Form 10-Q
period 2017-03-31
Hilton Grand Vacations Inc.
filed 2017-05-04
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 27, 2017 was 99,038,837.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$196	$48
Restricted cash	78	103
Accounts receivable, net of allowance for doubtful accounts of $7 and $6	115	123
Timeshare financing receivables, net	1,017	1,025
Inventory	507	513
Property and equipment, net	254	256
Intangible assets, net	69	70
Other assets	71	42

TOTAL ASSETS (variable interest entities - $576 and $258)	$2,307	$2,180

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$264	$231
Advanced deposits	107	103
Debt	488	490
Non-recourse debt	695	694
Deferred revenues	142	106
Deferred income tax liabilities	385	389

Total liabilities (variable interest entities - $569 and $245)	2,081	2,013
Commitments and contingencies - see Note 14
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 99,038,837 issued and outstanding as of March 31, 2017 and 98,802,597 issued and outstanding as of December 31, 2016	1	1
Additional paid-in capital	147	138
Accumulated retained earnings	78	28

Total equity	226	167

TOTAL LIABILITIES AND EQUITY	$2,307	$2,180

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Sales of VOIs, net	$118	$115
Sales, marketing, brand and other fees	130	118
Financing	35	32
Resort and club management	36	31
Rental and ancillary services	46	45
Cost reimbursements	34	29

Total revenues	399	370

Expenses
Cost of VOI sales	33	38
Sales and marketing	152	135
Financing	10	8
Resort and club management	10	8
Rental and ancillary services	27	26
General and administrative	23	16
Depreciation and amortization	7	5
License fee expense	20	19
Cost reimbursements	34	29

Total operating expenses	316	284
Allocated Parent interest expense	—	(6)
Interest expense	(7)	—

Income before income taxes	76	80
Income tax expense	(26)	(32)

Net income	$50	$48

Earnings per share:(1)
Basic and diluted	$0.51	$0.48

(1)	For the three months ended March 31, 2016, basic and diluted earnings per share was calculated based on shares distributed to Hilton Grand Vacations’ stockholders on January 3, 2017. See Note 11: Earnings Per Share for additional information.

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$50	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7	5
Amortization of deferred financing costs and other	1	1
Provision for loan losses	11	10
Share-based compensation	3	—
Deferred income taxes	6	5
Net changes in assets and liabilities:
Accounts receivables, net	8	(8)
Timeshare financing receivables, net	(4)	(9)
Inventory	6	(4)
Other assets	(29)	(22)
Accounts payable, accrued expenses and other	36	(19)
Advanced deposits	4	2
Deferred revenues	36	22
Other	—	5

Net cash provided by operating activities	135	36

Investing Activities
Capital expenditures for property and equipment	(8)	(9)
Software capitalization costs	(2)	(1)

Net cash used in investing activities	(10)	(10)

Financing Activities
Issuance of non-recourse debt	350	—
Repayment of non-recourse debt	(344)	(29)
Repayment of debt	(3)	—
Debt issuance costs	(5)	—
Net transfers from Parent	—	8

Net cash used in financing activities	(2)	(21)

Net increase in cash, cash equivalents and restricted cash	123	5
Cash, cash equivalents and restricted cash, beginning of period	151	79

Cash, cash equivalents and restricted cash, end of period	$274	$84

Supplemental Disclosures
Non-cash financing activity
Transfer of inventory from Parent	$—	$15

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2016	99	$1	$138	$28	$167
Net income	—	—	—	50	50
Deferred intercompany transaction (1)	—	—	9	—	9

Balance as of March 31, 2017	99	$1	$147	$78	$226

(1)	Refer to Note 9: Income Taxes for further discussion.

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation

Our Spin-off from Hilton Worldwide Holdings Inc.

On February 26, 2016, Hilton Worldwide Holdings Inc. (“Hilton”) announced that its Board of Directors had unanimously approved a plan to enhance long-term stockholder value by separating Hilton into three independent, publicly traded companies. Hilton subsequently executed tax- free spin-offs of Park Hotels & Resorts Inc. (“Park”) and Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”).

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

In connection with the completion of the spin-off, we entered into agreements with Hilton and other third parties, including licenses to use the Hilton brand. The unaudited condensed consolidated financial statements reflect the effect of these agreements. For the three months ended March 31, 2017 and 2016, we incurred $58 million and $60 million, respectively, in costs relating to the agreements entered with Hilton. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

Prior to the spin-off, Hilton maintained a share-based compensation plan for the benefit of its officers, directors and employees which was presented as a component of Net transfers (to) from Parent, a financing activity, on the condensed consolidated statements of cash flows. Subsequent to the spin-off, share-based compensation expense is presented as a component of operating activities on the condensed consolidated statements of cash flows.

Our Business

Hilton Grand Vacations is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; operating our resorts; financing and servicing loans provided to consumers for their timeshare purchases; and managing our points-based Hilton Grand Vacations Club exchange program (the “Club”). As of March 31, 2017, we had 48 timeshare properties, comprised of 8,085 units, located in the United States (“U.S.”) and Europe.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include 100 percent of our assets, liabilities, revenues, expenses and cash flows and all entities in which we have a controlling financial interest. Through the date of the spin-off, the unaudited condensed consolidated financial statements presented herein were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Hilton.

The unaudited condensed consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to prevent information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on March 2, 2017.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance.

The accompanying unaudited condensed consolidated financial statements, in our opinion, reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions and balances have been eliminated in consolidation.

Note 2: Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 includes provisions intended to simplify several aspects of the accounting and presentation of share-based payments. These provisions include the recognition of the income tax effects of awards in the consolidated statement of operations when the awards vest or are settled, permitting an employer to withhold shares in an amount up to the employee’s maximum individual tax rate without resulting in liability classification of the award, permitting entities to make a policy election to account for forfeitures as they occur, and changes to the classification of tax-related cash flows resulting from share-based payments and cash payments made to taxing authorities on the employee’s behalf on the statement of cash flows. This ASU 2016-09 was effective for reporting periods beginning after December 15, 2016. We adopted ASU 2016-09 retrospectively as of January 1, 2017 and have applied to all periods herein with no material impact to our unaudited condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, (“ASU 2016-18”) Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to provide guidance on the presentation of restricted cash or restricted cash equivalents and reduce the diversity in practice. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. We elected as permitted by the standard, to early adopt ASU 2016-18 retrospectively as of January 1, 2017 and have applied to all periods presented herein. The adoption of ASU 2016-18 did not have a material impact to our unaudited condensed consolidated financial statements. The effect of the adoption of ASU 2016-18 on our condensed consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalent and restricted cash. The change in restricted cash was previously disclosed in operating activities and financing activities in the condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 804): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. We elected as permitted by the standard, to early adopt ASU 2017-01 prospectively as of January 1, 2017. The adoption of ASU 2017-01 did not have a material impact to our unaudited condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB has issued several related ASUs amending the original ASU.

The provisions of this ASU are to be applied retrospectively or using a modified retrospective approach; early adoption is permitted for reporting periods beginning after December 15, 2016. We are still evaluating our transition approach and expect to reach a decision in 2017.

We are currently evaluating the effect that this ASU will have on our consolidated financial statements by analyzing both transactional and analytical data for each of our revenue streams. We expect changes to gross versus net of presentation of certain non-cash first day incentives. While we continue to assess all potential impacts of the standard, we expect the timing of revenue recognition related to our accounting for ongoing management fees revenues from our homeowners’ association (“HOA”) management agreements and transient guest transactions to remain substantially unchanged. We will continue to disclose expected impacts that ASU 2014-09 will have on our consolidated financial statements as more information becomes available.

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The provisions of this ASU are effective for reporting periods beginning after December 15, 2017; early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03 (“ASU 2017-03”), Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323). ASU 2017-03 requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. The SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. In addition, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. ASU 2017-03 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

Note 3:  Restricted Cash

Restricted cash was as follows:

	March 31,	December 31,
($ in millions)	2017	2016
Escrow deposits on VOI sales	$43	$81
Reserves related to non-recourse debt(1)	35	22

	$78	$103

(1)	See Note 7: Debt & Non-recourse debt for further discussion.

Note 4: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	March 31, 2017
($ in millions)	Securitized	Unsecuritized	Total
Timeshare financing receivables	$577	$564	$1,141
Less: allowance for loan loss	(37)	(87)	(124)

	$540	$477	$1,017

	December 31, 2016
($ in millions)	Securitized	Unsecuritized	Total
Timeshare financing receivables	$253	$892	$1,145
Less: allowance for loan loss	(9)	(111)	(120)

	$244	$781	$1,025

The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. As of March 31, 2017, our timeshare financing receivables had interest rates ranging from 5.3 percent to 20.5 percent, a weighted average interest rate of 12.0 percent, a weighted average remaining term of 7.6 years and maturities through 2028.

We pledge a portion of our timeshare financing receivables as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) with a borrowing capacity of $450 million. As of March 31, 2017 and December 31, 2016, we had $156 million and $509 million, respectively, of gross timeshare financing receivables securing the Timeshare Facility. We recognize interest income on our timeshare financing receivables as earned. We record an estimate of uncollectibility as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale.

In March 2017, we completed a securitization of approximately $357 million of gross timeshare financing receivables and issued approximately $291 million of 2.66 percent notes and approximately $59 million of 2.96 percent notes, which have a stated maturity date of December 2028. The securitization transactions did not qualify as sales and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing; therefore, the proceeds from the transaction are presented as debt (collectively, the “Securitized Debt”). See Note 7: Debt & Non-recourse debt for further discussion.

Our timeshare financing receivables as of March 31, 2017 mature as follows:

($ in millions)	Securitized	Unsecuritized	Total
Year
2017 (remaining)	$82	$58	$140
2018	82	51	133
2019	80	54	134
2020	77	57	134
2021	70	59	129
Thereafter	186	285	471

	577	564	1,141
Less: allowance for loan loss	(37)	(87)	(124)

	$540	$477	$1,017

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

Our gross timeshare financing receivables balances by FICO score were as follows:

	March 31,	December 31,

($ in millions)	2017	2016
FICO score
700+	$724	$725
600-699	213	211
<600	28	28
No score(1)	176	181

	$1,141	$1,145

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

We apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees; interest; principal; and late charges. Once a note is 91 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 91 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 121 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process is complete and we receive the deed for the foreclosed unit.

As of March 31, 2017 and December 31, 2016, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $41 million and $38 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	March 31, 2017
($ in millions)	Securitized	Unsecuritized	Total
Current	$566	$517	$1,083
31 - 90 days past due	8	9	17
91 - 120 days past due	1	4	5
121 days and greater past due	2	34	36

	$577	$564	$1,141

	December 31, 2016
($ in millions)	Securitized	Unsecuritized	Total
Current	$248	$847	$1,095
31 - 90 days past due	3	9	12
91 - 120 days past due	1	4	5
121 days and greater past due	1	32	33

	$253	$892	$1,145

The changes in our allowance for loan loss were as follows:

	March 31, 2017
($ in millions)	Securitized	Unsecuritized	Total
Balance as of December 31, 2016	$9	$111	$120
Write-offs	—	(7)	(7)
Securitizations	28	(28)	—
Provision for loan loss (1)	—	11	11

Balance as of March 31, 2017	$37	$87	$124

	March 31, 2016
($ in millions)	Securitized	Unsecuritized	Total
Balance as of December 31, 2015	$17	$89	$106
Write-offs	—	(9)	(9)
Provision for loan loss (1)	(3)	13	10

Balance as of March 31, 2016	$14	$93	$107

(1)	Includes activity related to repurchase of defaulted and upgraded securitized timeshare financing receivables, net of incremental provision for loan loss.

Note 5: Inventory

Inventory was as follows:

	March 31,	December 31,
($ in millions)	2017	2016
Completed unsold VOIs	$232	$233
Construction in process	17	20
Land, infrastructure and other	258	260

	$507	$513

We incurred less than $1 million in costs of sales true-ups relating to VOI products for the three months ended March 31, 2017, which resulted in less than $1 million increase to the carrying value of inventory as of March 31, 2017.    We incurred $10 million in costs of sales true-ups relating to VOI products for the year ended December 31, 2016, which resulted in a $10 million increase to the carrying value of inventory as of December 31, 2016. For the three months ended March 31, 2017 and 2016, we incurred expenses of $11 million and $10 million, respectively, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

Note 6: Consolidated Variable Interest Entities

As of March 31, 2017 and December 31, 2016, we consolidated three and two variable interest entities (“VIEs”), respectively, that issued Securitized Debt, backed by pledged assets consisting primarily of a pool of timeshare financing receivables, which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only assets of our VIEs are available to settle the obligations of the respective entities.

Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	March 31,	December 31,
($ in millions)	2017	2016
Restricted cash	$32	$10
Timeshare financing receivables, net	540	244
Non-recourse debt (1)	567	244

(1)	Net of deferred financing costs.

During the three months ended March 31, 2017 and 2016, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 7: Debt & Non-recourse debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	March 31,	December 31,
($ in millions)	2017	2016
Debt (1)
Senior secured credit facilities:
Term loan with an average rate of 3.23%, due 2021	$198	$200
Senior notes with a rate of 6.125%, due 2024	300	300

	498	500
Less: unamortized deferred financing costs and discount(2)(3)	(10)	(10)

	$488	$490

(1)	For the three months ended March 31, 2017 and year ended December 31, 2016, weighted average interest rates were 4.977 percent and 4.851 percent, respectively.
(2)	Amount includes deferred financing costs of $2 million and $8 million as of March 31, 2017 and December 31, 2016, relating to our term loan and senior notes, respectively.
(3)

Amount does not include deferred financing costs of $2 million as of March 31, 2017 and December 31, 2016, relating to our revolving facility included in Other Assets in our condensed consolidated balance sheets.

We were in compliance with all applicable financial covenants as of March 31, 2017.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	March 31,	December 31,
($ in millions)	2017	2016
Non-recourse debt (1)
Timeshare Facility with an average rate of 2.12%, due 2019	$128	$450
Securitized Debt with an average rate of 2.42%, due 2028	574	246

	702	696
Less: unamortized deferred financing costs(2)(3)	(7)	(2)

	$695	$694

(1)	For the three months ended March 31, 2017 and year ended December 31, 2016, weighted average interest rates were 2.366 percent and 1.946 percent, respectively.

(2)	Amount includes deferred financing costs of $7 million as of March 31, 2017 and $2 million as of December 31, 2016, relating to our Securitized Debt.

(3)

Amount does not include deferred financing costs of $3 million as of March 31, 2017 and December 31, 2016, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.

The Timeshare Facility is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets.

In March 2017, we completed a securitization of approximately $357 million of gross timeshare financing receivable and issued approximately $291 million of 2.66 percent notes and $59 million of 2.96 percent notes due December 2028. The Securitized Debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interests. The Securitized Debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts as of March 31, 2017 and December 31, 2016 were $35 million and $22 million, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of March 31, 2017 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2017 (remaining)	$8	$119	$127
2018	10	132	142
2019	10	227	237
2020	10	88	98
2021	160	66	226
Thereafter	300	70	370

	$498	$702	$1,200

Note 8: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	March 31, 2017
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$1,017	$—	$1,142
Liabilities:
Debt(2)	488	318	192
Non-recourse debt(2)	695	—	699

	December 31, 2016
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$1,025	$—	$1,147
Liabilities:
Debt(2)	490	314	200
Non-recourse debt(2)	694	—	696

(1)	Carrying amount includes allowance for loan loss.
(2)	Carrying amount includes unamortized deferred financing costs and discount.

Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values. The table above excludes cash and cash equivalents, restricted cash, accounts receivable, accounts payable, advance deposits and accrued liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

The estimated fair values of our timeshare financing receivables were determined using a discounted cash flow model. Our model incorporates default rates, coupon rates, credit quality and loan terms respective to the portfolio based on current market assumptions for similar types of arrangements.

The estimated fair values of our Level 1 debt was based on prices in active debt markets. The estimated fair value of our Level 3 debt and non-recourse debt were as follows:

•	Debt - based on indicative quotes obtained for similar issuances and projected future cash flows discounted at risk- adjusted rates.

•	Non-recourse debt - based on projected future cash flows discounted at risk-adjusted rates.

Note 9: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes. The effective income tax rate for the three months ended March 31, 2017 and 2016 was approximately 34 percent and 40 percent, respectively, which decreased primarily due to a decrease in cumulative installment sale interest liability, partially offset by an increase in the cumulative effect of a change in the state effective tax rate.

The Company was a party to several intercompany asset transfers with Hilton prior to the spin-off. As required under U.S. tax regulations, the gain resulting from the intercompany transfer of these assets should be deferred and no deferred tax asset or liability should be recognized until a recognition event occurs. On January 3, 2017, Hilton executed a tax-free spin-off of the Company, which met the requirement of a recognition event. On the spin-off date, for the assets transferred, we recognized a stepped up tax basis, re-measured the asset by applying applicable tax rate changes and evaluated the realizability of the asset. This resulted in a reduction to our net deferred tax liability and an increase in our Additional paid-in capital of $9 million on our condensed consolidated balance sheets as of March 31, 2017.

Note 10: Share-Based Compensation

Stock Plan

We issue time-vesting restricted stock units (“RSUs”) and nonqualified stock options (“options”) to certain employees. All performance shares that were issued under the Stock Plan of our former Parent, Hilton, were converted to RSUs as of December 31, 2016. We recognized share-based compensation expense of $3 million and $2 million during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, unrecognized compensation costs for unvested awards were approximately $24 million, which is expected to be recognized over a weighted average period of 2.6 years. As of March 31, 2017, there were 7,705,311 shares of common stock available for future issuance.

RSUs

During the three months ended March 31, 2017, we issued 466,826 RSUs with a weighted average grant date fair value of $28.31, which generally vest 25 percent in the first year, 25 percent in the second year and 50 percent in the third year from the date of grant.

Options

During the three months ended March 31, 2017, we issued 669,658 options with an exercise price of $28.30, which generally vest 25 percent in the first year, 25 percent in the second year and 50 percent in the third year from the date of grant.

The grant date fair value of each of these option grants was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

March 31,
2017
Expected volatility(1)	26.3%
Dividend yield(2)	—%
Risk-free rate(3)	2.3%
Expected term (in years)(4)	6.0

(1)	Due to limited trading history for Hilton Grand Vacations’ common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of its share price. As a result, we used a weighted-average of the implied volatility and the average historical volatility of its peer group over a time period consistent with its expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark its executive compensation.

(2)	At the date of grant we had no plans to pay dividends during the expected term of these options.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

(4)	Estimated using the average of the vesting periods and the contractual term of the options.

As of March 31, 2017, we had 204,109 options outstanding that were exercisable.

Note 11:  Earnings Per Share

The following table presents the calculation of our basic and diluted earnings per share (“EPS”). The weighted average shares outstanding for the three months ended March 31, 2016 reflect 98,802,597 shares distributed on January 3, 2017, our spin-off date, to our stockholders. See Note 1: Organization and Basis of Presentation for further discussion. The weighted average shares outstanding for the three months ended March 31, 2017 used to compute basic EPS and diluted EPS is 98,798,007 and 99,339,928, respectively.

	Three Months Ended March 31,
($ in millions, except per share amounts)	2017	2016
Basic EPS:
Numerator:
Net Income	$50	$48
Denominator:
Weighted average shares outstanding	99	99

Basic EPS	$0.51	$0.48

Diluted EPS:
Numerator:
Net Income	$50	$48
Denominator:
Weighted average shares outstanding	99	99

Diluted EPS	$0.51	$0.48

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the three months ended March 31, 2017, we excluded 198,994 share-based compensation awards because their effect would have been anti-dilutive under the treasury stock method.

Note 12: Related Party Transactions

Relationship Between HGV and Hilton after the Spin-Off

On January 3, 2017, when the spin-off was completed, Hilton and Park ceased to be a related parties of HGV. In connection with the spin-off, we entered into certain agreements with Hilton and other third parties. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

HNA Tourism Group Co., Ltd.

On March 15, 2017, Blackstone completed the previously announced sale of 24,750,000 shares of our common stock to HNA Tourism Group Co., Ltd. (“HNA”), representing approximately 25 percent of the outstanding shares of our common stock.

In connection with the consummation of the sale, we adopted our amended and restated by-laws, effective March 15, 2017, to remove references to Blackstone’s ownership of at least 40 percent of the total voting power of our common stock and revised certain provisions referencing the Blackstone Stockholders Agreement, as appropriate, to include references to the HNA Stockholder Agreement.

The Blackstone Group

In connection with the consummation of the spin-off described in Note 1: Organization and Basis of Presentation and the sale of 25 percent of our common stock to HNA as described above, Blackstone holds approximately 15 percent of HGV outstanding common stock as of March 31, 2017.

For the three months ended March 31, 2017 and 2016, we earned commissions and other fees of $51 million and $44 million, respectively, in our condensed consolidated statements of operations, related to a fee-for-service agreement with a Blackstone affiliate to sell VOIs at a property. Also related to the fee-for-service agreement, as of March 31, 2017 and December 31, 2016, we recognized receivables of $19 million and $20 million, respectively.

Note 13: Business Segments

We operate our business through the following two segments:

•	Real estate sales and financing – We market and sell VOIs that we own. We also source VOIs through fee-for-service agreements with third-party developers. Related to the sales of the VOIs that we own, we provide consumer financing, which includes interest income generated from the origination of consumer loans to customers to finance their purchase of VOIs and revenue from servicing the loans. We also generate fee revenue from servicing the loans provided by third-party developers to purchasers of their VOIs.

•	Resort operations and club management – We manage the Club, earn activation fees, annual dues and transaction fees from member exchanges for other vacation products. We earn fees for managing the timeshare properties. We generate rental revenue from unit rentals of unsold inventory and inventory made available due to ownership exchanges under our Club program. We also earn revenue from food and beverage, retail and spa outlets at our timeshare properties.

The performance of our operating segments is evaluated primarily based on adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”). We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) reorganization costs, including severance and relocation costs; (vi) share-based and other compensation expenses; (vii) costs related to the spin-off; and (viii) other items. During the three months ended March 31, 2017, we revised our definition of EBITDA to exclude the adjustment of interest expense relating to our non-recourse debt as a reconciling item to arrive at net income (loss) in order to conform to the presentation of the timeshare industry following the consummation of the spin-off from Hilton. This adjustment was retrospectively applied to prior period(s) to conform with the current presentation.

The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended March 31,
($ in millions)	2017	2016
Revenues:
Real estate sales and financing(1)	$283	$266
Resort operations and club management(2)	88	81

Total segment revenues	371	347
Cost reimbursements	34	29
Intersegment eliminations(1)(2)(3)	(6)	(6)

Total revenues	$399	$370

(1)

Includes charges of $1 million to the resort operations and club management segment for billing and collection services provided by the real estate sales and financing segment three months ended March 31, 2016.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for discounted stays at properties resulting from marketing packages. These charges totaled $6 million and $5 million for the three months ended March 31, 2017 and 2016, respectively.

(3)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for each of the three months ended March 31, 2017 and 2016.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended March 31,
($ in millions)	2017	2016
Adjusted EBITDA:
Real estate sales and financing(1)	$83	$81
Resort operations and club management(1)	51	46

Segment Adjusted EBITDA	134	127
General and administrative	(23)	(16)
Depreciation and amortization	(7)	(5)
License fee expense	(20)	(19)
Allocated Parent interest expense(2)	—	(6)
Interest expense	(7)	—
Income tax expense	(26)	(32)
Other adjustment items	(1)	(1)

Net income	$50	$48

(1)	Includes intersegment eliminations. Refer to our table presenting revenues by reportable segment above for additional discussion.

(2)	This amount represents interest expense on an unconditional obligation to guarantee certain Hilton allocated debt balances which were released in November 2016.

Note 14: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2017, we were committed to purchase approximately $212 million of inventory and land over a period of five years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the three months ended March 31, 2017 and 2016, we purchased $4 million and $11 million, respectively, of VOI inventory as required under our commitments. As of March 31, 2017, our remaining obligation pursuant to these arrangements was expected to be incurred as follows: $4 million in 2017, $61 million in 2018, $129 million in 2019, $9 million in 2020, and $9 million in 2021.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2017, will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the benefits resulting from our separation from Hilton Worldwide Holdings Inc., the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements in this

Quarterly Report on Form 10-Q. We do not intend to update any of these forward-looking statement or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

The risk factors discussed in “Part I-Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Terms Used in this Quarterly Report on Form 10-Q

Except where the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Hilton Grand Vacations,” “HGV,” “the Company,” “we,” “us” and “our” refer to Hilton Grand Vacations Inc., together with its consolidated subsidiaries. Except where the context requires otherwise, references to our “properties” and “rooms” refer to the timeshare properties managed, franchised, owned or leased by us. Of these resorts and rooms, a portion are directly owned or leased by us or joint ventures in which we have an interest and the remaining resorts and rooms are owned by third-party owners.

Investment funds associated with or designated by The Blackstone Group L.P. and their affiliates, former majority owners of Hilton Worldwide Holdings, Inc. (“Hilton”), are referred to herein as “Blackstone.”

Investment funds associated with or designated by HNA Tourism Group Co., Ltd. and their affiliates are referred to herein as “HNA.”

“Developed” refers VOI inventory that is sourced from projects developed by HGV.

“Fee for service” refers to VOI inventory that we sell and manage on behalf of third-party developers.

“Just-in-time” refers to VOI inventory that is primarily sourced in transactions that are designed to closely correlate the timing of the acquisition with our sale of that inventory to purchasers.

Non-GAAP Financial Measures

 This Quarterly Report on Form 10-Q includes discussion of terms that are not recognized terms under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and financial measures that are not calculated in accordance with U.S. GAAP, including contract sales, sales revenue, real estate margin, tour flow, volume per guest, capital efficiency ratio, transient rate, earnings before interest expense (excluding interest expense relating to our non-recourse debt), taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and segment Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business and Financial Metrics and Terms Used by Management” and “-Results of Operations” for a discussion of the meanings of these terms, the Company’s reasons for providing non-GAAP financial measures, and reconciliations of non-GAAP financial measures to measures calculated in accordance with U.S. GAAP.

Overview

Spin-Off Transactions

 On February 26, 2016, Hilton announced that its Board of Directors had unanimously approved a plan to enhance long-term stockholder value by separating Hilton into three independent, publicly traded companies. Hilton subsequently executed tax- free spin-offs of Park Hotels & Resorts Inc. (“Park”) and Hilton Grand Vacations.

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

In connection with the completion of the spin-off, we entered into agreements with Hilton and other third parties, including licenses to use the Hilton Brand. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

On March 15, 2017, Blackstone completed the previously announced sale of 24,750,000 shares of our common stock to HNA, representing approximately 25 percent of the outstanding shares of our common stock.

In connection with the consummation of the sale, we adopted our amended and restated by-laws, effective March 15, 2017, to remove references to Blackstone’s ownership of at least 40 percent of the total voting power of our common stock and revised certain provisions referencing the Blackstone Stockholders Agreement, as appropriate, to include references to the HNA Stockholder Agreement.

Tax Matters Agreement

  Subsequent to the spin-off, we have no unrecognized taxes that, if recognized, would have impacted our effective tax rate. As a large taxpayer, Hilton is continuously under audit by the IRS and other taxing authorities. HGV has joined in the Hilton U.S. Federal tax consolidated filing for prior tax years up to the date of the spin-off. Although we do not anticipate that a significant impact to our unrecognized tax balance will occur during the next fiscal year as a result of these audits, it remains possible that the amount of our liability for unrecognized taxes could change over that time period. Pursuant to the Tax Matters Agreement, Hilton is liable and shall pay the relevant tax authority for all taxes related to the taxable income prior to the spin-off. HGV will be responsible for its portion of any amounts Hilton is deemed liable by a taxing authority according to the Tax Matters Agreement. HGV is responsible for tax years subsequent to the spin-off.

Our Business

We are a rapidly growing timeshare company that markets and sells vacation ownership intervals (“VOIs”), manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of March 31, 2017, we have 48 resorts, representing 8,085 units, which are located in iconic vacation destinations such as the Hawaiian Islands, New York City, Orlando and Las Vegas, and feature spacious, condominium-style accommodations with superior amenities and quality service. As of March 31, 2017, we have approximately 273,000 Hilton Grand Vacations Club (the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 14 industry-leading brands across more than 4,900 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

We operate our business across two segments: (1) real estate sales and financing; and (2) resort operations and club management.

Real Estate Sales and Financing

Our primary product is the marketing and selling of fee-simple VOIs deeded in perpetuity, developed either by us or by third parties. This ownership interest is an interest in real estate generally equivalent to one week annually, at the timeshare resort where the VOI was purchased. Traditionally, timeshare operators have funded 100 percent of the investment necessary to acquire land and construct timeshare properties. In 2010, we began sourcing VOIs through fee-for-service and just-in-time agreements with third-party developers and have successfully transformed from a capital-intensive business to one that is highly capital-efficient. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory with the sale to purchasers. Sales of owned inventory, including just-in-time inventory, generally result in greater Adjusted EBITDA contributions, while fee-for-service sales require less initial investment and allow us to accelerate our sales growth. Both sales of owned inventory and fee-for-service sales generate long-term, predictable fee streams, by adding to the Club membership base and properties under management, that generate strong returns on invested capital.

For the three months ended March 31, 2017, sales from fee-for-service, just-in-time and developed inventory sources were 60 percent, 16 percent and 24 percent, respectively, of contract sales. See “-Real Estate Sales Metrics” for additional discussion of contract sales. Based on our trailing twelve months sales pace, we have access to more than five years of future inventory, with capital efficient arrangements representing approximately 89 percent of that supply. The visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

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

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile, country of residence and the loan term. The weighted average FICO score for new loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Three Months Ended March 31,
	2017	2016
Weighted average FICO score	743	741

Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Club. Historical default rate, which represents annual defaults as a percentage of each year’s beginning gross timeshare financing receivables balance, was 3.67 percent for the year ended December 31, 2016 and has not materially changed for the three months ended March 31, 2017.

Some of our loans have been pledged as collateral in our securitization transactions, which have in the past and may in the future provide funding for our business activities. In these securitization transactions, special purpose entities are established to issue various classes of debt securities which are generally collateralized by a single pool of assets, consisting of timeshare financing receivables that we service and cash deposits. For additional information see Note 4: Timeshare Financing Receivables in our unaudited condensed consolidated financial statements.

In addition, we earn fees from servicing our securitized loan portfolio and the loans provided by third-party developers of our fee-for-service projects to purchasers of their VOIs.

Resort Operations and Club Management

We enter into a management agreement with the homeowners’ association (“HOA”) of the VOI owners for timeshare resorts developed by us or a third party. Each of the HOAs is governed by a board of directors comprising owner and developer representatives that are charged with ensuring the resorts are well-maintained and financially stable. Our management services include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets and projections and employee training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee equal to 10 percent to 15 percent of the costs to operate the applicable resort. The fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses and our management fees are unaffected by changes in rental rate or occupancy. We are reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The initial term of our management agreements typically ranges from three to five years and the agreements are subject to periodic renewal for one to three year periods. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term.

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

Key Business and Financial Metrics and Terms Used by Management

Real Estate Sales Metrics

•	Contract sales represents the total amount of VOI products under purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price. Contract sales is not a recognized term under United States generally accepted accounting principles (“U.S. GAAP”) and should not be considered in isolation or as an alternative to Sales of VOIs, net or any other comparable operating measure derived in accordance with U.S. GAAP. Contract sales differ from revenues from the Sales of VOIs, net that we report in our condensed consolidated statements of operations due to the requirements for revenue recognition, as well as adjustments for incentives and other administrative fee revenues. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

•	Sales revenue represents sale of VOIs, net and commissions and brand fees earned from the sale of fee-for-service intervals.

•	Real estate margin represents sales revenue less the cost of VOI sales and sales and marketing costs, net of marketing revenue. Real estate margin percentage is calculated by dividing real estate margin by sales revenue. We consider this to be an important operating measure because it measures the efficiency of our sales and marketing spending and management of inventory costs.

•	Tour flow represents the number of sales presentations given at our sales centers during the period.

•	Volume per guest (“VPG”) represents the sales attributable to tours at our sales locations and is calculated by dividing Contract sales, excluding telesales, by tour flow. We consider VPG to be an important operating measure because it measures the effectiveness of our sales process, combining the average transaction price with closing rate.

•	Capital efficiency ratio represents the ratio of cost of VOI sales to VOI inventory spend, including fee-for-service upgrades. We consider this to be an important operating measure because capital efficiency allows us to reduce inventory investment requirements while continuing to generate growth in revenues and cash flows.

Resort and Club Management and Rental Metrics

•	Transient rate represents the total rental room revenue for transient guests divided by total number of transient room nights sold in a given period and excludes room rentals associated with marketing programs, owner usage and the redemption of Club Bonus Points.

For further information see Item 8. Financial Statements and Supplementary Data - Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2016.

EBITDA and Adjusted EBITDA

EBITDA, presented herein, is a financial measure that is not recognized under U.S. GAAP that reflects net income (loss), before interest expense, a provision for income taxes and depreciation and amortization. During the first quarter of 2017, we revised our definition of EBITDA to exclude the adjustment of interest expense relating to our non-recourse debt as a reconciling item to arrive at net income (loss) in order to conform to the presentation of the timeshare industry following the consummation of the spin-off from Hilton. The revised definition was applied to prior period(s) to conform with current presentation. Adjusted EBITDA, presented herein, is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) reorganization costs, including severance and relocation costs; (vi) share-based and certain other compensation expenses; (vii) costs related to the spin-off; and (viii) other items.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect our interest expense (excluding interest expense on non-recourse debt), or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes;

•	EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations;

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

Results of Operations

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 13: Business Segments in our unaudited condensed consolidated financial statements. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses it to manage our business and material limitations on its usefulness, refer to “—Key Business and Financial Metrics and Terms Used by Management—EBITDA and Adjusted EBITDA.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amount, including net income, our most comparable U.S. GAAP financial measure:

	Three Months Ended March 31,		Variance
($ in millions)	2017	2016	$	%
Revenues:
Real estate sales and financing	$283	$266	$17	6.4%
Resort operations and club management	88	81	7	8.6

Segment revenues	371	347	24	6.9
Cost reimbursements	34	29	5	17.2
Intersegment eliminations(1)	(6)	(6)	—	—

Total revenues	$399	$370	$29	7.8

(1)	Refer to Note 13: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,		Variance
($ in millions)	2017	2016	$	%
Net Income	$50	$48	$2	4.2%
Interest expense	7	—	7	NM(1)
Allocated Parent interest expense	—	6	(6)	(100.0)
Income tax expense	26	32	(6)	(18.8)
Depreciation and amortization	7	5	2	40.0

EBITDA	90	91	(1)	(1.1)
Share-based compensation expense	3	2	1	50.0
Other adjustment items (2)	1	3	(2)	(66.7)

Adjusted EBITDA	$94	$96	$(2)	(2.1)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	For the three months ended March 31, 2017, amount represents $1 million of costs associated with the spin-off transaction.

	Three Months Ended March 31,		Variance
($ in millions)	2017	2016	$	%
Adjusted EBITDA:
Real estate sales and financing (1)	$83	$81	$2	2.5%
Resort operations and club management (1)	51	46	5	10.9

Segment Adjusted EBITDA	134	127	7	5.5
Less:
License fee expense	20	19	1	5.3
General and administrative (2)	20	12	8	66.7

Adjusted EBITDA	$94	$96	$(2)	(2.1)

(1)	Includes intersegment eliminations and other adjustments.
(2)	Excludes share-based compensation and other adjustment items.

Real Estate Sales and Financing

Real estate sales and financing segment revenues increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a $10 million increase in sales revenue, a $5 million increase in marketing revenue and a $3 million increase in financing revenues. The increase in sales revenue was primarily due to a $7 million increase in commissions and brand fees, due to the launch of a new fee-for-service property in Orlando, Florida in the second quarter of 2016, and a $3 million increase in sales of VOIs, net, due to sales at our newly developed projects beginning in the second half of 2016. Real estate sales and financing segment Adjusted EBITDA increased by $2 million for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to an increase in revenues associated with the segment and a decrease in cost of VOI sales primarily due to completion of two projects during the same period in 2016, partially offset by a $17 million increase in sales and marketing expense.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues and segment Adjusted EBITDA increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a $3 million increase in club operations revenue, a $2 million increase in resort management revenue and a $2 million increase in rental revenue. Resort operations and club management segment Adjusted EBITDA increased primarily due to the increases in resort and club management revenues, partially offset by a $2 million increase in resort operations and club management expenses.

Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate

	Three Months Ended March 31,		Variance
($ in millions, except Tour flow and VPG)	2017	2016	$	%
Sales of VOIs, net	$118	$115	$3	2.6%
Adjustments:
Fee-for-service sales(1)	173	160	13	8.1
Loan loss provision	11	10	1	10.0
Reportability and other(2)	(15)	(23)	8	(34.8)

Contract sales	$287	$262	$25	9.5

Tour flow	72,405	70,988	1,417	2.0
VPG	$3,737	$3,457	$280	8.1

(1)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.

(2)	Includes adjustments for revenue recognition, including percentage-of-completion deferrals and amount in rescission, and sales incentives, as well as adjustments related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

Contract sales increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to an increase in tour flow, telesales and VPG. VPG increased due to a 4.7 percent increase in average transaction price and a higher close rate.

	Three Months Ended March 31,		Variance
($ in millions)	2017	2016	$	%
Sales of VOIs, net	$118	$115	$3	2.6%
Sales, marketing, brand and other fees	130	118	12	10.2
Less:
Marketing revenue and other fees	32	27	5	18.5

Sales revenue	216	206	10	4.9

Less:
Cost of VOI sales	33	38	(5)	(13.2)
Sales and marketing expense, net(1)	122	107	15	14.0

Real estate margin	$61	$61	$—	—

Real estate margin percentage	28.2%	29.6%

(1)	Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers.

Sales revenue increased for the three months ended March 31, 2017 compared to the same period in 2016, primarily as a result of a $7 million increase in commissions and brand fees due to the launch of one new fee-for-service property in the second quarter of 2016 and a $3 million increase in sales of VOIs, net due to sales at our newly developed projects beginning the second half of 2016.

Real estate margin and real estate margin percentage were flat for the three months ended March 31, 2017, compared to the same period in 2016, as result of increased sales revenue and decreased cost of VOI sales, partially offset by an increase in sales and marketing expense driven by higher contract sales volume. The decrease in cost of VOI sales is partially due to a decline in existing owners upgrading into fee-for-service projects.

Financing

	Three Months Ended March 31,		Variance
($ in millions)	2017	2016	$	%
Interest income	$32	$30	$2	6.7%
Other financing revenue	3	2	1	50.0

Financing revenue	35	32	3	9.4

Consumer financing interest expense	4	3	1	33.3
Other financing expense	6	5	1	20.0

Financing expense	10	8	2	25.0

Financing margin	$25	$24	$1	4.2

Financing margin percentage	71.4%	75.0%

Financing revenue and margin increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to an increase of $2 million in interest income resulting from a higher outstanding timeshare financing receivables balance during the three months ended March 31, 2017. Financing margin percentage decreased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to higher non-recourse debt balance associated with the additional drawdown on our timeshare facility in December 2016. See Note 7: Debt & Non-recourse debt for additional information.

Resort and Club Management

	Three Months Ended March 31,		Variance
($ in millions)	2017	2016	$	%
Club management revenue	$21	$18	$3	16.7%
Resort management revenue	15	13	2	15.4

Resort and club management revenues	36	31	5	16.1

Club management expense	5	5	—	—
Resort management expense	5	3	2	66.7

Resort and club management expenses	10	8	2	25.0

Resort and club management margin	$26	$23	$3	13.0

Resort and club management margin percentage	72.2%	74.2%

Resort and club management revenues increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to (i) an increase of approximately 18,000 in Club members resulting in higher net Club management revenue as well as activation and transaction fees, (ii) an increase in transaction volume per Club member and (iii) increases in fees earned on additional units under management of nine percent, partially offset by an increase in costs for servicing additional Club members.

Resort and club management margin increased for the three months ended March 31, 2017, compared to the same period in 2016, due to increases in segment revenues, partially offset by $2 million increases in resort and club management expenses.

Rental and Ancillary Services

	Three Months Ended March 31,		Variance
($ in millions)	2017	2016	$	%
Rental revenues	$41	$39	$2	5.1%
Ancillary services revenues	5	6	(1)	(16.7)

Rental and ancillary services revenues	46	45	1	2.2

Rental expenses	23	21	2	9.5
Ancillary services expense	4	5	(1)	(20.0)

Rental and ancillary services expenses	27	26	1	3.8

Rental and ancillary services margin	$19	$19	$—	—

Rental and ancillary services margin percentage	41.3%	42.2%

Rental and ancillary services revenues increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to rental income at our new resort, The District, in Washington DC which opened in May 2016, and a

6.4 percent increase in transient rate. Ancillary services revenues decreased for the three months ended March 31, 2017, compared to the same period in 2016, due to lower food and beverage and other sales to our resort guests.

Other Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2017	2016	$	%
Unallocated general and administrative	$23	$12	$11	91.7%
Allocated general and administrative	—	4	(4)	(100.0)

General and administrative	$23	$16	$7	43.8

Unallocated general and administrative expenses increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to an increase in expenses relating to regulatory filings, professional fees and other costs as a result of becoming an independent publicly traded company. Allocated general and administrative were expenses allocated to us from Hilton relating to the spin-off which was completed on January 3, 2017.

	Three Months Ended March 31,		Variance
($ in millions)	2017	2016	$	%
Depreciation and amortization	$7	$5	$2	40.0%
License fee expense	20	19	1	5.3

Depreciation and amortization expense increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to asset transfers from Hilton during the fourth quarter of 2016, some of which we hold as property and equipment for future conversion into inventory. The increase in license fee expense was as a result of the increase in revenues.

Non-Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2017	2016	$	%
Allocated Parent interest expense	$—	$6	$(6)	(100.0)%
Interest expense	7	—	7	NM(1)
Income tax expense	26	32	(6)	(18.8)

(1)	Fluctuation in terms of percentage change is not meaningful.

The Allocated Parent interest expense included in our condensed consolidated statements of operations for the three months ended March 31, 2016 relates to an unconditional obligation to guarantee certain Hilton allocated debt balances which was released in November 2016.

The increase in interest expense for the three months ended March 31, 2017, compared to the same period in 2016 is directly related to the financing transactions closed during and subsequent to the fourth quarter of 2016.

Income tax expense decreased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a reduction in 2017 pretax income, a decrease in the cumulative installment sale interest liability, offset by an increase in tax due to the cumulative effect of a change in the state effective tax rate.

Liquidity and Capital Resources

Overview

Prior to the fourth quarter of 2016, any net cash generated by our business has been transferred to Hilton, where it has been centrally managed. Transfers of cash to and from Hilton have been reflected as a component of Net transfers (to) from Parent in our condensed consolidated statements of cash flows.

As of March 31, 2017, we had total cash and cash equivalents of $274 million, including $78 million of restricted cash. The restricted cash balance relates to escrowed cash from our sales of our VOIs and consumer financing receivables pledged to our non-recourse revolving timeshare receivable credit facility or securitizations.

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

We finance our business activities primarily with existing cash and cash equivalents, cash generated from our operations and through securitizations of our timeshare financing receivables. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including payroll and related benefits, legal costs and capital expenditures for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity, minimize operational costs, make debt payments and fund future acquisitions and development projects. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,		Variance
($ in millions)	2017	2016	$	%
Net cash provided by (used in):
Operating activities(2)	$135	$36	$99	NM(1)
Investing activities	(10)	(10)	—	—
Financing activities(2)	(2)	(21)	19	(90.5)%

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)

Reflects the adoption of Accounting Standards Update (“ASU”) No. 2016-18, (“ASU 2016-18”) Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2: Recently Issued Accounting Pronouncements for further discussion.

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

Net cash flows provided by operating activities increased by $99 million during the three months ended March 31, 2017, compared to the same period in 2016, primarily as a result of improved operating results in both segments and increased sources of cash for working capital requirements.

Capital efficiency allows us to reduce inventory investment requirements and to generate growth in revenues and cash flows. Over a short-term period, depending on the timing of inventory spend, our capital efficiency may vary; however, generally, over the long-term, we target a 50/50 mix of owned and fee-for-service inventory, which allows us to expand partner relationships and to provide a strong inventory supply without the upfront capital investment. In addition, we continue to move towards more just-in-time owned inventory sourcing arrangements that we expect to also drive capital efficiency. The ratio of VOI inventory spend to cost of VOI sales approximates a 1:1 ratio for each of the three months ended March 31, 2017 and 2016, indicative of capital efficiency. The following is a summary of our Capital Efficiency Ratio:

	Three Months Ended March 31,
($ in millions)	2017	2016
VOI spending - owned properties	$10	$35
VOI spending - fee-for-service upgrades	16	18

Total VOI inventory spending(1)	$26	$53

Cost of VOI sales(1)	$33	$38
Capital Efficiency Ratio	1.3	0.7

(1)	Includes costs of VOI sales related to the cost of reacquiring inventory that we have developed from existing owners upgrading into fee-for-service projects. Excludes non-cash asset transfers from Hilton and non-cash inventory accruals.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Three Months Ended March 31,		Variance
($ in millions)	2017	2016	$	%
Capital expenditures for property and equipment	$(8)	$(9)	$1	(11.1)%
Software capitalization costs	(2)	(1)	(1)	100.0

Net cash used in investing activities	$(10)	$(10)	$—	—

Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the maintenance and renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

Financing Activities

The following table summarizes our net cash used in financing activities:

	Three Months Ended March 31,		Variance
($ in millions)	2017	2016	$	%
Issuance of non-recourse debt	$350	$—	$350	NM(1)
Repayment of non-recourse debt	(344)	(29)	(315)	NM(1)
Repayment of debt	(3)	—	(3)	NM(1)
Debt issuance costs	(5)	—	(5)	NM(1)
Net transfers from Parent(2)	—	8	(8)	(100.0)%

Net cash used in financing activities	$(2)	$(21)	$19	(90.5)

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)	All transactions between HGV and Hilton have been settled in connection with the spin-off.

The change in net cash used in financing activities for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to our financing transactions. During the three months ended March 31, 2017, we issued $350 million in non-recourse securitized debt and paid $5 million in debt issuance costs. The proceeds received from the non-recourse securitized debt were used to pay down a portion of our timeshare facility. We also paid $3 million of the principal amount of the senior secured term loan. See Note 7: Debt & Non -recourse debt in our unaudited condensed consolidated financial statements for further discussion. Additionally, following the spin-off date we no longer receive transfers from Hilton.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2017:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(1)	$665	$26	$68	$217	$354
Non-recourse debt(1)	745	131	381	160	73
Purchase commitments	212	4	190	18	—

Total contractual obligations	$1,622	$161	$639	$395	$427

(1)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 0.98 percent as of March 31, 2017.

As of March 31, 2017, our contractual obligations relating to our operating leases have not materially changed from what as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of March 31, 2017 consisted of $212 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under the Hilton Grand Vacations brand. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 14: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2016. Since the date of our Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methods or assumptions we apply under them.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, currency exchange rates and debt prices. We manage our exposure to these risks by monitoring available financing alternatives and through pricing policies that may take into account currency exchange rates. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt, comprised of the Term Loans and our Timeshare Facility, of which the Timeshare Facility is without recourse to us. The interest rate is based on one-month LIBOR and we are most vulnerable to changes in this rate.

We intend to securitize timeshare financing receivables in the asset-backed financing market on a regular basis. We expect to secure fixed rate funding to match our fixed rate timeshare financing receivables. However, if we have floating rate debt in the future, we will monitor the interest rate risk and evaluate opportunities to mitigate such risk through the use of derivative instruments.

To the extent we utilize variable rate indebtedness in the future, any increase in interest rates beyond amounts covered under any corresponding derivative financial instruments, particularly if sustained, could have an adverse effect on our net income, cash flows and financial position. We cannot assure that any hedging transactions we enter into will adequately mitigate the adverse effects of interest rate increases or that counterparties in those transactions will honor their obligations.

The following table sets forth the contractual maturities, weighted average interest rates and the total fair values as of March 31, 2017, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2017	2018	2019	2020	2021	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	11.883%	$82	$82	$80	$77	$70	$186	$577	$568
Fixed-rate unsecuritized timeshare financing receivables	12.163%	58	51	54	57	59	285	564	574
Liabilities:(3)
Fixed-rate debt	3.693%	119	132	99	88	66	370	874	888
Variable-rate debt(4)	2.795%	8	10	138	10	160	—	326	321

(1)	Weighted average interest rate as of March 31, 2017.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)	Variable-rate debt includes principal outstanding debt of $198 million and non-recourse debt of $128 million as of March 31, 2017. See Note 7: Debt & Non-recourse debt for additional information.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the desired control objectives. However, you should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2017, will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Item 1A. Risk Factors

As of March 31, 2017, there have been no material changes from the risk factors previously disclosed in “Part I Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December  31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at NCR Corporation, which may be considered an affiliate of Blackstone and, therefore, our affiliate.

Item 6.   Exhibits

Exhibit No.	Description
2.1	Distribution Agreement among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).

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

10.5		Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).*

10.6

Indemnification Agreement entered into between Hilton Grand Vacations Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on November 14, 2016).

10.7

Hilton Grand Vacations Inc. 2017 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).*

10.8

Hilton Resorts Corporation 2017 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).*

10.9

Registration Rights Agreement, dated as of October 24, 2016, among Hilton Grand Vacations Inc. and HNA Tourism Group Co., Ltd. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on November 14, 2016).

10.10

Stockholders Agreement, dated as of October 24, 2016, by and among Hilton Grand Vacations, Inc., HNA Tourism Group Co., Ltd. and HNA Group Co., Ltd. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on November 14, 2016).

10.11

Stockholders Agreement, dated as of January 2, 2017, among Hilton Grand Vacations Inc. and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.12		Stockholders Agreement, dated as of January 2, 2017 by and among Hilton Worldwide Holdings Inc., Hilton Grand Vacations Inc., and the Blackstone Holders (as defined therein) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.13	(a)	Form of Restricted Stock Unit Agreement Under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on March 15, 2017).*

10.13	(b)	Form of Performance Share Agreement (Converted Award - 2014 Grant) Under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan.*

10.13	(c)	Form of Restricted Stock Unit Agreement (Converted Award - 2014 Grant) (Time-Based) Under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan.*

10.13	(d)	Form of Restricted Stock Unit Agreement (Converted Award - 2015 Grant) (Performance-Based) Under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan.*

10.13	(e)	Form of Restricted Stock Unit Agreement (Converted Award - 2015 Grant) (Time-Based) Under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan.*

10.13	(f)	Form of Restricted Stock Unit Agreement (Converted Award - 2016 Grant) (Performance-Based) Under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan.*

10.13	(g)	Form of Restricted Stock Unit Agreement (Converted Award - 2016 Grant) (Time-Based) Under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan.*

10.14	(a)	Form of Non-Qualified Stock Option Award Agreement Under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on March 15, 2017).*

10.14	(b)	Form of Non-Qualified Stock Option Agreement (Converted Award - 2014 Grant) Under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan.*

10.14	(c)	Form of Non-Qualified Stock Option Agreement (Converted Award - 2015 Grant) Under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan.*

10.14	(d)	Form of Non-Qualified Stock Option Agreement (Converted Award - 2016 Grant) Under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan.*

10.15	(a)	Form of Restricted Stock Agreement (Converted Award - 2015 Grant) Under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan.*

10.15	(b)	Form of Restricted Stock Agreement (Converted Award - 2016 Grant) Under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan.*

10.16		Form of Restricted Stock Unit Agreement Under Hilton Grand Vacations Inc. 2017 Stock Plan for Non-Employee Directors.*

11.1		Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 3 of this Form 10-Q.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosures.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

  *Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of May, 2017.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ James E. Mikolaichik
Name:	James E. Mikolaichik
Title:	Executive Vice President and Chief Financial Officer