Form 10-Q
period 2017-06-30
Hilton Grand Vacations Inc.
filed 2017-08-03
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 27, 2017 was 99,082,128.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$191	$48
Restricted cash	62	103
Accounts receivable, net of allowance for doubtful accounts of $10 and $6	123	123
Timeshare financing receivables, net	1,034	1,025
Inventory	492	513
Property and equipment, net	255	256
Intangible assets, net	71	70
Other assets	59	42

TOTAL ASSETS (variable interest entities - $534 and $258)	$2,287	$2,180

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$265	$231
Advanced deposits	100	103
Debt	486	490
Non-recourse debt	645	694
Deferred revenues	128	106
Deferred income tax liabilities	380	389

Total liabilities (variable interest entities - $518 and $245)	2,004	2,013
Commitments and contingencies - see Note 14
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of June 30, 2017 and December 31, 2016	—	—

Common stock, $0.01 par value; 3,000,000,000 authorized shares, 99,082,128 issued and outstanding as of June 30, 2017 and 98,802,597 issued and outstanding as of December 31, 2016	1	1

Additional paid-in capital	153	138
Accumulated retained earnings	129	28

Total equity	283	167

TOTAL LIABILITIES AND EQUITY	$2,287	$2,180

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Sales of VOIs, net	$143	$114	$261	$229
Sales, marketing, brand and other fees	144	128	274	246
Financing	36	34	71	66
Resort and club management	35	34	71	65
Rental and ancillary services	47	49	93	94
Cost reimbursements	34	32	68	61

Total revenues	439	391	838	761

Expenses
Cost of VOI sales	34	28	67	66
Sales and marketing	169	151	321	286
Financing	11	8	21	16
Resort and club management	10	8	20	16
Rental and ancillary services	31	30	58	56
General and administrative	29	21	52	37
Depreciation and amortization	7	6	14	11
License fee expense	23	20	43	39
Cost reimbursements	34	32	68	61

Total operating expenses	348	304	664	588
Gain on foreign currency transactions	—	1	—	1
Allocated Parent interest expense	—	(7)	—	(13)
Interest expense	(7)	—	(14)	—
Other loss, net	—	(1)	—	(1)

Income before income taxes	84	80	160	160
Income tax expense	(33)	(33)	(59)	(65)

Net income	$51	$47	$101	$95

Earnings per share:(1)
Basic and diluted	$0.51	$0.48	$1.02	$0.96

(1)	For the three and six months ended June 30, 2016, basic and diluted earnings per share was calculated based on shares distributed to Hilton Grand Vacations’ stockholders on January 3, 2017. See Note 11: Earnings Per Share for additional information.

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$101	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14	11
Amortization of deferred financing costs and other	3	2
Provision for loan losses	27	23
Other loss, net	—	1
Gain on foreign currency transactions	—	(1)
Share-based compensation	8	—
Deferred income taxes	1	1
Net changes in assets and liabilities:
Accounts receivables, net	—	(28)
Timeshare financing receivables, net	(35)	(27)
Inventory	22	3
Purchase of assets for future conversion to inventory	—	(14)
Other assets	(19)	(17)
Accounts payable, accrued expenses and other	36	11
Advanced deposits	(3)	6
Deferred revenues	22	20

Net cash provided by operating activities	177	86

Investing Activities
Capital expenditures for property and equipment	(15)	(14)
Software capitalization costs	(6)	(3)

Net cash used in investing activities	(21)	(17)

Financing Activities
Issuance of non-recourse debt	350	—
Repayment of non-recourse debt	(395)	(58)
Repayment of debt	(5)	—
Debt issuance costs	(5)	—
Net transfers to Parent	—	(15)
Proceeds from stock option exercises	1	—

Net cash used in financing activities	(54)	(73)

Net increase (decrease) in cash, cash equivalents and restricted cash	102	(4)
Cash, cash equivalents and restricted cash, beginning of period	151	79

Cash, cash equivalents and restricted cash, end of period	$253	$75

Supplemental Disclosures
Non-cash financing activity
Transfer of inventory from Parent	$—	$9
Transfer of property and equipment from Parent	$—	$33

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2016	99	$1	$138	$28	$167
Net income	—	—	—	101	101
Deferred intercompany transaction (1)	—	—	9	—	9
Activity related to share-based compensation	—	—	6	—	6

Balance as of June 30, 2017	99	$1	$153	$129	$283

(1)	Refer to Note 9: Income Taxes for further discussion.

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation

Our Spin-off from Hilton Worldwide Holdings Inc.

On January 3, 2017, the previously announced spin-off was completed by way of a pro rata distribution of Hilton Grand Vacations Inc.’s (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) common stock to Hilton Worldwide Holdings Inc. (“Former Hilton Parent” and together with its then consolidated subsidiaries, “Hilton”) stockholders. Each Hilton stockholder received one share of our common stock for every ten shares of Hilton common stock. As a result of the spin-off, we became a separate publicly-traded company on the New York Stock Exchange under the ticker symbol “HGV,” and Hilton did not retain any ownership interest in our company.

In connection with the completion of the spin-off, we entered into agreements with Hilton (who at the time was a related party) and other third parties, including licenses to use the Hilton brand. The unaudited condensed consolidated financial statements reflect the effect of these agreements. For the three months ended June 30, 2017 and 2016, we incurred $40 million and $44 million, respectively, and for the six months ended June 30, 2017 and 2016, we incurred $98 million and $104 million, respectively, in costs relating to the agreements entered with Hilton. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

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

Our Business

Hilton Grand Vacations is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; operating our resorts; financing and servicing loans provided to consumers for their timeshare purchases; and managing our points-based Hilton Grand Vacations Club exchange program (the “Club”). As of June 30, 2017, we had 48 timeshare properties, comprised of 8,101 units, located in the United States (“U.S.”) and Europe.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include 100 percent of our assets, liabilities, revenues, expenses and cash flows and all entities in which we have a controlling financial interest. Through the date of the spin-off, the unaudited condensed consolidated financial statements presented herein were prepared on a stand-alone basis and were derived from the unaudited consolidated financial statements and accounting records of Hilton.

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

We review our estimate of the expected redemption of expired prepaid discounted vacation packages (“packages”) on an ongoing basis. We only reduce the liability for expired packages when a package is redeemed or the likelihood of redemption is remote. This review considers factors such as historical experience, current business practices for pursuing individuals to redeem expired packages and the sufficiency and reliability of data available following a change in those redemption business practices. Previously, we concluded that redemption of an expired package was remote once a package has been expired for six months and therefore retained the liability until six months after expiration. During the review in the second quarter of 2017, we determined we now had sufficiently reliable updated information under current business practices to revise our estimate of expired packages that we expect to redeem. As a result, we changed our accounting estimate for expected redemptions of expired packages to relieve a portion of the remaining liability at expiration and recorded an $11 million reduction to the Advanced Deposits liability, with corresponding increases to Sales, marketing, brand and other fees revenue of $10 million and Accounts payable, accrued expenses and other for the related sales tax liability of $1 million. As a result, for the six months ended June 30, 2017, our net income increased by $10 million and basic and diluted earnings per share increased by $0.10.

Note 2: Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes provisions intended to simplify several aspects of the accounting and presentation of share-based payments. These provisions include the recognition of the income tax effects of awards in the consolidated statement of operations when the awards vest or are settled, permitting an employer to withhold shares in an amount up to the employee’s maximum individual tax rate without resulting in liability classification of the award, permitting entities to make a policy election to account for forfeitures as they occur, and changes to the classification of tax-related cash flows resulting from share-based payments and cash payments made to taxing authorities on the employee’s behalf on the statement of cash flows. This ASU 2016-09 was effective for reporting periods beginning after December 15, 2016. We adopted ASU 2016-09 retrospectively as of January 1, 2017 and have applied to all periods herein with no material impact to our unaudited condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, (“ASU 2016-18”) Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to provide guidance on the presentation of restricted cash or restricted cash equivalents and reduce the diversity in practice. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. We elected, as permitted by the standard, to early adopt ASU 2016-18 retrospectively as of January 1, 2017 and have applied it to all periods presented herein. The adoption of ASU 2016-18 did not have a material impact to our unaudited condensed consolidated financial statements. The effect of the adoption of ASU 2016-18 on our condensed consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalent and restricted cash. The change in restricted cash was previously disclosed in operating activities and financing activities in the condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 804): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. We elected, as permitted by the standard, to early adopt ASU 2017-01 prospectively as of January 1, 2017. The adoption of ASU 2017-01 did not have a material impact to our unaudited condensed consolidated financial statements.

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

The provisions of this ASU are to be applied retrospectively or using a modified retrospective approach for reporting periods beginning after December 15, 2017.

We are currently evaluating the effect that this ASU will have on our consolidated financial statements by analyzing both transactional and analytical data for each of our revenue streams. The following is a status of our evaluation of impacts by significant revenue stream:

•	Sales of VOIs, net - We do not expect material changes to our accounting for Sales of VOIs, net, including the accounting for uncollectible timeshare financing receivables. We are still evaluating the impact on revenue recognition for sales of VOIs that are under construction.

•	Sales, marketing, brand and other fees - We expect changes to gross versus net presentation of certain non-cash first day incentives. We do not expect material changes to our accounting for our commissions, brand and other fees under fee-for-service arrangements. We are still evaluating impacts to certain marketing revenue streams, including sales of marketing preview packages.

•	Financing - We do not expect material changes to our accounting for financing revenues, as these revenues are out of the scope of Topic 606.

•	Resort and club management - We do not expect material changes to our accounting for ongoing management fees from our homeowners’ association management agreements and the fees earned from our Club members.

•	Rental and ancillary services - We do not expect significant changes to our revenue recognition of transient guest transactions, including rental and ancillary services.

•	Cost reimbursements - While we do not expect significant changes to the timing of recognition of cost reimbursements, we are still evaluating potential impacts to changes in presentation.

We will continue to evaluate and disclose expected impacts that ASU 2014-09 will have on our unaudited condensed consolidated financial statements as more information becomes available. A determination as to whether we will apply the retrospective or modified retrospective adoption method will be made once our qualitative evaluation is complete and we commence quantifying the expected impacts later this year.

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

In January 2017, the FASB issued ASU 2017-03 (“ASU 2017-03”), Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323). ASU 2017-03 requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. The SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. In addition, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. ASU 2017-03 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

Note 3: Restricted Cash

Restricted cash was as follows:

	June 30,	December 31,
($ in millions)	2017	2016
Escrow deposits on VOI sales	$38	$81
Reserves related to non-recourse debt(1)	24	22

	$62	$103

(1)	See Note 7: Debt & Non-recourse debt for further discussion.

Note 4: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	June 30, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Timeshare financing receivables	$541	$623	$1,164
Less: allowance for loan loss	(33)	(97)	(130)

	$508	$526	$1,034

	December 31, 2016
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Timeshare financing receivables	$253	$892	$1,145
Less: allowance for loan loss	(9)	(111)	(120)

	$244	$781	$1,025

The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. As of June 30, 2017, our timeshare financing receivables had interest rates ranging from 5.3 percent to 20.5 percent, a weighted average interest rate of 12.1 percent, a weighted average remaining term of 7.6 years and maturities through 2028.

We pledge a portion of our timeshare financing receivables as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) with a borrowing capacity of $450 million. As of June 30, 2017 and December 31, 2016, we had $148 million and $509 million, respectively, of gross timeshare financing receivables securing the Timeshare Facility. We recognize interest income on our timeshare financing receivables as earned. We record an estimate of uncollectibility as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale.

In March 2017, we completed a securitization of approximately $357 million of gross timeshare financing receivables and issued approximately $291 million of 2.66 percent notes and approximately $59 million of 2.96 percent notes, which have a stated maturity date of December 2028. The securitization transactions did not qualify as sales and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing; therefore, the proceeds from the transaction are presented as non-recourse debt (collectively, the “Securitized Debt”). See Note 7: Debt & Non-recourse debt for further discussion.

Our timeshare financing receivables as of June 30, 2017 mature as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
Year
2017 (remaining)	$39	$39	$78
2018	79	52	131
2019	78	56	134
2020	75	61	136
2021	69	64	133
Thereafter	201	351	552

	541	623	1,164
Less: allowance for loan loss	(33)	(97)	(130)

	$508	$526	$1,034

We evaluate this portfolio collectively, since we hold a large group of homogeneous timeshare financing receivables, which are individually immaterial. We monitor the credit quality of our receivables on an ongoing basis. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for determining our loan loss reserve requirements on our timeshare financing receivables. For static pool analysis, we use certain key dimensions to stratify our portfolio, including FICO scores, equity percentage at the time of sale and certain other factors. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

Our gross timeshare financing receivables balances by FICO score were as follows:

	June 30,	December 31,
($ in millions)	2017	2016
FICO score
700+	$746	$725
600-699	216	211
<600	28	28
No score(1)	174	181

	$1,164	$1,145

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

We apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees; interest; principal; and late charges. Once a loan is 91 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 91 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 121 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process is complete and we receive the deed for the foreclosed unit.

As of June 30, 2017 and December 31, 2016, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $46 million and $38 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	June 30, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$530	$575	$1,105
31 - 90 days past due	6	7	13
91 - 120 days past due	2	2	4
121 days and greater past due	3	39	42

	$541	$623	$1,164

	December 31, 2016
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$248	$847	$1,095
31 - 90 days past due	3	9	12
91 - 120 days past due	1	4	5
121 days and greater past due	1	32	33

	$253	$892	$1,145

The changes in our allowance for loan loss were as follows:

	June 30, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2016	$9	$111	$120
Write-offs	—	(17)	(17)
Securitization	28	(28)	—
Provision for loan loss (1)	(4)	31	27

Balance as of June 30, 2017	$33	$97	$130

	June 30, 2016
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2015	$17	$89	$106
Write-offs	—	(17)	(17)
Provision for loan loss (1)	(4)	27	23

Balance as of June 30, 2016	$13	$99	$112

(1)	Includes activity related to repurchase of defaulted and upgraded securitized timeshare financing receivables, net of incremental provision for loan loss.

Note 5: Inventory

Inventory was as follows:

	June 30,	December 31,
($ in millions)	2017	2016
Completed unsold VOIs	$220	$233
Construction in process	14	20
Land, infrastructure and other	258	260

	$492	$513

We benefited from $3 million in costs of sales true-ups relating to VOI products for the six months ended June 30, 2017, which resulted in a $3 million increase to the carrying value of inventory as of June 30, 2017. We benefited from $10 million in costs of sales true-ups relating to VOI products for the year ended December 31, 2016, which resulted in a $10 million increase to the carrying value of inventory as of December 31, 2016. Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Cost of VOI sales related to fee-for-service upgrades	$9	$14	$20	$24

Note 6: Consolidated Variable Interest Entities

As of June 30, 2017 and December 31, 2016, we consolidated three and two variable interest entities (“VIEs”), respectively, that issued Securitized Debt, backed by pledged assets consisting primarily of a pool of timeshare financing receivables, which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only assets of our VIEs are available to settle the obligations of the respective entities.

Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	June 30,	December 31,
($ in millions)	2017	2016
Restricted cash	$21	$10
Timeshare financing receivables, net	508	244
Non-recourse debt (1)	517	244

(1)	Net of deferred financing costs.

During the six months ended June 30, 2017 and 2016, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 7: Debt & Non-recourse debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	June 30,	December 31,
($ in millions)	2017	2016
Debt (1)
Senior secured credit facilities:
Term loan with an average rate of 3.47%, due 2021	$195	$200
Senior notes with a rate of 6.125%, due 2024	300	300

	495	500
Less: unamortized deferred financing costs and discount(2)(3)	(9)	(10)

	$486	$490

(1)	For the six months ended June 30, 2017 and year ended December 31, 2016, weighted average interest rates were 5.081 percent and 4.851 percent, respectively.
(2)	Amount includes deferred financing costs of $2 million and $7 million as of June 30, 2017 and $2 million and $8 million as of December 31, 2016, relating to our term loan and senior notes, respectively.
(3)	Amount does not include deferred financing costs of $2 million as of June 30, 2017 and December 31, 2016, relating to our revolving facility included in Other Assets in our condensed consolidated balance sheets.

We were in compliance with all applicable financial covenants as of June 30, 2017.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	June 30,	December 31,
($ in millions)	2017	2016
Non-recourse debt (1)
Timeshare Facility with an average rate of 2.36%, due 2019	$128	$450
Securitized Debt with an average rate of 2.42%, due 2028	523	246

	651	696
Less: unamortized deferred financing costs(2)	(6)	(2)

	$645	$694

(1)	For the six months ended June 30, 2017 and year ended December 31, 2016, weighted average interest rates were 2.410 percent and 1.946 percent, respectively.
(2)	Amount relates to securitized debt only and does not include deferred financing costs of $2 million as of June 30, 2017 and $3 million as of December 31, 2016, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.

The Timeshare Facility is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets.

In March 2017, we completed a securitization of approximately $357 million of gross timeshare financing receivables and issued approximately $291 million of 2.66 percent notes and $59 million of 2.96 percent notes due December 2028. The Securitized Debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interests. The Securitized Debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts as of June 30, 2017 and December 31, 2016 were $24 million and $22 million, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of June 30, 2017 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2017 (remaining)	$5	$61	$66
2018	10	126	136
2019	10	230	240
2020	10	122	132
2021	160	34	194
Thereafter	300	78	378

	$495	$651	$1,146

Note 8: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	June 30, 2017
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$1,034	$—	$1,299
Liabilities:
Debt(2)	486	325	201
Non-recourse debt(2)	645	—	646

	December 31, 2016
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$1,025	$—	$1,147
Liabilities:
Debt(2)	490	314	200
Non-recourse debt(2)	694	—	696

(1)	Carrying amount net of allowance for loan loss.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

The estimated fair values of our Level 1 debt was based on prices in active debt markets. The estimated fair value of our Level 3 debt and non-recourse debt were as follows:

•	Debt - based on indicative quotes obtained for similar issuances and projected future cash flows discounted at risk-adjusted rates.

•	Non-recourse debt - based on projected future cash flows discounted at risk-adjusted rates.

Note 9: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes. The effective income tax rate for the six months ended June 30, 2017 and 2016 was approximately 37 percent and 40 percent, respectively, which decreased primarily due to a decrease in cumulative installment sale interest liability, partially offset by an increase in the cumulative effect of a change in the state effective tax rate.

The Company was a party to several intercompany asset transfers with Hilton prior to the spin-off. As required under U.S. tax regulations, the gain resulting from the intercompany transfer of these assets should be deferred and no deferred tax asset or liability should be recognized until a recognition event occurs. On January 3, 2017, Hilton executed a tax-free spin-off of the Company, which met the requirement of a recognition event. On the spin-off date, for the assets transferred, we recognized a stepped up tax basis, re-measured the asset by applying applicable tax rate changes and evaluated the realizability of the asset. This resulted in a reduction to our net deferred tax liability and an increase in our Additional paid-in capital of $9 million on our condensed consolidated balance sheet as of June 30, 2017.

Note 10: Share-Based Compensation

Stock Plan

We issue time-vesting restricted stock units (“RSUs”) and nonqualified stock options (“options”) to certain employees. All performance shares that were issued under the Stock Plan of our former Parent, Hilton, were converted to RSUs as of December 31, 2016. We recognized share-based compensation expense of $5 million and $3 million during the three months ended June 30, 2017 and 2016, respectively and $8 million and $5 million during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, unrecognized compensation costs for unvested awards were approximately $17 million, which is expected to be recognized over a weighted average period of 2.2 years. As of June 30, 2017, there were 7,806,023 shares of common stock available for future issuance.

RSUs

During the six months ended June 30, 2017, we issued 487,718 RSUs with a weighted average grant date fair value of $28.64, which generally vest 25 percent in the first year, 25 percent in the second year and 50 percent in the third year from the date of grant.

Options

During the six months ended June 30, 2017, we issued 669,658 options with a grant date fair value of $8.66 and an exercise price of $28.30, which generally vest 25 percent in the first year, 25 percent in the second year and 50 percent in the third year from the date of grant.

The grant date fair value of each of these option grants was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	26.3%
Dividend yield(2)	—%
Risk-free rate(3)	2.3%
Expected term (in years)(4)	6.0

(1)	Due to limited trading history for Hilton Grand Vacations’ common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we used a weighted-average of the implied volatility and the average historical volatility of our peer group over a time period consistent with its expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark its executive compensation.
(2)	At the date of grant we had no plans to pay dividends during the expected term of these options.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)	Estimated using the average of the vesting periods and the contractual term of the options.

As of June 30, 2017, we had 169,926 options outstanding that were exercisable.

Note 11: Earnings Per Share

The following table presents the calculation of our basic and diluted earnings per share (“EPS”). The weighted average shares outstanding for the three and six months ended June 30, 2016 reflect 98,802,597 shares distributed on January 3, 2017, our spin-off date, to our stockholders. See Note 1: Organization and Basis of Presentation for further discussion. The weighted average shares outstanding used to compute basic EPS and diluted EPS for the three months ended June 30, 2017 is 98,959,438 and 99,529,301, respectively and for the six months ended June 30, 2017 is 98,881,494 and 99,442,829, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares outstanding in millions, except per share amounts)	2017	2016	2017	2016
Basic EPS:
Numerator:
Net Income(1)	$51	$47	$101	$95
Denominator:
Weighted average shares outstanding	99	99	99	99

Basic EPS	$0.51	$0.48	$1.02	$0.96

Diluted EPS:
Numerator:
Net Income(1)	$51	$47	$101	$95
Denominator:
Weighted average shares outstanding	100	99	99	99

Diluted EPS	$0.51	$0.48	$1.02	$0.96

(1)	Net income for the three months ended June 30, 2017 and 2016 was $50,828,907 and $47,400,289, respectively, and for the six months ended June 30, 2017 and 2016 was $101,041,522 and $95,069,102, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the three and six months ended June 30, 2017, we excluded 295,316 and 399,194 share-based compensation awards because their effect would have been anti-dilutive under the treasury stock method.

Note 12: Related Party Transactions

Relationship Between HGV and Hilton after the Spin-Off

On January 3, 2017, when the spin-off was completed, Hilton and Park ceased to be related parties of HGV. In connection with the spin-off, we entered into certain agreements with Hilton (who at the time was a related party) and other third parties. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

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

The Blackstone Group

As of March 31, 2017, Blackstone held 15,008,689 shares, or approximately 15 percent of our outstanding common stock. On May 25, 2017, The Blackstone Group L.P. (“Blackstone”) filed a Registration Statement on Form S-1 and registered all of our common stock held by them. On June 14, 2017, Blackstone entered into an underwriting agreement with J.P. Morgan Securities LLC pursuant to which J.P. Morgan Securities LLC agreed to purchase from Blackstone 9,650,000 shares of our common stock at a price of $35.40 per share. The sale was completed on June 20, 2017. We did not receive any proceeds from the sale. As of June 30, 2017, Blackstone held approximately five percent of the outstanding shares of our common stock.

The following table summarizes amounts included in our condensed consolidated statements of operations related to a fee-for-service arrangement with a Blackstone affiliate to sell VOIs on their behalf:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Commission and other fees	$42	$44	$93	$88

Also related to the fee-for-service agreement, as of June 30, 2017 and December 31, 2016, we recognized receivables of $8 million and $20 million, respectively.

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

The performance of our operating segments is evaluated primarily based on adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”). We define Adjusted EBITDA as EBITDA which has been further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) reorganization costs, including severance and relocation costs; (vi) share-based and other compensation expenses; (vii) costs related to the spin-off; and (viii) other items. During the first quarter of 2017, we revised our definition of EBITDA to exclude the adjustment of interest expense relating to our non-recourse debt as a reconciling item to arrive at net income (loss) in order to conform to the presentation of the timeshare industry following the consummation of the spin-off from Hilton. This adjustment was retrospectively applied to prior period(s) to conform with the current presentation.

The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Revenues:
Real estate sales and financing(1)	$323	$276	$606	$542
Resort operations and club management(2)	92	89	180	170

Total segment revenues	415	365	786	712
Cost reimbursements	34	32	68	61
Intersegment eliminations(1)(2)(3)	(10)	(6)	(16)	(12)

Total revenues	$439	$391	$838	$761

(1)	Includes charges of $1 million to the resort operations and club management segment for billing and collection services provided by the real estate sales and financing segment for the six months ended June 30, 2016. There were no charges for the three months ended June 30, 2016 or for the three and six months ended June 30, 2017.

(2)	Includes charges to the real estate sales and financing segment from the resort operations and club management segment for discounted stays at properties resulting from marketing packages. These charges totaled $10 million and $6 million for the three months ended June 30, 2017 and 2016, respectively, and $16 million and $11 million for the six months ended June 30, 2017 and 2016, respectively.
(3)	Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for each of the three and six months ended June 30, 2017 and 2016.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Adjusted EBITDA:
Real estate sales and financing(1)	$99	$84	$182	$165
Resort operations and club management(1)	52	51	103	97

Segment Adjusted EBITDA	151	135	285	262
General and administrative	(29)	(21)	(52)	(37)
Depreciation and amortization	(7)	(6)	(14)	(11)
License fee expense	(23)	(20)	(43)	(39)
Other loss, net	—	1	—	1
Gain on foreign currency transactions	—	(1)	—	(1)
Allocated Parent interest expense(2)	—	(7)	—	(13)
Interest expense	(7)	—	(14)	—
Income tax expense	(33)	(33)	(59)	(65)
Other adjustment items	(1)	(1)	(2)	(2)

Net income	$51	$47	$101	$95

(1)	Includes intersegment eliminations. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)	This amount represents interest expense on an unconditional obligation to guarantee certain Hilton allocated debt balances which were released in November 2016.

Note 14: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2017, we were committed to purchase approximately $212 million of inventory and land over a period of five years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the six months ended June 30, 2017 and 2016, we purchased $4 million and $11 million, respectively, of VOI inventory as required under our commitments. As of June 30, 2017, our remaining obligation pursuant to these arrangements was expected to be incurred as follows: $4 million in 2017, $3 million in 2018, $187 million in 2019, $9 million in 2020, and $9 million in 2021.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2017, will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Note 15: Subsequent Events

On July 18, 2017, we entered into an agreement with BRE Ace Holdings LLC, a Delaware limited liability company (“BRE Ace Holdings”), an affiliate of Blackstone Real Estate Partners VIII, which is an affiliate of Blackstone and formed BRE Ace LLC. Pursuant to the agreement, we contributed $40 million in cash for a 25 percent interest in BRE Ace LLC, which owns, a 1,201-key timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations,” located in Las Vegas Nevada. The Company’s investment in BRE Ace LLC will be accounted for under equity method of accounting.

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

The risk factors discussed in “Part I-Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and in “Part II-Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Terms Used in this Quarterly Report on Form 10-Q

Except where the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Hilton Grand Vacations,” “HGV,” “the Company,” “we,” “us” and “our” refer to Hilton Grand Vacations Inc., together with its consolidated subsidiaries. Except where the context requires otherwise, references to our “properties” and “rooms” refer to the timeshare properties managed, franchised, owned or leased by us. Of these properties and rooms, a portion are directly owned or leased by us or joint ventures in which we have an interest and the remaining properties and rooms are owned by third-party owners.

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

“Just-in-time” refers to VOI inventory that is primarily sourced in transactions that are designed to closely correlate the timing of the acquisition by us with our sale of that inventory to purchasers.

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

Overview

Spin-Off Transactions

On January 3, 2017, the previously announced spin-off was completed by way of a pro rata distribution of the Company’s common stock to Hilton Worldwide Holdings Inc. (“Former Hilton Parent” and together with its them consolidated subsidiaries, “Hilton”) stockholders. Each Hilton stockholder received one share of our common stock for every ten shares of Hilton common stock. As a result of the spin-off, we became a separate publicly-traded company on the New York Stock Exchange under the ticker symbol “HGV” and Hilton did not retain any ownership interest in us.

In connection with the completion of the spin-off, we entered into agreements with Hilton (who at the time was a related party) and other third parties, including licenses to use the Hilton brand. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

On March 15, 2017, Blackstone completed the previously announced sale of 24,750,000 shares of our common stock to HNA, representing approximately 25 percent of the outstanding shares of our common stock. Blackstone retained 15,008,689 shares, or approximately 15 percent of our common stock upon the completion of the sale.

In connection with the consummation of the sale, we adopted our amended and restated by-laws, effective March 15, 2017, to remove references to Blackstone’s ownership of at least 40 percent of the total voting power of our common stock and revised certain provisions referencing the Blackstone Stockholders Agreement, as appropriate, to include references to the HNA Stockholder Agreement.

On May 25, 2017, Blackstone filed a Registration Statement on Form S-1 and registered all of our common stock held by them. On June 14, 2017, Blackstone entered into an underwriting agreement with J.P. Morgan Securities LLC pursuant to which J.P. Morgan Securities LLC agreed to purchase from Blackstone 9,650,000 shares of our common stock at a price of $35.40 per share. The sale was completed on June 20, 2017. We did not receive any proceeds from the sale. As of June 30, 2017, Blackstone held approximately five percent of the outstanding shares of our common stock.

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

Our Business

We are a rapidly growing timeshare company that markets and sells vacation ownership intervals (“VOIs”), manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of June 30, 2017, we have 48 resorts, representing 8,101 units, which are located in iconic vacation destinations such as the Hawaiian Islands, New York City, Orlando and Las Vegas, and feature spacious, condominium-style accommodations with superior amenities and quality service. As of June 30, 2017, we have approximately 278,000 Hilton Grand Vacations Club (the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 14 industry-leading brands across more than 5,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

We operate our business across two segments: (1) real estate sales and financing; and (2) resort operations and club management.

Real Estate Sales and Financing

Our primary product is the marketing and selling of fee-simple VOIs deeded in perpetuity, developed either by us or by third parties. This ownership interest is an interest in real estate generally equivalent to one week annually at the timeshare resort where the VOI was purchased. Traditionally, timeshare operators have funded 100 percent of the investment necessary to acquire land and construct timeshare properties. In 2010, we began sourcing VOIs through fee-for-service and just-in-time agreements with third-party developers and have successfully transformed from a capital-intensive business to one that is highly capital-efficient. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory by us with the sale to purchasers. Sales of owned inventory, including purchased just-in-time inventory, generally result in greater Adjusted EBITDA contributions, while fee-for-service sales require less initial investment and allow us to accelerate our sales growth. Both sales of owned inventory and fee-for-service sales generate long-term, predictable fee streams, by adding to the Club membership base and properties under management, that generate strong returns on invested capital.

For the six months ended June 30, 2017, sales from fee-for-service, just-in-time and developed inventory sources were 56 percent, 19 percent and 25 percent, respectively, of contract sales. See “-Real Estate Sales Metrics” for additional discussion of contract sales. Based on our trailing twelve months sales pace, we have access to more than five years of future inventory, with capital efficient arrangements representing approximately 88 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

We originate loans for members purchasing our developed and acquired inventory which generate interest income. Our loans are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 9 percent to 18 percent per annum.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted average FICO score for new loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Six Months Ended June 30,
	2017	2016
Weighted average FICO score	745	742

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

The following are not recognized terms under U.S. GAAP:

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

EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect our interest expense (excluding interest expense on non-recourse debt), or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes;

•	EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations;

•	EBITDA and Adjusted EBITDA do not reflect any cash requirements for future replacements of assets that are being depreciated and amortized;

•	EBITDA and Adjusted EBITDA may be calculated differently from other companies in our industry limiting their usefulness as comparative measures.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Results of Operations

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

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

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Revenues:
Real estate sales and financing	$323	$276	$47	17.0%	$606	$542	$64	11.8%
Resort operations and club management	92	89	3	3.4	180	170	10	5.9

Segment revenues	415	365	50	13.7	786	712	74	10.4
Cost reimbursements	34	32	2	6.3	68	61	7	11.5
Intersegment eliminations(1)	(10)	(6)	(4)	(66.7)	(16)	(12)	(4)	(33.3)

Total revenues	$439	$391	$48	12.3	$838	$761	$77	10.1

(1)	Refer to Note 13: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Net Income	$51	$47	$4	8.5%	$101	$95	$6	6.3%
Interest expense	7	—	7	NM (1)	14	—	14	NM (1)
Allocated Parent interest expense	—	7	(7)	(100.0)	—	13	(13)	(100.0)
Income tax expense	33	33	—	—	59	65	(6)	(9.2)
Depreciation and amortization	7	6	1	16.7	14	11	3	27.3

EBITDA	98	93	5	5.4	188	184	4	2.2
Other loss, net	—	1	(1)	(100.0)	—	1	(1)	(100.0)
Gain on foreign currency transactions	—	(1)	1	(100.0)	—	(1)	1	(100.0)
Share-based compensation expense	5	3	2	66.7	8	5	3	60.0
Other adjustment items (2)	3	7	(4)	(57.1)	4	10	(6)	(60.0)

Adjusted EBITDA	$106	$103	$3	2.9	$200	$199	$1	0.5

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	For the three and six months ended June 30, 2017, amount represents $2 million and $3million, respectively, of costs associated with the spin-off transaction.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Adjusted EBITDA:
Real estate sales and financing (1)	$99	$84	$15	17.9%	$182	$165	$17	10.3%
Resort operations and club management (1)	52	51	1	2.0	103	97	6	6.2

Segment Adjusted EBITDA	151	135	16	11.9	285	262	23	8.8
Less:
License fee expense	23	20	3	15.0	43	39	4	10.3
General and administrative (2)	22	12	10	83.3	42	24	18	75.0

Adjusted EBITDA	$106	$103	$3	2.9	$200	$199	$1	0.5

(1)	Includes intersegment eliminations and other adjustments.
(2)	Excludes share-based compensation and other adjustment items.

Real Estate Sales and Financing

Real estate sales and financing segment revenues increased for the three months ended June 30, 2017, compared to the same period in 2016, primarily due to a $30 million increase in sales revenue, a $15 million increase in marketing revenue and a $2 million increase in financing revenues. The increase in sales revenue was primarily due to a $29 million increase in sales of VOIs, net, due to sales at our newly developed projects beginning in the second half of 2016 and a $1 million increase in commissions and brand fees, due to the launch of a new fee-for-service property in Orlando, Florida in the second quarter of 2016. The increase in marketing revenue was due to a $10 million reduction of our expected redemptions of expired discounted vacation packages and a $4 million increase in the actual redemption of discounted vacation packages. Real estate sales and financing segment Adjusted EBITDA increased by $15 million for the three months ended June 30, 2017, compared to the same period in 2016, primarily due to an increase in revenues associated with the segment, partially offset by a $6 million increase in cost of VOI sales and a $18 million increase in sales and marketing expense.

Real estate sales and financing segment revenues increased for the six months ended June 30, 2017, compared to the same period in 2016, primarily due to a $40 million increase in sales revenue, a $20 million increase in marketing revenue and a $5 million increase in financing revenues. The increase in sales revenue was primarily due to a $32 million increase in sales of VOIs, net, due to sales at our newly developed projects beginning in the second half of 2016 and a $8 million increase in commissions and brand fees, due to the launch of a new fee-for-service property in Orlando, Florida in the second quarter of 2016. The increase in marketing revenue was primarily due to (i) a $10 million reduction of our expected redemptions of expired discounted vacation packages, (ii) a $5 million increase in the actual redemption of discounted vacation packages and (iii) a $3 million increase in title related service revenue. Real estate sales and financing segment Adjusted EBITDA increased by $17 million for the six months ended June 30, 2017, compared to the same period in 2016, primarily due to an increase in revenues associated with the segment, offset by a $35 million increase in sales and marketing expense and $1 million increase in costs of VOI sales.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues increased for the three months ended June 30, 2017, compared to the same period in 2016, primarily due to a $2 million increase in resort management revenue from the launch of new properties during and subsequent to the second quarter of 2016. Resort operations and club management segment Adjusted EBITDA increased for the three months ended June 30, 2017, compared to the same period in 2016, primarily due to increases in revenues associated with the segment, partially offset by a $2 million increase in resort operations and club management expenses.

Resort operations and club management segment revenues increased for the six months ended June 30, 2017, compared to the same period in 2016, primarily due to a $4 million increase in resort management revenue from the launch of new properties during and subsequent to the second quarter of 2016. Resort operations and club management segment Adjusted EBITDA increased for the six months ended June 30, 2017, compared to the same period in 2016, primarily due to increases in revenues associated with the segment, partially offset by a $4 million increase in resort operations and club management expenses.

Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions, except Tour flow and VPG)	2017	2016	$	%	2017	2016	$	%
Sales of VOIs, net	$143	$114	$29	25.4%	$261	$229	$32	14.0%
Adjustments:
Fee-for-service sales(1)	166	171	(5)	(2.9)	339	331	8	2.4
Loan loss provision	15	13	2	15.4	26	23	3	13.0
Reportability and other(2)	(1)	(7)	6	(85.7)	(16)	(30)	14	(46.7)

Contract sales	$323	$291	$32	11.0	$610	$553	$57	10.3

Tour flow	87,114	79,557	7,557	9.5	159,519	150,545	8,974	6.0
VPG	$3,503	$3,447	$56	1.6	$3,609	$3,452	$157	4.5

(1)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(2)	Includes adjustments for revenue recognition, including percentage-of-completion deferrals and amount in rescission, and sales incentives, as well as adjustments related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

Contract sales increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to an increase in tour flow which correlates to the increases in marketing expense, telesales and VPG. VPG increased due to a 1.1 percent and 2.8 percent increase in average transaction price for the three and six months ended June 30, 2017, respectively.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Sales of VOIs, net	$143	$114	$29	25.4%	$261	$229	$32	14.0%
Sales, marketing, brand and other fees	144	128	16	12.5	274	246	28	11.4
Less:
Marketing revenue and other fees	43	28	15	53.6	75	55	20	36.4

Sales revenue	244	214	30	14.0	460	420	40	9.5

Less:
Cost of VOI sales	34	28	6	21.4	67	66	1	1.5
Sales and marketing expense, net(1)	130	124	6	4.8	252	231	21	9.1

Real estate margin	$80	$62	$18	29.0	$141	$123	$18	14.6

Real estate margin percentage	32.8%	29.0%			30.7%	29.3%

(1)	Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers.

Sales revenue increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily as a result of a $29 million and $32 million, respectively, increase in sales of VOIs, net due to sales at our newly developed projects beginning the second half of 2016, in Washington, DC and New York, NY and a $1 million and $8 million, respectively, increase in commissions and brand fees due to the launch of one new fee-for-service property in the second quarter of 2016. In addition, marketing revenue increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to a $10 million reduction of our expected redemptions of expired discounted vacation packages, an increase in the actual redemption of the discounted vacation packages and an increase in title related service revenue.

Real estate margin and real estate margin percentage increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, due to the aforementioned increases in sales and marketing revenues partially offset by an increase in costs of VOI sales and sales and marketing expense driven by higher contract sales volume.

Financing

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Interest income	$32	$30	$2	6.7%	$64	$60	$4	6.7%
Other financing revenue	4	4	—	—	7	6	1	16.7

Financing revenue	36	34	2	5.9	71	66	5	7.6

Consumer financing interest expense	6	3	3	100.0	10	6	4	66.7
Other financing expense	5	5	—	—	11	10	1	10.0

Financing expense	11	8	3	37.5	21	16	5	31.3

Financing margin	$25	$26	$(1)	(3.8)	$50	$50	$—	—

Financing margin percentage	69.4%	76.5%			70.4%	75.8%

Financing revenue increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to an increase of $2 million and $4 million, respectively, in interest income resulting from a higher outstanding timeshare financing receivables balance during the three and six months ended June 30, 2017. Financing margin percentage decreased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to higher non-recourse debt balance associated with the additional drawdown on our timeshare facility in December 2016. See Note 7: Debt & Non-recourse debt for additional information.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Club management revenue	$20	$21	$(1)	(4.8)%	$41	$39	$2	5.1%
Resort management revenue	15	13	2	15.4	30	26	4	15.4

Resort and club management revenues	35	34	1	2.9	71	65	6	9.2

Club management expense	6	5	1	20.0	11	10	1	10.0
Resort management expense	4	3	1	33.3	9	6	3	50.0

Resort and club management expenses	10	8	2	25.0	20	16	4	25.0

Resort and club management margin	$25	$26	$(1)	(3.8)	$51	$49	$2	4.1

Resort and club management margin percentage	71.4%	76.5%			71.8%	75.4%

Resort and club management revenues increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to (i) an increase in resort management revenue from the launch of new properties during and subsequent to the second quarter of 2016 and (ii) an increase of approximately 19,000 in Club members resulting in higher annual dues and transaction fees. These increases were partially offset by a one-time fees earned in 2016 on a prepaid contract and higher resort and club management expenses due to an increase in costs for servicing additional Club members and operating expenses.

Resort and club management margin decreased for the three months ended June 30, 2017, compared to the same period in 2016, primarily due to a one-time fees earned in 2016 on a prepaid contract, partially offset by the aforementioned increases in segment revenues as well as a $2 million increase in resort and club management expenses.

Resort and club management margin increased for the six months ended June 30, 2017, compared to the same period in 2016, primarily due to the aforementioned increases in segment revenues, partially offset by a one-time fees earned in 2016 on a prepaid contract as well as a $4 million increase in resort and club management expenses.

Rental and Ancillary Services

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Rental revenues	$40	$42	$(2)	(4.8)%	$81	$81	$—	—%
Ancillary services revenues	7	7	—	—	12	13	(1)	(7.7)

Rental and ancillary services revenues	47	49	(2)	(4.1)	93	94	(1)	(1.1)

Rental expenses	25	23	2	8.7	48	44	4	9.1
Ancillary services expense	6	7	(1)	(14.3)	10	12	(2)	(16.7)

Rental and ancillary services expenses	31	30	1	3.3	58	56	2	3.6

Rental and ancillary services margin	$16	$19	$(3)	(15.8)	$35	$38	$(3)	(7.9)

Rental and ancillary services margin percentage	34.0%	38.8%			37.6%	40.4%

Rental and ancillary services revenues decreased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to a one-time insurance claim payment of $2 million received in 2016 as well as a reduction in access fees received due to higher quantity of access fees sold in 2016. Rental and ancillary services margin decreased for the three and six months ended June 30, 2017, compared to the same periods in 2016, due to aforementioned decreases in segment revenues and increases in subsidy expenses from new properties with unsold inventory as well as an increase in Hilton Honors expense due to higher Club members.

Other Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Unallocated general and administrative	$29	$15	$14	93.3%	$52	$27	$25	92.6%
Allocated general and administrative	—	6	(6)	(100.0)	—	10	(10)	(100.0)

General and administrative	$29	$21	$8	38.1	$52	$37	$15	40.5

Unallocated general and administrative expenses increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to an increase in expenses relating to regulatory filings, professional fees and other costs as a result of becoming an independent publicly traded company. Allocated general and administrative were expenses allocated to us from Hilton relating to the spin-off which was completed on January 3, 2017.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Depreciation and amortization	$7	$6	$1	16.7%	$14	$11	$3	27.3%
License fee expense	23	20	3	15.0	43	39	4	10.3

Depreciation and amortization expense increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to asset transfers from Hilton during the fourth quarter of 2016, some of which we hold as property and equipment for future conversion into inventory. The increase in license fee expense was as a result of the increase in revenues.

Non-Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Gain on foreign currency transactions	$—	$(1)	$1	(100.0)%	$—	$(1)	$1	(100.0)%
Allocated Parent interest expense	—	7	(7)	(100.0)	—	13	(13)	(100.0)
Interest expense	7	—	7	NM (1)	14	—	14	NM (1)
Other loss, net	—	1	(1)	(100.0)	—	1	(1)	(100.0)
Income tax expense	33	33	—	—	59	65	(6)	(9.2)

(1)	Fluctuation in terms of percentage change is not meaningful.

The Allocated Parent interest expense included in our condensed consolidated statements of operations for the three and six months ended June 30, 2016 relates to an unconditional obligation to guarantee certain Hilton allocated debt balances which was released in November 2016.

The increase in interest expense for the three and six months ended June 30, 2017, compared to the same periods in 2016 is directly related to the financing transactions closed during and subsequent to the fourth quarter of 2016.

Income tax expense decreased for the six months ended June 30, 2017, compared to the same period in 2016, primarily due to a decrease in the cumulative installment sale interest liability, offset by an increase in tax due to the cumulative effect of a change in the state effective tax rate.

Liquidity and Capital Resources

Overview

Prior to the fourth quarter of 2016, any net cash generated by our business has been transferred to Hilton, where it has been centrally managed. Transfers of cash to and from Hilton have been reflected as a component of Net transfers (to) from Parent in our condensed consolidated statements of cash flows.

As of June 30, 2017, we had total cash and cash equivalents of $253 million, including $62 million of restricted cash. The restricted cash balance relates to escrowed cash from our sales of our VOIs and consumer financing receivables pledged to our non-recourse revolving timeshare receivable credit facility or securitizations.

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

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,		Variance
($ in millions)	2017	2016	$	%
Net cash provided by (used in):
Operating activities(2)	$177	$86	$91	NM (1)
Investing activities	(21)	(17)	(4)	23.5%
Financing activities(2)	(54)	(73)	19	(26.0)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Reflects the adoption of Accounting Standards Update (“ASU”) No. 2016-18, (“ASU 2016-18”) Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2: Recently Issued Accounting Pronouncements in our unaudited condensed financial statements for further discussion.

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

Net cash flows provided by operating activities increased by $91 million during the six months ended June 30, 2017, compared to the same period in 2016, primarily as a result of improved operating results in the real estate sales and financing segment and increased sources of cash for working capital requirements.

Capital efficiency allows us to reduce inventory investment requirements and to generate growth in revenues and cash flows. Over a short-term period, depending on the timing of inventory spend, our capital efficiency may vary; however, over the long-term, we generally target a 50/50 mix of owned and fee-for-service inventory, which we expect will allow us to expand partner relationships and to provide a strong inventory supply without the upfront capital investment. In addition, we continue to move towards more just-in-time owned inventory sourcing arrangements that we expect to also drive capital efficiency. Over the long-term, we consider a ratio of VOI inventory spend to cost of VOI sales of 1:1 to be indicative of capital efficiency. The change for the six months ended June 30, 2017, compared to the same period in 2016, is primarily due to reduced inventory spending while maintaining a consistent sales pace and fewer fee-for-service upgrades.

The following is a summary of our Capital Efficiency Ratio:

	Six Months Ended June 30,
($ in millions)	2017	2016
VOI spending - owned properties	$18	$32
VOI spending - fee-for-service upgrades	28	40

Total VOI inventory spending(1)	$46	$72

Cost of VOI sales(1)	$67	$66
Capital Efficiency Ratio	1.5	0.9

(1)	Includes costs of VOI sales related to the cost of reacquiring inventory that we have developed from existing owners upgrading into fee-for-service projects. Excludes non-cash asset transfers from Hilton and non-cash inventory accruals.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Six Months Ended June 30,		Variance
($ in millions)	2017	2016	$	%
Capital expenditures for property and equipment	$(15)	$(14)	$(1)	7.1%
Software capitalization costs	(6)	(3)	(3)	100.0

Net cash used in investing activities	$(21)	$(17)	$(4)	23.5

Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the maintenance and renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

Financing Activities

The following table summarizes our net cash used in financing activities:

	Six Months Ended June 30,		Variance
($ in millions)	2017	2016	$	%
Issuance of non-recourse debt	$350	$—	$350	NM	(1)
Repayment of non-recourse debt	(395)	(58)	(337)	NM	(1)
Repayment of debt	(5)	—	(5)	NM	(1)
Debt issuance costs	(5)	—	(5)	NM	(1)
Net transfers to Parent(2)	—	(15)	15	(100.0)%
Proceeds from stock option exercises	1	—	1	NM	(1)

Net cash used in financing activities	$(54)	$(73)	$19	(26.0)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	All transactions between HGV and Hilton have been settled in connection with the spin-off.

The change in net cash used in financing activities for the six months ended June 30, 2017, compared to the same period in 2016, was primarily due to our financing transactions that occurred in the first quarter of 2017. During the six months ended June 30, 2017, we issued $350 million in non-recourse securitized debt and paid $5 million in debt issuance costs. The proceeds received from the non-recourse securitized debt were used to pay down a portion of our timeshare facility. We also paid $5 million of the principal amount of the senior secured term loan. See Note 7: Debt & Non -recourse debt in our unaudited condensed consolidated financial statements for further discussion. Additionally, following the spin-off date we no longer receive transfers from Hilton.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2017:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(1)	$658	$35	$69	$210	$344
Non-recourse debt(1)	691	142	370	113	66
Purchase commitments	212	7	196	9	—

Total contractual obligations	$1,561	$184	$635	$332	$410

(1)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 1.22 percent as of June 30, 2017.

As of June 30, 2017, our contractual obligations relating to our operating leases have not materially changed from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of June 30, 2017 consisted of $212 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under the Hilton Grand Vacations brand. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 14: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Subsequent Events

On July 18, 2017, we entered into an agreement with BRE Ace Holdings, an affiliate of Blackstone and formed BRE Ace LLC. Pursuant to the agreement, we contributed $40 million in cash for a 25 percent interest in BRE Ace LLC, which owns, a 1,201-key timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations,” located in Las Vegas Nevada. See Note 15: Subsequent Events in our unaudited condensed consolidated financial statements for additional information.

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

To the extent we utilize variable rate indebtedness in the future, any increase in interest rates beyond amounts covered under any corresponding derivative financial instruments, particularly if sustained, could have an adverse effect on our net income, cash flows and financial position. Hedging transactions we enter into may not adequately mitigate the adverse effects of interest rate increases or that counterparties in those transactions will honor their obligations.

The following table sets forth the contractual maturities, weighted average interest rates and the total fair values as of June 30, 2017, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2017	2018	2019	2020	2021	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	11.880%	$39	$79	$78	$75	$69	$201	$541	$620
Fixed-rate unsecuritized timeshare financing receivables	12.210%	39	52	56	61	64	351	623	679
Liabilities:(3)
Fixed-rate debt	3.772%	127	116	108	79	29	364	823	842
Variable-rate debt(4)	3.031%	10	10	138	10	155	—	323	330

(1)	Weighted average interest rate as of June 30, 2017.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)	Variable-rate debt includes principal outstanding debt of $195 million and non-recourse debt of $128 million as of June 30, 2017. See Note 7: Debt & Non-recourse debt in our unaudited condensed consolidated financial statements for additional information.

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

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2017 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Item 1A.	Risk Factors

Set forth below are the material changes to the risk factors discussed in Item 1A of Part 1 of the Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and in Item 1A of Part 1 of the Annual Report on Form 10-K for the year ended December 31, 2016, which could materially and adversely affect our business, financial condition, results of operations and stock price. The risks described below and in the Annual Report on Form 10-K are not the only risks facing HGV. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on our business, financial condition, results of operations and stock price.

Partnership or joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on partners’ or co-venturers’ financial condition, disputes between us and our partners or co-venturers and our obligation to guaranty certain obligations beyond the amount of our investments.

We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs, of a timeshare property, partnership, joint venture or other entity. For example, we recently entered into the Joint Venture Agreement with Blackstone, pursuant to which we acquired a non-managing 25 percent interest in the Elara Joint Venture. Consequently, with respect to any such third-party arrangements, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, and may, under certain circumstances, be exposed to risks not present if a third party were not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer may have full control over the partnership or joint venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners’ or co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or joint venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or joint venture. For example, our joint venture partner in the Elara Joint Venture generally has exclusive authority to manage the business and affairs of the Elara Joint Venture, and has the discretion to call for additional capital contributions at any time. In addition, it has certain rights to transfer or sell some or all of its interests in the Elara Joint Venture and/or the Property without our consent or, in certain situations, require us to sell our interests at the same time, while we are not permitted to sell or transfer our interest without their consent. Any or all of these factors could adversely affect the value of our investment, our ability to exit, sell or dispose of our investment at times that are beneficial to us, or our financial commitment to maintaining our interest in the joint ventures.

Our joint ventures may be subject to debt and the refinancing of such debt, and we may be required to provide certain guarantees or be responsible for the full amount of the debt in certain circumstances in the event of a default beyond the amount of our equity investment. Our joint venture partners may take actions that are inconsistent with the interests of the partnership or joint venture, or in violation of the financing arrangements and trigger our guaranty, which may expose us to substantial financial obligation and commitment that are beyond our ability to fund. In addition, partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. In some instances, partners or co-venturers may have competing interests in our markets that could create conflict of interest issues. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting assets owned by the partnership or joint venture to additional risk. In addition, we may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).

10.1	2017 Declaration of Amendment to Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-37794) filed on March 24, 2017).*

10.2	Employment Letter Agreement, dated April 17, 2017, between Mark D. Wang and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).*

10.3	Severance Agreement, dated April 17, 2017, between Mark D. Wang and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).*

10.4	Severance Agreement, dated April 17, 2017, between James E. Mikolaichik and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).*

10.5	Severance Agreement, dated April 17, 2017, between Stan R. Soroka and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).*

10.6	Severance Agreement, dated April 17, 2017, between Barbara L. Hollkamp and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).*

10.7	Severance Agreement, dated April 17, 2017, between Charles R. Corbin and Hilton Grand Vacations, Inc.*

10.8	Hilton Grand Vacations Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-218056) filed on May 17, 2017).*

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 3 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of August, 2017.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ James E. Mikolaichik
Name:	James E. Mikolaichik
Title:	Executive Vice President and Chief Financial Officer