Form 10-Q
period 2017-09-30
Hilton Grand Vacations Inc.
filed 2017-11-02
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to ________

Commission file number 001-37794

Hilton Grand Vacations Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-2545345
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6355 MetroWest Boulevard, Suite 180,
Orlando, Florida	32835
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 27, 2017 was 99,088,973.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$226	$48
Restricted cash	58	103
Accounts receivable, net of allowance for doubtful accounts of $10 and $6	104	123
Timeshare financing receivables, net	1,055	1,025
Inventory	475	513
Property and equipment, net	266	256
Investment in unconsolidated affiliate	41	—
Intangible assets, net	72	70
Other assets	51	42
TOTAL ASSETS (variable interest entities - $500 and $258)	$2,348	$2,180
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$324	$231
Advanced deposits	102	103
Debt	484	490
Non-recourse debt	612	694
Deferred revenues	119	106
Deferred income tax liabilities	374	389
Total liabilities (variable interest entities - $484 and $245)	2,015	2,013
Commitments and contingencies - see Note 15
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 99,088,973 issued and outstanding as of September 30, 2017 and 98,802,597 issued and outstanding as of December 31, 2016	1	1
Additional paid-in capital	160	138
Accumulated retained earnings	172	28
Total equity	333	167
TOTAL LIABILITIES AND EQUITY	$2,348	$2,180

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Sales of VOIs, net	$145	$130	$406	$359
Sales, marketing, brand and other fees	127	136	401	382
Financing	38	34	109	100
Resort and club management	37	33	108	98
Rental and ancillary services	45	41	138	135
Cost reimbursements	34	33	102	94
Total revenues	426	407	1,264	1,168
Expenses
Cost of VOI sales	40	44	107	110
Sales and marketing	171	157	492	443
Financing	11	8	32	24
Resort and club management	12	9	32	25
Rental and ancillary services	30	30	88	86
General and administrative	23	24	75	61
Depreciation and amortization	7	6	21	17
License fee expense	22	22	65	61
Cost reimbursements	34	33	102	94
Total operating expenses	350	333	1,014	921
Gain on foreign currency transactions	1	1	1	2
Allocated Parent interest expense	—	(7)	—	(20)
Interest expense	(7)	—	(21)	—
Equity in earnings from unconsolidated affiliate	1	—	1	—
Other loss, net	—	—	—	(1)
Income before income taxes	71	68	231	228
Income tax expense	(28)	(33)	(87)	(98)
Net income	$43	$35	$144	$130
Earnings per share:(1)
Basic	$0.43	$0.35	$1.45	$1.31
Diluted	$0.43	$0.35	$1.44	$1.31

(1)

For the three and nine months ended September 30, 2016, basic and diluted earnings per share was calculated based on shares distributed to Hilton Grand Vacations’ stockholders on January 3, 2017. See Note 12: Earnings Per Share for additional information.

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$144	$130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21	17
Amortization of deferred financing costs and other	4	3
Provision for loan losses	45	37
Other loss, net	—	1
Gain on foreign currency transactions	(1)	(2)
Share-based compensation	13	—
Deferred income (benefit) taxes	(5)	12
Equity in earnings from unconsolidated affiliate	(1)	—
Net changes in assets and liabilities:
Accounts receivables, net	19	(28)
Timeshare financing receivables, net	(75)	(52)
Inventory	38	(10)
Other assets	(11)	(7)
Accounts payable, accrued expenses and other	96	17
Advanced deposits	(1)	6
Deferred revenues	13	10
Other	—	(1)
Net cash provided by operating activities	299	133
Investing Activities
Capital expenditures for property and equipment	(25)	(16)
Software capitalization costs	(12)	(5)
Investment in unconsolidated affiliate	(40)	—
Net cash used in investing activities	(77)	(21)
Financing Activities
Issuance of non-recourse debt	350	—
Repayment of non-recourse debt	(428)	(85)
Repayment of debt	(7)	—
Debt issuance costs	(5)	(6)
Allocated Parent debt activity	—	111
Net transfers to Parent	—	(114)
Proceeds from stock option exercises	1	—
Net cash used in financing activities	(89)	(94)
Net increase in cash, cash equivalents and restricted cash	133	18
Cash, cash equivalents and restricted cash, beginning of period	151	79
Cash, cash equivalents and restricted cash, end of period	$284	$97

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2016	99	$1	$138	$28	$167
Net income	—	—	—	144	144
Deferred intercompany transaction (1)	—	—	9	—	9
Activity related to share-based compensation	—	—	11	—	11
Other	—	—	2	—	2
Balance as of September 30, 2017	99	$1	$160	$172	$333

(1)	Refer to Note 10: Income Taxes for further discussion.

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation

Our Spin-off from Hilton Worldwide Holdings Inc.

On January 3, 2017, the previously announced spin-off was completed by way of a pro rata distribution of Hilton Grand Vacations Inc.’s (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) common stock to Hilton Worldwide Holdings Inc. (“Hilton”) stockholders. Each Hilton stockholder received one share of our common stock for every ten shares of Hilton common stock. As a result of the spin-off, we became a separate publicly-traded company on the New York Stock Exchange under the ticker symbol “HGV,” and Hilton did not retain any ownership interest in our company.

In connection with the completion of the spin-off, we entered into agreements with Hilton (who at the time was a related party) and other third parties, including licenses to use the Hilton brand. The unaudited condensed consolidated financial statements reflect the effect of these agreements. For the three months ended September 30, 2017 and 2016, we incurred $39 million and $46 million, respectively, and for the nine months ended September 30, 2017 and 2016, we incurred $137 million and $150 million, respectively, in costs relating to the agreements entered with Hilton. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

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

Our Business

Hilton Grand Vacations is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; operating resorts; financing and servicing loans provided to consumers for their timeshare purchases; and managing our points-based Hilton Grand Vacations Club exchange program (the “Club”). As of September 30, 2017, we had 48 timeshare properties, comprised of 8,101 units, located in the United States (“U.S.”) and Europe.

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

We review our estimate of the expected redemption of expired prepaid discounted vacation packages (“packages”) on an ongoing basis. We only reduce the liability for expired packages when a package is redeemed or the likelihood of redemption is remote. This review considers factors such as historical experience, current business practices for pursuing individuals to redeem expired packages and the sufficiency and reliability of data available following a change in those redemption business practices. Previously, we concluded that redemption of an expired package was remote once a package had been expired for six months and therefore retained the liability until six months after expiration. During the review in the second quarter of 2017, we determined we then had sufficiently reliable updated information under current business practices to revise our estimate of expired packages that we expect to redeem. As a result during the second quarter of 2017, we changed our accounting estimate for expected redemptions of expired packages to relieve a portion of the remaining liability post expiration and recorded an $11 million reduction to the Advanced Deposits liability, with corresponding increases to Sales, marketing, brand and other fees revenue of $10 million and Accounts payable, accrued expenses and other for the related sales tax liability of $1 million. As a result, for the nine months ended September 30, 2017, our net income increased by $10 million and basic and diluted earnings per share increased by $0.10.

Note 2: Significant Accounting Policies

Investments in Unconsolidated Affiliates

We account for investments in unconsolidated affiliates under the equity method of accounting when we exercise significant influence, but do not maintain a controlling financial interest over the affiliates. We evaluate our investments in affiliates for impairment when there are indicators that the fair value of our investment may be less than our carrying value.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

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

The provisions of this ASU are to be applied retrospectively or using a modified retrospective approach for reporting periods beginning after December 15, 2017.   A determination as to whether we will apply the retrospective or modified retrospective adoption method will be made once our quantitative evaluation is complete and we commence quantifying the expected impacts later this year.

   We are currently evaluating the effect that this ASU will have on our consolidated financial statements by analyzing both transactional and analytical data for each of our revenue streams. The following is a status of our evaluation of impacts by significant revenue stream:

•

Sales of VOIs, net – We expect to recognize Sales of VOI, net when control of the VOI passes to the customer, which generally occurs shortly after the expiration of the purchaser’s period to cancel for a refund. We do not expect that this timing change will have a material impact on our accounting for Sales of VOIs, net. We expect our accounting for uncollectible timeshare financing receivables to remain unchanged.

We are still evaluating the impact on revenue recognition for sales of VOIs that are under construction.

•

Sales, marketing, brand and other fees - We expect changes to the gross versus net presentation of certain sales incentives as sales incentives provided where we are acting as the agent (e.g., Hilton Honors) will be recognized on a net basis in Sales, marketing, brand and other fees. We expect this classification change to reduce Sales, marketing, brand and other fees and the related expenses by $29.7 million for the year ended December 31, 2016.

We plan to recognize the expected breakage on prepaid discounted vacation packages (“packages”) as revenue proportionately when our customers redeem their packages rather than when the likelihood of redemption is remote as we are entitled to the breakage amount. We are currently in the process of assessing the impact of this expected change.

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

We expect immaterial impacts from changes to (i) timing of service fees charged on packages and (ii) classification of contract acquisition costs paid to fee-for-service customers.

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

Note 3: Restricted Cash

Restricted cash was as follows:

	September 30,	December 31,
($ in millions)	2017	2016
Escrow deposits on VOI sales	$36	$81
Reserves related to non-recourse debt(1)	22	22
	$58	$103

(1)	See Note 8: Debt & Non-recourse debt for further discussion.

Note 4: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	September 30, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Timeshare financing receivables	$506	$687	$1,193
Less: allowance for loan loss	(29)	(109)	(138)
	$477	$578	$1,055

	December 31, 2016
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Timeshare financing receivables	$253	$892	$1,145
Less: allowance for loan loss	(9)	(111)	(120)
	$244	$781	$1,025

The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. As of September 30, 2017, our timeshare financing receivables had interest rates ranging from 5.3 percent to 20.5 percent, a weighted average interest rate of 12.1 percent, a weighted average remaining term of 7.7 years and maturities through 2028.

We pledge a portion of our timeshare financing receivables as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) with a borrowing capacity of $450 million. As of September 30, 2017 and December 31, 2016, we had $143 million and $509 million, respectively, of gross timeshare financing receivables securing the Timeshare Facility. We recognize interest income on our timeshare financing receivables as earned. We record an estimate of uncollectibility as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale.

In March 2017, we completed a securitization of approximately $357 million of gross timeshare financing receivables and issued approximately $291 million of 2.66 percent notes and approximately $59 million of 2.96 percent notes, which have a stated maturity date of December 2028. The securitization transactions did not qualify as sales and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing; therefore, the proceeds from the transaction are presented as non-recourse debt (collectively, the “Securitized Debt”). See Note 8: Debt & Non-recourse debt for further discussion.

Our timeshare financing receivables as of September 30, 2017 mature as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
Year
2017 (remaining)	$19	$28	$47
2018	76	56	132
2019	75	60	135
2020	72	65	137
2021	67	70	137
Thereafter	197	408	605
	506	687	1,193
Less: allowance for loan loss	(29)	(109)	(138)
	$477	$578	$1,055

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

Our gross timeshare financing receivables balances by FICO score were as follows:

	September 30,	December 31,
($ in millions)	2017	2016
FICO score
700+	$763	$725
600-699	224	211
<600	28	28
No score(1)	178	181
	$1,193	$1,145

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

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

As of September 30, 2017 and December 31, 2016, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $47 million and $38 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	September 30, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$498	$635	$1,133
31 - 90 days past due	5	8	13
91 - 120 days past due	2	2	4
121 days and greater past due	1	42	43
	$506	$687	$1,193

	December 31, 2016
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$248	$847	$1,095
31 - 90 days past due	3	9	12
91 - 120 days past due	1	4	5
121 days and greater past due	1	32	33
	$253	$892	$1,145

The changes in our allowance for loan loss were as follows:

	September 30, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2016	$9	$111	$120
Write-offs	—	(27)	(27)
Securitization	28	(28)	—
Provision for loan loss(1)	(8)	53	45
Balance as of September 30, 2017	$29	$109	$138

	September 30, 2016
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2015	$17	$89	$106
Write-offs	—	(27)	(27)
Provision for loan loss(1)	(6)	43	37
Balance as of September 30, 2016	$11	$105	$116

(1)	Includes activity related to repurchase of defaulted and upgraded securitized timeshare financing receivables, net of incremental provision for loan loss.

Note 5: Inventory

Inventory was as follows:

	September 30,	December 31,
($ in millions)	2017	2016
Completed unsold VOIs	$206	$233
Construction in process	11	20
Land, infrastructure and other	258	260
	$475	$513

We benefited from $4 million in costs of sales true-ups relating to VOI products for the nine months ended September 30, 2017, which resulted in a $4 million increase to the carrying value of inventory as of September 30, 2017. We benefited from $10 million in costs of sales true-ups relating to VOI products for the year ended December 31, 2016, which resulted in a $10 million increase to the carrying value of inventory as of December 31, 2016. Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Cost of VOI sales related to fee-for-service upgrades	$8	$18	$28	$42

Note 6: Consolidated Variable Interest Entities

As of September 30, 2017 and December 31, 2016, we consolidated three and two variable interest entities (“VIEs”), respectively, that issued Securitized Debt, backed by pledged assets consisting primarily of a pool of timeshare financing receivables, which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only assets of our VIEs are available to settle the obligations of the respective entities.

Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	September 30,	December 31,
($ in millions)	2017	2016
Restricted cash	$19	$10
Timeshare financing receivables, net	477	244
Non-recourse debt(1)	484	244

(1)	Net of deferred financing costs.

During the nine months ended September 30, 2017 and 2016, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 7: Investment in Unconsolidated Affiliate

On July 18, 2017, we entered into an agreement with BRE Ace Holdings LLC, a Delaware limited liability company (“BRE Ace Holdings”), an affiliate of The Blackstone Group L.P. (“Blackstone”) and formed BRE Ace LLC. Pursuant to the agreement, we contributed $40 million in cash for a 25 percent interest in BRE Ace LLC, which owns a 1,201-key timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations,” located in Las Vegas, Nevada.  Our investment interest in and equity earned from BRE Ace LLC are included in the condensed consolidated balance sheets as Investment in unconsolidated affiliate and in the condensed consolidated statements of operations as Equity in earnings from unconsolidated affiliate, respectively.

BRE Ace LLC had debt of $207 million and non-recourse debt of $235 million as of September 30, 2017.  The debt and non-recourse debt are secured by its assets and are without recourse to us.  Our maximum exposure to loss as a result of our investment interest in BRE Ace LLC is primarily limited to the carrying amount of the investment which totals $41 million as of September 30, 2017, as well as receivables for commission and other fees earned under a fee-for-service arrangement.  See Note 13:  Related Party Transactions for additional information.

Note 8: Debt & Non-recourse debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	September 30,	December 31,
($ in millions)	2017	2016
Debt(1)
Senior secured credit facilities:
Term loan with an average rate of 3.48%, due 2021	$193	$200
Senior notes with a rate of 6.125%, due 2024	300	300
	493	500
Less: unamortized deferred financing costs and discount(2)(3)	(9)	(10)
	$484	$490

(1)	For the nine months ended September 30, 2017 and year ended December 31, 2016, weighted average interest rates were 5.092 percent and 4.851 percent, respectively.
(2)

Amount includes deferred financing costs of $2 million and $7 million as of September 30, 2017 and $2 million and $8 million as of December 31, 2016, relating to our term loan and senior notes, respectively.

(3)

Amount does not include deferred financing costs of $2 million as of September 30, 2017 and December 31, 2016, relating to our revolving facility included in Other Assets in our condensed consolidated balance sheets.

We were in compliance with all applicable financial covenants as of September 30, 2017.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	September 30,	December 31,
($ in millions)	2017	2016
Non-recourse debt(1)
Timeshare Facility with an average rate of 2.54%, due 2019	$129	$450
Securitized Debt with an average rate of 2.43%, due 2028	489	246
	618	696
Less: unamortized deferred financing costs(2)	(6)	(2)
	$612	$694

(1)	For the nine months ended September 30, 2017 and year ended December 31, 2016, weighted average interest rates were 2.453 percent and 1.946 percent, respectively.
(2)

Amount relates to Securitized Debt only and does not include deferred financing costs of $2 million as of September 30, 2017 and $3 million as of December 31, 2016, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.

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

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $22 million as of September 30, 2017 and December 31, 2016, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of September 30, 2017 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2017 (remaining)	$3	$30	$33
2018	10	134	144
2019	10	228	238
2020	10	120	130
2021	160	32	192
Thereafter	300	74	374
	$493	$618	$1,111

Note 9: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	September 30, 2017
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$1,055	$—	$1,394
Liabilities:
Debt(2)	484	329	197
Non-recourse debt(2)	612	—	617

	December 31, 2016
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$1,025	$—	$1,147
Liabilities:
Debt(2)	490	314	200
Non-recourse debt(2)	694	—	696

(1)	Carrying amount net of allowance for loan loss.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

Note 10: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes. The effective income tax rate for the nine months ended September 30, 2017 and 2016 was approximately 38 percent and 43 percent, respectively, which decreased primarily due to a decrease in cumulative installment sale interest liability.

The Company was a party to several intercompany asset transfers with Hilton prior to the spin-off. As required under U.S. tax regulations, the gain resulting from the intercompany transfer of these assets should be deferred and no deferred tax asset or liability should be recognized until a recognition event occurs. On January 3, 2017, Hilton executed a tax-free spin-off of the Company, which met the requirement of a recognition event. On the spin-off date, for the assets transferred, we recognized a stepped up tax basis, re-measured the asset by applying applicable tax rate changes and evaluated the realizability of the asset. This resulted in a reduction to our net deferred tax liability and an increase in our Additional paid-in capital of $9 million on our condensed consolidated balance sheet as of September 30, 2017.

Note 11: Share-Based Compensation

Stock Plan

We issue time-vesting restricted stock units (“RSUs”) and nonqualified stock options (“options”) to certain employees. All performance shares that were issued under the stock plan of Hilton, were converted to RSUs as of December 31, 2016. We recognized share-based compensation expense of $5 million and $2 million during the three months ended September 30, 2017 and 2016, respectively and $13 million and $7 million during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, unrecognized compensation costs for unvested awards were approximately $13 million, which is expected to be recognized over a weighted average period of 2.0 years. As of September 30, 2017, there were 7,961,151 shares of common stock available for future issuance.

RSUs

During the nine months ended September 30, 2017, we issued 530,674 RSUs with a weighted average grant date fair value of $29.15, which generally vest 25 percent in the first year, 25 percent in the second year and 50 percent in the third year from the date of grant.

Options

During the nine months ended September 30, 2017, we issued 669,658 options with a grant date fair value of $8.66 and an exercise price of $28.30, which generally vest 25 percent in the first year, 25 percent in the second year and 50 percent in the third year from the date of grant.

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

As of September 30, 2017, we had 169,926 options outstanding that were exercisable.

Note 12: Earnings Per Share

The following table presents the calculation of our basic and diluted earnings per share (“EPS”). The weighted average shares outstanding for the three and nine months ended September 30, 2016 reflect 98,802,597 shares distributed on January 3, 2017, our spin-off date, to our stockholders. See Note 1: Organization and Basis of Presentation for further discussion. The weighted average shares outstanding used to compute basic EPS and diluted EPS for the three months ended September 30, 2017 is 98,981,557 and 99,730,483, respectively and for the nine months ended September 30, 2017 is 98,916,894 and 99,530,534, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares outstanding in millions, except per share amounts)	2017	2016	2017	2016
Basic EPS:
Numerator:
Net Income(1)	$43	$35	$144	$130
Denominator:
Weighted average shares outstanding	99	99	99	99
Basic EPS	$0.43	$0.35	$1.45	$1.31
Diluted EPS:
Numerator:
Net Income(1)	$43	$35	$144	$130
Denominator:
Weighted average shares outstanding	100	99	100	99
Diluted EPS	$0.43	$0.35	$1.44	$1.31

(1)

Net income for the three months ended September 30, 2017 and 2016 was $42,700,978 and $34,597,597, respectively, and for the nine months ended September 30, 2017 and 2016 was $143,742,500 and $129,727,071, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the nine months ended September 30, 2017, we excluded 224,783 share-based compensation awards because their effect would have been anti-dilutive under the treasury stock method. For the three months ended September 30, 2017, we did not exclude any share-based compensation awards.

Note 13: Related Party Transactions

Relationship Between HGV and Hilton after the Spin-Off

On January 3, 2017, when the spin-off was completed, Hilton and Park Hotels & Resorts Inc. ceased to be related parties of HGV. In connection with the spin-off, we entered into certain agreements with Hilton (who at the time was a related party) and other third parties. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

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

The Blackstone Group

As of March 31, 2017, Blackstone held 15,008,689 shares, or approximately 15 percent of our outstanding common stock. On May 25, 2017, Blackstone filed a Registration Statement on Form S-1 and registered all of our common stock held by them. On June 14, 2017, Blackstone entered into an underwriting agreement with J.P. Morgan Securities LLC pursuant to which J.P. Morgan

Securities LLC agreed to purchase from Blackstone 9,650,000 shares of our common stock at a price of $35.40 per share. The sale was completed on June 20, 2017. Subsequently, on September 25, 2017, Blackstone completed the sale of substantially all of the remaining shares of our common stock held by them to several institutional investors and ceased to be a related party of HGV. We did not receive any proceeds from either of these sales. As of September 30, 2017, Blackstone holds only a nominal number of shares of our common stock.

The following table summarizes amounts included in our condensed consolidated statements of operations related to a fee-for-service arrangement with Blackstone affiliates to sell VOIs on their behalf through September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Commission and other fees	$42	$54	$135	$142

Also related to the fee-for-service agreement, as of September 30, 2017 and December 31, 2016, we have outstanding receivables of $8 million and $20 million, respectively.

BRE Ace LLC

On July 18, 2017, we entered into an agreement with BRE Ace Holdings, an affiliate of Blackstone, to form BRE Ace LLC.  In conjunction with this agreement we acquired a 25 percent ownership interest in BRE Ace LLC. During the nine months ended September 30, 2017, we recorded $1 million in equity in earnings from unconsolidated affiliates, included in our condensed consolidated statements of operations. See Note 7: Investment in Unconsolidated Affiliate for additional information.  In addition, we earn commissions and other fees related to a fee-for-service agreement to sell VOIs at Elara, by Hilton Grand Vacations.  These amounts are summarized in the following table and included in our condensed consolidated statements of operations as of the date they became a related party.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Commission and other fees	$43	$—	$43	$—

Also related to the fee-for-service agreement, as of September 30, 2017 we have outstanding receivables of $29 million.

Note 14: Business Segments

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

We do not include equity in earnings from unconsolidated affiliate in our measures of segment revenues. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Revenues:
Real estate sales and financing(1)	$310	$301	$916	$843
Resort operations and club management(2)	90	81	270	251
Total segment revenues	400	382	1,186	1,094
Cost reimbursements	34	33	102	94
Intersegment eliminations(1)(2)(3)	(8)	(8)	(24)	(20)
Total revenues	$426	$407	$1,264	$1,168

(1)

Includes charges of $1 million and $2 million to the resort operations and club management segment for billing and collection services provided by the real estate sales and financing segment for the three and nine months ended September 30, 2016. There were no charges for the three and nine months ended September 30, 2017.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for discounted stays at properties resulting from marketing packages. These charges totaled $7 million for each of the three months ended September 30, 2017 and 2016, and $23 million and $18 million for the nine months ended September 30, 2017 and 2016, respectively.

(3)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled $1 million for each of the three and nine months ended September 30, 2017. There were charges of less than $1 million for each of the three and nine months ended September 30, 2016

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Adjusted EBITDA:
Real estate sales and financing(1)	$81	$85	$263	$250
Resort operations and club management(1)	50	42	153	139
Segment Adjusted EBITDA	131	127	416	389
General and administrative	(23)	(24)	(75)	(61)
Depreciation and amortization	(7)	(6)	(21)	(17)
License fee expense	(22)	(22)	(65)	(61)
Other loss, net	—	—	—	(1)
Gain on foreign currency transactions	1	1	1	2
Allocated Parent interest expense(2)	—	(7)	—	(20)
Interest expense	(7)	—	(21)	—
Income tax expense	(28)	(33)	(87)	(98)
Equity in earnings from unconsolidated affiliate(3)	1	—	1	—
Other adjustment items	(3)	(1)	(5)	(3)
Net income	$43	$35	$144	$130

(1)	Includes intersegment eliminations. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)	This amount represents interest expense on an unconditional obligation to guarantee certain Hilton allocated debt balances which were released in November 2016.
(3)	This amount represents our 25 percent interest in BRE Ace LLC. See Note 7: Investment in Unconsolidated Affiliate for additional information.

Note 15: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2017, we were committed to purchase approximately $208 million of inventory and land over a period of five years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the nine months ended September 30, 2017 and 2016, we purchased $9 million and $11 million, respectively, of VOI inventory as required under our commitments. As of September 30, 2017, our remaining obligation pursuant to these arrangements was expected to be incurred as follows: $3 million in 2018, $187 million in 2019, $9 million in 2020, and $9 million in 2021.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2017, will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Note 16: Subsequent Events

        On October 13, 2017, we acquired an 83-unit, ski-in mountain lodge in Park City, Utah, known as “The Sunrise Lodge, a Hilton Grand Vacations Club.”  Prior to the acquisition, HGV was providing marketing, sales and resort management services to the seller Sunrise Park City, LLC under a fee-for-service agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the benefits resulting from our spin-off, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.

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

The risk factors discussed in “Part I-Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and in “Part II-Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Investment funds associated with or designated by The Blackstone Group L.P. and their affiliates, former majority owners of Hilton Worldwide Holdings, Inc. (together with its then consolidated subsidiaries, “Hilton”), are referred to herein as “Blackstone.”

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

“VOI” refers to vacation ownership intervals.

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

Overview

Spin-Off Transactions

On January 3, 2017, the previously announced spin-off was completed by way of a pro rata distribution of the Company’s common stock to Hilton stockholders. Each Hilton stockholder received one share of our common stock for every ten shares of Hilton common stock. As a result of the spin-off, we became a separate publicly-traded company on the New York Stock Exchange under the ticker symbol “HGV” and Hilton did not retain any ownership interest in us.

In connection with the completion of the spin-off, we entered into agreements with Hilton (who at the time was a related party) and other third parties, including licenses to use the Hilton brand. See Key Agreements Related to the Spin-Off section in Part I – Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

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

On May 25, 2017, Blackstone filed a Registration Statement on Form S-1 and registered all of our common stock held by them. On June 14, 2017, Blackstone entered into an underwriting agreement with J.P. Morgan Securities LLC pursuant to which J.P. Morgan Securities LLC agreed to purchase from Blackstone 9,650,000 shares of our common stock at a price of $35.40 per share. The sale was completed on June 20, 2017. Subsequently, on September 25, 2017, Blackstone completed the sale of substantially all of the remaining shares of our common stock held by them to several institutional investors.  We did not received any proceeds from either of these sales.  As of September 30, 2017, Blackstone holds only a nominal number of shares of our common stock.

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

Our Business

We are a rapidly growing timeshare company that markets and sells VOIs, manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of September 30, 2017, we have 48 resorts, representing 8,101 units, which are located in iconic vacation destinations such as the Hawaiian Islands, New York City, Orlando and Las Vegas, and feature spacious, condominium-style accommodations with superior amenities and quality service. As of September 30, 2017, we have approximately 284,000 Hilton Grand Vacations Club (the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 14 industry-leading brands across more than 5,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

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

For the nine months ended September 30, 2017, sales from fee-for-service, just-in-time and developed inventory sources were 54 percent, 20 percent and 26 percent, respectively, of contract sales. See “-Real Estate Sales Metrics” for additional discussion of contract sales. Based on our trailing twelve months sales pace, we have access to approximately five years of future inventory, with capital efficient arrangements representing approximately 88 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

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

	Nine Months Ended September 30,
	2017	2016
Weighted average FICO score	738	736

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

•	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes;
•	EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•	EBITDA and Adjusted EBITDA do not reflect the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations;
•	EBITDA and Adjusted EBITDA do not reflect any cash requirements for future replacements of assets that are being depreciated and amortized; and
•	EBITDA and Adjusted EBITDA may be calculated differently from other companies in our industry limiting their usefulness as comparative measures.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Recent Events

On July 18, 2017, we entered into an agreement with BRE Ace Holdings LLC, a Delaware limited liability company (“BRE Ace Holdings”), an affiliate of Blackstone and formed BRE Ace LLC. Pursuant to the agreement, we contributed $40 million in cash for a 25 percent interest in BRE Ace LLC, which owns a 1,201-key timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations,” located in Las Vegas, Nevada.

On September 10, 2017, Hurricane Irma hit the Florida Keys as a Category 4 hurricane, weakening somewhat as it made landfall along Florida’s southwest shoreline. Although certain of our managed Florida properties were temporarily closed during the aftermath of Hurricane Irma, neither HGV’s operations nor financial performance were significantly impacted by this storm. In the aftermath of Hurricane Irma, the IRS has granted an automatic extension to individuals and businesses affected by the hurricanes, which extends tax filing and payment deadlines beginning September 4, 2017.  As a result, we have delayed our third quarter Federal income tax payment.

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 14: Business Segments in our unaudited condensed consolidated financial statements. We do not include equity in earnings from unconsolidated affiliate in our measures of segment revenues. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses it to manage our business and material limitations on its usefulness, refer to “—Key Business and Financial Metrics and Terms Used by Management—EBITDA and Adjusted EBITDA.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amount, including net income, our most comparable U.S. GAAP financial measure:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Revenues:
Real estate sales and financing	$310	$301	$9	3.0%	$916	$843	$73	8.7%
Resort operations and club management	90	81	9	11.1	270	251	19	7.6
Segment revenues	400	382	18	4.7	1,186	1,094	92	8.4
Cost reimbursements	34	33	1	3.0	102	94	8	8.5
Intersegment eliminations(1)	(8)	(8)	—	—	(24)	(20)	(4)	(20.0)
Total revenues	$426	$407	$19	4.7	$1,264	$1,168	$96	8.2

(1)	Refer to Note 14: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Net Income	$43	$35	$8	22.9%	$144	$130	$14	10.8%
Interest expense	7	—	7	NM(1)	21	—	21	NM(1)
Allocated Parent interest expense	—	7	(7)	(100.0)	—	20	(20)	(100.0)
Income tax expense	28	33	(5)	(15.2)	87	98	(11)	(11.2)
Depreciation and amortization	7	6	1	16.7	21	17	4	23.5
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliate	2	—	2	NM(1)	2	—	2	NM(1)
EBITDA	87	81	6	7.4	275	265	10	3.8
Other loss, net	—	—	—	—	—	1	(1)	(100.0)
Gain on foreign currency transactions	(1)	(1)	—	—	(1)	(2)	1	(50.0)
Share-based compensation expense	5	2	3	NM(1)	13	7	6	85.7
Other adjustment items(2)	3	11	(8)	(72.7)	7	21	(14)	(66.7)
Adjusted EBITDA	$94	$93	$1	1.1	$294	$292	$2	0.7

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	For the three and nine months ended September 30, 2017, amounts represent $2 million and $5 million, respectively, of costs associated with the spin-off transaction.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$81	$85	$(4)	(4.7)%	$263	$250	$13	5.2%
Resort operations and club management(1)	50	42	8	19.0	153	139	14	10.1
Segment Adjusted EBITDA	131	127	4	3.1	416	389	27	6.9
Adjustments:
Adjusted EBITDA from unconsolidated affiliate	3	—	3	NM(1)	3	—	3	NM(1)
License fee expense	(22)	(22)	—	—	(65)	(61)	(4)	6.6
General and administrative(2)	(18)	(12)	(6)	50.0	(60)	(36)	(24)	66.7
Adjusted EBITDA	$94	$93	$1	1.1	$294	$292	$2	0.7

(1)	Includes intersegment eliminations and other adjustments.
(2)	Excludes share-based compensation and other adjustment items.

Real Estate Sales and Financing

Real estate sales and financing segment revenues increase for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to a $4 million increase in sales revenue, a $2 million increase in marketing revenue and a $4 million increased in financing revenues. The increase in sales revenue was primarily due to higher sales of VOIs, net, due to sales at our newly developed project beginning in the fourth quarter of 2016.  The increase in marketing revenues was primarily due to an increase in title related services. The increase in financing revenues was primarily due an increase in interest income from higher outstanding timeshare financing receivables balance. Real estate sales and financing segment Adjusted EBITDA decreased by $4 million for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to a $14 million increase in sales and marketing expense as well as a decrease in commission and brand fees.

Real estate sales and financing segment revenues increased for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to a $44 million increase in sales revenue, a $22 million increase in marketing revenue and a $9 million increased in financing revenues. The increase in sales revenue was primarily due to a $47 million increase in sales of VOIs, net, due to sales at our newly developed project beginning in the fourth quarter of 2016. The increase in marketing revenue was primarily due to (i) a $10 million reduction of our expected redemptions of expired discounted vacation packages, (ii) a $8 million increase in the actual redemption of discounted vacation packages and (iii) a $3 million increase in title related service revenue.  The increase in financing revenues was primarily due an increase in interest income from higher outstanding timeshare financing receivables balance.  Real estate sales and financing segment Adjusted EBITDA increased by $13 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to an increase in revenues associated with the segment, partially offset by a $49 million increase in sales and marketing expense as well as a decrease in commission and brand fees.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to (i) an increase of $4 million and $10 million, respectively, in resort and club management revenues from the launch of new properties subsequent to the third quarter of 2016 and (ii) an increase of $4 million and $3 million, respectively, in rental and ancillary services revenues as a result of higher transient room and club inventory rentals at our developed and fee-for-service properties.  Resort operations and club management segment Adjusted EBITDA increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to increases in revenues associated with the segment, partially offset by increases of $3 million and $9 million, respectively, in segment expenses.

Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions, except Tour flow and VPG)	2017	2016	$	%	2017	2016	$	%
Sales of VOIs, net	$145	$130	$15	11.5%	$406	$359	$47	13.1%
Adjustments:
Fee-for-service sales(1)	169	181	(12)	(6.6)	508	512	(4)	(0.8)
Loan loss provision	19	14	5	35.7	45	37	8	21.6
Reportability and other(2)	(7)	(19)	12	(63.2)	(23)	(49)	26	(53.1)
Contract sales	$326	$306	$20	6.5	$936	$859	$77	9.0
Tour flow	87,346	79,817	7,529	9.4	246,865	230,362	16,503	7.2
VPG	$3,555	$3,602	$(47)	(1.3)	$3,590	$3,504	$86	2.5

(1)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(2)

Includes adjustments for revenue recognition, including percentage-of-completion deferrals and amount in rescission, and sales incentives, as well as adjustments related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

Contract sales increased for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to an increase in tour flow which correlates to the increase in marketing expense. VPG decreased for the three months ended September 30, 2017, compared to the same period in 2016 due to a 1.4 percent decrease in close rate, partially offset by a 0.8 percent increase in average transaction price.

Contract sales increased for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to an increase in tour flow which correlates to the increases in marketing expense and VPG. VPG increased for the nine months ended September 30, 2017, compared to the same period in 2016 due to a 0.5 percent and 2.1 percent increase in close rate and average transaction price, respectively.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Sales of VOIs, net	$145	$130	$15	11.5%	$406	$359	$47	13.1%
Sales, marketing, brand and other fees	127	136	(9)	(6.6)	401	382	19	5.0
Less:
Marketing revenue and other fees	34	32	2	6.3	109	87	22	25.3
Sales revenue	238	234	4	1.7	698	654	44	6.7
Less:
Cost of VOI sales	40	44	(4)	(9.1)	107	110	(3)	(2.7)
Sales and marketing expense, net(1)	142	125	17	13.6	394	356	38	10.7
Real estate margin	$56	$65	$(9)	(13.8)	$197	$188	$9	4.8
Real estate margin percentage	23.5%	27.8%			28.2%	28.7%

(1)	Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers.

Sales revenue increased for the three months ended September 30, 2017, compared to the same period in 2016, primarily as a result of a $15 million increase in Sales of VOIs, net due to sales at our newly developed projects beginning in the fourth quarter of 2016, in Washington, DC and New York, NY.  The increase in sales revenues was partially offset by (i) a decrease in commission and brand fees primarily due to a shift in sales mix from fee-for-service to developed projects, (ii) a decrease in commission rate received on fee-for-service due to project mix and (iii) higher sales and marketing expense due to an increase in contract sales volume and research and development costs to evaluate new markets.

Sales revenue increased for the nine months ended September 30, 2017, compared to the same period in 2016, primarily as a result of (i) a $47 million increase in Sales of VOIs, net due to sales at our newly developed projects beginning in the fourth quarter of 2016, in Washington, DC and New York, NY, (ii) a $10 million reduction of our expected redemptions of expired discounted vacation packages, (iii) an $8 million increase in the actual redemption of discounted vacation packages and (iii) a $3 million increase in title related service revenue.   The increase in sales revenues was partially offset by (i) a decrease in commission and brand fees primarily due to a shift in sales mix from fee-for-service to developed projects, (ii) a decrease in commission rate received on fee-for-service due to project mix and (iii) higher sales and marketing expense due to an increase in contract sales volume and research and development costs to evaluate new markets.

Real estate margin and real estate margin percentage decreased for the three months ended September 30, 2017, compared to the same period in 2016, primarily as a result of an increase in our marketing costs as a percentage of revenue and additional research and development costs to evaluate new markets. Real estate margin increased for the nine months ended September 30, 2017, compared to the same period in 2016, primarily as a result of the increases in segment revenues, partially offset by the aforementioned sales and marketing expenses.  Real estate margin percentage was flat for the nine months ended September 30, 2017, compared to the same period in 2016.

Financing

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Interest income	$33	$31	$2	6.5%	$97	$91	$6	6.6%
Other financing revenue	5	3	2	66.7	12	9	3	33.3
Financing revenue	38	34	4	11.8	109	100	9	9.0
Consumer financing interest expense	6	3	3	100.0	16	9	7	77.8
Other financing expense	5	5	—	—	16	15	1	6.7
Financing expense	11	8	3	37.5	32	24	8	33.3
Financing margin	$27	$26	$1	3.8	$77	$76	$1	1.3
Financing margin percentage	71.1%	76.5%			70.6%	76.0%

Financing revenue increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to an increase of $2 million and $6 million, respectively, in interest income resulting from a higher outstanding timeshare financing receivables balance during the three and nine months ended September 30, 2017. Financing margin percentage decreased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to higher non-recourse debt balance associated with the additional drawdown on our timeshare facility in December 2016. See Note 8: Debt & Non-recourse debt in our unaudited condensed consolidated financial statements for additional information.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Club management revenue	$22	$21	$1	4.8%	$63	$60	$3	5.0%
Resort management revenue	15	12	3	25.0	45	38	7	18.4
Resort and club management revenues	37	33	4	12.1	108	98	10	10.2
Club management expense	7	5	2	40.0	18	15	3	20.0
Resort management expense	5	4	1	25.0	14	10	4	40.0
Resort and club management expenses	12	9	3	33.3	32	25	7	28.0
Resort and club management margin	$25	$24	$1	4.2	$76	$73	$3	4.1
Resort and club management margin percentage	67.6%	72.7%			70.4%	74.5%

Resort and club management revenues increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to (i) an increase in resort management revenue from the launch of new properties subsequent to the third quarter of 2016 and (ii) an increase of approximately 19,000 in Club members resulting in higher annual dues and transaction fees. These increases were partially offset by higher resort and club management expenses due to an increase in costs for servicing additional Club members and properties.  In addition, for the nine months ended September 30, 2017, the increases were partially offset by a one-time fee earned in 2016 on a prepaid contract.

Resort and club management margin increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to the aforementioned increases in segment revenues, partially offset by an increase in segment expenses as a result of customer and company related initiatives.  Resort and club management margin percentage decreased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to an increase in segment expenses as a result of customer and company related initiatives, partially offset by the aforementioned increases in segment revenues.

Rental and Ancillary Services

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Rental revenues	$39	$35	$4	11.4%	$120	$116	$4	3.4%
Ancillary services revenues	6	6	—	—	18	19	(1)	(5.3)
Rental and ancillary services revenues	45	41	4	9.8	138	135	3	2.2
Rental expenses	25	23	2	8.7	73	67	6	9.0
Ancillary services expense	5	7	(2)	(28.6)	15	19	(4)	(21.1)
Rental and ancillary services expenses	30	30	—	—	88	86	2	2.3
Rental and ancillary services margin	$15	$11	$4	36.4	$50	$49	$1	2.0
Rental and ancillary services margin percentage	33.3%	26.8%			36.2%	36.3%

Rental and ancillary services revenues increased for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to an increase of $4 million in rental revenues as a result of higher transient room and club inventory rentals at our developed and fee-for-service properties.  Rental expenses increased by $2 million, offset by a decrease in ancillary expense.

Rental and ancillary services revenues increased for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to an increase of $4 million in rental revenues as a result of higher transient room and club inventory rentals at our developed and fee-for-service properties.  The increases were partially offset by (i) a net increase of $2 million in rental expenses due to additional owners and new properties, (ii) a one-time insurance claim payment of $2 million received in 2016, and (iii) a reduction in access fees received due to higher quantity of access fees sold in 2016.

Rental and ancillary services margin increased for the three months ended September 30, 2017, compared to the same period in 2016, due to aforementioned increases in segment revenues and lower property subsidy expenses from operational savings. Rental and ancillary services margin was flat for the nine months ended September 30, 2017, compared to the same period in 2016.

Other Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Unallocated general and administrative	$23	$17	$6	35.3%	$75	$44	$31	70.5%
Allocated general and administrative	—	7	(7)	(100.0)	—	17	(17)	(100.0)
General and administrative	$23	$24	(1)	(4)	$75	$61	$14	23.0

Unallocated general and administrative expenses increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to an increase in expenses relating to regulatory filings, professional fees and other costs as a result of becoming an independent publicly traded company. Allocated general and administrative were expenses allocated to us from Hilton relating to the spin-off which was completed on January 3, 2017.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Depreciation and amortization	$7	$6	$1	16.7%	$21	$17	$4	23.5%
License fee expense	22	22	—	—	65	61	4	6.6

Depreciation and amortization expense increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to asset transfers from Hilton during the fourth quarter of 2016, some of which we hold as property and equipment for future conversion into inventory. The increase in license fee expense for the nine months ended September 30, 2017 was as a result of the increase in revenues.

Non-Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	$	%	2017	2016	$	%
Gain on foreign currency transactions	$(1)	$(1)	$—	—	$(1)	$(2)	$1	(50.0)%
Allocated Parent interest expense	—	7	(7)	(100.0)	—	20	(20)	(100.0)
Interest expense	7	—	7	NM(1)	21	—	21	NM(1)
Other loss, net	—	—	—	—	—	1	(1)	(100.0)
Income tax expense	28	33	(5)	(15.2)	87	98	(11)	(11.2)
Equity in earnings from unconsolidated affiliate	(1)	—	(1)	NM(1)	(1)	—	(1)	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The Allocated Parent interest expense relates to an unconditional obligation to guarantee certain Hilton allocated debt balances which was released in November 2016.

The increase in interest expense for the three and nine months ended September 30, 2017, compared to the same periods in 2016 is directly related to the financing transactions closed during and subsequent to the fourth quarter of 2016.

Income tax expense decreased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to a decrease in the cumulative installment sale interest liability.

Equity in earnings from unconsolidated affiliate relates to our 25 percent interest in BRE Ace LLC.  See Note 7: Investment in unconsolidated affiliate in our unaudited condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

Overview

Prior to the fourth quarter of 2016, any net cash generated by our business has been transferred to Hilton, where it has been centrally managed. Transfers of cash to and from Hilton have been reflected as a component of Net transfers (to) from Parent in our condensed consolidated statements of cash flows.

As of September 30, 2017, we had total cash and cash equivalents of $284 million, including $58 million of restricted cash. The restricted cash balance relates to escrowed cash from our sales of our VOIs and consumer financing receivables pledged to our non-recourse revolving timeshare receivable credit facility or securitizations.

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

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	$	%
Net cash provided by (used in):
Operating activities(2)	$299	$133	$166	NM(1)
Investing activities	(77)	(21)	(56)	NM(1)
Financing activities(2)	(89)	(94)	5	(5.3)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)

Reflects the adoption of Accounting Standards Update (“ASU”) No. 2016-18, (“ASU 2016-18”) Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2: Significant Accounting Policies in our unaudited condensed consolidated financial statements for further discussion.

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

Net cash flows provided by operating activities increased by $166 million during the nine months ended September 30, 2017, compared to the same period in 2016, primarily as a result of improved operating results in the real estate sales and financing segment and increased sources of cash for working capital requirements.  In addition, as permitted by the federal government pursuant to a tax relief program for regions impacted by Hurricane Irma, we deferred our estimated federal tax payment until the first quarter of 2018.

Capital efficiency allows us to reduce inventory investment requirements and to generate growth in revenues and cash flows. Over a short-term period, depending on the timing of inventory spend, our capital efficiency may vary; however, over the long-term, we generally target a 50/50 mix of owned and fee-for-service inventory, which we expect will allow us to expand partner relationships and to provide a strong inventory supply without the upfront capital investment. In addition, we continue to move towards more just-in-time owned inventory sourcing arrangements that we expect to also drive capital efficiency. The change for the nine months ended September 30, 2017, compared to the same period in 2016, is primarily due to reduced inventory spending while maintaining a consistent sales pace and fewer fee-for-service upgrades.  However, over the long-term, we consider a ratio of VOI inventory spend to cost of VOI sales of 1:1 to be indicative of capital efficiency.

The following is a summary of our Capital Efficiency Ratio:

	Nine Months Ended September 30,
($ in millions)	2017	2016
VOI spending - owned properties	$31	$62
VOI spending - fee-for-service upgrades	41	65
Total VOI inventory spending(1)	$72	$127
Cost of VOI sales(1)	$107	$110
Capital Efficiency Ratio	1.5	0.9

(1)

Includes costs of VOI sales related to the cost of reacquiring inventory that we have developed from existing owners upgrading into fee-for-service projects. Excludes non-cash asset transfers from Hilton and non-cash inventory accruals.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	$	%
Capital expenditures for property and equipment	$(25)	$(16)	$(9)	56.3%
Software capitalization costs	(12)	(5)	(7)	NM(1)
Investment in unconsolidated affiliate	(40)	—	(40)	NM(1)
Net cash used in investing activities	$(77)	$(21)	$(56)	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

Financing Activities

The following table summarizes our net cash used in financing activities:

	Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	$	%
Issuance of non-recourse debt	$350	$—	$350	NM(1)
Repayment of non-recourse debt	(428)	(85)	(343)	NM(1)
Repayment of debt	(7)	—	(7)	NM(1)
Debt issuance costs	(5)	(6)	1	(16.7)%
Allocated Parent debt activity	—	111	(111)	(100.0)
Net transfers to Parent(2)	—	(114)	114	(100.0)
Proceeds from stock option exercises	1	—	1	NM(1)
Net cash used in financing activities	$(89)	$(94)	$5	(5.3)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	All transactions between HGV and Hilton have been settled in connection with the spin-off.

The change in net cash used in financing activities for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily due to our financing transactions that occurred in the first quarter of 2017. During the nine months ended September 30, 2017, we issued $350 million in non-recourse securitized debt and paid $5 million in debt issuance costs. The proceeds received from the non-recourse securitized debt were used to pay down a portion of our timeshare facility. We also paid $7 million of the principal amount of the senior secured term loan. See Note 8: Debt & Non -recourse debt in our unaudited condensed consolidated financial statements for further discussion. Additionally, following the spin-off date we no longer receive transfers from Hilton.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2017:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(1)	$650	$35	$69	$206	$340
Non-recourse debt(1)	652	147	348	100	57
Purchase commitments	208	3	196	9	—
Total contractual obligations	$1,510	$185	$613	$315	$397

(1)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 1.23 percent as of September 30, 2017.

As of September 30, 2017, our contractual obligations relating to our operating leases have not materially changed from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of September 30, 2017 consisted of $208 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under the Hilton Grand Vacations brand. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 15: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Subsequent Events

On October 13, 2017, we acquired an 83-unit, ski-in mountain lodge in Park City, Utah, known as “The Sunrise Lodge, a Hilton Grand Vacations Club.”  Prior to the acquisition, HGV was providing marketing, sales and resort management services to the seller Sunrise Park City, LLC under a fee-for-service agreement.

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

We intend to securitize timeshare financing receivables in the asset-backed financing market periodically. We expect to secure fixed rate funding to match our fixed rate timeshare financing receivables. However, if we have floating rate debt in the future, we will monitor the interest rate risk and evaluate opportunities to mitigate such risk through the use of derivative instruments.

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

The following table sets forth the contractual maturities, weighted average interest rates and the total fair values as of September 30, 2017, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2017	2018	2019	2020	2021	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	11.901%	$19	$76	$75	$72	$67	$197	$506	$595
Fixed-rate unsecuritized timeshare financing receivables	12.272%	28	56	60	65	70	408	687	799
Liabilities:(3)
Fixed-rate debt	3.836%	30	134	99	120	32	374	789	817
Variable-rate debt(4)	3.103%	3	10	139	10	160	—	322	326

(1)	Weighted average interest rate as of September 30, 2017.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Variable-rate debt includes principal outstanding debt of $193 million and non-recourse debt of $129 million as of September 30, 2017. See Note 8: Debt & Non-recourse debt in our unaudited condensed consolidated financial statements for additional information.

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

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2017 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

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

We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs, of a timeshare property, partnership, joint venture or other entity. For example, we recently entered into the Joint Venture Agreement with BRE Ace Holdings, an affiliate of Blackstone, pursuant to which we acquired a non-managing 25 percent interest in BRE Ace LLC, which owns a 1,201-key timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations,” located in Las Vegas, Nevada (the “Elara Joint Venture.”) Consequently, with respect to any such third-party arrangements, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, and may, under certain circumstances, be exposed to risks not present if a third party were not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer may have full control over the partnership or joint venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners’ or co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or joint venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or joint venture. For example, our joint venture partner in the Elara Joint Venture generally has exclusive authority to manage the business and affairs of the Elara Joint Venture, and has the discretion to call for additional capital contributions at any time. In addition, it has certain rights to transfer or sell some or all of its interests in the Elara Joint Venture and/or the Property without our consent or, in certain situations, require us to sell our interests at the same time, while we are not permitted to sell or transfer our interest without their consent. Any or all of these factors could adversely affect the value of our investment, our ability to exit, sell or dispose of our investment at times that are beneficial to us, or our financial commitment to maintaining our interest in the joint ventures.

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

A significant percentage of our revenue is derived from our fee-for-service agreements with respect to two properties that are owned by a third party, and any termination of such arrangements could have a materially adverse impact on our revenues and financial results.

We derived approximately 20 percent and 14 percent of our revenues for the quarter and nine months ended September 30, 2017, respectively, from fee-for-service fees with respect two of our properties that are owned single third party and for which we have entered into fee-for-service agreements. If these fee-for-service agreements are terminated by the property owner, if one or both properties are sold to another party without the continuation of such arrangement, or if there is any occurrence or existence of any adverse economic development, adverse acts of natural or manmade disasters, or any other conditions (as more fully described in our Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated from time to time) that negatively or disproportionately adversely affects either or both of these two properties, our revenues, our operating results and our financial performance could be materially adversely impacted.

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

10.1

Amended and Restate Limited Liability Company Agreement of BRE Ace LLC, a Delaware limited liability company, dated as of July 18, 2017 (incorporated by reference to Exhibit 10.1 to Hilton Grand Vacation Inc.’s Current Report on Form 8-K (File No. 001-37794) filed on July 21, 2017).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of November, 2017.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ James E. Mikolaichik
Name:	James E. Mikolaichik
Title:	Executive Vice President and Chief Financial Officer