Form 10-K
period 2017-12-31
Hilton Grand Vacations Inc.
filed 2018-03-01
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,471 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).

There were 99,251,898 shares of the registrant’s Common Stock outstanding as of February 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2018 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

HILTON GRAND VACATIONS INC.

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2017

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on management’s beliefs, expectations and assumptions and information currently available to management, and are subject to risks and uncertainties.  Actual results could differ materially because of factors such as: inherent business, financial and operating risks of the timeshare industry; adverse economic or market conditions that may affect the purchasing and vacationing decisions of consumers or otherwise harm our business; intense competition in the timeshare industry, which could lead to lower revenue or operating margins; the termination of material fee-for-service agreements with third parties; the ability of the Company to manage risks associated with our international activities, including complying with laws and regulations affecting our international operations; exposure to increased economic and operational uncertainties from expanding global operations, including the effects of foreign currency exchange; potential liability under anti-corruption and other laws resulting from our global operations; changes in tax rates and exposure to additional tax liabilities; the impact of future changes in legislation, regulations or accounting pronouncements; acquisitions, joint ventures, and strategic alliances that that may not result in expected benefits and that may have an adverse effect on our business; our dependence on development activities to secure inventory; cyber-attacks and security vulnerabilities that could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position; disclosure of personal data that could cause liability and harm to our reputation; abuse of our advertising or social platforms that may harm our reputation or user engagement; outages, data losses, and disruptions of our online services; claims against us that may result in adverse outcomes in legal disputes; risks associated with our debt agreements and instruments, including variable interest rates, operating and financial restrictions, and our ability to service our indebtedness; the continued service and availability of key executives and employees; and catastrophic events or geo-political conditions that may disrupt our business. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “outlook,” “believe,” “expect,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “projects,” predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these  words or other comparable words.

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

Terms Used in this Annual Report on Form 10-K

Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Hilton Grand Vacations,” “HGV,” “the Company,” “we,” “us” and “our” refer to Hilton Grand Vacations Inc., together with its consolidated subsidiaries. Except where the context requires otherwise, references to our “properties” and “units” refer to the timeshare properties managed and owned. Of these resorts and units, a portion is directly owned by us or joint ventures in which we have an interest and the remaining resorts and units are owned by our third-party owners.

Reference to “Adjusted EBITDA” means earnings before interest expense (excluding interest expense on non-recourse debt), taxes and depreciation and amortization or “EBITDA,” further adjusted to exclude certain items. Refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics Used by Management” for further discussion of these financial metrics.

Item 1.	Business

Our History

Our history dates to 1992 with the joint venture between Hilton Worldwide Holdings Inc. (“Hilton”) and with Grand Vacations, Limited. In 1996, Hilton Grand Vacations became a wholly owned subsidiary of Hilton. During the ensuing years, we expanded our operations and established a track record of innovation in our industry. Unlike the broader timeshare industry, which experienced a contraction in 2008 and 2009 as a result of the overall economic recession, we were able to grow contract sales during the industry downturn and have continued to deliver contract sales growth in each period since, driven by our continued focus on marketing and sales activities, our strong development margins, large-market distribution model, synergies with Hilton, commitment to new owner transactions and lean organizational structure.

Our Business

We are a rapidly growing timeshare company that markets and sells vacation ownership intervals (“VOIs”), manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of December 31, 2017, we have 48 resorts, representing 8,102 units, are located in iconic vacation destinations such as the Hawaiian Islands, New York City, Orlando and Las Vegas, and feature spacious, condominium-style accommodations with superior amenities and quality service. As of December 31, 2017, we have approximately 288,000 Hilton Grand Vacations Club (the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 14 industry-leading brands across more than 5,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

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

Recent Events

On October 13, 2017, we acquired the remaining unsold inventory at an 83-unit, ski-in mountain lodge in Park City, Utah, known as “The Sunrise Lodge, a Hilton Grand Vacations Club.” Prior to the acquisition, we were providing marketing, sales and resort management services to the seller, Sunrise Park City, LLC, under a fee-for-service agreement.

On November 13, 2017, we entered into an agreement with Mori Trust to construct a new mixed-used development on Sesokojima Island, Okinawa in Japan, which will be our first timeshare project in Japan. The new-build development, to be constructed by Mori Trust, will comprise a 132-unit timeshare resort that will be owned and managed by us, as well as a 300-room hotel that will be owned by Mori Trust and managed by Hilton. The hotel component is set to open in 2020, and the timeshare resort is expected to commence operations in 2021. Subject to the satisfaction of certain conditions and project milestones, we expect to make an aggregate investment of up to approximately $187 million in phases over four years commencing in 2021.

Our Reportable Segments

We operate our business across two segments: (1) real estate sales and financing; and (2) resort operations and club management. For more information regarding our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19: Business Segments in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

•

Financing—We provide consumer financing, which includes interest income generated from the origination of consumer loans to members to finance their purchase of VOIs owned by us. We also generate fee revenue from servicing the loans provided by third-party developers to purchasers of their VOIs. See “—Financing Activities” below for information regarding our consumer financing activities.

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

Other than the United States, there were no countries that individually represented more than 10 percent of total revenues for the year ended December 31, 2017.

Our Products

Our primary products are fee-simple VOIs deeded in perpetuity, developed or acquired by us or by third parties. This ownership interest is an interest in real estate equivalent to annual usage rights, generally for one week, at the timeshare property where the VOI is purchased. Each Club property provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities. Most resorts feature studio to three-bedroom condominium-style accommodations and amenities such as full kitchens, in-unit washers and dryers, spas and kids’ clubs. Our timeshare properties are relatively concentrated in significant tourist markets, including Florida, Hawaii, Nevada, New York, Washington D.C. and South Carolina.

In addition, VOI purchasers are enrolled in our flexible, points-based Hilton Grand Vacations Club exchange program. This gives a member an annual allotment of Club points based on the value of the owned interest. Club points can be used for a priority reservation period at the home resort where a member’s VOI is deeded, and exchanged for a variety of vacation options, including stays at any Hilton Grand Vacations resort, conversion to

Hilton Honors® points for stays at the more than 5,000 Hilton-branded hotels and resorts, reservations for experiential travel such as cruises and guided tours, and stays at more than 4,300 resorts included in the RCI vacation exchange network. Our members also have the flexibility to choose when they will take advantage of their annual usage rights and have the option to split their time over the year. All members pay activation fees, annual dues and certain transaction fees depending on their exchange of Club points.

Inventory and Development Activities

We secure VOI inventory by developing or acquiring resorts in strategic markets, building additional phases at our existing resorts, re-acquiring inventory in the open market and sourcing inventory from third-party developers through fee-for-service and just-in-time transactions.

Our development activities involving the acquisition of real estate are followed by construction or renovation to create individual vacation ownership units. The development and construction of the units require a large upfront investment of capital and can take several years to complete in the case of a ground-up project. This investment cannot be recovered until the individual VOIs are sold to purchasers which can take several years. Traditionally, timeshare operators have funded 100 percent of the investment necessary to acquire land and construct timeshare properties.

We source VOIs through fee-for-service agreements with third-party developers. These agreements enable us to generate fees from the marketing and sale of Hilton-branded VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund up-front acquisition and construction costs or incur unsold inventory maintenance costs. The capital investment we make in connection with these projects is typically limited to the cost of constructing our on-site sales centers. In just-in-time transactions, we acquire and sell inventory in transactions that are designed to closely correlate the timing of our acquisition of inventory with our sale of that inventory to purchasers. We refer to fee-for-service transactions and just-in-time sales as “capital-efficient transactions.” Over time, these capital-efficient transactions have evolved from sourcing inventory from distressed properties to sourcing from new construction projects. For the year ended December 31, 2017, sales from fee-for-service, just-in-time and developed inventory sources were 54 percent, 20 percent and 26 percent, respectively, of contract sales. Based on our 2017 sales pace, we have access to approximately five years of future inventory, with capital efficient arrangements representing approximately 89 percent of that supply. Our fee-for-service sales generally improve returns on invested capital and liquidity, while sales of owned inventory typically result in a greater contribution to the profitability of our real estate sales and financing segment. To maximize both returns on invested capital and earnings growth, we plan to sell a balanced mix of fee-for-service and owned inventory.

Owners can generally offer their VOIs for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. Given the structure of our products, owners who purchase VOIs on the secondary market will also become Club members and will be responsible for paying annual Club fees, annual maintenance fees, property taxes and any assessments that are levied by the relevant HOA. While we do not have an obligation to repurchase intervals previously sold, most of our VOIs provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal in certain cases.

Marketing and Sales Activities

Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton and are frequent leisure travelers.

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

We offer a wide array of financing options to members purchasing our VOIs. Our loans are collateralized by the underlying VOIs and are generally structured as ten-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 9 percent to 18 percent per annum. In 2017, 65 percent of our sales were to customers who financed part of their purchase. The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. Prepayment is permitted without penalty. As of December 31, 2017, the average loan outstanding was approximately $21 thousand with a weighted average interest rate of 12.2 percent.

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

Timeshare Financing Receivables Origination

In underwriting each loan, we obtain a credit application and review the application for completeness. We require a minimum down payment of 10 percent of the purchase price on all sales of VOIs. For U.S. and Canadian purchasers seeking financing, which represented 86 percent of the individuals we provided financing to over the last three years, we apply the credit evaluation score methodology developed by the Fair Isaac Corporation (“FICO”) to credit files compiled and maintained by Experian and Equifax. Higher credit scores equate to lower credit risk and lower credit scores equate to higher credit risk. Over the last three years, the weighted average FICO score for new loans to U.S. and Canadian borrowers at the time of origination was 742 (out of a maximum potential score of 850). For non-North American purchasers seeking financing, consisting principally of purchasers in Japan, we generally observe that these borrowers have experienced default rates comparable to U.S. and Canadian borrowers within the 725 to 774 FICO score band.

Our underwriting standards are influenced by the changing economic and financial market conditions. We have the ability to modify our down payment requirements and credit thresholds in the face of stronger or weaker market conditions. Our underwriting standards have resulted in a strong, well-seasoned consumer loan portfolio. As of December 31, 2017, our portfolio had a balance of approximately $1.2 billion with over 57,000 loans and exhibited the following characteristics:

Weighted Average Original Length of Loan: 9.9 years

Weighted Average Remaining Length of Loan: 7.7 years

Over 30 days past due not in default: 2.1%

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

To fund resort operations, owners are assessed an annual maintenance fee, which includes our management fee. In 2017, HOAs collected approximately $359 million in maintenance fees, including our applicable management fees. Because these funds are collected early in the year, we have substantial visibility and reliability of collection. These fees represent each owner’s allocable share of the management fee and the costs of operating and maintaining the resorts, which generally includes personnel, property taxes, insurance, a capital asset reserve to fund refurbishment and other related costs. If a VOI owner defaults on payment of its maintenance fees and there is no lien against the mortgage note, the HOA has the right to recover the defaulting owner’s VOI. As a service to HOAs at our owned resorts, subject to our inventory needs, we have the ability to reduce the bad debt expense at the HOAs by assuming the defaulted owner’s obligations in exchange for an agreed purchase price. We are then able to resell those VOIs through our normal distribution channels.

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

Club Management

We also manage and operate the points-based Hilton Grand Vacations Club and Hilton Club exchange programs, which provided exclusive exchange, leisure travel and reservation services to approximately 288,000 members as of December 31, 2017. When an owner purchases a VOI, he or she is enrolled in the Club and allotted a number of points that represent his or her ownership interest and allow the member to exchange his or her annual usage rights for a number of vacation and travel options available through the club. The Hilton Club operates at the Hilton New York and the The District for its VOI owners, who also enjoy exchange benefits with the Hilton Grand Vacations Club. In addition to an annual membership fee, club members pay incremental fees depending on the type of exchange they choose within the club system.

Rental of Available Inventory

We rent unsold owned and fee-for-service VOI inventory and inventory made available due to ownership exchanges through our Club programs. By using our website, Hilton’s websites and other direct booking channels to rent available inventory, we are able to reach potential new members that may already have an affinity for and loyalty to the Hilton brands and introduce them to our products. Inventory rentals allow us to utilize otherwise unoccupied inventory to generate additional revenues and provision of ancillary services. We earn a fee from rentals of third-party inventory.

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

In addition, our timeshare business competes with other entities engaged in the leisure and vacation industry, including resorts, hotels, cruises and other accommodation alternatives, such as condominium and single-family home rentals. We also compete with home and apartment sharing services that operate websites that market available privately owned residential properties that can be rented on a nightly, weekly or monthly basis. In certain markets, we compete with established independent timeshare operators, and it is possible that other potential competitors may develop properties near our current resort locations. In addition, we face competition from other timeshare management companies in the management of resorts on behalf of owners on the basis of quality, cost, types of services offered and relationship.

Recent and potential future consolidation in the highly fragmented timeshare industry may increase competition. For example, Interval Leisure Group, Inc., which operates the Interval International exchange program, acquired Hyatt Residence Club in October 2014 and in May 2016 acquired the timeshare operations of Starwood Hotels & Resorts Worldwide, Inc. (which includes the use of Westin and Sheraton brands for timeshare purposes), known as Vistana Signature Experiences, Inc. Diamond Resorts International, Inc. completed the acquisition of the timeshare business of Gold Key Resorts in October 2015 and completed the acquisition of the timeshare business of Intrawest Resort Club Group in January 2016. Consolidation may create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies.

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

Intellectual Property

In connection with the spin-off, we entered into a license agreement with Hilton which grants us the right to use certain Hilton-branded trademarks, trade names and related intellectual property in our business for the term of the agreement. The license agreement provides us with, among other things, the exclusive license to design, build, manage and maintain existing and future timeshare resorts under the Hilton Grand Vacations brand throughout the world, subject to Hilton’s consent in certain circumstances. See “Key Agreements Related to the Spin-Off—License Agreement” for more information. In the competitive industry in which we operate, trademarks, service marks, trade names and logos are very important to the marketing and sales of our products. We believe that the licensed marks and related intellectual property have come to represent the highest standards of quality, service and value to our members, guests, employees and those with whom we have business relationships. We have applied and will continue to apply to register our trademarks in markets in which we conduct business. We will enforce our rights against the unauthorized use of our intellectual property by third parties and otherwise protect our intellectual property through strategies and in jurisdictions we deem appropriate.

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

Real Estate Development Regulation

Our real estate development activities are regulated under a number of different timeshare, condominium and land sales disclosure statutes in many jurisdictions. We are generally subject to laws and regulations typically applicable to real estate development, subdivision and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance and taxation. In the United States, these include the Fair Housing Act and the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder, which we refer to collectively as (the “ADA”). In addition, we are subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.

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

Employees

For more than 20 years, we have served guests on a global scale, with varied backgrounds and lifestyles, and developed personnel strategies designed to encourage effort, reward results, honor the best, celebrate careers and cultivate an inclusive work environment, including a Diversity and Inclusion Council and Team Member Resource Groups. Our talent management strategy includes ensuring that our employees feel motivated, valued and appreciated for their contributions with authentic recognition programs such as Catch Me at My Best, Daily Dividends, Team Member Appreciation Week and International Housekeeping Week, and 25 Grand, our 25th Anniversary celebration, which runs all year. Our ongoing training and development opportunities give our employees access to more than 3,000 learning programs, delivered in a variety of media to fit unique learning styles and schedules within the nonstop nature of our business. As of December 31, 2017, more than 8,000 people were employed at our timeshare and corporate locations around the world.

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

As of December 31, 2017, less than 10 percent of our employees were covered by various collective bargaining agreements generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

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

On January 3, 2017, the spin-offs were completed, and we became a separate publicly-traded company. In connection with the completion of the spin-off, we entered into agreements with Hilton and other third parties, including licenses to use the Hilton brand, which did not exist historically. For more information regarding these agreements, see “—Key Agreements Related to the Spin-Off.”

In connection with the spin-off, we entered into a registration rights agreement with Blackstone (which became effective upon the consummation of the spin-off) and a stockholders agreement with Blackstone which is substantially the same as Blackstone’s stockholders agreement with Hilton.

On October 24, 2016, Hilton, The Blackstone Group L.P. and its affiliates (“Blackstone”) and HNA Tourism Group Co., Ltd. (“HNA”) announced that affiliates of Blackstone agreed to sell to HNA 24,750,000 shares of common stock of Hilton, representing approximately 25 percent of the outstanding shares of common stock of Hilton, pursuant to a stock purchase agreement between HNA and Blackstone (the “Sale”). The Sale closed on March 15, 2017. The Sale included 25 percent of the shares of our common stock and Park’s common stock, which were received by Blackstone in the spin-off.

In connection with the Sale, we entered into a stockholders agreement and a registration rights agreement with HNA, which became effective upon the closing of the Sale. See “—Agreements with Blackstone and HNA—HNA Stockholders Agreement,” “—Blackstone Stockholders Agreement” and “—Registration Rights Agreements” for more detailed descriptions of these agreements.

Transactions with Blackstone Subsequent to Spin-off

On May 25, 2017, Blackstone filed a Registration Statement on Form S-1 and registered all of our common stock held by them.  On June 14, 2017, Blackstone entered into an underwriting agreement with J.P. Morgan Securities LLC pursuant to which J.P. Morgan Securities LLC agreed to purchase from Blackstone 9,650,000 shares of our common stock at a price of $35.40 per share.  The sale was completed on June 20, 2017.  Subsequently, on September 25, 2017, Blackstone completed the sale of substantially all of the remaining shares of our common stock held by them to several institutional investors.  We did not receive any proceeds from either of these sales.  As a result of these sales, Blackstone holds only a nominal number of shares of our common stock.

In July 2017, we entered into an agreement with BRE Ace Holdings LLC, a Delaware limited liability company and an affiliate of Blackstone, and formed BRE Ace LLC. Pursuant to the agreement, we contributed $40 million in cash for a 25 percent interest in BRE Ace LLC, which owns a 1,201-key timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations,” located in Las Vegas, Nevada.

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

As of January 3, 2017 when the spin-off was completed, we and Hilton now operate independently, and neither has any ownership interest in the other.  To govern certain ongoing relationships between us and Hilton and to provide mechanisms for an orderly transition, we, Hilton and Park entered into agreements pursuant to which certain services and rights are provided for following the spin-off, and we, Hilton and Park will indemnify each other against certain liabilities arising from our respective businesses.  We also entered into stockholders agreements and registration rights agreements with Blackstone and HNA.  The following is a summary of the terms of the material agreements we have entered into with Hilton, Park, Blackstone and HNA.

The following summaries do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, which is incorporated by reference into this Annual Report on Form 10-K as Exhibits 2.1, 10.1, 10.2, 10.3, 10.6, 10.7, 10.25, 10.26, 10.27, 10.28 and 10.29.

Distribution Agreement

We entered into a Distribution Agreement with Hilton and Park prior to the distribution of our shares of common stock to Hilton stockholders (the “Distribution Agreement”).  The Distribution Agreement sets forth our agreements with Hilton and Park regarding the principal actions taken in connection with our spin-off from Hilton.  It also sets forth other agreements that govern certain aspects of our relationship with Hilton and Park following the spin-off.

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

In general, neither we, Park nor Hilton made any representations or warranties regarding any assets or liabilities transferred or assumed, any consents or approvals that may have been required in connection with such transfers or assumptions, the value or freedom from any lien or other security interest of any assets transferred, the absence of any defenses relating to any claim of either party or the legal sufficiency of any conveyance documents, or any other matters.  Except as expressly set forth in the Distribution Agreement or any ancillary agreement, all assets were transferred on an “as is,” “where is” basis.

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

The amount of each party’s indemnification obligations is subject to reduction by any insurance proceeds received by the party being indemnified and by any proceeds received from a third party for indemnification for such liability.  The Distribution Agreement also specifies procedures with respect to claims subject to indemnification and related matters.  Indemnification with respect to taxes is governed solely by the Tax Matters Agreement.

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

License Agreement

Under our license arrangement with Hilton prior to the spin-off, we licensed the Hilton Grand Vacations brand and paid Hilton an annual fee based on a percentage of revenue for rights to operate under this brand.  For the year ended December 31, 2017, we incurred license fee expense of $87 million.  Under our Honors® program arrangement with Hilton prior to the spin-off, we purchased Hilton Honors® points from Hilton based on an estimated cost per point for the costs of future club exchanges.  For the year ended December 31, 2017, we paid Hilton $59 million, respectively for Hilton Honors® points.

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

We are required to operate the Licensed Business in strict compliance with all of Hilton’s standards and guidelines and all applicable laws.  We are responsible for obtaining and maintaining all necessary approvals, permits and licenses required and paying all taxes related to the Licensed Business.  We may subcontract or delegate property-level, non-management functions, including housekeeping, security and maintenance, as long as we comply with Hilton’s standards and guidelines.  Hilton has the right to enter our vacation ownership properties at any time without notice and additional permission from us in order to verify that we are complying with the license agreement and Hilton’s standards and guidelines.

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

We have entered into an agreement with Hilton that governs the transfer of calls from Hilton to us.  Under this agreement, Hilton is required to use its reasonable best efforts to transfer calls to us at a level consistent with past practice prior to the spin-off for the first ten years.  Hilton is required to provide the call transfer services at cost for the first 30 years and at market rates thereafter.  We have entered into other agreements that govern other services that Hilton is required to provide us.

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

Hilton has registered certain of the Hilton Marks for vacation ownership services in jurisdictions in which we currently operate vacation ownership resorts and residential projects under the Hilton Marks.  However, Hilton does not have affirmative trademark rights in the Hilton Marks in relation to every aspect of our business in every country around the world, and we, therefore, may not be able to use one or more of the Hilton Marks to expand various aspects of our business into one or more new countries.  If we want to use a Hilton Mark in a country where it is not registered, we will have to seek Hilton’s consent, which may not be withheld if the new trademark would not reasonably be expected to harm or jeopardize the value, validity, reputation or goodwill of the Hilton Marks or subject Hilton to any risk of legal liability.

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

Employee Matters Agreement

We have entered into an Employee Matters Agreement with Hilton and Park that governs the respective rights, responsibilities and obligations of Hilton, Park and us after the spin-off with respect to transferred employees, defined benefit pension plans, defined contribution plans, non-qualified retirement plans, employee health and welfare benefit plans, incentive plans, equity-based awards, collective bargaining agreements and other employment, compensation and benefits-related matters (the “Employee Matters Agreement”).  The Employee Matters Agreement provides for, among other things, the allocation and treatment of assets and liabilities arising out of incentive plans, retirement plans and employee health and welfare benefit plans in which our and Park’s employees participated prior to the spin-off, and continued participation by our and Park’s employees in certain of Hilton’s compensation and benefit plans for a specified period of time following the spin-off.  Generally, other than with respect to certain specified compensation and benefit plans and liabilities, we and Park have assumed or retained sponsorship of, and the liabilities relating to, compensation and benefit plans and employee-related liabilities relating to its respective current and former employees.  The Employee Matters Agreement also provides that then outstanding Hilton equity-based awards were equitably adjusted or converted into HGV or Park awards, as applicable, in connection with the spin-off.  After the spin-off, our and Park’s employees no longer actively participate in Hilton’s benefit plans or programs (other than specified compensation and benefit plans), and we and Park have each established or will establish plans or programs for our and Park’s employees, respectively, as described in the Employee Matters Agreement.  We and Park also have established or will establish or maintain plans and programs outside of the United States as may be required under applicable law or pursuant to the Employee Matters Agreement.

Tax Matters Agreement

We have entered into a Tax Matters Agreement with Hilton and Park that govern the respective rights, responsibilities and obligations of Hilton, Park and us after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S.  federal, state, local and foreign income taxes, other tax matters and related tax returns.  Although binding between the parties, the Tax Matters Agreement is not binding on the Internal Revenue Service (“IRS”).  We and Park each will continue to have several liabilities with Hilton to the IRS for the consolidated U.S. federal income taxes of the Hilton consolidated group relating to the taxable periods in which we and Park were part of that group.  The Tax Matters Agreement specifies the portion, if any, of this tax liability for which we and Park will bear responsibility, and each party has agreed to indemnify the other two parties against any amounts for which they are not responsible.  The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off is not tax-free.  In general, under the Tax Matters Agreement, each party is responsible for any taxes imposed on Hilton that arise from the failure of the spin-off and certain related transactions to qualify as a tax-free transaction for U.S.  federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, as applicable, and certain other relevant provisions of the Code, to the extent that the failure to qualify is attributable to actions taken by such party (or with respect to such party’s stock).  The parties share responsibility, in accordance with sharing percentages of 65 percent for Hilton, 26 percent for Park, and nine percent for us, for any such taxes imposed on Hilton that are not attributable to actions taken by a party.

The Tax Matters Agreement also provides for certain covenants that may restrict our ability to issue equity and pursue strategic or other transactions that otherwise could maximize the value of our business, including, for two years after the spin-off:

•	engaging in any transaction involving the acquisition of shares of our stock or in certain issuances of shares of our stock;
•	merging or consolidating with any other person or dissolving or liquidating in whole or in part;
•	selling or otherwise disposing of, or allowing the sale or other disposition of, more than 35 percent of our consolidated gross or net assets; or
•	repurchasing our shares, except in certain circumstances.

These restrictions are generally inapplicable in the event that the IRS has granted a favorable ruling to us, Hilton or Park or in the event that we, Hilton or Park have received an opinion from a tax advisor, in either case to the effect that it can take such actions without adversely affecting the tax-free status of the spin-off and related transactions.

Transition Services Agreement

We have entered into a Transition Services Agreement with Hilton and Park under which Hilton or one of its affiliates provides us and Park with certain services for a limited time to help ensure an orderly transition following the spin-off (the “Transition Services Agreement”).

The services that Hilton has agreed to provide to us and Park under the Transition Services Agreement include certain finance, information technology, human resources and compensation, facilities, legal and compliance and other services.  We and Park have agreed to pay Hilton for any such services utilized at agreed amounts as set forth in the Transition Services Agreement.  In addition, for a specified term, we or Park and Hilton may mutually agree on additional services that were provided by Hilton prior to the completion of the spin-off at pricing based on market rates that are reasonably agreed to by the parties.

Agreements with Blackstone and HNA

HNA Stockholders Agreement

In connection with the Sale, we entered into a stockholders agreement with HNA (and with HNA Group Co., Ltd. for purposes of the standstill provision only) that became effective upon the closing of the Sale.

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

Following the consummation of the Sale, we increased the size of our board of directors to ten members. Two members of our board of directors, Yasheng Huang and Kenneth Tai Lun Wong, were designated by HNA pursuant to the stockholders agreement.

The HNA stockholders agreement generally requires HNA to vote all of its shares in excess of 15 percent of our total outstanding shares in the same proportion as the shares owned by other stockholders are voted on all matters, except as follows: (i) in uncontested elections of directors, HNA is required to vote all of its shares either in favor of the board’s nominees or all of its shares in the same proportion as the shares owned by other stockholders are voted; (ii) in contested elections of directors, HNA is required to vote all of its shares in the same proportion as the shares owned by other stockholders are voted; (iii) for two years after the closing of the sale, in third-party acquisitions of our company in which both (x) shares of our common stock are exchanged for or are converted into the right to receive (A) solely cash or (B) a mixture of cash and stock of a person other than an HNA entity in which the value of the cash portion of the aggregate consideration is 60 percent or more of the value of the aggregate consideration and (y) the value of the consideration to be received per share of common stock is less than or equal to a reference price per share of our common stock calculated in accordance with the HNA stockholders agreement,

HNA may vote all of its shares as it chooses; (iv) for any acquisition of our company other than an acquisition described in (iii) above or an acquisition by HNA, HNA will vote all of its shares in excess of 15 percent of our total outstanding shares in proportion to the manner in which non-HNA holders vote their shares; and (v) in the case of any charter or bylaw amendment which adversely affects HNA disproportionally as compared to other stockholders, an issuance of more than 20 percent of our outstanding shares (other than for an acquisition) at a below-market price, or an acquisition of our company by HNA, HNA may vote all of its shares as it chooses. In a third-party tender offer, HNA will be required to tender its shares in excess of 15 percent of our total outstanding shares in the same proportion as shares held by non-HNA holders are tendered.

For two years after the closing of the Sale, the HNA stockholders agreement requires HNA to not transfer any shares of our common stock that it owns unless: (i) such transfer is approved in advance by a majority of the disinterested members of the board of directors or a duly-authorized committee thereof; (ii) such transfer is to an HNA affiliate, provided that such HNA affiliate agrees to be bound by the terms of the HNA stockholders agreement; such transfer is in connection with an acquisition approved by the board of directors; (iii) such transfer constitutes a tender into a tender or exchange offer commenced by us or any of our affiliates; or (iv) such transfer is in connection with a bona fide mortgage, encumbrance or pledge of capital stock to a financial institution in connection with a bona fide loan or debt transaction or enforcement thereunder. After two years, other than in an underwritten public offering, block trade or permitted transfer described above, HNA will not be permitted to transfer more than 4.9 percent of our total outstanding shares to any person or group, or any shares to certain of our competitors or, to the knowledge of HNA or its broker, a person or group who is a five percent stockholder or who would thereby become a five percent stockholder; in an underwritten public offering or a block trade, other than a permitted transfer described above, HNA will instruct the underwriter or broker not to transfer more than 4.9 percent of our total outstanding shares to any person or group or any shares to a five percent stockholder (unless the identity of the purchaser is not known to the underwriter or broker); and in a block trade, other than a permitted transfer described above, HNA will instruct its broker not to transfer shares to certain of our competitors (unless the identity of the purchaser is not known to HNA or its broker). In addition, if we propose to issue new equity securities for cash in an offering that is not an underwritten public offering or an offering pursuant to Rule 144A under the Securities Act, HNA will have a right of first refusal over its pro rata portion of such issuance, measured based on HNA’s ownership percentage (which shall be capped at 25 percent for purposes of the right of first refusal) in us at such time.

The HNA stockholders agreement requires HNA and its affiliates not to: (i) acquire, offer or agree to acquire, any beneficial interest in us, subject to certain exceptions; (ii) make any public announcement or public offer with respect to any merger, business combination or other similar transaction involving us (except when our board of directors recommends or approves such transaction); (iii) make or in any way participate in any “solicitation” of “proxies” to vote or seek to influence the voting of securities in a manner inconsistent with our board’s recommendation; (iv) seek election or removal of any director other than HNA designees or otherwise act, alone or in concert with others, to control or influence our company; (v) call a meeting of stockholders; (vi) participate in a “group” regarding our equity securities; (vii) act, alone or in concert with others, to seek to control or influence our management or policies; (viii) knowingly assist or encourage, or enter into any discussions or agreements with any third party, in connection with any of the foregoing; (ix) publicly disclose any intention, plan or arrangement inconsistent with the foregoing; provide any financing for a purchase of our equity securities or assets, subject to certain exceptions; or (x) take any actions that HNA knows or would reasonably be expected to know would require us to make a public announcement regarding the possibility of an acquisition. HNA will not be prohibited from: (a) transferring shares of our stock to HNA affiliates; (b) purchasing shares of our stock pursuant to its right of first refusal over its pro rata portion of newly issued equity securities; (c) making a non-public, confidential acquisition proposal to our board of directors; or (d) after a public announcement of a definitive agreement for the acquisition of our company by a third party, making a publicly announced alternative acquisition proposal for all of our outstanding shares, which, if a tender or exchange offer, must be on the same terms for all such shares and include a non-waivable condition that a majority of the shares held by non-HNA holders are tendered into such offer. To the extent HNA’s ownership percentage falls below 25 percent of our total outstanding shares (or a lower percentage that results from sales of shares by HNA) as a result of issuances by us, HNA may purchase our shares in the open market so as to maintain its ownership percentage at 25 percent (or such lower percentage that results from sales of shares by HNA).

Blackstone Stockholders Agreement

In connection with the spin-off, we entered into a stockholders agreement with Blackstone, pursuant to which Blackstone was entitled to designate a number of directors that varied depending on its level of ownership of our common stock. These provisions of the Blackstone stockholders’ agreement terminated as a result of the Sale and Blackstone’s other recent sales of substantially all of our common stock that it held. One member of our board of directors, Kenneth A. Caplan, was designated by Blackstone pursuant to the stockholders agreement prior to the sale by Blackstone of the shares of our common stock held by it.

Registration Rights Agreements

We previously entered into a registration rights agreement with Blackstone that became effective upon the completion of the spin-off. The Blackstone registration rights agreement provided Blackstone with customary “demand” and “piggyback” registration rights. The registration rights agreement also required us to pay certain expenses relating to such registrations and indemnify the registration rights holder against certain liabilities under the Securities Act. As a result of the sale during 2017 by Blackstone of substantially all of our common stock held by it, Blackstone holds only a nominal number of shares of our common stock.

In connection with the Sale, we also entered into a registration rights agreement with HNA that became effective upon the closing of the Sale. The HNA registration rights agreement provides that, beginning two years after the closing of the Sale, HNA will have customary “demand” and “piggyback” registration rights.

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

We are subject to various risks that could materially and adversely affect our business, financial condition, results of operations, liquidity and stock price.  You should carefully consider the risk factors discussed below, in addition to the other information in this Annual Report on Form 10-K. Further, other risks and uncertainties not presently known to management or that management currently deems less significant also may result in material and adverse effects on our business, financial condition, results of operations, liquidity and stock price.  The risks below also include forward-looking information; and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

Risks Related to Our Business and Industry

We are subject to the business, financial and operating risks inherent to the timeshare industry, any of which could reduce our revenues and limit opportunities for growth.

Our business is subject to a number of business, financial and operating risks inherent to the timeshare industry, including:

•	significant competition from other timeshare businesses and hospitality providers in the markets in which we operate;
•	market and/or consumer perception of timeshare companies and the industry in general;
•	changes in operating costs, including energy, food, employee compensation and benefits and insurance;
•	increases in costs due to inflation or otherwise, including increases in our operating costs, that may not be fully offset by price and fee increases in our business;
•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•	the costs and administrative burdens associated with complying with applicable laws and regulations;
•	significant increases in cost of health care coverage for employees and potential government regulation with respect to health care coverage;
•	shortages of labor or labor disruptions;
•	increases in the use of third-party and competitor internet services to book hotel reservations, secure short-term lodging accommodations and market vacation rental properties;
•	the availability and cost of capital necessary for us and third-party developers with whom we do business to fund investments, capital expenditures and service debt obligations;
•	our ability to securitize the receivables that we originate in connection with VOI sales;
•	delays in or cancellations of planned or future development or refurbishment projects;
•	the financial condition of third-party developers with whom we do business;
•	relationships with third-party developers, our Club members and HOAs;
•	changes in desirability of geographic regions of our resorts and affiliated resorts, geographic concentration of our operations and shortages of desirable locations for development;
•	legal, business or regulatory issues unique to particular geographic locations that could increase the cost of or result in delays in entering into or expanding in those locations;
•	changes in the supply and demand for our products and services;
•	private resales of VOIs and the sale of VOIs in the secondary market; and
•	unlawful or deceptive third-party VOI resale or vacation package sales schemes.

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

Following the spin-off, Hilton retained ownership of the Hilton-branded trademarks, tradenames and certain related intellectual property used in the operation of our business. We entered into a license agreement with Hilton granting us the right to use the Hilton-branded trademarks, trade names and related intellectual property in our business for the term of the agreement. If we breach our obligations under the license agreement, Hilton may be entitled to terminate the license agreement or terminate our rights to use the Hilton brands and other Hilton intellectual property at properties that do not meet applicable standards and policies, or to exercise other remedies.

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

Even if the license agreement remains in effect, the termination of our rights to use the Hilton-branded trademarks, trade names and related intellectual property at properties that fail to meet applicable standards and policies, or any deterioration of quality or reputation of the Hilton brands (even deterioration not leading to termination of our rights under the license agreement or not caused by us), could also harm our reputation and impair our ability to market and sell our products at the subject properties, which could materially harm our business.

In addition, if license agreement terms relating to the Hilton Honors® loyalty program terminate, we would not be able to offer Hilton Honors® points to our members and guests. This would adversely affect our ability to sell our products, offer the flexibility associated with our Club membership and sustain our collection performance on our timeshare financing receivables portfolio. See “Item 1. Business—Key Agreements Related to the Spin-Off—License Agreement.”

We will rely on Hilton to consent to our use of its trademarks at new properties we manage in the future.

Under the terms of our license agreement with Hilton, we are required to obtain Hilton’s consent to use its trademarks in circumstances specified in the license agreement. Hilton may reject a proposed project in certain circumstances. Any requirements to obtain Hilton’s consent to our expansion plans, or the need to identify and secure alternative expansion opportunities because Hilton does not allow us to use its trademarks with proposed new projects, may delay implementation of our expansion plans, cause us to incur additional expense or reduce the financial viability of our projects. Further, if Hilton does not permit us to use its trademarks in connection with our expansion plans, our ability to expand our Hilton-branded timeshare business would cease and our ability to remain competitive may be materially adversely affected.

Our business depends on the quality and reputation of the Hilton brands and affiliation with the Hilton Honors® loyalty program.

Currently, all of our products and services are offered under the Hilton brand names and affiliated with the Hilton Honors® loyalty program, and we intend to continue to develop and offer products and services under the Hilton brands and affiliated with the Hilton Honors® loyalty program in the future. In addition, the license agreement contains significant prohibitions on our ability to own or operate properties that are not Hilton brand names. The concentration of our products and services under these brands and program may expose us to risks of brand or program deterioration, or reputational decline, that are greater than if our portfolio were more diverse. Furthermore, as we are not the owner of the Hilton brands or the Hilton Honors® loyalty program, changes to these brands and program or our access to them, including our ability to buy points to offer to our members and potential members, could negatively affect our business. Any failure by Hilton to protect the trademarks, tradenames and intellectual property that we license from it could reduce the value of the Hilton brands and also harm our business. If these brands or program deteriorate or materially change in an adverse manner, or the reputation of these brands or program declines, our market share, reputation, business, financial condition or results of operations could be materially adversely affected.

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
•

construction delays, zoning and other local, state or federal governmental approvals, particularly in new geographic areas with which we are unfamiliar, cost overruns, lender financial defaults, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions and oil spills, increasing overall project costs, affecting timing of project completion or resulting in project cancellations;

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

We also source inventory from third-party developers that are exposed to such risks, and the occurrence of any of these risks with respect to those third parties could have a material adverse effect on our access to the inventory sourced from these developers.

A decline in developed or acquired VOI inventory or our failure to enter into and maintain fee-for-service agreements may have an adverse effect on our business or results of operations.

In addition to VOI supply that we develop or acquire, we source VOIs through fee-for-service agreements with third-party developers. If we fail to develop timeshare properties, acquire inventory or are unsuccessful in entering into new agreements with third-party developers, we may experience a decline in VOI supply, which could result in a decrease in our revenues. Approximately 74 percent of our contract sales were from capital-efficient sources for the year ended December 31, 2017. As part of our strategy to optimize our sales mix of capital-efficient inventory, we will continue to acquire inventory and enter into additional fee-for-service agreements to source inventory. These arrangements may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into agreements are not able to fulfill their obligations to us, the inventory we expect to acquire or market and sell on their behalf may not be available on time or at all, or may not otherwise be within agreed-upon specifications, including the specifications that we must meet in order to use Hilton’s trademarks at such properties. If our counterparties do not perform as expected and we do not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, our ability to achieve sales goals may be adversely affected.

In addition, a decline in VOI supply could result in a decrease of financing revenues that are generated by VOI purchases and fee and rental revenues that are generated by our resort and Club management services.

A significant percentage of our revenue is derived from our fee-for-service agreements with respect to two properties that are owned by one third party, and any termination of such arrangements could have a materially adverse impact on our revenues and financial results.

We derived approximately 15 percent of our revenues for the fiscal year ended December 31, 2017 from fee-for-service fees with respect to two of our properties, which are owned by a single third party, and for which we have entered into fee-for-service agreements. If these fee-for-service agreements are terminated by the property owner, if one or both properties are sold to another party without the continuation of such arrangement, or if there is any occurrence or existence of any adverse economic development, adverse acts of natural or manmade disasters, or any other conditions that negatively or disproportionately adversely affects either or both of these two properties, our revenues, our operating results and our financial performance could be materially adversely impacted.

We operate in a highly competitive industry.

The timeshare industry is highly competitive. The Hilton brands we use compete with the timeshare brands affiliated with major hotel chains in national and international venues, and we compete generally with other vacation options such as cruises and the vacation rental options generally offered by the lodging and travel industry (e.g., hotels, resorts and condominium rentals).

We also compete with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for VOI owners to exchange into time at other timeshare properties, or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. A number of our competitors are significantly larger than we are, and have potentially greater access to capital resources and broader marketing, sales and distribution capabilities. We also compete with numerous other smaller owners and operators of timeshare resorts, as well as home and apartment sharing services that market available privately owned residential properties that can be rented on a nightly, weekly or monthly basis. In addition, we are in competition with national and independent timeshare resale companies and members reselling existing VOIs, which could reduce demand or prices for sales of new VOIs. We also compete with other timeshare management companies in the management of resorts on behalf of owners on the basis of quality, cost, types of services offered and relationship.

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

Existing members have offered, and are expected to continue to offer, their VOIs for sale on the secondary market. The sale of VOIs has been made easier by recent development of virtual marketplaces assisting members with the sale of their VOIs.  The prices at which these intervals are sold are typically less than the prices at which we would sell the intervals. As a result, these sales create additional pricing pressure on our sale of VOIs, which could cause our sales revenues and profits to decline. In addition, if the secondary market for VOIs becomes more organized or financing for such resales becomes more available, our ability to sell VOIs could be adversely affected and/or the resulting availability of VOIs (particularly where the VOIs are available for sale at lower prices than the prices at which we would sell them) could adversely affect our sales revenues. Further, unlawful or deceptive third-party VOI resale or vacation package sales schemes could damage the reputation of the industry, our reputation and brand value, or affect our ability to collect management fees, which may adversely affect our sales revenues and results of operations.

Development of a strong secondary market may also cause a decline in the volume of VOI inventory that we are able to repurchase, which could adversely affect our development margin, as we utilize this low-cost inventory source to supplement our inventory needs and help manage our cost of vacation ownership products.

Partnership or joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on partners’ or co-venturers’ financial condition, disputes between us and our partners or co-venturers and our obligation to guaranty certain obligations beyond the amount of our investments.

We have co-invested with third parties and we may in the future co-invest with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs, of a timeshare property, partnership, joint venture or other entity. For example, in July 2017, we entered into an agreement with BRE Ace Holdings, an affiliate of Blackstone, pursuant to which we contributed $40 million in cash for a 25 percent interest in BRE Ace LLC, which owns a 1,201-key timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations,” located in Las Vegas, Nevada (the “Elara Joint Venture”). Consequently, with respect to any such third-party arrangements, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, and may, under certain circumstances, be exposed to risks not present if a third party were not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. In addition, we may be forced to make contributions to maintain the value of the property. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer may have full control over the partnership or joint venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners’ or co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or joint venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or joint venture. For example, our joint venture partner in the Elara Joint Venture generally has exclusive authority to manage the business and affairs of the Elara Joint Venture, and has the discretion to call for additional capital contributions at any time. In addition, it has certain rights to transfer or sell some or all of its interests in the Elara Joint Venture and/or the property without our consent or, in certain situations, require us to sell our interests at the same time, while we are not permitted to sell or transfer our interest without their consent. Any or all of these factors could adversely affect the value of our investment, our ability to exit, sell or dispose of our investment at times that are beneficial to us, or our financial commitment to maintaining our interest in the joint ventures.

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

In recent years, telemarketing legislation has significantly increased the costs associated with telemarketing. We have implemented procedures that we believe will help reduce the possibility of violating such laws, however, such procedures may not be effective in ensuring regulatory compliance. In addition, because our relationship with Hilton has changed, it may be more difficult for us to utilize customer information we obtain from Hilton in the future for marketing purposes.

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

We may not be successful in maintaining compliance with all laws, regulations and policies to which we are currently subject, and such compliance is expensive and time consuming. We do not know whether existing requirements will change or whether compliance with future requirements, including regulatory requirements in new geographic areas into which we expand would require significant unanticipated expenditures that would affect our cash flow and results of operations. Failure to comply with current or future applicable laws, regulations and policies could have a material adverse effect on our business. For example, if we do not comply with applicable laws, regulations and policies, governmental authorities in the jurisdictions where the violations occurred may revoke or refuse to renew licenses or registrations necessary to operate our business. Failure to comply with applicable laws, regulations and policies could also render sales contracts for our products void or voidable, subject us to fines or other sanctions, and increase our exposure to litigation.

We may experience financial and operational risks in connection with acquisitions and other opportunistic business ventures.

We will consider strategic acquisitions to expand our inventory options and distribution capabilities; however, we may be unable to identify attractive acquisition candidates or complete transactions on favorable terms. Future acquisitions could result in potentially dilutive issuances of equity securities and/or the assumption of contingent liabilities. These acquisitions may also be structured in such a way that we will be assuming unknown or undisclosed liabilities or obligations. Moreover, we may be unable to efficiently integrate acquisitions, management attention and other resources may be diverted away from other potentially more profitable areas of our business and in some cases these acquisitions may turn out to be less compatible with our growth and operational strategy than originally anticipated. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

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

In addition, our ability to engage in acquisitions may be limited by restrictions on our ability to raise additional equity capital. See “Item 1. Business—Key Agreements Related to the Spin-Off—Tax Matters Agreement,” “Business—Agreements with Blackstone and HNA—Blackstone Stockholders Agreement,” and “Business—Agreements with Blackstone and HNA—HNA Stockholders Agreement.”

The expiration, termination or renegotiation of our management agreements could adversely affect our cash flows, revenues and profits.

We enter into management agreements with the HOAs for the timeshare resorts developed by us or by third parties with whom we have entered into fee-for-service agreements. Our management agreements generally provide for a cost-plus management fee equal to 10 percent to 15 percent of the costs to operate the applicable resort. We also receive revenues that represent reimbursement for the costs incurred to perform our services, principally related to personnel providing on-site services. The original term of our management agreements is typically governed by state timeshare laws, and ranges from three to five years, and many of these agreements renew automatically for one- to three-year periods, unless either party provides advance notice of termination before the expiration of the term. Although none of the management agreements relating to our developed or fee-for-service properties have been terminated or lapsed since our inception, any of these agreements may expire at the end of its then-current term (following notice by a party of non-renewal) or be terminated, or the contract terms may be renegotiated in a manner adverse to us. If a management agreement is terminated or not renewed on favorable terms, our cash flows, revenues and profits could be adversely affected.

Disagreements with VOI owners, HOAs and other third parties may result in litigation and/or loss of management contracts.

The nature of our responsibilities in managing timeshare properties may from time to time give rise to disagreements with VOI owners and HOAs. To develop and maintain positive relations with current and potential VOI owners and HOAs, we seek to resolve any disagreements, but may not always be able to do so. Failure to resolve such disagreements may result in litigation. Further, disagreements with HOAs could also result in the loss of management contracts, a significant loss of which could negatively affect our profits or limit our ability to operate our business, and our ongoing ability to generate sales from our existing member base may be adversely affected.

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

A significant number, approximately 83 percent, of the resorts we manage are concentrated in significant tourist markets including Florida, Hawaii, Nevada, New York, Washington D.C. and South Carolina and are, therefore, particularly susceptible to adverse economic developments in those areas. These economic developments include regional economic downturns, significant increases in the number of our competitors’ products in these markets, and potentially higher labor, real estate, tax or other costs in the geographic markets in which we are concentrated. In addition, the properties we manage are subject to the effects of adverse acts of natural or manmade disasters, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents. Depending on the severity of these disasters, the damage could require closure of all or substantially all of these properties in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. In addition, we cannot guarantee that the amount of insurance maintained for these properties from time to time would entirely cover damages caused by any such event.

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

As a result of this geographic concentration of properties, we face a greater risk of a negative effect on our revenues in the event these areas are more severely and more frequently affected by adverse economic and competitive conditions, extreme weather, manmade disasters or pandemic or contagious diseases.

Our current operations and future expansion outside of the United States make us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We currently offer timeshare properties located in the United States, the United Kingdom and Italy. We also market both our international properties and our U.S. properties in Europe and the Asia Pacific region, primarily in Japan and South Korea.  In addition, as part of our business strategy, we intend to continue the expansion of our operations in Japan, as well as explore further expansion opportunities in other countries located in the Asia Pacific region, Mexico and the Caribbean. Such activities may not be limited only to marketing efforts for existing international and U.S. properties in other countries, but also include acquiring, developing, managing, marketing, offering and/or financing timeshare properties in such countries.  Current and future international operations expose us to a number of additional challenges and risks that may not be inherent in operating solely in the U.S., including, for example, the following:

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

•	increases in anti-American sentiment and the identification of the Hilton brands as American brands;
•	recessionary trends or economic instability in international markets;
•	changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;
•	the effect of disruptions caused by severe weather, natural disasters, outbreaks of disease or other events that make travel to a particular region less attractive or more difficult;
•	the presence and acceptance of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws;
•	the imposition of restrictions on currency conversion or the transfer of funds;
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

These and other factors may materially adversely affect our business generally, future expansion plans, revenues from international operations, and costs and profits, as well as our financial condition, Moreover, our experience operating internationally is limited to certain markets. Expansion of our international operations into other countries and territories may result in greater inefficiencies in navigating the risks of operating internationally and could result in greater effects on our business than would be experienced by a company with greater international experience.

Further, because we market our U.S. properties and our international properties in Europe, instability of the Eurozone, including fears of sovereign debt defaults, and stagnant growth generally, and of certain Eurozone member states in particular, have resulted in concerns regarding the suitability of a shared currency for the region, which could lead to the reintroduction of individual currencies for member states. If this were to occur, certain of our Euro-denominated assets and liabilities would be re-denominated to such individual currencies, which could result in a mismatch in the values of assets and liabilities and expose us and certain of our investments to additional currency risks. Even if the Euro is maintained, continued concerns regarding the stability of the Eurozone, including potential consequences following Brexit, and the potential effects of government intervention intended to address it could materially adversely affect our business.

Similarly, we market our U.S. and international properties in Japan and we intend to continue the expansion of our operations in Japan. The Japanese economy has recently experienced periods of fiscal and economic volatility, and we may be unable to properly predict the effect of such volatility, including the actions that may be taken by the Japanese government, in a way that fully mitigates the impact of such volatility on our marketing activities and businesses in Japan.

Our insurance policies may not cover all potential losses.

We maintain insurance coverage for liability, property, business interruption and other risks with respect to business operations. While we have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary, market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. The cost of our insurance may increase and our coverage levels may decrease, which may affect our ability to maintain customary insurance coverage and deductibles at acceptable costs. There is a limit as well as various sub-limits on the amount of insurance proceeds we will receive in excess of applicable deductibles. If an insurable event occurs that affects more than one of our properties, the claims from each affected property may be considered together to determine whether the per occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached. If the limits or sub-limits are exceeded, each affected property may only receive a proportional share of the amount of insurance proceeds provided for under the policy. Further, certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, war, terrorist acts, such as biological or chemical terrorism, political risks, some environmental hazards and/or natural or manmade disasters, may be outside the general coverage limits of our policy, subject to large deductibles, deemed uninsurable or too cost-prohibitive to justify insuring against. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of the affected resort or in some cases may not provide a recovery for any part of a loss. As a result, we could lose some or all the capital we have invested in a property, as well as the anticipated future marketing, sales or revenue opportunities from the property. Further, we could remain obligated under guarantees or other financial obligations related to the property despite the loss of product inventory, and our members could be required to contribute toward deductibles to help cover losses.

Failure of HOA boards to levy sufficient fees, or the failure of members to pay those fees, could lead to inadequate funds to maintain or improve the properties we manage.

Owners of our VOIs and those we sell on behalf of third-party developers must pay maintenance fees levied by HOA boards, which include reserve amounts for capital replacements and refurbishments. These maintenance fees are used to maintain and refurbish the timeshare properties and to keep the properties in compliance with applicable Hilton standards and policies. If HOA boards do not levy sufficient maintenance fees, including capital reserves required by applicable law, or fail to manage their reserves appropriately, or if members do not pay their maintenance fees, the timeshare properties could fall into disrepair and fail to comply with applicable standards and policies, and/or state regulators could impose requirements, obligations and penalties. A decline in the quality or standards of the resorts we manage would negatively affect our ability to attract new members and maintain member satisfaction. In addition, if a resort fails to comply with applicable standards and policies because maintenance fees are not paid or otherwise, Hilton could terminate our rights under the license agreement to use its trademarks at the non-compliant resort, which could result in the loss of management fees, and could decrease member satisfaction and impair our ability to market and sell our products at the non-compliant locations.

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

Providing secured financing to some purchasers of VOIs subjects us to the risk of purchaser default. As of December 31, 2017, our consumer loan portfolio had a balance of approximately $1.2 billion and experienced default rates of 4.12 percent, 3.67 percent and 2.84 percent for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the VOI. We may be unable to resell the property in a timely manner or at a price sufficient to allow us to recover written-off loan balances, or at all. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, our revenues and profits could be reduced.

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

Our timeshare financing receivable securitization program could be adversely affected if any pool of timeshare financing receivables fails to meet certain performance ratios, which could occur if the default rate or other credit metrics of the underlying timeshare financing receivables deteriorate. In addition, if we offer timeshare financings to our customers with terms longer than those generally offered in the industry, we may not be able to securitize those timeshare financing receivables. Our ability to sell securities backed by our timeshare financing receivables depends on the continued ability and willingness of capital market participants to invest in such securities. Asset-backed securities issued in our timeshare financing receivable securitization program could be downgraded by credit agencies in the future. If a downgrade occurs, our ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and we could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available. Similarly, if other operators of vacation ownership products were to experience significant financial difficulties, or if the timeshare industry as a whole were to contract, we could experience difficulty in securing funding on acceptable terms. The occurrence of any of the foregoing would decrease our profitability and might require us to adjust our business operations, including by reducing or suspending our provision of financing to purchasers of VOIs. Sales of VOIs may decline if we reduce or suspend the provision of financing to purchasers, which may adversely affect our cash flows, revenues and profits.

A failure to keep pace with developments in technology could impair our operations, competitive position or reputation.

Our business model and competitive conditions in the timeshare industry demand the use of sophisticated technology and systems, including those used for our marketing, sales, reservation, inventory management and property management systems, and technologies we make available to our members and more generally to support our business. In particular, an increasing number of potential customers select products based on the providers’ technology and ease of interfacing with the provider. We must refine, update and/or replace these technologies and systems with more advanced systems on a regular basis. If we cannot do so as quickly as our competitors or within budgeted costs and time frames, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could harm our operating results.

In addition, the proliferation and global reach of social media continue to expand rapidly and could cause us to suffer reputational harm. The continuing evolution of social media presents new challenges and requires us to keep pace with new developments, technology and trends. Negative posts or comments about us, the properties we manage or the Hilton brands, on any social networking or user-generated review website, including travel and/or vacation property websites, could affect consumer opinions of us and our products; and we cannot guarantee that we will timely or adequately redress such instances.

Our increasing reliance on information technology and other systems subjects us to risks associated with cyber-security.  Cyber-attacks or our failure to maintain the integrity of internal or customer data could have a disruptive effect on our business and adversely affect our financial performance.

We rely heavily on computer, Internet-based and mobile information and communications systems operated by us or our service providers to collect, process, transmit and retain large volumes of customer data, including credit card numbers and other personally identifiable information, reservation information and mailing lists, as well as personally identifiable information of our employees.  There has been an increase in the number and sophistication of criminal cyber-security attacks against companies where customer and other sensitive information has been compromised. Our information systems and records, including those we maintain with our service providers, may be subject to such cyber-attacks, which include efforts to hack or breach security measures in order to obtain or misuse information, viruses, “ransomware” or other malware. In addition, increasingly complex systems and software are subject to failure, operator error or malfeasance, or inadvertent releases of data that may materially impact our information systems and records. For instance, security breaches could result in the dissemination of member and guest credit card information, which could lead to affected members and guests experiencing fraudulent charges.

The integrity and protection of customer and employee data is critical to us. We could make faulty decisions if that data is inaccurate or incomplete. Customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. A significant theft, loss, loss of access to, or fraudulent use of customer, employee, or company data could adversely impact our reputation, and could result in significant remedial and other expenses, fines, or litigation. Breaches in the security of our information systems or those of our service providers or other disruptions in data services could lead to an interruption in the operation of our systems or require us to consider changes to our customer data or payment systems, resulting in operational inefficiencies, additional expense and a loss of profits.

Our collection and use of customer information are governed by extensive and evolving privacy laws and regulations that are constantly evolving and may differ significantly depending on jurisdiction.  Compliance with these laws and regulations involves significant costs, which may increase in the future and which may negatively impact our ability to provide services to our customers, and a failure by us or our service providers to comply with privacy regulations may subject us to significant remedial and other expenses, fines, or litigation, as well as restrictions on our use or transfer of data. Our systems and the systems operated by our service providers may be unable to satisfy changing regulatory requirements and customer and employee expectations, or may require significant additional investments or time to do so.

The steps we take to deter and mitigate risks related to cyber-security may not provide the intended level of protection. In particular, it may be difficult to anticipate or immediately detect such incidents and the damage caused thereby. We may be required to expend significant additional resources in the future to modify and enhance our protective measures. Although we carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber-security risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches. In addition, the third party service providers on which we rely face cyber-security risks, some of which may be different than the risks we face, and we do not directly control any of such service providers’ information security operations, including the efforts that they may take to mitigate risks or the level of cyber/privacy liability insurance that they may carry.

Changes in privacy law could adversely affect our ability to market our products effectively.

We rely on a variety of direct marketing techniques, including telemarketing, email and social media marketing and postal mailings, and we are subject to various laws and regulations in the United States and internationally that govern marketing and advertising practices. Adoption of new state or federal laws regulating marketing and solicitation, or international data protection laws that govern these activities, or changes to existing laws, such as the Telemarketing Sales Rule, the Telephone Consumer Protection Act, and the CAN-SPAM Act of 2003, could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect the amount and timing of our VOI sales. We also obtain access to potential members and guests from travel service providers or other companies, including Hilton; and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists were prohibited or otherwise restricted, including access to Hilton Honors® loyalty program member information, our ability to access potential members and guests and introduce them to our products could be significantly impaired. Additionally, because our relationship with Hilton has changed, it may be more difficult for us to utilize customer information we obtain from Hilton in the future.

The growth of our business and the execution of our business strategies depend on the services of our management team and our employees.

We believe that our future growth depends, in part, on the continued services of our management team, and on our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in retaining and attracting management and other highly qualified personnel. The loss of any members of our management team could adversely affect our strategic, member and guest relationships and impede our ability to execute our business strategies.

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

Some stays at the properties we manage are booked through third-party internet travel intermediaries, such as expedia.com, orbitz.com and booking.com, as well as lesser-known and/or newly emerging online travel service providers. As the percentage of internet bookings increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize lodging, by increasing the importance of price and general indicators of quality (such as “three-star property”) at the expense of brand identification.

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

We are subject to the risks that generally relate to investments in and the development of real property. A variety of factors affect income from properties and real estate values, including laws and regulations, insurance, interest rate levels and the availability of financing. Our license agreement or other agreements with Hilton may require us to incur unexpected costs required to cause our properties to comply with applicable standards and policies. In recent years, our financial results have been positively impacted by a lower interest rate environment.  However, when interest rates increase the cost of acquiring, developing, expanding or renovating real property increases, and real property values may decrease as the number of potential buyers decrease. Similarly, as financing becomes less available, it becomes more difficult both to acquire and develop real property. Many costs of real estate investments, such as real estate taxes, insurance premiums, maintenance costs and certain operating costs, are generally more fixed than variable, and as a result are not reduced even when a property is not fully sold or occupied. If any of these risks were realized, they could have a material adverse effect on our results of operations or financial condition.

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

The availability of funds for new investments, primarily developing, acquiring or repurchasing VOI inventory, depends in part on liquidity factors and capital markets over which we can exert little, if any, control. Instability in the financial markets and any resulting contraction of available liquidity and leverage could constrain the capital markets for investments in timeshare products. In addition, we intend to access the securitization markets to securitize our timeshare financing receivables. Any future deterioration in the financial markets could preclude, limit, delay or increase the cost to us of future securitizations. We also require the issuance of surety bonds in connection with our real estate development and VOI sales activity. The availability, terms and conditions and pricing of our bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our business could be negatively affected. Instability in the financial markets could also affect the timing and volume of any securitizations we undertake, as well as the financial terms of such securitizations. Any indebtedness we incur, including indebtedness under these facilities, may adversely affect our ability to obtain any additional financing necessary to develop or acquire additional VOI inventory, to make other investments in our business, or to repurchase VOIs on the secondary market. Furthermore, volatility in the financial markets, due to tightening of underwriting standards by lenders and credit rating agencies, among other things, could result in less availability of credit and increased costs for what is available.  As a result, we may not be able to obtain financing on attractive terms or at all. If our overall cost of borrowing increases, the increased costs would likely reduce future cash flow available for distribution, affecting our growth and development plans.

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

The recent U.S. tax legislation enacted on December 22, 2017 represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits, the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances, that could significantly and adversely affect our U.S. federal income tax position. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

Tax laws and regulations are complex and subject to varying interpretations and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws (such as the recent U.S. tax legislation), rules or regulatory or judicial interpretations or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

In addition, we are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby and could materially and adversely affect our financial condition or results of operations.

Failure to comply with laws and regulations applicable to our international operations may increase costs, reduce profits, limit growth or subject us to broader liability.

Our business operations in countries outside the United States are subject to a number of laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”). The FCPA is intended to prohibit bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. Although we have policies in place designed to comply with applicable sanctions, rules and regulations, it is possible that the timeshare properties we own or manage in the countries and territories in which we operate may provide services to or receive funds from persons subject to sanctions. In addition, some of our operations may be subject to the laws and regulations of non-U.S. jurisdictions, including the U.K.’s Bribery Act of 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local anti-corruption laws in the countries and territories in which we conduct operations.

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

In August 2012, Congress enacted the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which expands the scope of U.S. sanctions against Iran and Syria. In particular, Section 219 of the ITRSHRA amended the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), to require SEC-reporting companies to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates. These companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation with respect to certain disclosed activities, to determine whether sanctions should be imposed.

Under ITRSHRA, we are required to report whether we or any of our “affiliates” knowingly engaged in certain specified activities during a period covered by one of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. We may engage in activities that would require disclosure pursuant to Section 219 of ITRSHRA. In addition, because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. Disclosure of such activities, even if such activities are permissible under applicable law, and any sanctions imposed on us or our affiliates as a result of these activities could harm our reputation and the Hilton brands we use and have a negative effect on our results of operations.

Risks Related to Our Indebtedness

Our substantial indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts, and could divert our cash flow from operations for debt payments.

As of December 31, 2017, our total indebtedness was approximately $1.1 billion. Our substantial debt and other contractual obligations could have important consequences, including:

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

For additional discussion on our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities,” and Note 11: Debt & Non-recourse Debt in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates may increase in the future. As a result, interest rates on our revolving credit facility or other variable rate debt offerings could be higher or lower than current levels. As of December 31, 2017, we had approximately $319 million of variable rate debt, representing 30 percent, of our total debt. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Servicing our indebtedness requires a significant amount of cash.  Our ability to generate sufficient cash depends on many factors, some of which are not within our control.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash depends on our financial and operating performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In particular, compliance with state and local laws applicable to our business, including those relating to deeds, title transfers and certain other regulations applicable to sales of VOIs, may at times delay or hinder our ability to access cash flows generated by our VOI sales. If we are unable to generate and access sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. Finally, our ability to raise additional equity capital may be restricted because the issuance of our stock may cause the spin-off to be a taxable event for Hilton under Section 355(e) of the Code, and under the Tax Matters Agreement (as defined herein), we could be required to indemnify Hilton or Park for that tax and certain covenants may restrict issuances of our stock during the two-year period following the spin-off. See “Item 1. Business—Key Agreements Related to the Spin-Off—Tax Matters Agreement.”

Certain of our debt agreements and instruments impose significant operating and financial restrictions on us, our restricted subsidiaries and the guarantors of our indebtedness, which may prevent us from capitalizing on business opportunities.

The debt agreements and instruments that govern our outstanding indebtedness impose significant operating and financial restrictions on us, certain of our subsidiaries and guarantors of our indebtedness. These restrictions limit our ability and/or the ability of our restricted subsidiaries to, among other things:

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

In addition, our credit agreement related to our senior secured credit facilities contains affirmative covenants that will require us to be in compliance with certain leverage and financial ratios.

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

Our failure to comply with the agreements relating to our outstanding indebtedness could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flows would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

Repayment of our debt is dependent on cash flow generated by our subsidiaries, which may be subject to limitations beyond our control.

Our subsidiaries own a substantial portion of our assets and conduct a substantial portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise.

Our subsidiaries generally do not have any obligation to pay amounts due on our indebtedness or to make funds available to us for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While limitations on our subsidiaries restrict their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In addition, certain of our subsidiaries are party to debt agreements that contain restrictions on their ability to pay dividends or make other intercompany payments to us and may in the future enter into agreements that include additional contractual restrictions on their ability to make any such payments to us.

In the event that we are unable to receive distributions from subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness, including secured debt, in the future. Although the agreements that govern substantially all of our indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the preceding six risk factors would increase.

Risks Related to the 2017 Spin-Off From Hilton

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

If all or a portion of the spin-off does not qualify as a tax-free transaction for any reason, including because any of the factual statements or representations in the IRS Ruling or the legal opinion are incomplete or untrue, because the facts upon which the IRS Ruling is based are materially different from the facts at the time of the spin-off or because one or more sales of our common stock, Hilton common stock or Park common stock by our respective stockholders after the spin-off cause the spin-off not to qualify as a tax-free transaction, Hilton may recognize a substantial gain attributable to the timeshare business for U.S. federal income tax purposes. In such case, under U.S. Treasury regulations, each member of the Hilton consolidated group at the time of the spin-off (including us and our subsidiaries) would be jointly and severally liable for the resulting entire amount of any U.S. federal income tax liability. Additionally, if the distribution of our common stock and/or the distribution of Park common stock do not qualify as tax-free under Section 355 of the Code, Hilton stockholders will be treated as having received a taxable dividend to the extent of Hilton’s current and accumulated earnings and profits, would have a tax-free basis recovery up to the amount of their tax basis in their shares, and would have taxable gain from the sale or exchange of the shares to the extent of any excess.

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

We have agreed not to enter into certain transactions that could cause any portion of the spin-off to be taxable to Hilton, including under Section 355(e) of the Code. Pursuant to the Tax Matters Agreement (as defined herein), we have also agreed to indemnify Hilton and Park for any tax liabilities resulting from such transactions or other actions we take, and Hilton and Park have agreed to indemnify us for any tax liabilities resulting from transactions entered into by Hilton or Park. These obligations may discourage, delay or prevent a change of control of our company.

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

These restrictions may limit our ability to issue equity and to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. In addition, if we take, or fail to take, actions that prevent the spin-off and related transactions from being tax-free, we could be liable for the adverse tax consequences resulting from such actions. For a more detailed description, see “Item 1. Business—Key Agreements Related to the Spin-Off—Tax Matters Agreement” and “Business—Agreements with Blackstone and HNA—Tax Stockholders Agreement.”

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

We have a limited operating history as an independent company and our historical financial information does not predict our future results.

The historical financial information we have included in this Annual Report on Form 10-K for periods prior to the spin-off has been derived in part from the consolidated financial statements of Hilton and does not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity during the periods presented. Hilton did not account for us, and we were not operated, as a single stand-alone entity for periods prior to the spin-off. The costs and expenses reflected in our historical financial statements for periods prior to the spin-off include an allocation for certain corporate functions historically provided by Hilton. These allocations were based on what we and Hilton considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Selected Financial Data,” and our audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

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

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject as an independent company, and failure to achieve and maintain effective internal controls could have a material adverse effect on our business and the price of our common stock.

Our financial results for periods prior to the spin-off were included within the consolidated results of Hilton, and we believe that our financial reporting and internal controls were appropriate for a subsidiary of a public company. However, we were not directly subject to the reporting and other requirements of the Exchange Act. As a result of the distribution, we are directly subject to reporting and other obligations under the Exchange Act. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm as to whether we maintained, in all material respects, effective internal controls over financial reporting as of the last day of the year. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. To continue to comply with these requirements, which can change over time, we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. We expect to continue to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired.

If we are unable to conclude that we have effective internal controls over financial reporting or our independent public accounting firm is unwilling or unable to provide us with an unqualified report on the effectiveness of our internal controls as required by Section 404 of the Sarbanes-Oxley Act, we may be unable to report our financial information on a timely basis, investors may lose confidence in our operating results, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions, which would require additional financial and management resources. This could have a material adverse effect on our business and lead to a decline in the price of our common stock.

We are dependent on Hilton to provide certain services pursuant to the Transition Services Agreement.

We have been developing the capability to provide certain corporate and administrative services such as certain information technology, financial and human resource services internally. However, to the extent that we are unable to develop such capabilities adequately in a timely manner, we will rely on Hilton to continue to provide certain services for a period of time pursuant to the Transition Services Agreement. If Hilton is unable or unwilling to provide such services pursuant to the Transition Services Agreement, or if the agreement is terminated prior to the end of its term, we may be unable to provide such services ourselves or we may have to incur additional expenditures to obtain such services from another provider.

We could be required to assume responsibility for obligations allocated to Hilton or Park under the Distribution Agreement.

We entered into a Distribution Agreement with Hilton and Park (the “Distribution Agreement”) prior to the distribution of our shares of common stock to Hilton stockholders. Under the Distribution Agreement and related ancillary agreements, each of us, Hilton and Park are generally responsible for the debts, liabilities and other obligations related to the business or businesses that they own and operate following the spin-off. Although we do not expect to be liable for any obligations that were not allocated to us under the Distribution Agreement, a court could disregard the allocation agreed to among the parties, and require that we assume responsibility for obligations allocated to Hilton or Park (for example, tax and/or environmental liabilities), particularly if Hilton or Park were to refuse or were unable to pay or perform the allocated obligations. See “Item 1. Business—Key Agreements Related to the Spin-Off—Distribution Agreement.”

In addition, losses in respect of certain shared contingent liabilities, which generally are not specifically attributable to any of the timeshare business, the Park business or the retained business of Hilton, were determined on or prior to the date on which the Distribution Agreement was entered (“Shared Contingent Liabilities”). The percentage of Shared Contingent Liabilities for which we are responsible has been fixed in a manner that is intended to approximate our estimated enterprise value on the distribution date relative to the estimated enterprise values of Park and Hilton. Subject to certain limitations and exceptions, Hilton is generally vested with the exclusive management and control of all matters pertaining to any such Shared Contingent Liabilities, including the prosecution of any claim and the conduct of any defense. See “Item 1. Business—Key Agreements Related to the Spin-Off —Distribution Agreement.”

In connection with the spin-offs, each of Hilton and Park indemnified us for certain liabilities. These indemnities may not be sufficient to insure us against the full amount of the liabilities assumed by Hilton and Park, and Hilton and Park may be unable to satisfy their indemnification obligations to us in the future.

In connection with the spin-offs, each of Hilton and Park indemnified us with respect to such parties’ assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or other agreements related to the spin-offs. There can be no assurance that the indemnities from each of Hilton and Park will be sufficient to protect us against the full amount of these and other liabilities. Third parties also could seek to hold us responsible for any of the liabilities that Hilton and Park have agreed to assume. Even if we ultimately succeed in recovering from Hilton or Park any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

If we are required to indemnify Hilton or Park in connection with the spin-offs, we may need to divert cash to meet those obligations, which could negatively affect our financial results.

Pursuant to the Distribution Agreement entered into in connection with the spin-offs and certain other agreements among Hilton and Park and us, we agreed to indemnify each of Hilton and Park from certain liabilities. Indemnities that we may be required to provide Hilton and/or Park may be significant and could negatively affect our business.

Risks Related to Ownership of Our Common Stock

The interests of certain of our stockholders may conflict with ours or yours in the future.

On March 15, 2017, Blackstone completed the sale of 24,750,000 shares of our common stock to HNA, representing approximately 25 percent of our outstanding common stock. Following the sale, Blackstone held approximately 15 percent of our outstanding common stock; and as of September 25, 2017, Blackstone completed the sale of substantially all of the remaining shares of our common stock held by them. As a result, Blackstone holds only a nominal number of shares of our common stock. HNA continues to hold approximately 25 percent of our outstanding common stock.

We have entered into stockholders agreements with Blackstone and HNA that, among other things, provide Blackstone and HNA the right, under certain circumstances, to designate a number of directors to our board of directors. Although Blackstone has disposed of substantially all of the shares of our common stock that it owned, and no longer has any right to appoint any directors to our board of directors, one director previously designated by Blackstone currently serves on our board of directors. Pursuant to the stockholders agreement with HNA, two members of our board of directors are HNA appointees, and for so long as HNA and its affiliates continue to own specified percentages of our common stock, HNA will be able to maintain representation on our board of directors. Accordingly, during that period of time, HNA may have influence with respect to our management, business plans and policies, including the appointment and removal of our officers. For example, for so long as HNA continues to own a significant percentage of our stock, HNA may be able to influence whether or not a change of control of our company or a change in the composition of our board of directors occurs. The concentration of ownership by HNA could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Each of HNA and Blackstone and its respective affiliates engage in a broad spectrum of activities, including investments in real estate generally and in the hospitality industry in particular. In the ordinary course of HNA’s and Blackstone’s business activities, HNA, Blackstone and their affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. For example, all of the timeshare properties that we manage as of the date of this Annual Report on Form 10-K utilize certain Hilton-branded trademarks and Hilton trade names and related intellectual property. Each of HNA and Blackstone and its respective affiliates own a significant portion of the outstanding stock of Hilton and have significant influence with respect to the management, business plans and policies of Hilton. In addition, each of HNA and Blackstone and its respective affiliates may pursue ventures that compete directly or indirectly with us. Moreover, affiliates of HNA and Blackstone may directly and indirectly own interests in timeshare property developers or others with whom we may engage in the future, may compete with us for investment opportunities, and may enter into other transactions with us that could result in their having interests that could conflict with ours. Our amended and restated certificate of incorporation provides that none of HNA, Blackstone, any of its respective affiliates, or any director who is not employed by us (including any nonemployee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. HNA and Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us. In addition, each of HNA and Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their respective investments, even though such transactions might involve risks to you.

For additional information, see, “Business— Agreements with Blackstone and HNA—HNA Stockholders Agreement,” “—Blackstone Stockholders Agreement,” and “—Tax Stockholders Agreement.”

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

•	these provisions prohibit stockholder action by written consent unless such action is recommended by all directors then in office;
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

The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

•	shifts in our investor base;
•	our quarterly and annual earnings, or those of comparable companies;
•	actual or anticipated fluctuations in our operating results;
•	our ability to obtain financing as needed;
•	changes in laws and regulations affecting our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	announcements by us or our competitors of significant investments, acquisitions or dispositions;
•	the failure of securities analysts to cover our common stock;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating performance and stock price of comparable companies;
•	overall market fluctuations;
•	a decline in the real estate markets; and
•	general economic conditions and other external factors.

Future issuances of common stock by us, and the availability for and the potential resale of shares held by HNA and its affiliates or other stockholders, may cause the market price of our common stock to decline.

None of the shares outstanding upon consummation of the spin-off were “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and substantially all of the outstanding shares of our common stock are freely tradable and available for resale in the public market, subject to certain restrictions in the case of control shares held by persons deemed to be our affiliates. Accordingly, the market price of our common stock could drop significantly if holders of a substantial number of shares of our common stock sell them in the public market, or if the market perceives that such sales could occur.

Pursuant to the Stockholders Agreement with HNA, for a period of two years from the Sale, HNA may not sell any of the shares of our common stock that it or its affiliates own, except pursuant to certain specified permitted transfers, including a bona fide pledge or encumbrance and a transfer or sale that has been approved in advance by a majority of disinterested members of our board of directors. See, “Business—Agreements with Blackstone and HNA—HNA Stockholders Agreement.” To date, HNA has pledged all of the shares of our common stock held by it pursuant to a margin loan agreement. If margin loan lenders foreclose upon the pledged shares and subsequently sell a substantial number of shares of our common stock in the public market, or if we allow HNA to sell all or substantial all of the shares of our common stock that it owns prior to the expiration of the lock-up period in the public market, the market price of our common stock may decline significantly.

We also have entered into a registration rights agreement with HNA, which provides that, beginning two years after the closing of the Sale, HNA will have customary “demand” and “piggyback” registration rights. The registration rights agreement also requires us to pay certain expenses relating to such registrations and to indemnify the registration rights holder against certain liabilities under the Securities Act. See, “Business—Agreements with Blackstone and HNA—Registration Rights Agreements.”  As discussed above, if we allow HNA to sell all or substantially all of the shares of our common stock and register such sale prior to the expiration of the lock-up period, or HNA or its affiliates exercise their registration rights after the expiration of the lock-up period and sell their shares in the open market or otherwise, or are perceived by the market as intending to do so, the market price of our stock could decline substantially.

We have adopted an Omnibus Incentive Plan under which an aggregate of 10,000,000 shares of common stock are issuable. Equity-based awards that were outstanding under the Hilton Incentive Plan on the distribution date and held by our employees were converted into awards that became exercisable for or settleable in shares of our common stock; and an aggregate of 1,054,665 shares of our common stock were issued under the Omnibus Incentive Plan in respect of such converted awards. As of December 31, 2017, an aggregate of 1,718,330 shares have been issued under the Omnibus Incentive Plan.

We also adopted a Non-Employee Director Stock Plan, under which 325,000 shares of our common stock are issuable, and an Employee Stock Purchase Plan under which 2,500,000 shares of our common stock are available for issuance. As of December 31, 2017, 32,686 shares have been awarded and zero shares have been issued under the Non-Employee Director Stock Plan and the Employee Stock Purchase Plan, respectively. We filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our Omnibus Incentive Plan and our Non-Employee Director Stock Plan. In addition, we filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock to be issued pursuant to our Employee Stock Purchase Plan. Accordingly, shares registered under such registration statements may be sold in the open market.

We have no current plans to pay cash dividends on our common stock, and our indebtedness could limit our ability to pay dividends in the future.

Although we expect to return capital to stockholders through dividends or otherwise in the future, we have no current plans to pay any cash dividends. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our credit agreement related to our senior secured credit facilities. Our ability to pay dividends may also be limited by covenants of other indebtedness that we or our subsidiaries incur in the future.

ITEM 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Timeshare Properties

As of December 31, 2017, we had 48 resorts, representing 8,102 units. We owned 47 percent of all unsold units, representing 1,104 of the 2,372 unsold units, at these resorts. We also own, manage or lease fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.

As of December 31, 2017, our resorts included the following locations and units:

Property Name	Ownership(1)	Location	Units
Hilton Grand Vacations (U.S.)
HGVClub at SeaWorld Orlando	Developed	Orlando, FL	516

Property Name	Ownership(1)	Location	Units
HGVClub at Tuscany Village	Developed	Orlando, FL	440
Parc Soleil by HGVClub	Developed	Orlando, FL	312
Las Palmeras, a Hilton Grand Vacations Club	Fee-for-service(2)	Orlando, FL	226
HGVClub at McAlpin—Ocean Plaza	Developed	Miami Beach, FL	52
HGVClub at the Flamingo	Developed	Las Vegas, NV	200
HGVClub on Paradise	Developed	Las Vegas, NV	232
HGVClub on the Boulevard	Developed	Las Vegas, NV	714
HGVClub at Trump International Hotel Las Vegas(3)	Developed	Las Vegas, NV	205
Elara, a Hilton Grand Vacations Club	Fee-for-service	Las Vegas, NV	1,201
The Grand Islander by HGVClub	Fee-for-service	Honolulu, HI	418
HGVClub at Hilton Hawaiian Village—The Lagoon Tower	Developed	Honolulu, HI	236
HGVClub at Hilton Hawaiian Village—The Kalia Tower	Developed	Honolulu, HI	72
Grand Waikikian by HGVClub	Developed	Honolulu, HI	331
Hokulani Waikiki by HGVClub(3)	Developed	Honolulu, HI	143
Kohala Suites by HGVClub	Developed	Waikoloa, HI	120
Kings’ Land by HGVClub	Developed	Waikoloa, HI	435
The Bay Club at Waikoloa Beach Resort	Collection	Waikoloa, HI	172
The Hilton Club—New York	Developed	New York, NY	127
West 57th Street by Hilton Club	Developed	New York, NY	166
The District by Hilton Club	Developed	Washington, DC	108
HGVClub at Anderson Ocean Club	Fee-for-service	Myrtle Beach, SC	172
Ocean 22 by Hilton Grand Vacations Club	Fee-for-service	Myrtle Beach, SC	230
Ocean Oak Resort by Hilton Grand Vacation Club	Fee-for-service	Hilton Head, SC	65
Sunrise Lodge, a Hilton Grand Vacations Club	Developed	Park City, UT	83
Valdoro Mountain Lodge	Collection	Breckenridge, CO	70
HGVClub at MarBrisa(3)	Fee-for-service	Carlsbad, CA	196
The Cottages at South Seas Island Resort	Collection	Captiva, FL	14
Harbourview Villas at South Seas Island Resort	Collection	Captiva, FL	10
Plantation Bay Villas at South Seas Island Resort	Collection	Captiva, FL	4
Plantation Beach Club at South Seas Island Resort	Collection	Captiva, FL	56
Plantation House at South Seas Island Resort	Collection	Captiva, FL	12
South Seas Club at South Seas Island Resort	Collection	Captiva, FL	24
Casa Ybel Resort	Collection	Sanibel, FL	74
Hurricane House Resort	Collection	Sanibel, FL	15
Sanibel Cottages Resort	Collection	Sanibel, FL	28
Tortuga Beach Club Resort	Collection	Sanibel, FL	54
Seawatch On-the-Beach Resort	Collection	Ft. Myers Beach, FL	42
The Charter Club of Marco Beach	Collection	Marco Island, FL	80
Eagle’s Nest Beach Resort	Collection	Marco Island, FL	96
Club Regency of Marco Island	Collection	Marco Island, FL	32
The Surf Club of Marco	Collection	Marco Island, FL	44
Plantation Beach Club at Indian River Plantation Resort	Collection	Hutchinson Island, FL	30

Hilton International Grand Vacations (non-U.S.)
HGVClub at Coylumbridge	Developed	Scotland	61
HGVClub at Craigendarroch Suites	Developed	Scotland	32
HGVClub at Craigendarroch Lodge	Developed	Scotland	99
HGVClub at Dunkeld	Developed	Scotland	22
HGVClub at Borgo alle Vigne	Fee-for-service	Italy	31

(1)

Fee-for-service and collection properties are properties that were funded and constructed by a third-party developer. Collection properties are properties that were contributed by a third party during Hilton’s joint venture with Grand Vacations or prior to the spin-off. A developed property is a property that was funded and constructed by Hilton Grand Vacations. Hilton Grand Vacations also manages the operation of the developed properties.

(2)	We will acquire 20 units at this property as part of a just-in-time arrangement. As of December 31, 2017, we acquired 17 units.
(3)	Property sub-managed by a third party.

Corporate Headquarters and Sales Distribution Centers

Our corporate headquarters are located at 6355 MetroWest Boulevard, Suite 180, Orlando, Florida 32835, and consist of approximately 102,000 square feet of leased space. The lease for this property initially expires on November 30, 2021 with options to renew for two additional five-year periods. In November 2017, the initial lease was amended extending lease term through November 30, 2026 with no changes to renewal options.  Our sales distribution centers are located in Las Vegas, Myrtle Beach, Hilton Head, New York, Washington, D.C., Orlando, Park City, Honolulu, Waikoloa and Tokyo. We also have other corporate offices and call centers located in Orlando, Las Vegas, Honolulu and Tokyo.

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

Market Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HGV.” Our common stock began trading on a “when-issued” basis on December 15, 2016 but did not commence regular-way trading on the NYSE until January 4, 2017, the day after the completion of our spin-off.  We have not made any unregistered sales of our equity securities.

The following table sets the high and low sales prices for our common stock for the indicated period after regular way trading began:

	Stock Price
	High	Low
Year Ended December 31, 2017
First Quarter (January 4, 2017 through March 31, 2017)	$31.39	$24.60
Second Quarter	37.73	28.69
Third Quarter	39.40	32.20
Fourth Quarter	43.19	38.56

Performance Graph

The following graph compares the cumulative share price performance since December 15, 2016 with the Russell 2500 (R2500) Index and the Dow Jones US Travel & Leisure Index GICS Level 3 (DJUSTLE). The graph assumes that the value of the investment in our common stock and each index was $100 on December 15, 2016, which was the first day our common stock began trading on a “when-issued” basis.

Holders of Record

The number of stockholders of record of our common stock as of February 23, 2018 was 23.

Dividends

Although we expect to return capital to stockholders through dividends or otherwise in the future, we have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our Senior Secured Credit Facilities (as defined herein) and certain of our non-recourse debt includes a provision limiting our ability to make restricted payments, including dividends.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the quarter and year ended December 31, 2017.

Item 6.	Selected Financial Data

The following selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014, are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K but was included in our Registration Statement on Form 10. The selected historical consolidated balance sheet data as of December 31, 2013 is derived from our unaudited consolidated financial statements that are not included in this Annual Report on Form 10-K but was included in our Registration Statement on Form 10. Our historical results are not necessarily indicative of the results expected for any future period.

The selected consolidated financial data below should be read together with the audited consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
($ in millions, except per share amounts)	2017	2016	2015	2014	2013
Statement of Operations Data:
Total revenues	$1,711	$1,583	$1,475	$1,317	$1,224
Total operating expenses	1,374	1,260	1,154	1,004	975
Net income	327	168	174	167	128
Earnings per share (1)
Basic	$3.30	$1.70	$1.76	$1.69	$1.30
Diluted	$3.28	$1.70	$1.76	$1.69	$1.30

	December 31,
($ in millions)	2017	2016	2015	2014	2013 (unaudited)
Balance Sheet Data:
Securitized timeshare financing receivables, net	$444	$244	$350	$468	$221
Unsecuritized timeshare financing receivables, net	627	781	626	460	681
Total assets	2,384	2,180	1,724	1,621	1,568
Debt, net	482	490	—	—	—
Non-recourse debt, net(2)	583	694	502	625	670
Total liabilities(3)	1,866	2,013	1,830	1,994	2,103

(1)

For periods ending prior to the spin-off on January 3, 2017, basic and diluted earnings per share was calculated based on shares distributed our shareholders on January 3, 2017. See Note 17: Earnings Per Share in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

(2)	Amounts are net of deferred financing costs.
(3)

Includes allocated Parent debt of $634 million, $719 million, and $828 million as of December 31, 2015, 2014, and 2013, respectively. In November 2016, we were released from the unconditional obligation to guarantee certain debt balances and related deferred loan costs were allocated to us by Hilton.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K.

Overview

Our Business

We market and sell VOIs, manage vacation resorts in top leisure and urban destinations and operate a point-based vacation club. As of December 31, 2017, we had 48 resorts, representing 8,102 units, and approximately 288,000 Hilton Grand Vacations Club (the “Club”) members. Club members have the flexibility to exchange their Club points for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 14 industry-leading brands across more than 5,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

On January 3, 2017, the spin-off was completed and we entered into agreements with Hilton and other third parties, including a license agreement to use the Hilton Grand Vacations brand, that have either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the spin-off. See Part I – “Item 1 Business - Key Agreements Related to the Spin-Off” in this Annual Report on Form 10-K for additional information.

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

For the year ended December 31, 2017, sales from fee-for-service, just-in-time and developed inventory sources were 54 percent, 20 percent and 26 percent, respectively, of contract sales. See “—Real Estate Sales Metrics” for additional discussion of contract sales.  Based on our 2017 sales pace, we have access to approximately five years of future inventory, with capital efficient arrangements representing approximately 89 percent of that supply. The visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

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

	Year Ended December 31,
	2017	2016	2015
Weighted average FICO score	743	741	743

Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Club. Historical default rates, which represent annual defaults as a percentage of each year’s beginning gross timeshare financing receivables balance, were as follows:

	Year Ended December 31,
	2017	2016	2015
Historical default rates(1)	4.12%	3.67%	2.84%

(1)	A loan is considered to be in default if it is equal to or greater than 121 days past due as of the prior month end.

Some of our loans have been pledged as collateral in our securitization transactions, which have in the past and may in the future provide funding for our business activities. In these securitization transactions, special purpose entities are established to issue various classes of debt securities which are generally collateralized by a single pool of assets, consisting of timeshare financing receivables that we service and related cash deposits. For additional information see Note 4: Timeshare Financing Receivables in our audited consolidated financial statements included in Item 8 of this Annual Report on form 10-K.

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

Factors Affecting Revenues

•

Relationships with developers. In recent years, we have entered into fee-for-service and just-in-time agreements to sell VOIs on behalf of or acquired from third-party developers. The success and sustainability of our capital-efficient business model depend on our ability to maintain good relationships with third-party developers. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth.

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
•

Rental and ancillary services include: payroll and related costs; costs incurred from participating in the Hilton Honors loyalty program; retail, food and beverage costs; and maintenance fees on unsold inventory.

•

General and administrative consists primarily of compensation expense for our corporate staff and personnel supporting our business segments, professional fees (including consulting, audit and legal fees), administrative and related expenses. General and administrative also includes costs for services provided to us by Hilton.

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

Key Business and Financial Metrics and Terms Used by Management

Real Estate Sales Metrics

•

Contract sales represents the total amount of VOI products (fee-for-service and developed) under purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price. Contract sales is not a recognized term under U.S. GAAP and should not be considered in isolation or as an alternative to Sales of VOIs, net or any other comparable operating measure derived in accordance with U.S. GAAP. Contract sales differ from revenues from the Sales of VOIs, net that we report in our consolidated statements of operations due to the requirements for revenue recognition as described in Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our audited consolidated financial statements, as well as adjustments for incentives and other administrative fee revenues. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

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
•

Volume per guest (“VPG”) represents the sales attributable to tours at our sales locations and is calculated by dividing Contract sales, excluding telesales, by tour flow. We consider VPG to be an important operating measure because it measures the effectiveness of our sales process, combining the average transaction price with the closing rate.

Resort and Club Management and Rental Metrics

•

Transient rate represents the total rental room revenue for transient guests divided by total number of transient room nights sold in a given period and excludes room rentals associated with marketing programs, owner usage and the redemption of Club Bonus Points. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on Club Bonus Points.

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

Recent Events

 On January 18, 2018, we completed an offer to exchange up to $300 million aggregate principal amount of our outstanding 6.125% senior unsecured notes due 2024 that we had issued in November 2016 in a private placement offering (the “original notes”) for up to $300 million of new 6.125% senior unsecured notes due 2024 that have been registered (the “exchange notes”) under the Securities Act of 1933, as amended. The exchange notes, which have identical terms as the original notes, were issued pursuant to a prospectus, dated December 12, 2017, relating to our registration statement on Form S-4 that was declared effective by the SEC on December 8, 2017. Pursuant to the exchange offer, holders of an aggregate principal amount of $299.95 million of the original notes, which represented approximately 99.98% of the outstanding principal amount of such notes, tendered for an equal amount of the exchange notes.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law.  HGV follows the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of Accounting Standards Codification Topic 740 (“ASC 740”) in situations where we do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when we have obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act.  However, in certain cases, we have made a reasonable estimate of the effects on the one-time transition tax and our existing deferred tax balances. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.  In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the Act.  See Note 15: Income Taxes included in Item 8 of this Annual Report on Form 10-K for additional information.

 Hurricane Irma

On September 10, 2017, Hurricane Irma hit the Florida Keys as a Category 4 hurricane, weakening somewhat as it made landfall along Florida’s southwest shoreline. Although certain of our managed Florida properties were temporarily closed during the aftermath of Hurricane Irma, neither HGV’s operations nor financial performance were significantly impacted by this storm. In the aftermath of Hurricane Irma, the IRS granted an automatic extension to individuals and businesses affected by the hurricane, which extended tax filing and payment deadlines beginning September 4, 2017.  As a result, we delayed our third and fourth quarter Federal income tax payments until January 2018.

Results of Operations

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016 and Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 19: Business Segments in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We do not include equity in earnings from unconsolidated affiliate in our measures of segment revenues. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key Business and Financial Metrics and Terms Used by Management—EBITDA and Adjusted EBITDA.” The following tables set forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, including net income, our most comparable U.S. GAAP financial measure:

	Year Ended December 31,			2017 vs 2016 Variance		2016 vs 2015 Variance
($ in millions)	2017	2016	2015	$	%	$	%
Revenues:
Real estate sales and financing	$1,239	$1,143	$1,078	$96	8.4%	$65	6.0%
Resort operations and club management	367	339	307	28	8.3	32	10.4
Segment revenues	1,606	1,482	1,385	124	8.4	97	7.0
Cost reimbursements	135	126	110	9	7.1	16	14.5
Intersegment eliminations(1)	(30)	(25)	(20)	(5)	20.0	(5)	25.0
Total revenues	$1,711	$1,583	$1,475	$128	8.1	$108	7.3

(1)	Refer to Note 19: Business Segments in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for details on the intersegment eliminations.

The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted

EBITDA:

	Year Ended December 31,			2017 vs 2016 Variance		2016 vs 2015 Variance
($ in millions)	2017	2016	2015	$	%	$	%
Net Income	$327	$168	$174	$159	94.6%	$(6)	(3.4)%
Interest expense	27	3	—	24	NM(1)	3	NM(1)
Allocated Parent interest expense	—	26	29	(26)	(100.0)	(3)	(10.3)
Income tax (benefit) expense	(16)	125	118	(141)	NM(1)	7	5.9
Depreciation and amortization	29	24	22	5	20.8	2	9.1
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliate	3	—	—	3	NM(1)	—	NM(1)
EBITDA	370	346	343	24	6.9	3	0.9
Other loss, net	—	1	—	(1)	(100.0)	1	NM(1)
Share-based compensation expense	15	8	13	7	87.5	(5)	(38.5)
Other adjustment items(2)	10	35	4	(25)	(71.4)	31	NM(1)
Adjusted EBITDA	$395	$390	$360	$5	1.3	$30	8.3

(1)	Fluctuation in terms of percentage change is not meaningful.

   (2)     For the years ended December 31, 2017 and 2016, amounts include $8 million and $30 million, respectively, of costs associated with the spin-off transaction.

	Year Ended December 31,			2017 vs 2016 Variance		2016 vs 2015 Variance
($ in millions)	2017	2016	2015	$	%	$	%
Adjusted EBITDA:
Real estate sales and financing(2)	$359	$336	$316	$23	6.8%	$20	6.3%
Resort operations and club management(2)	204	189	162	15	7.9	27	16.7
Segment Adjusted EBITDA	563	525	478	38	7.2	47	9.8
Adjustments:
Adjusted EBITDA from unconsolidated affiliate	4	—	—	4	NM(1)	—	NM(1)
License fee expense	(87)	(80)	(74)	(7)	8.8	(6)	8.1
General and administrative(3)	(85)	(55)	(44)	(30)	54.5	(11)	25.0
Adjusted EBITDA	$395	$390	$360	$5	1.3	$30	8.3

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Includes intersegment eliminations and other adjustments.
(3)	Excludes share-based compensation and other adjustment items.

Real Estate Sales and Financing

Real estate sales and financing segment revenues increased for the year ended December 31, 2017, compared to 2016, primarily due to a $62 million increase in sales revenue, a $23 million increase in marketing revenue and a $13 million increase in financing revenue. The increase in sales revenue was primarily due to a $40 million increase in Sales of VOIs, net, due to sales at our newly developed projects beginning the second half of 2016, in Washington, DC and New York, NY as well as a $22 million increase in commission and brand fees.  The $23 million increase in marketing revenue was primarily due to a $10 million reduction of our expected redemptions of expired discounted vacation packages and an $11 million increase in other marketing revenue. The increase in financing revenue was primarily due to an increase in interest income from higher outstanding timeshare financing receivable balances.  Real estate sales and financing segment Adjusted EBTIDA increased by $23 million for the year ended December 31, 2017, compared to 2016, primarily due to an increase in revenues associated with the segment, partially offset by a $69 million increase in sales and marketing and financing expenses.

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

Resort Operations and Club Management

Resort operations and club management segment revenues increased for the year ended December 31, 2017, compared to 2016, primarily due to (i) a $15 million increase in resort and club management revenues from the launch of new properties during and subsequent to the second quarter of 2016 and (ii) an increase of $6 million in rental and ancillary services revenues as a result of higher transient room and club inventory rentals at our developed and fee-for-service properties.  Resort operations and club management segment Adjusted EBITDA increased from the year ended December 31, 2017, compared to 2016, primarily due to increases in revenues associated with the segment, partially offset by a $16 million increase in segment expenses.

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

Real Estate Sales and Financing Segment

Real Estate

	Year Ended December 31,			2017 vs 2016 Variance		2016 vs 2015 Variance
($ in millions, except Tour flow and VPG)	2017	2016	2015	$	%	$	%
Sales of VOIs, net	$548	$508	$492	$40	7.9%	$16	3.3%
Adjustments:
Fee-for-service sales(1)	694	657	611	37	5.6	46	7.5
Loan loss provision	58	49	39	9	18.4	10	25.6
Reportability and other(2)	(25)	(42)	(74)	17	(40.5)	32	(43.2)
Contract sales	$1,275	$1,172	$1,068	$103	8.8	$104	9.7
Tour flow	330,775	306,141	287,855	24,634	8.0	18,286	6.4
VPG	$3,657	$3,596	$3,508	$61	1.7	$88	2.5

(1)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(2)

Includes adjustments for revenue recognition, including percentage-of-completion deferrals and amounts in rescission, and sales incentives, as well as adjustments related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

Contract sales increased for the year ended December 31, 2017 compared to 2016, primarily due to an increase in tour flow, telesales and VPG. VPG increased due to a 1.9 percent increase in average transaction price, partially offset by a 0.2 percentage point decrease in the close rate.

Contract sales increased for the year ended December 31, 2016, compared to 2015, primarily due to an increase in tour flow, telesales and VPG. VPG increased due to a 0.61 percentage point increase in the close rate and a 4.3 percent increase in average transaction price.

	Year Ended December 31,			2017 vs 2016 Variance		2016 vs 2015 Variance
($ in millions)	2017	2016	2015	$	%	$	%
Sales of VOIs, net	$548	$508	$492	$40	7.9%	$16	3.3%
Sales, marketing, brand and other fees	544	499	457	45	9.0	42	9.2
Less:
Marketing revenue and other fees	145	122	108	23	18.9	14	13.0
Sales revenue	947	885	841	62	7.0	44	5.2
Less:
Cost of VOI sales	148	152	173	(4)	(2.6)	(21)	(12.1)
Sales and marketing expense, net(1)	492	447	397	45	10.1	50	12.6
Real estate margin	$307	$286	$271	$21	7.3	$15	5.5
Real estate margin percentage	32.4%	32.3%	32.2%

(1)

Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers. For the year ended December 31, 2017, we revised our definition of Sales and marketing expense, net to include revenues associated with sales incentives, title service and document compliance revenue to better align with how we evaluate the results of our real estate operations. This adjustment was retrospectively applied to prior period(s) to conform with the current presentation.

Sales revenue increased for the year ended December 31, 2017, compared to 2016, primarily due to (i) a $40 million increase in Sales of VOIs, net, beginning the second half of 2016, as we started sales at our newly developed projects in Washington, DC and New York, NY and (ii) a $22 million increase in commission and brand fees due to the launch of one new fee-for-service property in the second quarter of 2016.  Real estate margin increased for the year ended December 31, 2017, compared to 2016, primarily as a result of the aforementioned increase in sales revenue, partially offset by higher sales and marketing expense due to an increase in contract sales volume and research and development costs to evaluation new markets. The increase in sales and marketing expense, net, was partially offset by a $10 million reduction of our expected redemptions of expired discounted vacation packages and a $11 million increase in other marketing revenue.   Real estate margin percentage was flat for the year ended December 31, 2017, compared to 2016.

Sales revenue increased for the year ended December 31, 2016, compared to 2015, primarily due to (i) a $16 million increase in Sales of VOIs, net due to higher sales volume at certain existing, owned resorts and the commencement of sales at our new resorts, (ii) a $28 million increase in commissions and brand fees due to the launch of two new fee-for-service products, one in late 2015 and one in early 2016, that resulted in higher sales volume during the year ended December 31, 2016 compared to 2015. Additionally, during the second half of 2016, we had increased sales due to our new, owned project, The District.

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

Real estate margin increased for the year ended December 31, 2016, compared to 2015, as a result of the increases in sales revenue and decreased cost of VOI sales, due to a decline in existing owners upgrading into fee-for-service projects, partially offset by higher sales and marketing expense based on increased contract sales volume.  Real estate margin percentage was flat for the years ended December 31, 2017 and 2016, compared to the respective prior periods.  Real estate margin percentage was flat for the year ended December 31, 2016, compared to 2015.

Financing

	Year Ended December 31,			2017 vs. 2016 Variance		2016 vs. 2015 Variance
($ in millions)	2017	2016	2015	$	%	$	%
Interest income	$132	$122	$117	$10	8.2%	$5	4.3%
Other financing revenue	15	12	10	3	25.0	2	20.0
Financing revenue	147	134	127	13	9.7	7	5.5
Consumer financing interest expense	20	12	13	8	66.7	(1)	(7.7)
Other financing expense	23	20	19	3	15.0	1	5.3
Financing expense	43	32	32	11	34.4	—	—
Financing margin	$104	$102	$95	$2	2.0	$7	7.4
Financing margin percentage	70.7%	76.1%	74.8%

Financing revenue increased for the year ended December 31, 2017, compared to 2016, due to an increase of $10 million in interest income resulting from a higher outstanding timeshare financing receivables balance and a $3 million increase in fees generated from servicing the loans provided by third-party developers to purchasers their VOIs.

Financing revenue increased for the year ended December 31, 2016, compared to 2015, due to an increase of $5 million in interest income resulting from a higher outstanding timeshare financing receivables balance and an increase of $2 million in fees generated from servicing the loans provided by third-party developers to purchasers their VOIs, increased consistent with the increase in fee-for-service sales.

Financing margin increased for the year ended December 31, 2017, comparing to 2016, primarily due to an increase in the loan portfolio. Financing margin increased for the year ended December 31, 2016, compared to 2015, primarily due to an increase in the loan portfolio, a stable interest rate environment and no additional securitization transactions occurring in the years ended December 31, 2016 and 2015.  Financing margin percentage decreased for the year ended December 31, 2017, compared to 2016, primarily due to higher non-recourse debt balance associated with the additional drawdown on our timeshare facility in December 2016 and our 2017 securitization.  See Note 11: Debt & Non-recourse Debt in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Resort and Club Management

	Year Ended December 31,			2017 vs 2016 Variance		2016 vs 2015 Variance
($ in millions)	2017	2016	2015	$	%	$	%
Club management revenue	$99	$92	$78	$7	7.6%	$14	17.9%
Resort management revenue	59	51	47	8	15.7	4	8.5
Resort and club management revenues	158	143	125	15	10.5	18	14.4
Club management expense	25	23	20	2	8.7	3	15.0
Resort management expense	18	13	12	5	38.5	1	8.3
Resort and club management expenses	43	36	32	7	19.4	4	12.5
Resort and club management margin	$115	$107	$93	$8	7.5	$14	15.1
Resort and club management margin percentage	72.8%	74.8%	74.4%
Resort and club management revenues increased for the year ended December 31, 2017, compared to 2016, primarily due to (i) an increase in resort management revenue from the launch of new properties during the second half of 2016 and (ii) an increase of approximately 19,300 in Club members and higher rates pertaining to annual dues and transaction fees.  These increases were partially offset by higher resort and club management expenses due to an increase in costs for servicing additional Club members and properties and a one-time fee earned in 2016 on a prepaid contract.

Resort and club management revenues increased for the year ended December 31, 2016, compared to 2015,  primarily due to increases in Club management revenue due to increases in net Club members, of approximately 19,200, as well as increases in transaction volume per Club member and fees earned on additional units under management. Additionally, resort management revenue increased for the year ended December 31, 2016, compared to 2015, primarily due to increases in units open and under management of seven percent as well as an increase in management services provided.

Resort and club management margin increased for the year ended December 31, 2017, compared to 2016, primarily due to the aforementioned increases in segment revenues, partially offset by a one-time fee earned in 2016 on a prepaid contract as well as a $7 million increase in segment expenses as a result of customer and company related initiatives.  Rental and club management margin percentage decreased for the year ended December 31, 2017, compared to 2016, primarily due to an increase in segment expenses as a result of customer and company related initiatives, partially offset by the aforementioned increases in segment revenues.

Resort and club management margin increased for the year ended December 31, 2016, compared to 2015, primarily due to increases in net Club members and units open and under management, partially offset by slight increases in resort and club management expenses.  Resort and club management margin increased for the year ended December 31, 2016, compared to 2015, primarily due to the aforementioned increases in segment revenues, partially offset by a $4 million increase in resort and club management expenses.  Resort and club management margin percentage remained flat for the year ended December 31, 2016, compared to 2015.

Rental and Ancillary Services

	Year Ended December 31,			2017 vs 2016 Variance		2016 vs 2015 Variance
($ in millions)	2017	2016	2015	$	%	$	%
Rental revenues	$156	$149	$140	$7	4.7%	$9	6.4%
Ancillary services revenues	23	24	24	(1)	(4.2)	—	—
Rental and ancillary services revenues	179	173	164	6	3.5	9	5.5
Rental expenses	103	90	91	13	14.4	(1)	(1.1)
Ancillary services expense	19	23	22	(4)	(17.4)	1	4.5
Rental and ancillary services expenses	122	113	113	9	8.0	—	—
Rental and ancillary services margin	$57	$60	$51	$(3)	(5.0)	$9	17.6
Rental and ancillary services margin percentage	31.8%	34.7%	31.1%

Rental and ancillary services margin decreased for the year ended December 31, 2017, compared to 2016, primarily due to a net increase of $9 million in rental and ancillary expenses due to (i) additional owners and new properties resulting in higher travel exchange program expenses including Hilton Honors and partners perks as well as higher maintenance expense from new and existing properties with unsold inventory, (ii) a one-time insurance claim payment of $2 million received in 2016, and (iii) a reduction in access fees received due to higher quantity of access fees sold in 2016.  The increase in expenses was partially offset by higher transient room and club inventory rentals at our developed and fee-for-service properties.   Rental and ancillary services margin percentage decreased for the year ended December 31, 2017, compared to 2016, due to aforementioned increases in segment expenses.

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

Other Operating Expenses

	Year Ended December 31,			2017 vs 2016 Variance		2016 vs 2015 Variance
($ in millions)	2017	2016	2015	$	%	$	%
Unallocated general and administrative	$104	$65	$44	$39	60.0%	$21	47.7%
Allocated general and administrative	—	27	13	(27)	(100.0)	14	NM(1)
General and administrative	$104	$92	$57	$12	13.0	$35	61.4

(1)	Fluctuation in terms of percentage change is not meaningful.

Unallocated general and administrative expenses increased for the year ended December 31, 2017, compared to 2016, primarily due to an increase in expenses relating to regulatory filings, professional fees and other costs as a result of becoming an independent publicly traded company. Allocated general and administrative were expenses allocated to us from Hilton relating to the spin-off which was completed on January 3, 2017.

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

	Year Ended December 31,			2017 vs 2016 Variance		2016 vs 2015 Variance
($ in millions)	2017	2016	2015	$	%	$	%
Depreciation and amortization	$29	$24	$22	$5	20.8%	$2	9.1%
License fee expense	87	80	74	7	8.8	6	8.1

Depreciation and amortization expense increased for the year ended December 31, 2017, compared to 2016, primarily due to asset transfers from Hilton during the fourth quarter of 2016, some of which we hold as property and equipment for future conversion into inventory.  The increase for the year ended December 31, 2016, compared to 2015, primarily due to additional leasehold improvements and capitalized software costs placed into service.

License fee expense increased for the years ended December 31, 2017 and 2016, compared to the respective prior periods, were as a result of increases in revenues during those periods.

Non-Operating Expenses

	Year Ended December 31,			2017 vs 2016 Variance		2016 vs 2015 Variance
($ in millions)	2017	2016	2015	$	%	$	%
Interest expense	$27	3	—	$24	NM(1)	$3	NM(1)
Allocated Parent interest expense	—	26	29	(26)	(100.0)%	(3)	(10.3)%
Equity in earnings from unconsolidated affiliate	(1)	—	—	(1)	NM(1)	—	NM(1)
Other loss, net	—	1	—	(1)	(100.0)	(1)	NM(1)
Income tax (benefit) expense	(16)	125	118	(141)	NM(1)	7	5.9

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in non-operating expenses for the year ended December 31, 2017, compared to 2016, is primarily due to (i) an increase in interest expense which directly relates to the financing transactions closed during and subsequent to the fourth quarter of 2016, (ii) a decrease in allocated parent interest expense primarily due to us being released from the unconditional obligation to guarantee certain Hilton allocated debt in November 2016, (iii) equity in earnings from unconsolidated affiliate relates to our 25 percent interest in BRE Ace LLC (see Note 8: Investment in Unconsolidated Affiliate in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information) and (iv) a decrease in our net deferred income tax liabilities primarily as a result of the Act enacted on December 22, 2017.

The change in non-operating expenses for the year ended December 31, 2016, compared to the same period in 2015, is due to (i) a decrease in allocated parent interest expense primarily due to us being released from the unconditional obligation to guarantee certain Hilton allocated debt in November 2016, (ii) an increase in interest expense which directly relates to the financing transactions closed during the fourth quarter of 2016 of which $2 million represents interest expenses to a related party (see Note 11: Debt & Non-recourse Debt in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information) and (iii) an increase in income tax expense as a result of non-deductible transaction costs.

2018 Outlook

Adoption of ASC 606

We adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018, under the modified retrospective method of adoption. Prior to the adoption of ASC 606, we recognized revenue and the related expenses from sales of VOI under construction using the percentage of completion method. As a result of the adoption of ASC 606, we will defer the recognition of revenue and the related expense until construction is completed.  While we are finalizing our evaluation of the impacts of the standard, the following tables show the estimated impact that ASC 606 would have had to our quarterly and annual 2017 operating results, EBITDA and Adjusted EBITDA if we had adopted ASC 606 utilizing the full retrospective method of adoption based on our evaluation to date.  See Note 2: Basis of Presentation and Summary of Significant Accounting Policies included in Item 8 of this Annual Report on Form 10-K for additional information.

	2017 Results Prior to ASC 606
($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$399	$439	$426	$447	$1,711
Total operating expenses	316	348	350	360	1,374
Net income	50	51	43	183	327
Earnings per share:
Basic	$0.51	$0.51	$0.43	$1.85	$3.30
Diluted	$0.51	$0.51	$0.43	$1.83	$3.28

Net income	$50	$51	$43	$183	$327
Interest expense	7	7	7	6	27
Income tax expense (benefit)	26	33	28	(103)	(16)
Depreciation and amortization	7	7	7	8	29
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated entities	—	—	2	1	3
EBITDA	90	98	87	95	370
Other (gain) loss, net	—	—	(1)	1	—
Share-based compensation expense	3	5	5	2	15
Other adjustment items (1)	1	3	3	3	10
Adjusted EBITDA	$94	$106	$94	$101	$395

(1)	For the year ended December 31, 2017, amount includes $8 million of costs associated with the spin-off transaction.

	2017 Results Adjusted for ASC 606 Adoption
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$388	$416	$413	$427	$1,644
Total operating expenses	307	340	342	345	1,334
Net income	48	42	40	169	299
Earnings per share:
Basic	$0.49	$0.42	$0.40	$1.70	$3.01
Diluted	$0.49	$0.42	$0.40	$1.68	$3.00

Net income	$48	$42	$40	$169	$299
Interest expense	7	7	7	6	27
Income tax expense (benefit)	26	27	26	(94)	(15)
Depreciation and amortization	7	7	7	6	27
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated entities	—	—	2	1	3
EBITDA	88	83	82	88	341
Other (gain) loss, net	—	—	(1)	1	—
Share-based compensation expense	3	5	5	2	15
Other adjustment items (1)	1	3	3	5	12
Adjusted EBITDA	$92	$91	$89	$96	$368

(1)	For the year ended December 31, 2017, amount includes $8 million of costs associated with the spin-off transaction.

Supplemental Information Regarding the Adoption of ASC 606

The following table provides supplemental information of Sales of VOIs for project(s) under construction for the year ended December 31, 2017, but will be deferred until construction is complete.

	2017
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales of VOI	$9	$13	$11	$17	$50
Cost of VOI sales	(5)	(3)	(3)	(5)	(16)
Sales, marketing, general and administrative expense	(1)	(2)	(2)	(2)	(7)

Liquidity and Capital Resources

Overview

Prior to the first quarter of 2017, any net cash generated by our business was transferred to Hilton, where it was centrally managed. Transfers of cash to and from Hilton for prior periods were reflected as a component of Net transfers (to) from Parent in our consolidated statements of cash flows.

As of December 31, 2017, we had total cash and cash equivalents of $297 million, including $51 million of restricted cash. The restricted cash balance relates to escrowed cash from our sales of our VOIs and reserves related to our non-recourse debt. See Note 11: Debt and Non-Recourse Debt included in Item 8 of this Annual Report on Form 10-K for additional information.

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

Sources and Uses of Our Cash

The following table summarizes our net cash flows related to our liquidity:

	Year Ended December 31,			2017 vs 2016 Variance		2016 vs 2015 Variance
($ in millions)	2017	2016	2015	$	%	$	%
Net cash provided by (used in):
Operating activities(2)	$356	$182	$152	$174	95.6%	$30	19.7%
Investing activities	(87)	(34)	(18)	(53)	NM(1)	(16)	88.9
Financing activities(2)	(123)	(76)	(119)	(47)	61.8	43	(36.1)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)

Reflects the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2: Significant Accounting Policies in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

Operating Activities

Cash flow provided by operating activities is primarily generated from (i) sales and financing of VOIs and (ii) net cash generated from managing our resorts, Club operations and providing related ancillary services. Cash flows used in operating activities primarily include spending for the acquisition of inventory, development of new phases of existing resorts and funding our working capital needs. Our cash flows from operations generally vary due to the following factors related to the sale of our VOIs; the degree to which our owners finance their purchase and our owners’ repayment of timeshare financing receivables; the timing of management and sales and marketing services provided; and cash outlays for VOI inventory acquisition and development. Additionally, cash flow from operations will also vary depending upon our sales mix of VOIs; over time, we generally receive more cash from the sale of an owned VOI as compared to that from a fee-for-service sale.

Net cash flows provided by operating activities increased by $174 million during the year ended December 31, 2017, compared to 2016, primarily as a result of improved operating results in both segments as well as increased sources of cash for working capital requirements along with the timing of following items: (i) a one-time $63 million deferral of estimated federal tax payments until January 2018 for regions impacted by Hurricane Irma, see Hurricane Irma section above for additional information and (ii) a reduction of inventory spending due to a deferral of certain VOI inventory expenditures until the first half of 2018. The following table exhibits our VOI inventory spending for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
($ in millions)	2017	2016	2015
VOI spending - owned properties	$45	$73	$93
VOI spending - fee-for-service upgrades	53	74	105
Total VOI inventory spending	$98	$147	$198

Net cash flows provided by operating activities decreased by $30 million during the year ended December 31, 2016, compared to 2015, primarily a result of improved operating results in both segments and a decrease in VOI inventory spending, partially offset by an increase in net issuances of timeshare financing receivables.

 Investing Activities

The following table summarizes our net cash used in investing activities:

	Year Ended December 31,			2017 vs 2016 Variance		2016 vs 2015 Variance
($ in millions)	2017	2016	2015	$	%	$	%
Capital expenditures for property and equipment	$(35)	$(26)	$(12)	$(9)	34.6%	$(14)	NM(1)
Software capitalization costs	(12)	(8)	(6)	(4)	50.0	(2)	33.3%
Investment in unconsolidated affiliate	(40)	—	—	(40)	NM(1)	—	NM(1)
Net cash used in investing activities	$(87)	$(34)	$(18)	$(53)	NM(1)	$(16)	88.9

(1)	Fluctuation in terms of percentage change is not meaningful.

Net cash used in investing activities increased by $53 million during the year ended December 31, 2017, compared to 2016, primarily due to a 25 percent investment interest in BRE Ace LLC (see Note 8: Investment in Unconsolidated Affiliate in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion) and higher capital expenditures for property and equipment.  Net cash used in investing activities increased by $16 million during the year ended December 31, 2016, compared to 2015, primarily due to higher capital expenditures for property and equipment.

Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the maintenance and renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

Financing Activities

The following table summarizes our net cash used in financing activities:

	Year Ended December 31,			2017 vs 2016 Variance		2016 vs 2015 Variance
($ in millions)	2017	2016	2015	$	%	$	%
Issuance of non-recourse debt	$350	$300	$—	$50	16.7%	$300	NM(1)
Repayment of non-recourse debt	(459)	(110)	(125)	(349)	NM(1)	15	(12.0)%
Repayment of debt	(10)	—	—	(10)	NM(1)	—	NM(1)
Issuance of debt	—	200	—	(200)	(100.0)	200	NM(1)
Debt issuance costs	(5)	(10)	—	5	(50.0)	(10)	NM(1)
Allocated debt activity	—	111	(87)	(111)	(100.0)	198	NM(1)
Net transfers (to) from Parent	—	(567)	95	567	(100.0)	(662)	NM(1)
Distribution to Parent	—	—	(2)	—	NM(1)	2	(100.0)
Proceeds from stock option exercises	1	—	—	1	NM(1)	—	NM(1)
Net cash used in financing activities	$(123)	$(76)	$(119)	$(47)	61.8	$43	(36.1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in net cash used in financing activities for the year ended December 31, 2017, compared to 2016, was primarily due to our financing transactions that occurred during the first quarter of 2017.  During the year ended December 31, 2017, we issued $350 million in non-recourse securitized debt and paid $5 million in debt issuance costs. The proceeds received from the non-recourse securitized debt were used to pay down a portion of our timeshare facility. We also paid $10 million of the principal amount of the senior secured term loan. See Note 11: Debt & Non-recourse Debt in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion. Additionally, following the spin-off date we no longer transfer cash to or from Hilton.

In 2016, subsequent to our guarantor obligation release of Hilton’s Allocated Parent Debt, we entered into several financing transactions including the issuance of our Senior Secured Credit Facilities (as defined herein), consisting of a $200 million variable-rate term loan facility (the “Term Loans”) and a revolving credit facility in an aggregate principal amount of up to $200 million, each with a five-year maturity, and incurred $4 million of debt issuance costs. Additionally, we issued $300 million aggregate principal amount of 6.125 percent senior unsecured notes due 2024 (the “Senior Unsecured Notes”) and recognized $8 million of debt issuance costs. See Note 11: Debt & Non-recourse Debt in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

The Timeshare Facility is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt and related assets. In August and December 2016, we amended the terms of the Timeshare Facility to, among other things, increase the borrowing capacity from $300 million to $450 million, allowing us to borrow up to the maximum amount until August 2018 and requiring all amounts borrowed to be repaid in August 2019. In connection with the amendments, we recognized $3 million of debt issuance costs. In December 2016, we borrowed $300 million under the Timeshare Facility. See Note 4: Timeshare Financing Receivables in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2017:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(1)	$643	$35	$70	$203	$335
Non-recourse debt(1)	619	153	354	64	48
Operating leases	78	14	23	18	23
Purchase commitments	372	3	196	91	82
Total contractual obligations	$1,712	$205	$643	$376	$488

(1)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 1.56 percent as of December 31, 2017.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2017, consisted of $372 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances, see Note 20: Commitments and Contingencies in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Subsequent Event

In February, we entered into a commitment to acquire $41 million of inventory.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. We believe that of our significant accounting policies, which are described in Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made are based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations.

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

Inventory and Cost of Sales

We use the relative sales value method of costing our VOI sales and relieving inventory, which requires us to make estimates subject to significant uncertainty. The estimates include future sales prices, timing and volume, provisions for loan losses on financed sales of VOIs, sales incentives, projected future cost and volume of recoveries, including inventory reacquired from our upgrade programs. We aggregate these factors to calculate total net cost of sales of VOIs as a percentage of net sales of VOIs and apply this ratio to allocate the cost of sales to recognized sales of VOIs. The effect of changes in these estimates over the life of a project are recognized on a retrospective basis through corresponding adjustments to inventory and cost of sales in the period in which the estimates are revised.

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

Allowance for Loan Losses

The allowance for loan losses is related to the receivables generated by our financing of VOI sales, which are secured by the underlying timeshare properties. We determine our timeshare financing receivables to be past due based on the contractual terms of the individual mortgage loans. We use a technique referred to as static pool analysis as the basis for determining our general reserve requirements on our timeshare financing receivables. The adequacy of the related allowance is determined by management through analysis of several factors requiring judgment, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including historic and assumed default rates.

Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 0.5 percentage point increase to our default rates used in the allowance calculation would increase our allowance for loan losses by approximately $8 million.

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

We are exposed to market risk from changes in interest rates, currency exchange rates and debt prices. We manage our exposure to these risks by monitoring available financing alternatives, through pricing policies that may take into account currency exchange rates and prior to the spin-off, through Hilton entering into derivative arrangements on our behalf. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or how we manage interest rates or currency rates or how we manage such exposure in the future.

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt, comprised of the term loans and our timeshare facility, of which the timeshare facility is without recourse to us. The interest rate is based on one-month LIBOR and we are most vulnerable to changes in this rate.

We intend to securitize timeshare financing receivables in the asset-backed financing market periodically. We expect to secure fixed-rate funding to match our fixed rate timeshare financing receivables. However, if we have floating-rate debt in the future, we will monitor the interest rate risk and evaluate opportunities to mitigate such risk through the use of derivative instruments.

To the extent we utilize variable-rate indebtedness in the future, any increase in interest rates beyond amounts covered under any corresponding derivative financial instruments, particularly if sustained, could have an adverse effect on our net income, cash flows and financial position. Hedging transactions we enter into may not adequately mitigate the adverse effects of interest rate increases or that counterparties in those transactions will honor their obligations.

The following table sets forth the contractual maturities, weighted average interest rates and the total fair values as of December 31, 2017, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2018	2019	2020	2021	2022	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	11.919%	$74	$72	$70	$65	$57	$133	$471	$505
Fixed-rate unsecuritized timeshare financing receivables	12.311%	73	63	69	74	79	383	741	787
Liabilities:(3)
Fixed-rate debt(4)	3.897%	140	122	89	34	26	348	759	777
Variable-rate debt(4)	3.354%	10	139	10	160	—	—	319	323

(1)	Weighted average interest rate as of December 31, 2017.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Fixed-rate debt includes principal outstanding debt of $300 million and non-recourse debt of $459 million as of December 31, 2017. Variable-rate debt includes principal outstanding debt of $190 million and non-recourse debt of $129 million as of December 31, 2017. See Note 11: Debt & Non-recourse Debt in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

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

HILTON GRAND VACATIONS INC.

Management's Report on Internal Control Over Financial Reporting

Management of Hilton Grand Vacations Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hilton Grand Vacations Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hilton Grand Vacations Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

Certified Public Accountants

We have served as the Company’s auditor since 2016.

Orlando, Florida

March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hilton Grand Vacations Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hilton Grand Vacations Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Grand Vacations Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Certified Public Accountants

Orlando, Florida

March 1, 2018

HILTON GRAND VACATIONS INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$246	$48
Restricted cash	51	103
Accounts receivable, net of allowance for doubtful accounts of $9 and $6	112	123
Timeshare financing receivables, net	1,071	1,025
Inventory	509	513
Property and equipment, net	238	256
Investment in unconsolidated affiliate	41	—
Intangible assets, net	72	70
Other assets	44	42
TOTAL ASSETS (variable interest entities - $471 and $258)	$2,384	$2,180
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$339	$231
Advanced deposits	104	103
Debt, net	482	490
Non-recourse debt, net	583	694
Deferred revenues	109	106
Deferred income tax liabilities	249	389
Total liabilities (variable interest entities - $455 and $245)	1,866	2,013
Commitments and contingencies - see Note 20
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 99,136,304 and 98,802,597 issued and outstanding as of December 31, 2017 and 2016, respectively	1	1
Additional paid-in capital	162	138
Accumulated retained earnings	355	28
Total equity	518	167
TOTAL LIABILITIES AND EQUITY	$2,384	$2,180

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Sales of VOIs, net	$548	$508	$492
Sales, marketing, brand and other fees	544	499	457
Financing	147	134	127
Resort and club management	158	143	125
Rental and ancillary services	179	173	164
Cost reimbursements	135	126	110
Total revenues	1,711	1,583	1,475
Expenses
Cost of VOI sales	148	152	173
Sales and marketing	663	605	541
Financing	43	32	32
Resort and club management	43	36	32
Rental and ancillary services	122	113	113
General and administrative	104	92	57
Depreciation and amortization	29	24	22
License fee expense	87	80	74
Cost reimbursements	135	126	110
Total operating expenses	1,374	1,260	1,154
Interest expense	(27)	(3)	—
Allocated Parent interest expense	—	(26)	(29)
Equity in earnings from unconsolidated affiliate	1	—	—
Other loss, net	—	(1)	—
Income before income taxes	311	293	292
Income tax benefit (expense)	16	(125)	(118)
Net income	$327	$168	$174
Earnings per share:(1)
Basic	$3.30	$1.70	$1.76
Diluted	$3.28	$1.70	$1.76

(1)

For the years ended December 31, 2016 and 2015, basic and diluted earnings per share was calculated based on shares distributed to Hilton Grand Vacations’ shareholders on January 3, 2017. See Note 17: Earnings Per Share for further discussion.

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income	$327	$168	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29	24	22
Amortization of deferred financing costs and other	5	5	5
Provision for loan losses	58	49	39
Other loss, net	—	1	—
Share-based compensation	15	—	—
Deferred income taxes	(129)	23	20
Equity in earnings from unconsolidated affiliate	(1)	—	—
Net changes in assets and liabilities:
Accounts receivables, net	12	(30)	(6)
Timeshare financing receivables, net	(103)	(98)	(88)
Inventory	47	7	(38)
Other assets	(4)	(4)	2
Accounts payable, accrued expenses and other	95	28	18
Advanced deposits	1	7	(1)
Deferred revenues	3	3	3
Other	1	(1)	2
Net cash provided by operating activities	356	182	152
Investing Activities
Capital expenditures for property and equipment	(35)	(26)	(12)
Software capitalization costs	(12)	(8)	(6)
Investment in unconsolidated affiliate	(40)	—	—
Net cash used in investing activities	(87)	(34)	(18)
Financing Activities
Issuance of non-recourse debt	350	300	—
Repayment of non-recourse debt	(459)	(110)	(125)
Repayment of debt	(10)	—	—
Issuance of debt	—	200	—
Debt issuance costs	(5)	(10)	—
Allocated debt activity	—	111	(87)
Net transfers (to) from Parent	—	(567)	95
Distribution to Parent	—	—	(2)
Proceeds from stock option exercises	1	—	—
Net cash used in financing activities	(123)	(76)	(119)
Net increase in cash, cash equivalents and restricted cash	146	72	15
Cash, cash equivalents and restricted cash, beginning of period	151	79	64
Cash, cash equivalents and restricted cash, end of period	$297	$151	$79
Supplemental Disclosures (1)

(1)	For supplemental disclosures, see Note 21: Supplemental Disclosures of Cash Flow Information.

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions)

	Common Stock		Parent Equity	Additional Paid-in	Accumulated Retained	Total
	Shares	Amount	(Deficit)	Capital	Earnings	Equity
Balance as of December 31, 2014	—	$—	$(373)	$—	$—	$(373)
Net income	—	—	174	—	—	174
Net transfers from Parent	—	—	95	—	—	95
Distribution to Parent	—	—	(2)	—	—	(2)
Balance as of December 31, 2015	—	—	(106)	—	—	(106)
Net income(1)	—	—	140	—	28	168
Net transfers to Parent	—	—	(567)	—	—	(567)
Capital contribution from Parent	—	—	672	—	—	672
Issuance of common stock(2)	99	1	(1)	—	—	—
Reclassification of Parent equity to additional paid-in capital(2)	—	—	(138)	138	—	—
Balance as of December 31, 2016	99	1	—	138	28	167
Net income	—	—	—	—	327	327
Deferred intercompany transaction(3)	—	—	—	9	—	9
Activity related to share-based compensation	—	—	—	12	—	12
Other(3)	—	—	—	3	—	3
Balance as of December 31, 2017	99	$1	$—	$162	$355	$518

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

(3)       Includes pre-spin tax adjustment, refer to Note 15: Income Taxes for further discussion.

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Spin-off from Hilton Worldwide Holdings Inc.

During 2016, Hilton Worldwide Holdings Inc. (“Former Hilton Parent” and together with its then consolidated subsidiaries “Hilton”) completed an internal reorganization to contribute to Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) its U.S. and non- U.S. timeshare subsidiaries, including Hilton Resorts Corporation in preparation of the tax-free spin-offs of Park Hotels & Resorts Inc. (“Park”) and HGV.  We are a Delaware corporation formed on May 2, 2016. On May 4, 2016, the Company issued 100 shares of its common stock, par value $0.01 per share, to Park for $1.00 in cash. On October 24, 2016, the Company issued one share of its common stock, par value $0.01 per share, to Park in connection with the contribution by Park of all shares of common stock of Hilton Resorts Corporation owned by Park to HGV. Net income earned prior to October 24, 2016, is included in Additional paid-in capital instead of Accumulated retained earnings since the accumulation of retained earnings began as of the date of issuance of the Company’s common stock to Park. The issuance of such share of common stock was not registered under the Securities Act, because the share was issued in a transaction by the issuer not involving any public offering exempt from registration under Section 4(a)(2) of the Securities Act. We filed a Registration Statement on Form 10 describing the transaction with the U.S. Securities and Exchange Commission (the “SEC”) which was declared effective on December 2, 2016.

On December 30, 2016, we filed an Amended & Restated Charter with an effective date of 4:59 p.m., Eastern time, on January 3, 2017, whereby our shares were split into 98,802,597 shares using a formula by reference to the number of Hilton shares outstanding.

On January 3, 2017, the spin-offs were completed, and we became a separate publicly-traded company on the New York Stock Exchange under the ticker symbol “HGV,” and Hilton did not retain any ownership interest in our company. In connection with the completion of the spin-off, we entered into agreements with Hilton (who at the time was a related party) and other third parties, including licenses to use the Hilton brand. The audited consolidated financial statements reflect the effect of these agreements. For the year ended December 31, 2017, we incurred $178 million in costs relating to the agreements entered with Hilton. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business for further information.

Prior to the spin-off, we had a number of existing arrangements whereby Hilton and others provided services to us.  See Note 18: Related Party Transactions for additional information.  In addition, Hilton maintained a share-based compensation plan for the benefit of its officers, directors and employees which was presented as a component of Net transfers (to) from Parent, a financing activity, on the consolidated statements of cash flows. Subsequent to the spin-off, share-based compensation expense is presented as a component of operating activities on the consolidated statements of cash flows.

Our Business

Hilton Grand Vacations is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; operating resorts; financing and servicing loans provided to consumers for their timeshare purchases; and managing our points-based Hilton Grand Vacations Club exchange program (the “Club”). As of December 31, 2017, we had 48 resorts, comprised of 8,102 units, located in the United States (“U.S.”) and Europe.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include 100 percent of our assets, liabilities, revenues, expenses and cash flows and all entities in which we have a controlling financial interest. Through the date of the spin-off, the consolidated financial statements presented herein were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Hilton.

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

All of our significant transactions with Hilton had been included in these consolidated financial statements. The net effect of the settlement of any intercompany transactions prior to the spin-off has been included in the consolidated statements of cash flows as a financing activity within Net transfers (to) from Parent.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates.

We review our estimate of the expected redemption of expired prepaid discounted vacation packages (“packages”) on an ongoing basis. We only reduce the liability for expired packages when a package is redeemed or the likelihood of redemption is remote. This review considers factors such as historical experience, current business practices for pursuing individuals to redeem expired packages and the sufficiency and reliability of data available following a change in those redemption business practices. Previously, we concluded that redemption of an expired package was remote once a package had been expired for six months and therefore retained the liability until six months after expiration. During our review in the second quarter of 2017, we determined that we had sufficiently reliable updated information under current business practices to revise our estimate of expired packages that we expected to redeem. As a result, during the second quarter of 2017, we changed our accounting estimate for expected redemptions of expired packages to relieve a portion of the remaining liability post expiration and recorded an $11 million reduction to the Advanced Deposits liability, with corresponding increases to Sales, marketing, brand and other fees revenue of $10 million and Accounts payable, accrued expenses and other for the related sales tax liability of $1 million. As a result, for the year ended December 31, 2017, our net income increased by $10 million and basic and diluted earnings per share increased by $0.10.

Allocations

Prior to the spin-off, our consolidated financial statements included certain indirect general and administrative costs allocated to us by Hilton for certain functions and services including, but not limited to, executive office, finance and other administrative support primarily on the basis of financial and operating metrics that Hilton had historically used to allocate resources and evaluate performance against its strategic objectives. Both we and Hilton considered the basis on which expenses had been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. These costs were included in General and administrative in our consolidated statements of operations, for the years ended December 31, 2016 and 2015.

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

We account for rental operations of unsold VOIs, including accommodations provided through the use of our vacation sampler programs, as incidental operations. Incremental carrying costs in excess of incremental revenues are recognized in the period incurred. In all periods presented, incremental carrying costs exceeded incremental revenues and all revenues and expenses are recognized in the period earned or incurred.

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

Other than the United States, there were no countries that individually represented more than 10 percent of total revenues for the years ended December 31, 2017, 2016 and 2015.

We earn commission and other fees related to fee-for-service agreements to sell VOIs.  For the years ended December 31, 2017, 2016 and 2015, approximately 15 percent, 11 percent and 10 percent, respectively, of our total revenue was earned from one customer.

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

We evaluate this portfolio collectively, since we hold a large group of homogeneous timeshare financing receivables, which are individually immaterial. We monitor the credit quality of our receivables on an ongoing basis. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for determining our loan loss reserve requirements on our timeshare financing receivables. For static pool analysis, we use three key dimensions to stratify our portfolio: FICO scores and equity percentage at the time of sale. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

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

Inventory and Cost of Sales

Inventory includes unsold, completed VOIs; VOIs under construction; and land and infrastructure held for future VOI product development at our current resorts. We carry our completed VOI inventory at the lower of cost or estimated fair value, less costs to sell, which can result in impairment losses and/or recoveries of previous impairments.   Projects under development, along with land and infrastructure for future development are under held and use impairment model and are reviewed for indicators of impairment quarterly.

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

Property and Equipment

Property and equipment includes land, building and leasehold improvements and furniture and equipment at our corporate offices, sales centers and management offices. Additionally, certain property and equipment is held for future conversion into inventory. Construction-in-progress primarily relates to leasehold improvements not yet placed in service. Property and equipment are recorded at cost. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. Other than the United States, there were no countries that individually represented over 10 percent of total property and equipment, net as of December 31, 2017 and 2016.

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

Deferred Financing Costs

Deferred financing costs, including legal fees and upfront lenders fees, related to the Company’s debt and non-recourse debt are deferred and amortized over the life of the respective debt using the effective interest method. These capitalized costs are included in Other Assets or Debt, net in our consolidated balance sheets (see Note 11:  Debt & Non-recourse debt for additional information. The amortization of deferred financing costs is included in interest expense in our consolidated statements of operations.

Costs Incurred to Sell VOIs

We expense indirect sales and marketing costs we incur to sell VOIs when incurred. Deferred selling and marketing expenses, which are direct selling and marketing costs related either to an unclosed contract or a contract for which 100 percent of revenue has not yet been recognized, were $8 million and $9 million as of December 31, 2017 and 2016, respectively, and were included in Other assets in our consolidated balance sheets.

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

Currency Translation

The U.S. dollar is our reporting currency and is the functional currency of the majority of our operations. Income and expense accounts are remeasured at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to transactions denominated in a currency other than an entity’s functional currency or intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized as loss on foreign currency transactions included in Other loss, net our consolidated statements of operations.

Share-Based Compensation Costs

Certain of our employees participate in our 2017 Omnibus Incentive Plan (the “Stock Plan”) which compensates eligible employees and directors with restricted stock units (“RSUs”) and nonqualified stock options (“options”). We record compensation expense based on the share-based awards granted to our employees.

Share-based compensation awards issued prior to the spin-off have been converted to reflect the separation from Hilton. Upon the separation on January 3, 2017, holders of Hilton share-based awards received an adjusted award based on our shares. The adjustments were designed to generally preserve the fair value of each award before and after the separation.

•

RSUs vest in annual installments over three years from the date of grant, subject to the individual’s continued employment through the applicable vesting date. Vested RSUs generally will be settled for Hilton Grand Vacation’s common stock. The grant date fair value is equal to Hilton Grand Vacation’s closing stock price on the date of grant.

•

Options vest over three years in equal annual installments from the date of grant, subject to the individual’s continued employment through the applicable vesting date, and will terminate 10 years from the date of grant or earlier if the individual’s service terminates. The exercise price is equal to the closing price of the Hilton Grand Vacation’s common stock on the date of grant. The grant date fair value is estimated using the Black-Scholes-Merton Model.

We recognize the cost of services received in share-based payment transactions with employees as services are received and recognize a corresponding change in Total Equity in our consolidated balance sheets. The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Compensation expense is recognized ratably over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award.

Income Taxes

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

We use a prescribed recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. For all income tax positions, we first determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If it is determined that a position meets the more-likely-than-not recognition threshold, the benefit recognized in the financial statements is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

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

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes provisions intended to simplify several aspects of the accounting and presentation of share-based payments. These provisions include the recognition of the income tax effects of awards in the consolidated statement of operations when the awards vest or are settled, permitting an employer to withhold shares in an amount up to the employee’s maximum individual tax rate without resulting in liability classification of the award, permitting entities to make a policy election to account for forfeitures as they occur, and changes to the classification of tax-related cash flows resulting from share-based payments and cash payments made to taxing authorities on the employee’s behalf on the statement of cash flows. This ASU 2016-09 was effective for reporting periods beginning after December 15, 2016. We adopted ASU 2016-09 retrospectively as of January 1, 2017 and have applied to all periods herein with no material impact to our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, (“ASU 2016-18”) Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to provide guidance on the presentation of restricted cash or restricted cash equivalents and reduce the diversity in practice. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. We elected, as permitted by the standard, to early adopt ASU 2016-18 retrospectively as of January 1, 2017 and have applied it to all periods presented herein. The adoption of ASU 2016-18 did not have a material impact to our consolidated financial statements. The effect of the adoption of ASU 2016-18 on our consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalent and restricted cash. The change in restricted cash was previously disclosed in operating activities and financing activities in the consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 804): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. We elected, as permitted by the standard, to early adopt ASU 2017-01 prospectively as of January 1, 2017. The adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). Since its issuance, there have been several amendments to the standard prior to its adoption. The new standard, as amended, replaces all current GAAP guidance on this topic and eliminates all industry-specific guidance.  The new revenue recognition guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

           Effective January 1, 2018, we will adopt ASC 606 using the modified retrospective approach in which the cumulative effect of applying the new standard will be recognized at the date of initial application with an adjustment to our opening balance of retained earnings.  This approach applies to all contracts as of January 1, 2018.   We are finalizing our evaluation of the impacts of the standard, specifically with regards to (1) the allocation of the transaction price to our identified performance obligations in VOI sales and marketing packages, (2) the historical deferral of VOI sales due to the initial and continuing investment criteria and 3) the recognition of breakage on prepaid discounted vacation packages. We do not anticipate significant changes to our consolidated financial statements aside from the following:

•

Sales of VOIs, net – We currently recognize revenue for sales of VOIs under construction in accordance with the percentage of completion method.  Upon the adoption of ASC 606, the timing of revenue recognition for Sales of VOIs under construction and all related direct costs will be deferred until the completion of construction activities and the permissible occupancy of the timeshare development by our customers.  Compared with current accounting, this will result in a deferral of all revenues and associated expenses for sales of VOIs under construction until construction is complete.  As a result, we anticipate an approximate $66 million reduction of Accumulated retained earnings as of January 1, 2018.

•

Sales, marketing, brand and other fees – We currently recognize revenue from prepaid discounted vacation packages when a package is redeemed or the likelihood of redemption is remote post expiration.  Upon the adoption of ASC 606, using a portfolio approach, we will recognize the expected breakage on packages not expected to be redeemed as Sales, marketing, brand and other fees proportionately when our other customers redeem their packages.

•

Sales, marketing, brand and other fees – Certain sales incentives where we are acting as the agent (e.g., delivery of Hilton Honors points) will be recognized on a net basis in Sales, marketing, brand and other fees. This presentation change will have no impact on Accumulated retained earnings as of January 1, 2018.

See the unaudited 2018 Outlook section of Item 8 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K for additional information.

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

Note 3: Restricted Cash

Restricted cash was as follows:

	December 31,
($ in millions)	2017	2016
Escrow deposits on VOI sales	$29	$81
Reserves related to non-recourse debt(1)	22	22
	$51	$103

(1)	See Note 11: Debt & Non-recourse Debt for further discussion.

Note 4: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	December 31, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Timeshare financing receivables	$471	$741	$1,212
Less: allowance for loan loss	(27)	(114)	(141)
	$444	$627	$1,071

	December 31, 2016
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Timeshare financing receivables	$253	$892	$1,145
Less: allowance for loan loss	(9)	(111)	(120)
	$244	$781	$1,025

 The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. As of December 31, 2017, our timeshare financing receivables had interest rates ranging from 5.3 percent to 20.5 percent, a weighted average interest rate of 12.2 percent, a weighted average remaining term of 7.7 years and maturities through 2028.

We pledge a portion of our timeshare financing receivables as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) with a borrowing capacity of $450 million. In connection with the spin-off, in December 2016, we drew down $300 million under the Timeshare Facility to primarily settle historical intercompany obligations to Hilton. See Note 11: Debt & Non-recourse Debt for further discussion. As of December 31, 2017 and 2016, we had $143 million and $509 million, respectively, of gross timeshare financing receivables securing the Timeshare Facility. We recognize interest income on our timeshare financing receivables as earned. We record an estimate of uncollectibility as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale.

In March 2017, we completed a securitization of approximately $357 million of gross timeshare financing receivables and issued approximately $291 million of 2.66 percent notes and approximately $59 million of 2.96 percent notes, which have a stated maturity date of December 2028. The securitization transaction did not qualify as sales and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing; therefore, the proceeds from the transaction are presented as non-recourse debt (collectively, the “Securitized Debt”). The proceeds were used to pay down a portion of our timeshare facility.

Our timeshare financing receivables as of December 31, 2017 mature as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
Year
2018	$74	$73	$147
2019	72	63	135
2020	70	69	139
2021	65	74	139
2022	57	79	136
Thereafter	133	383	516
	471	741	1,212
Less: allowance for loan loss	(27)	(114)	(141)
	$444	$627	$1,071
Our gross timeshare financing receivables balances by FICO score were as follows:

	December 31,
($ in millions)	2017	2016
FICO score
700+	$770	$725
600-699	225	211
<600	28	28
No score(1)	189	181
	$1,212	$1,145

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

As of December 31, 2017 and 2016, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $49 million and $38 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	December 31, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$462	$685	$1,147
31 - 90 days past due	6	10	16
91 - 120 days past due	1	4	5
121 days and greater past due	2	42	44
	$471	$741	$1,212

	December 31, 2016
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$248	$847	$1,095
31 - 90 days past due	3	9	12
91 - 120 days past due	1	4	5
121 days and greater past due	1	32	33
	$253	$892	$1,145

The changes in our allowance for loan loss were as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
December 31, 2014	$28	$68	$96
Write-offs	—	(29)	(29)
Provision for loan loss(1)	(11)	50	39
December 31, 2015	17	89	106
Write-offs	—	(35)	(35)
Provision for loan loss(1)	(8)	57	49
December 31, 2016	9	111	120
Write-offs	—	(37)	(37)
Securitizations	28	(28)	—
Provision for loan loss(1)	(10)	68	58
December 31, 2017	$27	$114	$141

(1)	Includes activity related to repurchase of defaulted and upgraded securitized timeshare financing receivables, net of incremental provision for loan loss.

Note 5: Inventory

Inventory was as follows:

	December 31,
($ in millions)	2017	2016
Completed unsold VOIs	$191	$233
Construction in process	60	20
Land, infrastructure and other	258	260
	$509	$513

We benefited from $4 million and $10 million in costs of sales true-ups relating to VOI products for the years ended December 31, 2017 and 2016, respectively, which resulted in a $4 million and $10 million increase to the carrying value of inventory as of December 31, 2017 and 2016, respectively. Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	December 31,
($ in millions)	2017	2016	2015
Cost of VOI sales related to fee-for-service upgrades	$36	$49	$67

          In 2017, we had non-cash transfers from property and equipment into inventory.  See Note 21: Supplemental Disclosure of Cash Flow Information for additional information.

In 2016, Hilton transferred certain hotel assets to us for conversion to vacation ownership units. See Note 18: Related Party Transactions for further discussion.

Note 6: Property and Equipment

Property and equipment and related accumulated depreciation were as follows:

	December 31,
($ in millions)	2017	2016
Land	$53	$71
Buildings and leasehold improvements	182	185
Furniture and equipment	48	44
Construction-in-progress	20	12
	303	312
Accumulated depreciation	(65)	(56)
	$238	$256

In 2017, we had non-cash transfers from property and equipment to inventory.  See Note 21: Supplemental Disclosure of Cash Flow Information for additional information.

In 2016, Hilton transferred certain property and equipment to us for future conversion to vacation ownership units. See Note 18: Related Party Transactions for further discussion.

Depreciation expense on property and equipment was $17 million, $12 million, and $10 million for the years ended December 31, 2017, 2016 and 2015 respectively.

Note 7: Consolidated Variable Interest Entities

As of December 31, 2017 and 2016, we consolidated three and two VIEs, respectively, that issued debt securitized by our timeshare financing receivables (the “Securitized Debt”), which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of the respective entities.

Our consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	December 31,
($ in millions)	2017	2016
Restricted cash	$18	$10
Timeshare financing receivables, net	445	244
Non-recourse debt(1)	454	244

(1)	Net of deferred financing costs.

During the years ended December 31, 2017, 2016 and 2015, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 8: Investment in Unconsolidated Affiliate

On July 18, 2017, we entered into an agreement with BRE Ace Holdings LLC, a Delaware limited liability company (“BRE Ace Holdings”), an affiliate of The Blackstone Group L.P. (“Blackstone”) and formed BRE Ace LLC, a VIE.  Because we are not the primary beneficiary, we do not consolidate BRE Ace LLC. Pursuant to the agreement, we contributed $40 million in cash for a 25 percent interest in BRE Ace LLC, which owns a 1,201-key timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations,” located in Las Vegas, Nevada.  Our investment interest in and equity earned from BRE Ace LLC are included in the consolidated balance sheets as Investment in unconsolidated affiliate and in the consolidated statements of operations as Equity in earnings from unconsolidated affiliate, respectively.

BRE Ace LLC had debt of $199 million and non-recourse debt of $289 million as of December 31, 2017.  The debt and non-recourse debt are secured by its assets and are without recourse to us.  Our maximum exposure to loss as a result of our investment interest in BRE Ace LLC is primarily limited to the carrying amount of the investment which totals $41 million as of December 31, 2017, as well as receivables for commission and other fees earned under a fee-for-service arrangement.  See Note 18:  Related Party Transactions for additional information.

Note 9: Intangible Assets

Intangible assets and related amortization expense were as follows:

	December 31, 2017
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$88	$(37)	$51
Capitalized software	51	(30)	21
	$139	$(67)	$72

	December 31, 2016
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$88	$(33)	$55
Capitalized software	41	(26)	15
	$129	$(59)	$70

Amortization expense on intangible assets was $12 million for each of the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the weighted average amortization period on management agreements was 14.1 years and capitalized software was 2.7 years We had approximately $15 million and $8 million of capitalized software additions for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, we estimated our future amortization expense for our amortizing intangible assets to be as follows:

($ in millions)	Future Amortization Expense
Year
2018	$13
2019	11
2020	9
2021	5
2022	4
Thereafter	30
$72

Note 10: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
($ in millions)	2017	2016
Accrued employee compensation and benefits	$70	$64
Accounts payable	45	31
Bonus point incentive liability	52	46
Due to Hilton	23	5
Income taxes payable(1)	64	1
Other accrued expenses(2)	85	84
	$339	$231

(1)

During the year ended December 31, 2017, we deferred approximately $63 million in federal tax payment as permitted by the federal government pursuant to a tax relief program for regions impacted by Hurricane Irma. See Item 7 Management’s Discussion and Analysis of Financial Condition and Result of Operations for additional information.

(2)	Other accrued expenses consist of taxes, rent, interest and other accrued balances.

Note 11: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	December 31
($ in millions)	2017	2016
Debt(1)
Senior secured credit facilities:
Term loans with an average rate of 3.814%, due 2021	$190	$200
Senior notes with a rate of 6.125%, due 2024	300	300
	490	500
Less: unamortized deferred financing costs and discount(2)(3)	(8)	(10)
	$482	$490

(1)	For the years ended December 31, 2017 and 2016, weighted average interest rates were 5.229 percent and 4.851 percent, respectively.
(2)

Amount includes deferred financing costs of $1 million and $7 million as of December 31, 2017 and $2 million and $8 million as of December 31, 2016, relating to our term loan and senior notes, respectively.

(3)	Amount does not include deferred financing costs of $2 million as of December 31, 2017 and 2016, relating to our revolving facility included in Other Assets in our consolidated balance sheets.

Senior Secured Credit Facilities

In December 2016, we entered into the senior secured facilities (the “Senior Secured Credit Facilities”), consisting of a $200 million variable rate term loan facility (the “Term Loans”) and a revolving credit facility in an aggregate principal amount of up to $200 million (the “Revolving Facility”), each with a five-year maturity. The Revolving Facility has borrowing capacity available in an amount up to $30 million for letters of credit and $10 million for short-term borrowings. As of December 31, 2017, we had $1 million of outstanding letter of credit under the Revolving Facility.

We are required to pay an unused commitment fee of 0.35 percent per annum under the Revolving Facility for unused commitments thereunder. The Term Loans bear interest at a variable rate, which is payable monthly. The Senior Secured Credit Facilities provide the option to increase the amount available under the Term Loans and/or the Revolving Credit Facility by an aggregate of up to $300 million plus an unlimited amount subject to compliance with a first lien net leverage ratio not to exceed 0.25:1.00.

The obligations under the Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by us and certain of our subsidiaries. We are in compliance with all applicable financial covenants as of December 31, 2017.

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

The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of December 31, 2017.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	December 31
($ in millions)	2017	2016
Non-recourse debt(1)
Timeshare Facility with an average rate of 2.675%, due 2019	$129	$450
Securitized Debt with an average rate of 2.441%, due 2028	459	246
	588	696
Less: unamortized deferred financing costs(2)	(5)	(2)
	$583	$694

(1)	For the years ended December 31, 2017 and 2016, weighted average interest rates were 2.492 percent and 1.946 percent, respectively.
(2)

Amount relates to Securitized Debt only and does not include deferred financing costs of $2 million and $3 million as of December 31, 2017 and 2016, respectively, relating to our Timeshare Facility included in Other Assets in our consolidated balance sheets.

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

In March 2017, we completed a securitization of approximately $357 million of gross timeshare financing receivables and issued approximately $291 million of 2.66 percent notes and approximately $59 million of 2.96 percent notes due December 2028. The Securitized Debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interests. The Securitized Debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt. The proceeds from the securitization were used to pay down a portion of our Timeshare Facility.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $22 million as of December 31, 2017 and 2016, and were included in Restricted cash in our consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of December 31, 2017 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2018	$10	$140	$150
2019	10	251	261
2020	10	89	99
2021	160	34	194
2022	—	26	26
Thereafter	300	48	348
	$490	$588	$1,078

Note 12: Deferred Revenues

Deferred revenues were as follows:

	December 31,
($ in millions)	2017	2016
Deferred VOI sales	$45	$46
Club activation fees	54	45
Other	10	15
	$109	$106

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

Note 13: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	December 31, 2017
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$1,071	$—	$1,292
Liabilities:
Debt(2)	482	329	194
Non-recourse debt(2)	583	—	577

	December 31, 2016
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$1,025	$—	$1,147
Liabilities:
Debt(2)	490	314	200
Non-recourse debt(2)	694	—	696

(1)	Carrying amount includes allowance for loan loss.
(2)	Carrying amount includes unamortized deferred financing costs and discount.

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

The estimated fair values of our Level 1 debt was based on prices in active debt markets. The estimated fair value of our Level 3 debt and non-recourse debt were as follows:

•	Debt – based on indicative quotes obtained for similar issuances and projected future cash flows discounted at risk-adjusted rates
•	Non-recourse debt – based on projected future cash flows discounted at risk-adjusted rates.

We do not have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2017 or 2016.

Note 14: Leases

We lease sales centers, office space and equipment under operating leases. Our operating leases may require minimum rent payments, contingent rent payments based on a percentage of revenue or income or rent payments equal to the greater of a minimum rent or contingent rent. Our leases expire at various dates from 2018 through 2026, with varying renewal options.

The future minimum rent payments under non-cancelable leases, due in each of the next five years and thereafter as of December 31, 2017, were as follows:

($ in millions)	Operating Leases
Year
2018	$14
2019	12
2020	11
2021	10
2022	8
Thereafter	23
Total minimum rent payments	$78

Rent expense for all operating leases was as follows:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Minimum rentals	$17	$16	$12
Contingent rentals	3	1	5
	$20	$17	$17

Note 15: Income Taxes

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law.  HGV follows the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of Accounting Standards Codification Topic 740 (“ASC Topic 740”) in situations where we do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when we have obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act.  However, in certain cases, as described below, we have made a reasonable estimate of the effects on the one-time repatriation tax and its existing deferred tax balances. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.  In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the Act.  Additionally, we have not yet elected an accounting policy to account for the tax upon Global Intangible Low-Taxed Income in either of the following ways: 1) as a period charge in the future period the tax arises or 2) as part of deferred taxes related to the investment or subsidiary.

One-Time Repatriation Tax:  We have included a provisional current income tax payable in the amount of $1 million (net of applicable foreign tax credit) related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings. The provisional amount is based on information currently available, including estimated tax earnings and profits from foreign investments. We will continue to gather and analyze information, including historical adjustments to earnings and profits of foreign subsidiaries, in order to complete the accounting for the effects of the estimated transition tax. It is our intention to complete the necessary analysis within the measurement period.

Deferred tax assets and liabilities:  We have re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-

measurement of our deferred tax balance was $132 million of deferred tax benefit, which consisted primarily of the re-measurement of deferred tax assets and liabilities from 35% to 21%.

The Company was a party to several intercompany asset transfers with Hilton prior to the spin-off. As required under U.S. tax regulations, the gain resulting from the intercompany transfer of these assets should be deferred and no deferred tax asset or liability should be recognized until a recognition event occurs.  On January 3, 2017, Hilton executed a tax-free spin-off of HGV, which met the requirement of a recognition event. On the spin-off date, for the assets transferred, we recognized a stepped-up tax basis, re-measured the asset by applying applicable tax rate changes and evaluated the realizability of the asset. This resulted in a reduction to our net deferred tax liability and an increase in our Additional paid-in capital of $9 million on our consolidated balance sheet as of December 31, 2017.  Additionally, upon Hilton’s filing of the pre spin-off income tax returns, we recorded a return-to-provision true-up, which resulted in a reduction to our net deferred tax liability and an increase in our Additional paid-in capital of $1 million on the consolidated balance sheet as of December 31, 2017.

Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of income before taxes were as follows:

	Year Ended December 31,
($ in millions)	2017	2016	2015
U.S. income before tax	$283	$270	$275
Foreign income before tax	28	23	17
Income before taxes	$311	$293	$292

The components of our provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Current:
Federal	$94	$87	$85
State	11	8	7
Foreign	8	7	6
Total current	113	102	98
Deferred:
Federal	(137)	21	18
State	8	2	2
Total deferred	(129)	23	20
Total provision for income taxes	$(16)	$125	$118

Reconciliations of our tax provision at the U.S. statutory rate to the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Statutory U.S. federal income tax provision	$109	$102	$102
State and local income taxes, net of U.S. federal tax benefit	12	10	9
Foreign income tax expense	7	7	6
U.S. benefit of foreign taxes	(7)	(7)	(6)
Non-deductible transactions costs	—	5	—
Interest on installment sales, net of U.S. federal tax benefit	3	7	7
Interest on installment sales adjustment	(5)	—	—
U.S. tax reform: one-time repatriation tax	1	—	—
U.S. tax reform: remeasurement of deferred tax	(132)	—	—
U.S. tax reform: remeasurement of long-term interest liability on installment sales, net of federal tax benefit at 21%	(2)	—	—
Other	(2)	1	—
Provision for income taxes	$(16)	$125	$118

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The compositions of net deferred tax balances were as follows:

	December 31,
($ in millions)	2017	2016
Deferred income taxes assets	$1	$—
Deferred income tax liabilities	(250)	(389)
Net deferred taxes	$(249)	$(389)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were as follows:

	December 31,
($ in millions)	2017	2016
Deferred tax assets:
Compensation	$9	$11
Other reserves	42	52
Deferred tax assets	51	63
Deferred tax liabilities:
Property and equipment	(54)	(87)
Amortizable intangible assets	(10)	(17)
Deferred income	(236)	(347)
Other liabilities	—	(1)
Deferred tax liabilities	(300)	(452)
Net deferred taxes	$(249)	$(389)

Note 16: Share-Based Compensation

Stock Plan

The share-based compensation award amounts presented below have been converted to reflect the separation from Hilton. Upon the separation on January 3, 2017, holders of Hilton stock options, RSUs and performance shares received an adjusted award based on our shares. The adjustments were designed to generally preserve the fair value of each award before and after the separation. Hilton modified the existing performance shares grant, converting the performance shares granted in 2016 and 2015 to RSUs based on a 100 percent achievement percentage with the same vesting periods as the original awards.

We issue time-vesting restricted stock units (“RSUs”) and nonqualified stock options (“options”) to certain employees. We recognized share-based compensation expense of $15 million, $8 million and $8 million during the years ended December 31, 2017, 2016 and 2015 respectively. The total tax benefit recognized related to this compensation was $4 million, $3 million and $3 million for the years ended December 31, 2017, 2016 and 2015 respectively.

As of December 31, 2017, unrecognized compensation costs for unvested awards were approximately $11 million, which is expected to be recognized over a weighted average period of 1.9 years. As of December 31, 2017, there were 7,652,477 shares of common stock available for future issuance.

RSUs

The following table provides information about our RSU grants for the last three fiscal years:

	Year Ended December 31,
	2017	2016	2015
Number of shares granted	534,329	331,227	231,185
Weighted average grant date fair value per share	$29.23	$18.68	$26.16
Fair value of shares vested (in millions)	$11	$4	$8

The following table summarizes the activity of our RSUs during the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	721,557	$21.41
Granted	534,329	29.23
Vested	(330,072)	23.37
Forfeited	(86,014)	24.54
Outstanding, end of period	839,800	25.29

Options

The following table provides information about our option grants for the last three fiscal years:

	Year Ended December 31,
	2017	2016	2015
Number of options granted	669,658	148,929	89,641
Weighted average exercise price per share	$28.30	$18.69	$26.16
Weighted average grant date fair value per share	$8.66	$5.21	$7.99

The grant date fair value of each of these option grants was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected volatility(1)	26.3%	32.0%	28.0%
Dividend yield(2)	—%	1.4%	—%
Risk-free rate(3)	2.3%	1.4%	1.7%
Expected term (in years)(4)	6.0	6.0	6.0

(1)

Due to limited trading history for Hilton Grand Vacations’ common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of its share price. As a result, we used an average historical volatility of our peer group over a time period consistent with its expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark its executive compensation.

(2)

For the 2017 and 2015 options, HGV and Hilton had no plans to pay dividends during the expected term of these options. For the 2016 options, estimated based on the expected annualized dividend payment at the date of grant.

(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)	Estimated using the average of the vesting periods and the contractual term of the options.

The following table summarizes the activity of our options during the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	333,108	$21.21
Granted	669,658	28.30
Exercised	(34,183)	21.76
Forfeited, canceled or expired	(94,009)	27.36
Outstanding, end of period	874,574	25.96
Exercisable, end of period	169,926	21.71

Note 17: Earnings Per Share

The following table presents the calculation of our basic and diluted earnings per share (“EPS”). The weighted average shares outstanding for the years ended December 31, 2016 and 2015 reflect 98,802,597 shares distributed on January 3, 2017, our spin-off date, to our stockholders. See Note 1: Organization for further discussion. The weighted average shares outstanding used to compute basic and diluted EPS for the year ended December 31, 2017 is 98,934,352 and 99,621,199, respectively.

	Year Ended December 31,
($ in millions, except per share amounts)	2017	2016	2015
Basic EPS
Numerator:
Net Income(1)	$327	$168	$174
Denominator:
Weighted average shares outstanding	99	99	99
Basic EPS	$3.30	$1.70	$1.76
Diluted EPS
Numerator:
Net Income(1)	$327	$168	$174
Denominator:
Weighted average shares outstanding	100	99	99
Diluted EPS	$3.28	$1.70	$1.76

(1)	Net income for years ended December 31, 2017, 2016, and 2015 was $326,777,744; $167,618,659 and $174,096,269, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the year ended December 31, 2017, we excluded 229,621 share-based compensation awards because their effect would have been anti-dilutive under the treasury stock method.

Note 18: Related Party Transactions

Relationship between HGV and Hilton Before and After Spin-Off

On January 3, 2017, when the spin-off was completed, Hilton and Park Hotels & Resorts Inc. ceased to be related parties of HGV. In connection with the spin-off, we entered into certain agreements with Hilton (who at the time was a related party) and other third parties. See Key Agreements Related to Spin-Off section in Part I - Item 1. Business for additional information.

Prior to the spin-off, we had a number of existing arrangements whereby Hilton and others have provided services to us. The following tables summarize amounts included in our consolidated financial statements related to the arrangements with Former Parent Hilton:

December 31,
($ in millions)	2016
Consolidated Balance Sheets
Assets:
Accounts receivable, net
Due from Hilton	$5
Liabilities:
Accounts payable, accrued expenses, and other
Due to Hilton	$5

	Year Ended December 31,
($ in millions)	2016	2015
Consolidated Statements of Operations
Expenses:
General and administrative
Allocated general and administrative	$27	$13
Shared services	12	11
Defined contribution plan	7	7
Insurance	2	2
License fee expense	80	74
Interest expense
Related party interest expense	2	—

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

Insurance

Hilton provided us with insurance coverage for general liability, group health insurance, property, business interruption and other risks with respect to business operations and charges us a fee based on estimates of claims.

Hilton Grand Vacations Brand

We licensed the Hilton Grand Vacations brand from Hilton and paid them an annual fee based on a percentage of revenue for rights to operate under this brand.

Defined Contribution Plan

Hilton administered and maintained a defined contribution plan for the benefit of Hilton employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees.

Hilton Honors Program

We participate in Hilton’s guest loyalty program, Hilton Honors. Club members can exchange Club points for Hilton Honors points, which we purchase from Hilton. Hilton maintains and administers the program. We pay Hilton in advance based on an estimated cost per point for the costs of future club exchanges. The associated expense is included in respective operating expenses line item based on the revenue stream in our consolidated statement of operations. For the years ended December 31, 2016 and 2015, we paid Hilton $58 million and $56 million, respectively, for Hilton Honors points. Our prepaid expenses, included in Other assets in our consolidated balance sheets, include the amount of Hilton Honors points purchased from Hilton for future redemptions. The prepaid expense is amortized into earnings evenly through the year.

Cash Management

Hilton used a centralized approach for cash management. Historically, up until October 2016, the majority of our cash was transferred to Hilton daily, and Hilton funded our operating and investing activities as needed. Accordingly, the cash and cash equivalents held by Hilton at the corporate level were not allocated to us for any of the periods presented prior to October 2016. As a result of the spin-off, beginning in the fourth quarter of 2016, we no longer transferred our cash to Hilton. We reflect transfers of cash to and from Hilton’s cash management system as a component of Total equity in our consolidated balance sheets.

Net Parent Transfers

The components of Net transfers (to) from Parent in the consolidated statements of stockholders’ equity (deficit) were as follows:

	December 31,
($ in millions)	2016	2015
Cash pooling and general financing activities	$(715)	$(39)
Corporate allocations	53	42
Income taxes	95	92
Net transfers (to) from Parent	$(567)	$95

Hotel Conversions and Other Hotel Transactions

In 2016, Hilton transferred to us certain assets and related deferred tax liabilities for conversion to vacation ownership units:

($ in millions)	Assets	Deferred Tax Liabilities	Parent Capital Contribution
Certain floors at the Hilton New York(1)(2)	$33	$9	$17
Certain floors at the Embassy Suites Washington, DC	40	7	33
Hotel tower and restaurant at the Hilton Waikoloa Village(2)	178	49	129
Land parcel adjacent to Hilton Waikoloa Village	54	16	38

(1)	Parent capital contribution includes the release of the $7 million included in Other assets in our consolidated balance sheets. See below for further discussion.
(2)

Certain floors at the Hilton New York, were subject to a lease arrangement with Park whereby Park retained the right to occupy and operate those floors, which lease expired September 30, 2017.  The hotel tower and restaurant at the Hilton Waikoloa Village, are subject to a lease arrangement with Park whereby Park has retained the right to occupy and operate certain floors of the properties with lease terms expiring on December 31, 2019.

We pay rental fees and fees for other amenities to certain Hilton wholly owned hotels. During the years ended December 31, 2016 and 2015, we paid fees of $27 million and $25 million, respectively, included in our consolidated statements of operations.

HNA Tourism Group Co., Ltd

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

The Blackstone Group

Upon completion of the sale to HNA, on March 31, 2017, Blackstone held 15,008,689 shares, or approximately 15 percent of our outstanding common stock. On May 25, 2017, Blackstone filed a Registration Statement on Form S-1 and registered all of our common stock held by them. On June 14, 2017, Blackstone entered into an underwriting agreement with J.P. Morgan Securities LLC pursuant to which J.P. Morgan Securities LLC agreed to purchase from Blackstone 9,650,000 shares of our common stock at a price of $35.40 per share. The sale was completed on June 20, 2017. Subsequently, on September 25, 2017, Blackstone completed the sale of substantially all of the remaining shares of our common stock held by them to several institutional investors and ceased to be a related party of HGV. We did not receive any proceeds from either of these sales. As of December 31, 2017, Blackstone holds only a nominal number of shares of our common stock.

The following table summarizes amounts included in our consolidated statements of operations related to a fee-for-service arrangement with Blackstone affiliates to sell VOIs on their behalf through September 30, 2017 were as follows:

	September 30,	December 31,
($ in millions)	2017	2016	2015
Commission and other fees	$135	$177	$154

Also related to the fee-for-service agreement, as of September 30, 2017 and December 31, 2016, we have outstanding receivables of $8 and $20 million, respectively.

BRE Ace LLC

On July 18, 2017, we entered into an agreement with BRE Ace Holdings to form BRE Ace LLC.  In conjunction with this agreement we acquired a 25 percent ownership interest in BRE Ace LLC. During the year ended December 31, 2017, we recorded $1 million in Equity in earnings from unconsolidated affiliates, included in our consolidated statements of operations. See Note 8: Investment in Unconsolidated Affiliate for additional information.  In addition, we earn commissions and other fees related to a fee-for-service agreement to sell VOIs at Elara, by Hilton Grand Vacations.  These amounts are summarized in the following table and included in our consolidated statements of operations as of the date they became a related party.

	December 31,
($ in millions)	2017	2016	2015
Commission and other fees	$79	$—	$—

Also related to the fee-for-service agreement, as of December 31, 2017, we have outstanding receivables of $29 million.

Note 19: Business Segments

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

We do not include equity in earnings from unconsolidated affiliate in our measures of segment revenues. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Revenues:
Real estate sales and financing(1)	$1,239	$1,143	$1,078
Resort operations and club management(2)	367	339	307
Total segment revenues	1,606	1,482	1,385
Cost reimbursements	135	126	110
Intersegment eliminations(1)(2)(3)	(30)	(25)	(20)
Total revenues	$1,711	$1,583	$1,475

(1)

Includes charges to the resort operations and club management segment for billing and collection services provided by the real estate sales and financing segment. These charges totaled $2 million for each of the years ended December 31, 2016 and 2015. There were no charges for the year ended December 31, 2017.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for discounted stays at properties resulting from marketing packages. These charges totaled $29 million, $23 million and $17 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled $1 million for the years ended December 31, 2017 and 2015. There were no charges for the year ended December 31, 2016.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Adjusted EBITDA:
Real estate sales and financing(1)	$359	$336	$316
Resort operations and club management(1)	204	189	162
Segment Adjusted EBITDA	563	525	478
General and administrative	(104)	(92)	(57)
Depreciation and amortization	(29)	(24)	(22)
License fee expense	(87)	(80)	(74)
Interest expense	(27)	(3)	—
Allocated Parent interest expense(2)	—	(26)	(29)
Other loss, net	—	(1)	—
Equity in earnings from unconsolidated affiliate(4)	1	—	—
Income tax benefit (expense)(3)	16	(125)	(118)
Other adjustment items	(6)	(6)	(4)
Net income	$327	$168	$174

(1)	Includes intersegment eliminations. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)	This amount represents interest expense on an unconditional obligation to guarantee certain Hilton allocated debt balances which were released in November 2016.
(3)

On December 22, 2017, the United States enacted tax reform legislation, the Act, resulting in significant modifications to existing law which resulted in a reduction in income tax expense for the year ended December 31, 2017. See Note 15: Income Taxes for additional information.

(4)	This amount represents our 25 percent interest in BRE Ace LLC. See Note 8: Investment in Unconsolidated Affiliate for additional information.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2017	2016
Real estate sales and financing	$2,255	$2,067
Resort operations and club management	78	80
Total segment assets	2,333	2,147
Corporate	51	33
Total assets	$2,384	$2,180

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2017	2016	2015
Real estate sales and financing	$28	$19	$10
Resort operations and club management	2	1	1
Total segment capital expenditures for property and equipment	30	20	11
Corporate	5	6	1
Total capital expenditures for property and equipment	$35	$26	$12

Note 20: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2017, we were committed to purchase approximately $372 million of inventory and land over a period of seven years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the years ended December 31, 2017 and 2016, we purchased $12 million and $14 million, respectively, of VOI inventory as required under our commitments. As of December 31, 2017, our remaining obligation pursuant to these arrangements was expected to be incurred as follows:

($ in millions)	Purchase Obligations
Year
2018	$3
2019	187
2020	9
2021	56
2022	35
Thereafter	82
Total	$372

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2017 will not have a material effect on our consolidated results of operations, financial position or cash flows.

Note 21: Supplemental Disclosures of Cash Flow Information

Cash paid for interest during the years ended December 31, 2017, 2016 and 2015, was $42 million, $37 million and $37 million, respectively. Cash paid for income taxes during the year ended December 31, 2017 was $57 million. Prior to 2017, we were part of Hilton’s consolidated income tax return.

The following non-cash activities were excluded from the consolidated statements of cash flows:

•	In 2017, we had $40 million of non-cash operating activity transfer from property and equipment to inventory.
•

In 2016, Hilton transferred to us $72 million of net inventory and $138 million of net property and equipment for conversion into timeshare units. See Note 18: Related Party Transactions for further discussion.

•	In 2016, we had $300 million of a non-cash financing activity related to the issuance of our Senior Unsecured Notes and $8 million of related non-cash deferred financing costs.

Note 22: Condensed Consolidating Guarantor Financial Information

During 2016, Hilton completed an internal reorganization to contribute to HGV its U.S. and non-U.S. timeshare subsidiaries including HRC. HGV is a Delaware corporation formed on May 2, 2016. HRC is considered our predecessor entity for periods prior to the formation of HGV. However, for the condensed consolidating information below, HRC is included in the Guarantors column to more faithfully represent the historical combined financial position and results of operations and cash flows of the subsidiaries currently serving as the guarantors of the debt. See Note 1: Organization for additional information. In November 2016, Hilton Grand Vacations Borrower LLC and Hilton Grand Vacations Borrower Inc. (the “Subsidiary Issuers”), entities formed in October 2016 which are 100 percent owned by HGV (the “Parent”), issued the Senior Unsecured Notes. The obligations of the Subsidiary Issuers are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by the Parent, and certain of the Parent’s 100 percent owned domestic subsidiaries (the “Guarantors”). The indenture that governs the Senior Unsecured Notes provides that any subsidiary of the Company that provides a guarantee of the Senior Secured Credit Facilities will guarantee the Senior Unsecured Notes. Neither of our foreign subsidiaries nor certain of our special purpose subsidiaries formed in connection with our Timeshare Facility and Securitized Timeshare Debt guarantee the Senior Unsecured Notes (collectively, the “Non-Guarantors”).

The following schedules present the condensed consolidating financial information as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	December 31, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$230	$16	$—	$246
Restricted cash	—	—	29	22	—	51
Accounts receivable, net	—	—	113	5	(6)	112
Timeshare financing receivables, net	—	—	457	614	—	1,071
Inventory	—	—	509	—	—	509
Property and equipment, net	—	—	232	6	—	238
Investment in unconsolidated affiliate	—	—	41	—	—	41
Intangible assets, net	—	—	72	—	—	72
Other assets	—	2	36	7	(1)	44
Investments in subsidiaries	518	999	81	—	(1,598)	—
TOTAL ASSETS	$518	$1,001	$1,800	$670	$(1,605)	$2,384
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$1	$338	$7	$(7)	$339
Advance deposits	—	—	104	—	—	104
Debt, net	—	482	—	—	—	482
Non-recourse debt, net	—	—	—	583	—	583
Deferred revenues	—	—	109	—	—	109
Deferred income tax liabilities	—	—	250	(1)	—	249
Total equity	518	518	999	81	(1,598)	518
TOTAL LIABILITIES AND EQUITY	$518	$1,001	$1,800	$670	$(1,605)	$2,384

	December 31, 2016
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash	$—	$—	$47	$1	$—	$48
Restricted cash	—	—	81	22	—	103
Accounts receivable, net	—	—	123	18	(18)	123
Timeshare financing receivables, net	—	—	263	762	—	1,025
Inventory	—	—	510	3	—	513
Property and equipment, net	—	—	253	3	—	256
Intangible assets, net	—	—	70	—	—	70
Other assets	—	2	43	14	(17)	42
Investments in subsidiaries	167	657	115	—	(939)	—
TOTAL ASSETS	$167	$659	$1,505	$823	$(974)	$2,180
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$2	$251	$3	$(25)	$231
Advance deposits	—	—	102	1	—	103
Debt, net	—	490	—	10	(10)	490
Non-recourse debt, net	—	—	—	694	—	694
Deferred revenues	—	—	106	—	—	106
Deferred income tax liabilities	—	—	389	—	—	389
Total equity	167	167	657	115	(939)	167
TOTAL LIABILITIES AND EQUITY	$167	$659	$1,505	$823	$(974)	$2,180

	For the Year Ended December 31, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$518	$30	$—	$548
Sales, marketing, license and other fees	—	—	545	3	(4)	544
Financing	—	—	71	83	(7)	147
Resort and club management	—	—	156	2	—	158
Rental and ancillary service	—	—	177	2	—	179
Cost reimbursements	—	—	131	4	—	135
Total revenues	—	—	1,598	124	(11)	1,711
Expenses
Cost of VOI sales	—	—	145	3	—	148
Sales and marketing	—	—	650	17	(4)	663
Financing	—	—	19	31	(7)	43
Resort and club management	—	—	41	2	—	43
Rental and ancillary service	—	—	120	2	—	122
General and administrative	—	—	101	3	—	104
Depreciation and amortization	—	—	29	—	—	29
License fee expense	—	—	87	—	—	87
Cost reimbursements	—	—	131	4	—	135
Total operating expenses	—	—	1,323	62	(11)	1,374
Interest expense	—	(27)	—	—	—	(27)
Equity in earnings from unconsolidated affiliate	—	—	1	—	—	1
Income (loss) before income taxes	—	(27)	276	62	—	311
Income tax benefit (expense)	—	—	18	(2)	—	16
Income (loss) before equity in earnings (loss) from subsidiaries	—	(27)	294	60	—	327
Equity in earnings (loss) from subsidiaries	327	354	60	—	(741)	—
Net income (loss)	$327	$327	$354	$60	$(741)	$327

	For the Year Ended December 31, 2016
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$495	$13	$—	$508
Sales, marketing, license and other fees	—	—	501	2	(4)	499
Financing	—	—	73	66	(5)	134
Resort and club management	—	—	143	—	—	143
Rental and ancillary service	—	—	171	2	—	173
Cost reimbursements	—	—	123	3	—	126
Total revenues	—	—	1,506	86	(9)	1,583
Expenses
Cost of VOI sales	—	—	150	2	—	152
Sales and marketing	—	—	605	4	(4)	605
Financing	—	—	18	19	(5)	32
Resort and club management	—	—	36	—	—	36
Rental and ancillary service	—	—	108	5	—	113
General and administrative	—	1	91	—	—	92
Depreciation and amortization	—	—	24	—	—	24
License fee expense	—	—	80	—	—	80
Cost reimbursements	—	—	123	3	—	126
Total operating expenses	—	1	1,235	33	(9)	1,260
Interest expense	—	(3)	—	—	—	(3)
Allocated Parent interest expense	(17)	—	(9)	—	—	(26)
Other loss, net	—	—	(1)	—	—	(1)
Income (loss) before income taxes	(17)	(4)	261	53	—	293
Income tax expense	—	—	(125)	—	—	(125)
Income (loss) before equity in earnings (loss) from subsidiaries	(17)	(4)	136	53	—	168
Equity in earnings (loss) from subsidiaries	185	189	53	—	(427)	—
Net income (loss)	$168	$185	$189	$53	$(427)	$168

	For the Year Ended December 31, 2015
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$488	$4	$—	$492
Sales, marketing, license and other fees	—	—	457	2	(2)	457
Financing	—	—	60	73	(6)	127
Resort and club management	—	—	125	—	—	125
Rental and ancillary service	—	—	161	3	—	164
Cost reimbursements	—	—	106	4	—	110
Total revenues	—	—	1,397	86	(8)	1,475
Expenses
Cost of VOI sales	—	—	172	1	—	173
Sales and marketing	—	—	542	1	(2)	541
Financing	—	—	16	22	(6)	32
Resort and club management	—	—	32	—	—	32
Rental and ancillary service	—	—	108	5	—	113
General and administrative	—	—	57	—	—	57
Depreciation and amortization	—	—	22	—	—	22
License fee expense	—	—	74	—	—	74
Cost reimbursements	—	—	106	4	—	110
Total operating expenses	—	—	1,129	33	(8)	1,154
Allocated Parent interest expense	—	—	(29)	—	—	(29)
Income before income taxes	—	—	239	53	—	292
Income tax expense	—	—	(118)	—	—	(118)
Income before equity in earnings (loss) from subsidiaries	—	—	121	53	—	174
Equity in earnings (loss) from subsidiaries	—	—	53	—	(53)	—
Net income (loss)	$—	$—	$174	$53	$(53)	$174

	For the Year Ended December 31, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$—	$(27)	$156	$235	$(8)	$356
Investing Activities
Capital expenditures for property and equipment	—	—	(33)	(2)	—	(35)
Software capitalization costs	—	—	(12)	—	—	(12)
Investment in unconsolidated affiliate	—	—	(40)	—	—	(40)
Net cash used in investing activities	—	—	(85)	(2)	—	(87)
Financing Activities
Issuance of non-recourse debt	—	—	—	350	—	350
Repayment of non-recourse debt	—	—	—	(459)	—	(459)
Repayment of debt	—	(10)	—	—	—	(10)
Debt issuance costs	—	—	—	(5)	—	(5)
Proceeds from stock option exercises	—	—	1	—	—	1
Intercompany transfers	—	37	59	(104)	8	—
Net cash provided by (used in) financing activities	—	27	60	(218)	8	(123)
Net increase in cash, cash equivalents and restricted cash	—	—	131	15	—	146
Cash, cash equivalents and restricted cash, beginning of period	—	—	128	23	—	151
Cash, cash equivalents and restricted cash, end of period	$—	$—	$259	$38	$—	$297

	For the Year Ended December 31, 2016
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$—	$4	$432	$(187)	$(67)	$182
Investing Activities
Capital expenditures for property and equipment	—	—	(26)	—	—	(26)
Software capitalization costs	—	—	(8)	—	—	(8)
Net cash used in investing activities	—	—	(34)	—	—	(34)
Financing Activities
Issuance of non-recourse debt	—	—	—	300	—	300
Repayment of non-recourse debt	—	—	—	(110)	—	(110)
Issuance of debt	—	200	—	—	—	200
Debt issuance costs	—	(4)	(3)	(3)	—	(10)
Allocated debt activity(1)	111	—	—	—	—	111
Net transfers to Parent(1)	(567)	—	—	—	—	(567)
Distribution to Parent(1)	—	—	—	—	—	—
Intercompany transfers	456	(200)	(329)	6	67	—
Net cash provided by (used in) financing activities	—	(4)	(332)	193	67	(76)
Net increase in cash, cash equivalents and restricted cash	—	—	66	6	—	72
Cash, cash equivalents and restricted cash, beginning of period	—	—	62	17	—	79
Cash, cash equivalents and restricted cash, end of period	$—	$—	$128	$23	$—	$151

(1) Amounts represent activities with Hilton.

	For the Year Ended December 31, 2015
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by operating activities	$—	$—	$17	$117	$18	$152
Investing Activities
Capital expenditures for property and equipment	—	—	(12)	—	—	(12)
Software capitalization costs	—	—	(6)	—	—	(6)
Net cash used in investing activities	—	—	(18)	—	—	(18)
Financing Activities
Repayment of non-recourse debt	—	—	—	(125)	—	(125)
Allocated debt activity(1)	—	—	(87)	—	—	(87)
Net transfers from Parent(1)	—	—	95	—	—	95
Distribution to Parent(1)	—	—	(2)	—	—	(2)
Intercompany transfers	—	—	18	—	(18)	—
Net cash provided by (used in) financing activities	—	—	24	(125)	(18)	(119)
Net increase in cash, cash equivalents and restricted cash	—	—	23	(8)	—	15
Cash, cash equivalents and restricted cash, beginning of period	—	—	39	25	—	64
Cash, cash equivalents and restricted cash, end of period	$—	$—	$62	$17	$—	$79

(1)	Amounts represent activities with Hilton.

Note 23: Selected Quarterly Financial Information (unaudited)

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

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
($ in millions, except per share data)
Total revenues	$399	$439	$426	$447	$1,711
Total operating expenses	316	348	350	360	1,374
Income before income taxes	76	84	71	80	311
Net income	50	51	43	183	327
Basic earnings per share	$0.51	$0.51	$0.43	$1.85	$3.30
Diluted earnings per share	$0.51	$0.51	$0.43	$1.83	$3.28

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
($ in millions, except per share data)
Total revenues	$370	$391	$407	$415	$1,583
Total operating expenses	284	304	333	339	1,260
Income before income taxes	80	80	68	65	293
Net income	48	47	35	38	168
Basic and diluted earnings per share(1)	$0.48	$0.48	$0.35	$0.38	$1.70

(1)	Basic and diluted earnings per share was calculated based on shares distributed to our shareholders on January 3, 2017. See Note 17: Earnings Per Share for further discussion.

Note 24: Subsequent Events

In February 2018, we entered into a commitment to acquire $41 million of inventory.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) or our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.  In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our  Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

We have set forth management's report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting in Item 8 of this Annual Report on Form 10-K. Management's report on internal control over financial reporting is incorporated in this Item 9A by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 (the “Proxy Statement”) under the following captions: “Proposal No. 1: Election of Directors—Nominees for Election to the Board of Directors in 2018,” “Executive Officers of the Company,” “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and Certain Governance Matters—Code of Conduct,” “—Director Nomination Process,” “—Communications with the Board,” “—Board Committees and Meetings” and “Committee Membership—Audit Committee.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the following captions: “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement under the following captions: “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” and “Ownership of Securities.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement under the following captions: “Transactions with Related Persons” and “The Board of Directors and Certain Governance Matters.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the following captions: “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 75 of this Form 10-K.
2.	Financial Statement Schedules. None required.
3.	Exhibits. See Exhibit Index.

Item 16.   Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Distribution Agreement among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No.  001-37794) filed on January 4, 2017).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).

4.1

Indenture, dated as of October 24, 2016, among Hilton Grand Vacations Borrower LLC, as the issuer, Hilton Grand Vacations Borrower Inc., as the co-issuer, the guarantors from time to time party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-27794) filed on November 23, 2016.

4.2

Form of First Supplemental Indenture, dated as of November 29, 2016, among the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on November 23, 2016).

4.3	Form of 6.125% Senior Note due 2024 (included in Exhibit 4.1).

4.4

Registration Rights Agreement dated as of November 29, 2016, among Hilton Grand Vacations Borrower LLC, Hilton Grand Vacations Borrower Inc., Hilton Grand Vacations Inc., the Subsidiary Guarantors, as defined therein, and Goldman, Sachs & Co. as representative of the several initial purchasers (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4 (File No. 333-221194-02) filed on October 27, 2017).

10.1

Employee Matters Agreement among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.  001-37794) filed on January 4, 2017).

10.2

Tax Matters Agreement among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No.  001-37794) filed on January 4, 2017).

10.3

Master Transition Services Agreement between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.4†	Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.5†

2017 Declaration of Amendment to Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-37794) filed on March 24, 2017).

10.6

Indemnification Agreement entered into between Hilton Grand Vacations Inc. and each of its directors and executive officers. (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on November 14, 2016).

10.7

Registration Rights Agreement, dated as of October 24, 2016, among Hilton Grand Vacations Inc. and the other parties thereto. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on November 14, 2016).

10.8

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

10.10

Omnibus Amendment No. 2 to Receivables Loan Agreement, Amendment No.  1 to Sale and Contribution Agreement and Consent to Custody Agreement, effective as of October  25, 2013, among Hilton Grand Vacations Trust I LLC, as borrower, Grand Vacations Services LLC, as servicer, Hilton Resorts Corporation, as seller, Wells Fargo Bank, National Association, as custodian, the financial institutions signatory thereto, as managing agents, and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.9 to Hilton Worldwide Holdings Inc.’s Registration Statement on Form S-1 (No. 333-191110)).

10.11

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

10.12

Omnibus Amendment No. 4 to Receivables Loan Agreement and Amendment No.  2 to Sale and Contribution Agreement, effective as of August 18, 2016, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory thereto, as managing agents, the financial institutions signatory thereto as committed lenders and Deutsche Bank Securities, Inc., as administrative agent. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on September 16, 2016).

10.13

Amendment No. 5 to Receivables Loan Agreement, effective as of October 4, 2016, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, Deutsche Bank AG, New York Branch, as a committed lender and a managing agent, Bank of America, N.A., as a committed lender and a managing agent, and Deutsche Bank Securities, Inc., as administrative agent. (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on October 25, 2016).

10.14†

Hilton Grand Vacations Inc. 2017 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.15†

Hilton Resorts Corporation 2017 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.16†

Offer Letter, dated July 6, 2016, with James E. Mikolaichik. (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10-12B/A (File No.  001-37794) filed on September 16, 2016).

10.17†

Employment Letter Agreement, dated April 17, 2017, between Mark D. Wang and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10.18†

Severance Agreement, dated April 17, 2017, between Mark D. Wang and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10.19†

Severance Agreement, dated April 17, 2017, between James E. Mikolaichik and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10.20†

Severance Agreement, dated April 17, 2017, between Stan R. Soroka and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10.21†

Severance Agreement, dated April 17, 2017, between Barbara L. Hollkamp and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10.22†

Severance Agreement, dated April 17, 2017, between Charles R. Corbin and Hilton Grand Vacations, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2017).

10.23†*	Severance Agreement, dated November 30, 2017, between Dennis A. DeLorenzo and Hilton Grand Vacations Inc.

10.24†*	Severance Agreement, dated November 30, 2017, between Sherri A. Silver and Hilton Grand Vacations Inc.

10.25

License Agreement, by and among Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.26

Registration Rights Agreement, dated as of October 24, 2016, among Hilton Grand Vacations Inc. and HNA Tourism Group Co., Ltd. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on November 14, 2016).

10.27

Stockholders Agreement, dated as of October 24, 2016, by and among Hilton Grand Vacations, Inc., HNA Tourism Group Co., Ltd. and HNA Group Co., Ltd. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on November 14, 2016).

10.28

Stockholders Agreement, dated as of January 2, 2017, among Hilton Grand Vacations Inc. and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.29

Stockholders Agreement, dated as of January 2, 2017 by and among Hilton Worldwide Holdings Inc., Hilton Grand Vacations Inc., and the Blackstone Holders (as defined therein) (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.30

Credit Agreement, dated as of December 28, 2016 among Hilton Grand Vacations Parent LLC, as parent, Hilton Grand Vacations Borrower LLC, as the borrower, the other guarantors party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, collateral agent, swing line lender and l/c issuer and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.31†	Hilton Grand Vacations Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-218056) filed on May 17, 2017).

10.32

Amended and Restated Limited Liability Company Agreement of BRE Ace LLC, a Delaware limited liability company, dated as of July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on July 21, 2017).

10.33(a)†

Form of Restricted Stock Unit Agreement under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 15, 2017).

10.33(b)†

Form of Performance Share Agreement (Converted Award – 2014 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13(b) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 5, 2017).

10.33(c)†

Form of Restricted Stock Unit Agreement (Converted Award – 2014 Grant) (Time-Based) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13(c) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 5, 2017).

10.33(d)†

Form of Restricted Stock Unit Agreement (Converted Award – 2015 Grant) (Performance-Based) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13(d) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 5, 2017).

10.33(e)†

Form of Restricted Stock Unit Agreement (Converted Award – 2015 Grant) (Time-Based) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13(e) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 5, 2017).

10.33(f)†

Form of Restricted Stock Unit Agreement (Converted Award – 2016 Grant) (Performance-Based) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13(f) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 5, 2017).

10.33(g)†

Form of Restricted Stock Unit Agreement (Converted Award – 2016 Grant) (Time-Based) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13(g) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 5, 2017).

10.34(a)†

Form of Nonqualified Stock Option Agreement under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 15, 2017).

10.34(b)†

Form of Nonqualified Stock Option Agreement (Converted Award – 2014 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14(b) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 5, 2017).

10.34(c)†

Form of Nonqualified Stock Option Agreement (Converted Award – 2015 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14(c) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 5, 2017).

10.34(d)†

Form of Nonqualified Stock Option Agreement (Converted Award – 2016 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14(d) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 5, 2017).

10.35(a)†

Form of Restricted Stock Agreement (Converted Award – 2015 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15(a) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 5, 2017).

10.35(b)†

Form of Restricted Stock Agreement (Converted Award – 2016 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15(b) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 5, 2017).

10.36†

Form of Stock Award Agreement for Non-Employee Directors under Hilton Grand Vacations Inc. 2017 Stock Plan for Non-Employee Directors Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 5, 2017).

11.1*	Statement regarding computation of earnings per share. See consolidated statements of operations on page 78 of this Annual Report on Form 10-K.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished not filed.
***

These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2018.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of March, 2018.

Signature	Title

/s/ Mark D. Wang	President and Chief Executive Officer
Mark D. Wang	and Director (principal executive officer)

/s/ James E. Mikolaichik	Chief Financial Officer
James E. Mikolaichik	(principal financial officer)

/s/ Allen J. Klingsick	Senior Vice President and Chief Accounting Officer
Allen J. Klingsick	(principal accounting officer)

/s/ Leonard A. Potter	Chairman of the Board of Directors
Leonard A. Potter

/s/ Brenda J. Bacon	Director
Brenda J. Bacon

/s/ Kenneth A. Caplan	Director
Kenneth A. Caplan

/s/ Yasheng Huang	Director
Yasheng Huang

/s/ David W. Johnson	Director
David W. Johnson

/s/ Mark H. Lazarus	Director
Mark H. Lazarus

/s/ Pamela H. Patsley	Director
Pamela H. Patsley

/s/ Paul W. Whetsell	Director
Paul W. Whetsell

/s/ Kenneth Tai Lun Wong	Director
Kenneth Tai Lun Wong