Form 10-K/A
period 2017-12-31
Hilton Grand Vacations Inc.
filed 2018-03-13
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

HILTON GRAND VACATIONS INC.

FORM 10-K/A TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2017

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Hilton Grand Vacations Inc., a Delaware corporation (“HGV,” “we,” “our,” “us” and the “Company”), for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018 (the “Original Filing”). This Amendment is being filed to amend (i) Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing and (ii) Part IV of the Original Filing to add Exhibit 10.37 and Exhibit 10.38, which are immaterial amendments to a previously filed agreement that were inadvertently omitted from the Original Filing due to administrative error, and certain new certifications, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with Rule 13a-14(a) under the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 1, 2018.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information About our Directors and Executive Officers

Directors

Set forth below is certain information regarding our directors. Beneficial ownership of our equity securities is set forth under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Ownership of Securities.”

Mark D. Wang, 60, has served as our President and Chief Executive Officer since January 2017. Mr. Wang has served as a Director since May 2016. From March 2008 through December 2016, Mr. Wang served as executive vice president and president of Hilton Grand Vacations for Hilton prior to the spin-off, overseeing all of Hilton’s global timeshare operations; and prior to such appointment, Mr. Wang was head of HGV Asia for Hilton. He first joined Hilton in 1999, as the managing director of Hawaii and Asia Pacific; and he has held a series of senior management positions within HGV. During Mr. Wang’s time as president of HGV, he also served as executive vice president of Hilton’s executive committee; and held a dual role as president of Global Sales for Hilton’s hotel division from 2013 to 2014. Mr. Wang led Hilton’s Asia-Pacific Islander Team Member Resource Group. Under Mr. Wang’s leadership, HGV has experienced nine years of consecutive growth; and he transformed the business into a capital-efficient model. With over 35 years of industry experience, Mr. Wang has earned a reputation as an innovator who brought new, highly-effective sales and marketing techniques to the timeshare industry. In 1987, he introduced the U.S. vacation ownership product to the Japanese market. Prior to joining HGV, Mr. Wang co-founded three independent timeshare companies, where he served as president and chief operating officer of each. Mr. Wang currently serves as the 2017-2019 chairman of the board of directors of the American Resort Development Association (“ARDA”). He has been a member of ARDA’s board of directors and served on ARDA’s executive committee since 2008. Mr. Wang served as the vice chairperson of ARDA-Hawaii, an ARDA State Legislative Committee, for six years.

Qualifications, Attributes, Skills and Experience: Mr. Wang’s knowledge of and extensive experience in senior leadership roles in the timeshare industry provides the Board of Directors with valuable industry-specific knowledge and expertise. In addition, Mr. Wang’s current role as our president and chief executive officer brings management perspective to Board deliberations and provides valuable context with regard to day-to-day operations.

Leonard A. Potter, 56, has served as the Chairman of our Board of Directors since January 2017. Mr. Potter founded Wildcat Capital Management, LLC, a registered investment advisor (“Wildcat”) in September 2011, and has served as its President and Chief Investment Officer since inception. Mr. Potter has also served as Chief Executive Officer of Infinity Q Capital Management, a registered investment advisor, since its inception in 2014. From 2002 through 2009, Mr. Potter was Managing Director—Private Equity at Soros Fund Management LLC (“SFM”) where, from May 2005 through July 2009, he served as co-head of its private equity group and as a member of the private equity investment committee. From July 2009 until September 2011, Mr. Potter served as a consultant to SFM, and as Chief Investment Officer of Salt Creek Hospitality, a private acquirer and owner of hospitality-related assets, which was backed by SFM. From September 1998 until joining SFM in 2002, Mr. Potter was a Managing Director of Alpine Consolidated LLC, a private merchant bank. From April 1996 through September 1998, Mr. Potter founded and served as a Managing Director of Capstone Partners LLC, a private merchant bank (“Capstone”). Prior to founding Capstone, Mr. Potter was an attorney specializing in mergers, acquisitions, corporate governance and corporation finance at Morgan, Lewis & Bockius LLP, and at Willkie Farr & Gallagher LLP. Mr. Potter has served and continues to serve as a director on a number of boards of public and private companies, including Solar Capital Ltd. (NASDAQ: SLRC), Solar Senior Capital Ltd. (NASDAQ: SUNS) and GSV Capital Corporation (NASDAQ: GSVC). Mr. Potter has prior board experience in the hospitality and vacation ownership industries, having served on the board of directors of Hilton from 2008 through 2013, and on the board of directors of Diamond Resorts International, LLC from 2007 through 2010. Mr. Potter received a Bachelor of Arts degree from Brandeis University and a Juris Doctor degree from Fordham University School of Law.

Qualifications, Attributes, Skills and Experience: Mr. Potter’s experience as an attorney in the fields of securities law, corporation finance, corporate governance and mergers and acquisitions provides valuable knowledge and insight to the Board of Directors on regulatory, risk management and business transactions matters. Further, Mr. Potter’s tenure in venture capital, private equity and other investment services activities, and his service on the boards of directors of several public and private companies, including companies in the hospitality and vacation ownership industry, bring capital markets and industry-specific knowledge and expertise to our Board of Directors.

Brenda J. Bacon, 67, has served as a Director since January 2017. Ms. Bacon is the President and Chief Executive Officer of Brandywine Senior Living, Inc. (“Brandywine”), which she co-founded in 1996. Ms. Bacon served as Chief of Management and Planning, a cabinet-level position, under New Jersey Governor James J. Florio from 1989 to 1993.  During President Clinton’s first term, Ms. Bacon was on loan to the Presidential Transition Team, as co-chair for the transition of the Department of Health and Human Services. Ms. Bacon is a board member and the immediate past chairman of the board of directors of Argentum (formerly the Assisted Living Federation of America), where she advocates on behalf of the senior living business and the families they serve. Ms. Bacon is an independent director of FTI Consulting, Inc. (NYSE: FCN), an independent global business advisory firm dedicated to helping organizations manage change, mitigate risk and resolve disputes, and serves as chair of the nominating and governance committee and is a member of the compensation committee. In 2013, New Jersey Governor Chris Christie appointed Ms. Bacon to the Board of Trustees of Rowan University. In 2017, Ms. Bacon was honored with the Virtua Health Humanitarian Award of the Year.  Ms. Bacon received her undergraduate degree from Hampton University and her Master of Business Administration degree from The Wharton School of the University of Pennsylvania.

Qualifications, Attributes, Skills and Experience: Ms. Bacon’s organizational and management skills acquired through her career, including co-founding Brandywine Senior Living, Inc., bring extensive financial expertise and a distinctive and entrepreneurial approach to the Board of Directors.

Kenneth A. Caplan, 44, has served as a Director since January 2017. Prior to the spin-off from Hilton, Mr. Caplan served on the board of directors of Hilton. Mr. Caplan joined The Blackstone Group in 1997 and is a Senior Managing Director and Global Chief Investment Officer of Blackstone’s Real Estate Group. Previously, Mr. Caplan served as the Head of Real Estate Europe at Blackstone. Before joining Blackstone, Mr. Caplan worked for Lazard Frères & Co. in the real estate banking group. Mr. Caplan currently serves on the board of directors of Invitation Homes, Inc. (NYSE: INVH) and on the board of trustees of Prep for Prep. Mr. Caplan received his A.B. degree from Harvard College.

Qualifications, Attributes, Skills and Experience: Mr. Caplan’s experience as the Global Chief Investment Officer of Blackstone’s Real Estate Group provides the Board of Directors with insights into the real estate industry. Further, Mr. Caplan’s specific experience in Europe provides the Board of Directors with additional global experience and perspective.

Yasheng Huang, 58, has served as a Director since August 2017. Professor Huang is a professor of international management at Sloan School of Management, Massachusetts Institute of Technology. He heads MIT Sloan School of Management’s global partnership programs and its action learning initiatives. Between 2013 and 2017, he served as an associate dean at MIT Sloan School of Management. He holds an International Program Professorship in Chinese Economy and Business at MIT Sloan School of Management and has held special-term professorships at School of Management at Fudan University, School of Management at Xian Jiaotong University, School of Public Administration at Zhejiang University, Shanghai Jiaotong University and an honorary professorship at Hunan University. His previous appointments include faculty positions at the University of Michigan and at Harvard University. Professor Huang has published extensively in the fields of economics and management. At MIT Sloan School of Management, Professor Huang founded and runs China Lab and India Lab, which provide low-cost consulting services to small and medium entrepreneurs in China and India. He also runs a program in Yunnan province in China, funded by Goldman Sachs Foundation, to train small and medium women entrepreneurs. In 2010, he was named by National Asia Research Program as one of the most outstanding scholars in the United States conducting research on issues of policy importance to the United States. He has held or received prestigious fellowships such as National Fellowship at Stanford University and Social Science Research Council—MacArthur Fellowship. He is a fellow at the Center for China in the World Economy at Tsinghua University, a research fellow at Shanghai University of Finance and Economics, a fellow at William Davidson Institute at the

University of Michigan Business School, and a World Economic Forum Fellow. He has served as a consultant at the World Bank, the Asian Development Bank, and the Organisation for Economic Co-operation and Development (OECD) and is currently serving on four advisory and corporate boards of non-profit and for-profit organizations.

Qualifications, Attributes, Skills and Experience: Professor Huang brings to our Board of Directors his considerable knowledge and expertise, and provides the Board with a unique and vast perspective on high-profile global issues in international business, economics and finance.

David W. Johnson, 56, has served as a Director since January 2017. Mr. Johnson has served as President and Chief Executive Officer of Aimbridge Hospitality since April 2003, and currently oversees the management of Aimbridge’s portfolio of over 650 hotels having approximately $4 billion in annual revenue and over 26,000 employees. Through his leadership, Aimbridge is recognized as one of the premier hotel management companies in the United States. For 17 years prior to joining Aimbridge, Mr. Johnson held senior management positions at Wyndham International, including as President of Wyndham Hotels, overseeing approximately 15,000 employees, with $3 billion in annual revenue. Mr. Johnson helped Wyndham grow from 10 hotels to over 500 hotels during his tenure. Currently, Mr. Johnson serves on The Owners Board of The Dallas Stars NHL Franchise. Mr. Johnson previously served on several boards of directors, including Strategic Hotel (NYSE:BEE), where he was also a member of the audit committee and corporate governance committee from 2012 to 2016. From 2009 to 2012, Mr. Johnson served as a director of Gaylord Entertainment (NYSE: GET). He also serves on several nonprofit boards, including The Juvenile Diabetes Research Foundation and the Plano YMCA. He was recognized as a finalist for the the Ernst & Young 2014 Entrepreneur of the Year. Mr. Johnson received his undergraduate degree from Northeastern Illinois University in Business Economics, graduating with highest honors.

Qualifications, Attributes, Skills and Experience: Mr. Johnson’s extensive experience as President and Chief Executive Officer of one of the premier hotel management companies in the United States, as well as his marketing background, will provide our Board of Directors with valuable insights.

Mark H. Lazarus, 54, has served as a Director since January 2017. Mr. Lazarus has served as Chairman of NBC Broadcasting & Sports since September 2016. Prior to being named Chairman of NBC Broadcasting & Sports, Mr. Lazarus served as Chairman of NBC Universal Sports Group from May 2011 to September 2016, and prior to that as President of NBC Sports Cable Group. Previously, Mr. Lazarus was the President of CSE, a sports and entertainment company, from 2008 through 2010; and the President of Turner Entertainment Group from 2003 through 2008. Prior to 2003, Mr. Lazarus served in a variety of other roles for Turner Broadcasting and also worked for Backer, Spielvogel, Bates, Inc. and NBC Cable. Mr. Lazarus served on the board of directors of Cincinnati Bell (NYSE: CBB) from 2009 through 2011. Mr. Lazarus currently serves on the board of directors of Compass Diversified Holdings (NYSE: CODI), the board of governors of the Boys and Girls Clubs of America, and the board of directors of the Eastlake Foundation. Mr. Lazarus received his Bachelor of Arts from Vanderbilt University.

Qualifications, Attributes, Skills and Experience: Mr. Lazarus’ extensive experience in the media industry provides our Board of Directors with an important perspective in the areas of marketing and use of media. In addition, Mr. Lazarus’ management and leadership experience provides our Board of Directors with guidance on the skills necessary to lead and properly manage our business.

Pamela H. Patsley, 61, has served as a Director since December 2017. Ms. Patsley served as Executive Chairman of MoneyGram International, Inc. (NYSE: MGI) from January 2009 to January 2018, and served as its Chief Executive Officer from September 2009 to December 2015. Previously, Ms. Patsley served as Senior Executive Vice President of First Data Corporation from 2000 to 2007 and President of First Data International from 2002 to 2007. Ms. Patsley retired from those positions in 2007. From 1991 to 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., prior to its acquisition by First Data. Ms. Patsley also previously served as Chief Financial Officer of First USA, Inc. Ms. Patsley currently serves on the boards of directors of Texas Instruments, Inc. (NASDAQ: TXN) and Dr Pepper Snapple Group, Inc. (NYSE: DPS), and served on the boards of directors of Molson Coors Brewing Company from 1996 to 2009, Pegasus Solutions, Inc. from 2002 to 2006 and Paymentech, Inc. from 1995 to 1999. Ms. Patsley received her Bachelor of Business Administration in Accounting from the University of Missouri.

Qualifications, Attributes, Skills and Experience: Ms. Patsley brings to our Board of Directors her extensive leadership experience as a chairman and chief executive officer, chief financial officer and other executive level positions in public companies, financial acumen and risk management experience developed through her experience in public accounting and her chief executive officer and chief financial officer experience, and extensive public company board experience.

Paul W. Whetsell, 67, has served as a Director since January 2017. Currently, Mr. Whetsell is the Chief Executive Officer of Capstar Hotel Company, which primarily serves as an advisor to hospitality investors and operators, and provides corporate governance guidance to early stage companies. From January 2012 to March 2015, Mr. Whetsell served as President and Chief Executive Officer Loews Hotels & Resorts (“Loews”); and during his tenure, he grew the brand from 16 to 24 hotels, restructured Loews operations, and oversaw the investment of approximately $2 billion into the growth of the system and the upgrading and renovations of Loews properties. Thereafter, from April 2015 until July 2017, he served as the Vice Chairman of Loews. Prior to joining Loews, from 2009 to 2011, Mr. Whetsell served as a director of Virgin Hotels, providing strategic guidance in its operations and property acquisition activities. Previously, he held chairman and CEO positions at several industry veterans, including Interstate Hotels Corporation, and its predecessor, MeriStar Hospitality Corporation, MeriStar Hotels and Resorts, Inc., and American General Hospitality, the industry’s third largest REIT with over 110 hotels and $3 billion in assets, and one of the industry’s largest operators with over 150 hotels under management. He is also the founder of the original Capstar Hotel Company, a third party manager of upscale hotel properties. Currently, Mr. Whetsell serves on the board of NVR, Inc. and Boyd Gaming Corporation. He also currently serves as Vice Chair of the Board of Trustees of the Cystic Fibrosis Foundation. Mr. Whetsell was a member of the American Hotel & Lodging Association’s Industry Real Estate and Financing Advisory Council, and previously served on the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT). Mr. Whetsell received his Bachelor’s degree from Davidson College.

Qualifications, Attributes, Skills and Experience: Mr. Whetsell brings over 45 years of senior leadership experience in the hospitality industry to his role as a member of our Board of Directors, including his positions as a chief executive officer of a publicly-traded company, his public board service experience, his operational expertise, his real estate experience and his brand marketing expertise.

Kenneth Tai Lun Wong, 48, has served as a Director since August 2017. In January 2017, Mr. Wong was appointed as the General Counsel of HNA Group (International) Company Limited (the international headquarters of HNA Group), as well as an Executive Director of Hong Kong International Construction Investment Management Group Co., Limited (a Hong Kong listed company), both companies being subsidiaries of HNA Group Co., Ltd.  Mr. Wong is primarily responsible for the international legal and compliance, mergers and acquisition and corporate finance matters of the HNA Group. Before joining HNA Group, Mr. Wong had more than 20 years of experience in legal practice focusing on corporate and commercial work and corporate finance. He was a founding partner of Nixon Peabody CWL, a solicitors’ firm in Hong Kong and part of Nixon Peabody LLP. He acted as managing partner of the firm from its establishment in May 2002 until April 2016. Before founding Nixon Peabody CWL, Mr. Wong was a member of the corporate finance department of Reed Smith Richards Butler and Victor Chu & Co. in Hong Kong. In addition, Mr. Wong had over 20 years of experience owning and operating a chain of private elderly homes in Hong Kong, called the “Greenery Elderly Home,” which he sold in 2014. Under his leadership, Greenery Elderly Home was the first private elderly home in Hong Kong to recruit a registered nurse, a social worker and a physiotherapist respectively. It was also the first private elderly home in Hong Kong to set up a rehabilitation center within an elderly home and combined intensive rehabilitation services with residential services for an elderly population suffering from stroke and other physical disabilities. Mr. Wong was appointed by the Hong Kong SAR Government as a member of the Elderly Commission in July 2015. Further, Mr. Wong had over 15 years of experience in property development in Hong Kong. Mr. Wong holds a Bachelor of Laws degree from the London School of Economics and Political Science. Mr. Wong is currently working on a Master of Science degree in International Hospitality Management at The Hong Kong Polytechnic University.

Qualifications, Attributes, Skills and Experience: As a result of Mr. Wong’s 20 years of international legal and compliance background, as well as his extensive experience with corporate transactions, he provides our Board with a critical global perspective, as well as strong strategic and compliance expertise.

Executive Officers

Set forth below is certain information regarding our executive officers, other than Mr. Wang, whose biographical information is set forth above under “—Directors.” Beneficial ownership of our equity securities is set forth under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Ownership of Securities.”

James E. Mikolaichik, 46, has served as Executive Vice President and Chief Financial Officer of HGV since August 2016. Previously, Mr. Mikolaichik served in multiple roles at Manning & Napier Inc., an independent investment management firm, from 2011 through 2016. As chairman and president of Manning & Napier Fund Inc., from 2015 through 2016, Mr. Mikolaichik was responsible for all aspects of the mutual fund company. Additionally, from 2011 through 2015, he served as chief financial officer of Manning & Napier Inc., where he was responsible for all aspects of strategic and financial planning, monitoring performance metrics, financial reporting, internal audit, tax, corporate development and investor relations. In addition, Mr. Mikolaichik served as executive vice president and head of strategy of Old Mutual Asset Management from 2008 through 2011, and as its chief risk officer from 2004 through 2008. Mr. Mikolaichik served in various capacities at Deloitte & Touche LLP, providing consulting, financial advisory, auditing and accounting services from 1993 through 2004. Mr. Mikolaichik earned a bachelor’s degree from Susquehanna University in 1993, and a master’s of business administration from Columbia University in 2001.

Charles R. Corbin, 61, has served as HGV’s Executive Vice President and General Counsel since November 2016. Before joining HGV, Mr. Corbin served at Hilton Worldwide for over 6 years, where he was named senior vice president for dispute resolution and employment and benefits. Prior to joining Hilton Worldwide in 2010, Mr. Corbin served in a number of high-level legal roles, including vice president and assistant general counsel at Sunrise Senior Living, and group vice president at the Mills Corporation. Mr. Corbin’s more than 30-year legal and business career includes managing a venture capital firm and serving in a variety of roles as a business counselor, legal advisor, and investor. Mr. Corbin holds a bachelor’s degree in English with highest honors from The Citadel, and a juris doctorate from the University of Dayton School of Law.

Dennis A. DeLorenzo, 53, has served as our Executive Vice President since August 2017 and Chief Sales Officer since December 2016, overseeing all of our global sales operations and Hilton Club. Mr. DeLorenzo previously served as senior vice president of sales from January 2015 to December 2016, and as vice president of marketing development from 2012 to January 2015. Mr. DeLorenzo is an industry veteran with more than 20 years of experience in timeshare sales and marketing leadership roles. He has a dynamic background, having performed in a number of leadership positions within HGV, and having served as senior vice president of marketing with Holiday Inn Club Vacations, as regional vice president of sales and marketing for Sunterra Corporation, and as director of marketing, Mid-Atlantic region for Marriott Ownership Resorts, Inc.

Barbara L. Hollkamp, 65, has served as HGV’s Executive Vice President and Chief Human Resources Officer since August 2016, after having served in a dual role as senior vice president of human resources for Hilton and HGV. Mrs. Hollkamp is responsible for overseeing teams of highly experienced human resources professionals providing strategic business partnerships and consultative talent services across the global business. Ms. Hollkamp’s oversight also includes talent management, compensation, benefits, recruitment, succession planning, learning and development, and general human resources shared services. Ms. Hollkamp joined Hilton in June 2004 as vice president before being appointed as senior vice president of human resources for Hilton. Her professional experience spans more than 30 years and is highlighted by strategic human resources management, organizational development, leadership development, and culture management. Mrs. Hollkamp earned a bachelor’s degree in organizational behavior from Rollins College in Florida.

Sherri A. Silver, 55, has served as our Executive Vice President and Chief Marketing Officer since August 2017, overseeing our global marketing operations. Ms. Silver brings more than 20 years of progressive, strategic marketing and business leadership experience in a variety of consumer segments and industries. From 2010 to August 2017, Ms. Silver served as chief marketing officer with Erie Insurance, a growing Fortune 500 insurer, where she led marketing, strategy, innovation, and customer experience. Earlier in her career, Sherri was a senior vice president with JPMorgan Chase from 2002 to 2008, where she grew businesses by serving in multiple capacities, including chief marketing officer from 2005 to 2007 and general manager from 2007 to 2008 for partnership-oriented business units in the U.S. and Canada. Sherri has a wide breadth of expertise and leadership experience focused on developing and executing integrated, consumer-focused growth strategies using data and technology to drive better outcomes. Ms. Silver holds an MBA in Finance from Fordham University, and a bachelor’s degree in marketing from the University of Massachusetts.

Stan R. Soroka, 58, has served as HGV’s Executive Vice President and Chief Customer Officer since January 2015. Mr. Soroka is responsible for all resort operations and the Club program, as well as brand standards for resorts and the overall organization. From May 2010 to January 2015, Mr. Soroka served as Hilton’s area vice president for Florida and Hilton Grand Vacations Resort Operations; and in this dual capacity, he oversaw hotel operations for Hilton, Doubletree, Embassy Suites and Waldorf Astoria properties throughout Florida, as well as the Conrad Miami. His responsibilities also included oversight of timeshare resort operation functions for HGV’s developed properties in Las Vegas, New York, Orlando and South Beach, Miami. A second generation hotelier, Mr. Soroka has more than 34 years of experience successfully operating renowned hotels and resorts. Prior to joining Hilton in 2005, he served as managing director of El Conquistador Resort and Las Casitas Village in Puerto Rico, and previously held leadership roles at Oakbrook Hotels, at Vail Resorts Management, and at H.B.E. Hotels and Resorts. Mr. Soroka began his hospitality career with Hyatt in the stewarding department, quickly moving up the food and beverage ranks before transitioning to front office operations and management. Mr. Soroka earned a Bachelor of Science degree in Hospitality Management from the Conrad N. Hilton College of Hotel and Restaurant Management at the University of Houston.

Allen J. Klingsick, 40, serves as Senior Vice President and Chief Accounting Officer of HGV, a position to which he was appointed in January 2017 in connection with the spin-off. Since February 2013, Mr. Klingsick served in a variety of roles at Hilton and HGV, including most recently as Vice President — Accounting, HGV, and Senior Director of Accounting Research and Policy. His responsibilities at Hilton and HGV included oversight of timeshare accounting operations and global technical accounting matters. From 2011 through 2013, he served as Director of Accounting and Domestic Controller for LivingSocial, where he oversaw domestic accounting operations. From 2001 through 2011, Mr. Klingsick was employed in various capacities with KPMG LLP in Kansas City, Missouri and McLean, Virginia, where he performed public company audits, managed global audit engagement teams and provided training for KPMG associates nationally and internationally. Mr. Klingsick is a Certified Public Accountant, and earned a bachelor’s degree in accounting in 2000 and a Masters in Professional Accountancy in 2001, both from University of Nebraska—Lincoln.

The Board of Directors and Certain Governance Matters

Our Board manages or directs our business and affairs, as provided by Delaware law, and conducts its business through meetings of the Board and three standing committees: the Audit Committee; the Compensation Committee; and the Nominating and Corporate Governance Committee. Our Board has a majority of independent directors, and each of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee is comprised solely of independent directors.

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance include:

•	each of our directors is subject to re-election annually;
•

under our bylaws and our Corporate Governance Guidelines, directors (other than directors designated by certain stockholders pursuant to stockholders agreements) who fail to receive a majority of the votes cast in uncontested elections are required to submit their resignation to our Board of Directors;

•	our independent directors meet regularly in executive sessions;

•

we do not have a stockholder rights plan, and if our Board were ever to adopt a stockholder rights plan in the future without prior stockholder approval, our Board would either submit the plan to stockholders for ratification or cause the rights plan to expire within one year; and

•

we have implemented a range of other corporate governance best practices, including placing limits on the number of directorships held by our directors to prevent “overboarding” and implementing a robust director education program.

In addition, we have entered into a stockholders agreements pursuant to which HNA has the right to nominate designees to our Board.  We are also party to a similar agreement with Blackstone.  During 2017, Blackstone disposed of substantially all of the shares of our common stock that it held, resulting in the termination of certain of these provisions.  One member of our current Board of Directors, Kenneth Caplan, was designated by Blackstone pursuant to the stockholders agreement.  See “Item 1. Business—Key Agreements Related to the Spin-Off—HNA Stockholders Agreement” and “—Blackstone Stockholders Agreement” for additional information.

Director Independence and Independence Determinations

Under our Corporate Governance Guidelines and NYSE rules, a director is not independent unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. The director also must meet the bright-line test for independence set forth by the NYSE rules.

Our Corporate Governance Guidelines define “independence” in accordance with the independence definition in the current NYSE corporate governance rules for listed companies. Our Corporate Governance Guidelines require the Board to review the independence of all directors at least annually.

In the event a director has a relationship with the Company that is relevant to his or her independence and is not addressed by the objective tests set forth in the NYSE independence definition, the Board will determine, considering all relevant facts and circumstances, whether such relationship would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has affirmatively determined that each of Ms. Bacon, Mr. Huang, Mr. Johnson, Mr. Lazarus, Ms. Patsley, Mr. Potter and Mr. Whetsell is independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and under all applicable NYSE guidelines, including with respect to committee membership. Our Board also has determined that each of Ms. Bacon, Mr. Johnson and Ms. Patsley is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the heightened NYSE independence requirements for audit committee service, and that each of Mr. Johnson, Mr. Lazarus and Mr. Whetsell is “independent” for purposes of the heightened NYSE independence requirements for compensation committee service, and is an “outside director” as defined under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and a “non-employee director” as defined by applicable SEC regulations.

In making its independence determinations, the Board considered and reviewed all information known to it (including information identified through directors’ questionnaires).

Board Structure

Our Board of Directors is led by Mr. Potter, our Non-Executive Chairman. Our Board does not currently have a policy as to whether the role of Chairperson of the Board and Chief Executive Officer should be separate. Our Board believes that the Company and stockholders are best served by maintaining flexibility to determine whether the Chairperson and the Chief Executive Officer positions should be separate or combined at a given point in time in order to provide appropriate leadership for us at that time. We believe that the separation of the Chairperson and Chief Executive Officer positions is appropriate corporate governance for us at this time. Accordingly, the Chief Executive Officer position is separate from the Chairperson position. Mr. Potter serves as Chairman, while Mr. Wang serves as our Chief Executive Officer and President. Our Board believes that this structure best encourages the free and open dialogue of competing views and provides for strong checks and balances. Additionally, Mr. Potter’s attention to Board and committee matters allows Mr. Wang to focus more specifically on overseeing the Company’s day-to-day operations, as well as strategic opportunities and planning. Our Chairperson serves as Presiding Independent Director unless the Chairperson does not qualify as an independent director, in which case the independent directors will select a Presiding Independent Director. The Presiding Independent Director’s duties are set forth in our Corporate Governance Guidelines, and include chairing the executive sessions of non-management and independent directors, providing guidance with respect to compliance with the Corporate Governance Guidelines, reviewing Board and committee meeting agenda, and serving as a non-exclusive liaison among the independent directors and other Board members.

Board Committees

Committee membership and meetings.  The following table summarizes the current membership of each of the Board’s committees.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Mark D. Wang
Leonard A. Potter			Chair
Brenda J. Bacon	X		X
Kenneth A. Caplan
Yasheng Huang			X
David W. Johnson	X	X
Mark H. Lazarus		X
Pamela H. Patsley	Chair
Paul W. Whetsell		Chair	X
Kenneth Tai Lun Wong

We expect all directors to attend all meetings of the Board, meetings of the committees of which they are members and any meeting of stockholders. The following table sets forth the number of meetings held by the Board and each committee during the year ended December 31, 2017. All of our directors attended at least 75% of the meetings of the Board and committees during 2017 following their appointment and, with the exception of Messrs. Huang and Wong, who were not appointed at the time, all of our directors attended the 2017 Annual Meeting of Stockholders.

Number of Meetings
Board of Directors	7
Audit Committee	8
Compensation Committee	9
Nominating and Corporate Governance Committee	4

Audit Committee.  The Audit Committee is a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  All members of the Audit Committee have been determined to be “independent,” consistent with our Audit Committee Charter, Corporate Governance Guidelines, applicable SEC regulations and the NYSE listing standards applicable to boards of directors in general and audit committees in particular. Our Board also has determined that each of the members of the Audit Committee is “financially literate” within the meaning of the listing standards of the NYSE. In addition, our Board has determined that Ms. Patsley qualifies as an “audit committee financial expert” as defined by applicable SEC regulations and has accounting and/or related financial management expertise as required by the listing standards of the NYSE.

The duties and responsibilities of the Audit Committee are set forth in its charter, which may be found at www.hgv.com under Investors—See More Documents—Governance Documents—Audit Committee Charter, and include among others:

•	the adequacy and integrity of our financial reporting and disclosure practices;
•	the integrity of our financial statements;

•	the soundness of our system of internal controls regarding finance and accounting compliance;
•	the annual independent audit of our consolidated financial statements;
•	the independent registered public accounting firm’s qualifications and independence;
•	the engagement of the independent registered public accounting firm;
•	the performance of our internal audit function and independent registered public accounting firm;
•	the scope, approach, performance and results of the independent registered public accounting firm and our internal audit function;
•	our compliance with legal and regulatory requirements in connection with the foregoing;
•	oversight of our exposure to risk, including, but not limited to, data privacy and security, business continuity and operational risks;
•	review of related party transactions; and
•	compliance with our Code of Conduct.

With respect to our reporting and disclosure matters, the responsibilities and duties of the Audit Committee include reviewing and discussing with management and the independent registered public accounting firm our annual audited financial statements and quarterly financial statements prior to inclusion in our Annual Report on Form 10-K or other public filings in accordance with applicable rules and regulations of the SEC.

On behalf of the Board, the Audit Committee plays a key role in the oversight of our risk management policies and procedures. See “—Oversight of Risk Management.”

Compensation Committee.  All members of the Compensation Committee have been determined to be “independent,” “outside directors” and “non-employee directors” as defined by our Compensation Committee Charter, Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors generally, and compensation committees in particular. In addition, all members of the Compensation Committee have been determined to be an “outside director” as defined under Section 162(m) of the Code and a “non-employee director” as defined by applicable SEC regulations.

 The duties and responsibilities of the Compensation Committee are set forth in its charter, which may be found at www.hgv.com under Investors—See More Documents—Governance Documents—Compensation Committee Charter, and include among others:

•

the establishment, maintenance and administration of compensation and benefit policies designed to attract, motivate and retain personnel with the requisite skills and abilities to contribute to the long term success of the Company;

•

oversight of the goals, objectives and compensation of our President and Chief Executive Officer, including evaluating the performance of our President and Chief Executive Officer in light of those goals;

•	oversight of the goals, objectives and compensation of our other executives and directors;
•	review of the effectiveness of our executive compensation programs;
•	review, approve or recommend to the Board, and administer, our equity-based and annual incentive plans;
•	our compliance with the compensation rules, regulations and guidelines promulgated by the NYSE, the SEC and other law, as applicable; and
•	the issuance of a report on executive compensation for inclusion in our annual proxy statement and annual report.

With respect to our reporting and disclosure matters, the responsibilities and duties of the Compensation Committee include overseeing the preparation of the Compensation Discussion and Analysis for inclusion in our annual proxy statement and Annual Report on Form 10-K in accordance with applicable rules and regulations of the SEC. The charter of the Compensation Committee permits the committee to delegate any or all of its authority to one or more subcommittees and to delegate to one or more of our officers the authority to make awards to employees other than any Section 16 officer under our incentive compensation or other equity-based plan, subject to compliance with the plan and the laws of our state of jurisdiction.

The Compensation Committee has the authority under its charter to retain outside consultants or advisors, as it deems necessary or advisable. In accordance with this authority, the Compensation Committee has engaged the services of Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent outside compensation consultant.

All executive compensation services provided by Pearl Meyer have been conducted under the direction or authority of the Compensation Committee, and all work performed by Pearl Meyer was pre-approved by the Compensation Committee. Neither Pearl Meyer nor any of its affiliates maintains any other direct or indirect business relationships with us or any of our subsidiaries. The Compensation Committee evaluated whether any work provided by Pearl Meyer raised any conflict of interest for services proposed to be performed during 2018 and determined that it did not.

As requested by the Compensation Committee, Pearl Meyer’s proposed services to the Compensation Committee include, among other things, providing perspective on current trends and developments in executive and director compensation as well as analysis of benchmarking data and confirmation of our peer group composition.

Nominating and Corporate Governance Committee.  All members have been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards.

The duties and responsibilities of the Nominating and Corporate Governance Committee are set forth in its charter, which may be found at www.hgv.com under Investors—See More Documents—Governance Documents—Nominating and Corporate Governance Committee Charter, and include among others:

•	advise the Board concerning the appropriate composition and qualifications of the Board and its committees;
•	identify individuals qualified to become Board members;
•	recommend to the Board the persons to be nominated by the Board for election as directors at any meeting of stockholders;
•	recommend to the Board the members of the Board to serve on the various committees;
•	develop and recommend to the Board a set of corporate governance guidelines and assist the Board in complying with them; and
•	oversee the evaluation of the Board and the Board’s committees.

Oversight of Risk Management

The Board of Directors has overall responsibility for risk oversight, including, as part of regular Board and committee meetings, general oversight of executive management of risks relevant to the Company. A fundamental part of risk oversight is not only understanding the material risks a company faces and the steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The involvement of the Board of Directors in reviewing our business strategy is an integral aspect of the Board’s assessment of management’s tolerance for risk and its determination of what constitutes an appropriate level of risk for the Company. While the full Board has overall responsibility for risk oversight, it is supported in this function by its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which take the lead in discrete areas of risk oversight and regularly report to the Board.

The Audit Committee assists the Board in fulfilling its risk oversight responsibilities by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the surveillance of administrative and financial controls, our compliance with legal and regulatory requirements and our enterprise risk management program. Through its regular meetings with management, including the finance, legal and internal audit functions, the Audit Committee reviews and discusses all significant areas of our business and summarizes for the Board all areas of risk and the appropriate mitigating factors. The Compensation Committee assists the Board by overseeing and evaluating risks related to the Company’s compensation structure and compensation programs, including the formulation, administration and regulatory compliance with respect to compensation matters. The Nominating and Corporate Governance Committee assists the Board by overseeing and evaluating programs and risks associated with Board organization, membership and structure, succession planning and corporate governance. In addition, our Board receives periodic detailed operating performance reviews from management. Management updates the Audit Committee on a quarterly basis and the full Board on an annual basis and as needed.

Executive Sessions

Executive sessions, which are meetings of the non-management members of the Board, are regularly scheduled throughout the year. In addition, at least once a year, the independent directors meet in a private session. As long as the Chairman of the Board qualifies as an independent director, the Chairman presides over executive sessions and meeting of independent directors. In other cases, the non-management and independent directors, as applicable, will select a Presiding Independent Director who will preside at such sessions.

Board and Committee Evaluations

Each of the Board and its committees conducts an annual self-evaluation to assess the effectiveness and performance of both the applicable governing body and its members in accordance with our corporate governance guidelines and each committee charter. These self-evaluations were completed during the first quarter of 2018.

Committee Charters and Corporate Governance Guidelines

Our commitment to good corporate governance is reflected in our Corporate Governance Guidelines, which describe the Board’s views on a wide range of governance topics and assist the Board in the exercise of its responsibilities. These Corporate Governance Guidelines are reviewed from time to time by the Nominating and Corporate Governance Committee, and the committee charters are reviewed at least annually by the appropriate committee, and, to the extent deemed appropriate in light of emerging practices, revised accordingly, upon recommendation to and approval by the Board.

Our Corporate Governance Guidelines, our Audit, Compensation, and Nominating and Corporate Governance Committee charters and other corporate governance information are available on our website at www.hgv.com under Investors—See More Documents—Governance Documents. Any stockholder also may request them in print, without charge, by contacting the Office of the Corporate Secretary at Hilton Grand Vacations Inc., 5323 Millennia Lakes Blvd., Suite 400, Orlando, Florida 32839.

Code of Conduct

We maintain a Code of Conduct that applies to all of our directors, officers and employees, including our Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers. The Code of Conduct sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws, use of our assets and business conduct and fair dealing. This Code of Conduct also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC and the listing standards of the NYSE. We will disclose within four business days any substantive changes in or waivers of the Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website at www.hgv.com under Investors—See More Documents, rather than by filing a Form 8-K. In the case of a waiver for an executive officer or a director, the required disclosure also will be made available on our website within four business days of the date of such waiver.

The Code of Conduct is available on our website at www.hgv.com under Investors—See More Documents—Governance Documents—Code of Conduct.  Any stockholder also may request a copy in print, without charge, by contacting the Office of the Corporate Secretary at Hilton Grand Vacations Inc., 5323 Millennia Lakes Blvd., Suite 400, Orlando, Florida 32839.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee was established and appointed effective January 3, 2017. At all times since the Committee was established, the members of the Compensation Committee were Messrs. Johnson, Lazarus and Whetsell, none of whom was, during the year ended December 31, 2017, an officer or employee of HGV or Hilton and none of whom was formerly an officer of HGV or Hilton. Since the establishment of our Compensation Committee, none of our executive officers, or executive officers of Hilton, served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our Compensation Committee or our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, a company’s chief accounting officer and persons who beneficially own more than 10% of a company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE. Executive officers, directors, and beneficial owners with more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such reports and written representations from our executive officers, and directors, we believe that our executive officers, directors, Blackstone and HNA complied with all Section 16(a) filing requirements during 2017, except that Mr. Caplan’s initial Form 3 inadvertently omitted 1,164 shares of common stock that were believed to have been contributed to a foundation.  The initial Form 3 was amended to reflect the omitted shares and the subsequent contribution of those shares to the foundation was timely reported on a Form 4.

Item 11.	Executive Compensation

Compensation of Directors

We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board. Our Compensation Committee reviews non-employee director compensation from time to time. Our employee directors and directors affiliated with Blackstone and HNA receive no compensation for serving on the Board or committees thereof.

Compensation Program

Each non-employee director (other than the directors affiliated with HNA) will be entitled to annual compensation for the period from our 2018 annual meeting until our 2019 annual meeting, as follows:

•	Annual cash retainer of $75,000;
•	Additional annual cash retainer of $120,000 for serving as the chairperson of the Board;
•	Additional annual cash retainer for serving on committees or as the chairperson of a committee as follows:

Each member (other than the chairperson) of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee will receive $10,000 for each committee on which he or she serves; and

The chairperson of the Audit Committee will receive an additional $25,000 and the chairperson of each of the Compensation Committee and the Nominating and Corporate Governance Committee will receive an additional $20,000; and

•

Equity award of approximately $125,000 payable annually in the form of restricted stock units (“RSUs”), which will vest on the earlier of (i) the one-year anniversary of the grant date and (ii) the date of the next annual meeting of stockholders, subject to continued service on the Board through the vesting date.

Cash retainers are paid semi-annually, in arrears. Annual equity award grants to directors are made following each annual meeting of stockholders and represent the directors’ annual grants for their service as a director until the next annual meeting of stockholders.

All of our directors are reimbursed for reasonable travel and related expenses associated with attendance at Board or committee meetings. In addition, our independent directors are reimbursed for reasonable personal costs when they stay at our resorts.

Stock Ownership Policy

We have a stock ownership policy for our non-employee directors. Each of our non-employee directors (other than the directors who are not eligible to receive compensation, including directors affiliated with Blackstone or HNA) is expected to own stock in an amount equal to five times his or her annual cash retainer (exclusive of retainers received for service on a committee of the Board or as chairperson of a committee or the Board). For purposes of this requirement, a director’s holdings include shares held directly or indirectly, individually or jointly, shares held in trust for the benefit of the director or a family member, shares underlying vested options (based on the excess of the market price of the stock over the exercise price), time-vesting restricted stock and RSU awards that have not yet vested, and shares held under a deferral or similar plan. Under this requirement, non-employee directors must retain 50% of HGV shares (i) resulting from the vesting or earning of equity awards, (ii) acquired in open market purchases, and (iii) already owned before becoming subject to the stock ownership policy, in each case until the ownership requirements are satisfied. Non-employee directors are expected to meet this ownership requirement within five years from the later of (i) March 9, 2017 and (ii) the date he or she first becomes subject to the stock ownership policy. Declines in the stock price will not affect compliance with the stock ownership policy as long as each non-employee director continues to hold the number of shares held at the time compliance was initially achieved.

Director Compensation for 2017

The table below sets forth information regarding non-employee director compensation for the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)	Total Number of Outstanding Equity Awards (#)
Leonard A. Potter	$213,822	$168,778	$382,600	3,482
Brenda J. Bacon	$94,479	$168,778	$263,257	3,482
Kenneth A. Caplan (3)	—	—	—	—
Yasheng Huang (4)	$33,534	$93,822	$127,356	2,686
David W. Johnson	$94,479	$168,778	$263,257	3,482
Mark H. Lazarus	$84,534	$168,778	$254,312	3,482
Pamela H. Patsley	$100,000	$168,778	$268,778	3,482
Paul W. Whetsell	$104,425	$168,778	$273,203	3,482
Kenneth Tai Lun Wong (3)	—	—	—	—

(1)

Amounts reflect prorated fees for the portion of 2017 that each non-employee director served, based on the director fees set forth under “Compensation Program.”  Ms. Patsley served the full year, while Messrs. Potter, Johnson, Lazarus and Whetsell and Ms. Bacon served for the period from January 3, 2017 through December 31, 2017.  Mr. Huang served for the period from his appointment date, August 9, 2017, through December 31, 2017.

(2)

Amounts reflect a prorated equity award for the period from January 3, 2017 through the date of the 2017 annual meeting of stockholders, based on an annual award of $125,000, plus an annual equity award for the period from the date of the

2017 annual meeting of stockholders through the date of the 2018 annual meeting of stockholders.  Mr. Huang received a prorated equity award based on the number of days from his appointment date, August 9, 2017, through the date of the 2018 annual meeting of stockholders.  Represents the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, using the assumptions discussed in Note 16: Share Based Compensation of our audited consolidated financial statements included in Item 8 in this Annual Report on Form 10-K.

(3)	Messrs. Caplan and Wong were not eligible to receive compensation because they are affiliated with Blackstone and HNA, respectively.
(4)	Mr. Huang received a prorated cash fee and a prorated equity award based on the number of days from his appointment date, August 9, 2017, through the date of the 2018 annual meeting of stockholders.

Eligible non-employee directors are awarded equity under the Hilton Grand Vacations Inc. 2017 Stock Plan for Non-Employee Directors (the “Director Stock Plan”) in the form of RSUs. RSUs vest on the earlier of (i) the one-year anniversary of the grant date and (ii) the date of the next annual meeting of stockholders, subject to continued service on the Board through the vesting date or as otherwise provided in the plan or applicable award agreement. Dividend equivalents accrue on unvested RSUs either in cash or, at the sole discretion of the Compensation Committee, in shares of HGV’s common stock or additional RSUs equal to the fair market value of the dividend equivalent payment as of the dividend payment date, payable at the same time as the underlying RSUs are settled following vesting (or forfeited to the extent the underlying RSUs are forfeited). Any unvested RSUs held by a non-employee director will become fully earned and vested upon (i) termination of such director’s service as a result of such director’s death or disability, (ii) a change in control event, if the successor or surviving company does not assume, substitute or continue the RSUs on substantially similar terms, or (iii) termination of such director’s service without cause or with good reason (each as defined in the form of Restricted Stock Unit Agreement for use under the Director Stock Plan) within twelve months following a change in control. In addition, if a non-employee director retires more than six months after the grant date of a director RSU award, then a pro-rata number of RSUs shall become earned and vested as of the retirement date. Unvested RSUs are forfeited upon termination of service for any other reason.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2017.

Submitted by the Compensation Committee of the Board of Directors:

Paul W. Whetsell, Chair

David W. Johnson

Mark H. Lazarus

Compensation Disclosure and Analysis

Special Note Regarding the Spin-Off

Prior to the completion of the spin-off on January 3, 2017, we were a wholly-owned subsidiary of Hilton. This proxy statement discloses the compensation of our principal executive officer, principal financial officer and our three next highest compensated executive officers, based on compensation for the year ended December 31, 2017 (collectively, the “NEOs”).  Information presented for periods prior to the spin-off reflects the historical compensation philosophy, strategy, and program designed by Hilton and approved by the compensation committee of Hilton’s board of directors (the “Hilton Committee”), as well as the consideration of such factors as the Hilton Committee or management of Hilton determined were appropriate for an organization of Hilton’s size and complexity.

Equity-based awards granted prior to December 31, 2016 are presented on an as-converted basis to reflect those awards in terms of shares of HGV common stock instead of Hilton common stock. Hilton awards held by

HGV employees as of January 3, 2017 were converted into awards that will settle in shares of HGV common stock and adjusted in a manner intended to preserve the intrinsic value of the award immediately following the spin-off.  Each outstanding option to purchase shares of Hilton common stock, whether vested or unvested, was converted into an option to purchase shares of HGV common stock, on the same general terms and conditions as the Hilton stock option. Outstanding restricted stock units (“RSUs”) that would have settled in shares of Hilton common stock and that were subject to service-based vesting were converted into service-based RSUs (“Service RSUs”) that will settle in HGV common stock on the same general terms and conditions as the Hilton RSUs. Outstanding performance-vesting RSUs and restricted stock awards (collectively, “PSAs”) that would have settled in shares of Hilton common stock that were granted in 2015 and 2016 have been converted into Service RSUs or service-based restricted stock that will settle in shares of HGV common stock (the “Converted PSAs”). Subject to each such holder’s continued employment through the applicable vesting date, the Converted PSAs will vest on the date that the performance period applicable to the Converted PSAs prior to their conversion would have otherwise ended, and will settle in shares of HGV common stock. The service-vesting requirements in effect for each equity-based award remained unchanged, and HGV employees were given credit for service with Hilton prior to the spin-off and continued service with HGV after the spin-off.

Our Named Executive Officers

Our NEOs, based on total compensation paid during the year ended December 31, 2017, are set forth below:

Name	Position
Mark D. Wang	President and Chief Executive Officer (“CEO”)
James E. Mikolaichik	Executive Vice President and Chief Financial Officer (“CFO”)
Dennis DeLorenzo	Executive Vice President and Chief Sales Officer
Charles R. Corbin	Executive Vice President and Chief Legal Officer
Barbara L. Hollkamp	Executive Vice President and Chief Human Resources Officer

2017 Company Performance

Highlights of HGV’s financial performance for the year ended December 31, 2017 include:

•	Diluted earnings per share was $3.28 for the year, an increase of 92.9% over 2016;
•	Net income was $327 million for the year, an increase of 94.6% over 2016;
•	Adjusted EBITDA was $395 million;
•	Real estate sales and financing segment Adjusted EBITDA was $359 million;
•	Resort operations and club management segment Adjusted EBITDA was $204 million;
•	Contract sales increased 8.8%;
•	Fee-for-service contract sales as percentage of total contract sales were 54.4%;
•	Net Owner Growth was 19,272, or 7.2%; and
•

HGV announced its first project in Japan, a 132-unit timeshare resort in Okinawa, entered into a joint venture with an affiliate of Blackstone Real Estate Partners to acquire Elara, a 1,201-key timeshare resort property in Las Vegas, Nevada and acquired Sunrise Lodge, an 83-unit property in Park City, Utah.

Adjusted EBITDA and segment Adjusted EBITDA are defined and reconciled to the most comparable measure under GAAP in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and in Note 19—Business Segments of the consolidated financial statements in this Annual Report on Form 10-K.

Based on these financial results, certain of our NEOs earned performance-based compensation as follows:

•	annual incentive payouts between 108%-153% of target, with respect to all NEOs;

•

quarterly incentive payouts between 55%-142% of target with respect to Mr. DeLorenzo (Messrs. Wang, Mikolaichik and Corbin and Ms. Hollkamp did not participate in our quarterly incentive cash compensation plan);

•	RSUs and Converted PSAs increasing in value commensurate with the increase in HGV’s stock price; and
•	options increasing in in-the-money value commensurate with the increase in HGV’s stock price.

2017 Executive Compensation Design and Decisions

The compensation committee of HGV’s board of directors (the “Committee”) determined our executive compensation philosophy, strategy and program design, as well as compensation levels for our NEOs.  In making the initial determination of our executive compensation philosophy, strategy and program design and in setting compensation levels for our NEOs for 2017, the Committee considered, among other factors, the fact that the performance of HGV as a separate entity would be subject to different financial and other factors than our performance as a division of Hilton would be subject; the objectives of and risks related to our operation as an independent company; the increased responsibilities in our NEOs’ roles at HGV compared to historical roles at Hilton; the components and amounts of executive compensation at companies within our peer group; and information provided by Pearl Meyer, the Committee’s independent compensation consultant. For future periods, we expect the Committee to also consider HGV’s financial performance and other factors associated with established independently operating companies.  An overview of our 2017 executive compensation program is set forth below.

Overview

Compensation Philosophy.  Our compensation philosophy is designed to achieve a number of goals, including attracting and retaining the highest quality executives, providing market competitive compensation opportunities, aligning pay with performance and stockholder value, and emphasizing performance-based compensation.  The Committee has determined that our compensation program should be comprised of three primary components (base salary, short-term cash incentive awards and long-term incentive awards), in order to cultivate long-term value creation without unnecessary risk, reward the successful execution of our business strategy, and create an ownership culture.

Key 2017 Compensation Decisions.  For 2017, the Committee:

•	approved adjustments to NEO base salaries, target bonus opportunities, and target long-term incentive grant values to better align with market benchmarks for a separate, publicly-traded company;
•

approved an annual cash incentive plan design that is 60% linked to HGV adjusted EBITDA, 10% to cost savings, and 30% to individual executive performance goals and objectives and that includes payout levels ranging from 25-75% of base salary at threshold and 50-150% of base salary at target, with a maximum payout ranging from 100-300% of base salary;

•

approved a quarterly cash incentive plan design, under which our Executive Vice President and Chief Sales Officer participates, that is 20% linked to HGV adjusted EBITDA, 20% to sales and marketing cost savings, 15% to net sales volume and 45% to individual performance objectives and that includes payout levels of 50% of base salary at threshold and 100% of base salary at target, with a maximum payout of 150% of base salary;

•

approved a long-term incentive plan design with annual equity grants, initially in the form of stock options (50% of grant value) and Service RSUs (50% of grant value), each vesting at the rate of 25% one year following the grant, 25% two years following the grant, and 50% three years after the grant, due to the uncertainties in selecting appropriate performance metrics immediately following the spin-off, and discussed the possibility of including performance-based long-term equity awards in grants for future periods to better align pay with performance; and

•

granted (i) special equity retention awards to our Executive Vice President and Chief Financial Officer, our Executive Vice President and Chief Human Resources Officer, and our Executive Vice President and Chief Legal Officer in recognition of the positions they assumed in connection with the spin-off and their importance to an effective transition to our operations as a separate company, (ii) a special equity award to our Executive Vice President and Chief Legal Officer in recognition of his assumption of responsibility for our global development teams, and (iii) a special promotion equity award to our Executive Vice President and Chief Sales Officer in recognition of his increased responsibilities assumed in connection with his promotion.

In reviewing and approving these items, the Committee worked with Pearl Meyer and select members of executive management, and considered the following key factors:

•	the Committee’s determinations as to our compensation philosophy and program design;
•	the sustained high performance of the HGV business and the HGV leadership team;
•	the expanded roles and responsibilities of each NEO within a separate, public company structure;
•	the objective of minimizing complexity, where possible, in recognition of HGV’s status as a separate publicly-traded company;
•	the views and recommendations of select members of executive management; and
•	the views and recommendations of Pearl Meyer, including external market data provided by Pearl Meyer.

An overview of our 2017 executive compensation program is set forth below.

Compensation Element	Form	Objectives
Base Salary Fixed, short-term	Cash	• Attract and retain high quality executives to drive our success • Align with external competitive level and internal parity for each role, responsibility and experience
Short-term Incentive At-risk, short-term (quarterly and annual periods)	Cash	• Reward for our overall and business area financial results • Align actual pay-out based on achievement of our overall and business area performance goals
Long-term Incentive At-risk, medium to long-term	Equity, including: Service RSUs (50%) Stock Options (50%)

•    Reward for our future performance and align

      with interests of our stockholders

•    Retain key executives through vesting over

      multi-year periods

•    Vest RSUs 25% after one year, 25% after two

      years and 50% after three years

•    Vest stock options 25% after one year, 25%

     after two years and 50% after three years, with

     a 10-year expiration from the date of grant

Compensation Practices and Policies

General. The Committee adopted a number of overall executive compensation practices and policies, all of which the Committee believes to represent sound overall governance of executive compensation.

What We Do (Best Practices)	What We Don’t Do or Allow
✓ Executive sessions without management	× Excessive severance
✓ Independent compensation consultant	× Single-trigger equity acceleration for change in control
✓ Significant percentage of pay “at risk”	× Excise tax gross-ups
✓ Significant use of equity-based pay	× Option repricing or buyouts
✓ Three-year vesting on equity awards	× Provide for reload awards
✓ Require fair market value options with a 10-year term	× Pay dividends or dividend equivalents on unvested awards
✓ Capped incentive opportunities
✓ Clawback policy upon restatement
✓ Robust stock ownership requirements
✓ Efficient use of equity

Role of the Compensation Committee.  The Committee establishes the overall executive compensation philosophy and strategy, sets and approves compensation for our NEOs, and approves all incentive plan designs, goals, and awards affecting executive officers, including our NEOs. The Committee also approves all equity compensation plans and awards. In performing its role, the Committee receives input from the CEO, select members of management, and its independent consultant.

Role of Management.  The CEO, Chief Human Resources Officer, and Chief Legal Officer routinely provide information, advice, and recommendations to the Committee. Other members of management may be called upon to provide information to the Committee as well. The Committee regularly meets in executive session without members of management present, and members of management are not present for discussions regarding their specific compensation.

Role of the Independent Compensation Consultant.  Pearl Meyer reports to and is directed by the Committee. Pearl Meyer routinely provides information, advice, and recommendations to the Committee on matters pertaining to executive and non-employee director compensation. In selecting Pearl Meyer, the Committee considered the independence factors prescribed by applicable regulations and concluded that none of the work provided by Pearl Meyer raised any conflict of interest, and determined Pearl Meyer met the independence criteria. Pearl Meyer provides no services to HGV other than compensation consulting services.

Peer Group Comparisons.  With respect to external market data, Pearl Meyer recommended and used, and the Committee reviewed, the following peer group in setting compensation for 2017.

Wyndham Worldwide Corporation	Vail Resorts Inc.	Cedar Fair, LP
Toll Brothers Inc.	Marriott Vacations Worldwide Corp.	Sunstone Hotel Investors Inc.
Hyatt Hotels Corporation	SeaWorld Entertainment, Inc.	ClubCorp Holdings, Inc.
Pinnacle Entertainment, Inc.(1)	Ashford Hospitality Trust, Inc.	La Quinta Holdings Inc.
Hovnanian Enterprises Inc.	Six Flags Entertainment Corporation	Diamond Resorts International, Inc.
Boyd Gaming Corporation	Extended Stay America, Inc.	Interval Leisure Group, Inc.

(1)	Prior to spin-off of assets

Given the limited number of direct competitors that are publicly-traded, the industry criteria were intentionally expanded to include other leisure and hospitality companies, as well as homebuilders and other real estate development companies, while preserving reasonable size comparisons in terms of annual revenues, market capitalization, and enterprise value. The Committee intends to annually review and approve any peer group that will be used for executive compensation benchmarking and to consider the benchmark data as one of many factors when making pay determinations.

Say on Pay Vote.  The first advisory vote on HGV’s executive compensation occurred at the 2017 annual meeting of stockholders.  Over 99% of the votes cast were in favor of HGV’s executive compensation.  Accordingly, HGV determined that the “say on pay” vote did not necessitate substantive changes to our executive compensation program.  HGV will ask its stockholders to approve, on an advisory basis, the compensation of its NEOs. To the extent there is any significant vote against the NEO compensation, the Committee will consider the impact of such vote on its future compensation policies and decisions.

Stock Ownership Policy.  We have adopted an executive stock ownership policy applicable to our NEOs. Each of our NEOs is expected to own shares of our common stock in the following amounts within five years from the later of March 9, 2017 and the date he or she first becomes subject to the stock ownership policy:

•	Chief Executive Officer – 5 times base salary; and
•	NEOs and certain other executive officers – 3 times base salary.

Each of our NEOs currently satisfies the executive stock ownership policy. For purposes of this requirement, an executive officer’s holdings include shares held directly or indirectly, individually or jointly, shares held in trust for the benefit of the executive or a family member, shares underlying vested options (based on the excess of the market price of the stock over the exercise price), time-vesting restricted stock and restricted stock unit awards that have not yet vested, and shares held under a deferral or similar plan. Under this requirement, executives must retain 50% of HGV shares (i) acquired after the net settlement of an equity award for withholding taxes and/or payment of an exercise price, (ii) acquired in open market purchases, and (iii) acquired in connection with the spin-off or already owned before becoming subject to the stock ownership policy, in each case until the ownership requirements are satisfied. Declines in the stock price will not affect compliance with the stock ownership policy as long as executives continue to hold the number of shares held at the time compliance was initially achieved.

Clawback Policy.  We have adopted a clawback policy for our incentive compensation. The Board determined that it may be appropriate to recover annual and/or long-term incentive compensation in specified situations. If the Committee determines that incentive compensation of its current and former officers subject to reporting under Section 16 of the Exchange Act or any other employee designated by the Committee, was overpaid, in whole or in part, as a result of a restatement of the reported financial results of HGV or any of its segments due to material non-compliance with financial reporting requirements (unless due to a change in accounting policy or applicable law) caused or contributed to by such employee’s fraud, willful misconduct or gross negligence, the Committee will review the incentive compensation paid, granted, vested or accrued based on the prior inaccurate results and determine whether to seek recovery of any excess incentive compensation paid or earned as a result of such inaccurate results.

Equity Award Granting Policy.  The annual grant of stock-based awards to our NEOs is made on the date of the first regularly scheduled Board or Committee meeting of the calendar year (typically held in the first quarter). In addition to annual awards, other grants may be awarded at other times (1) to attract new hires; (2) to recognize employees for special achievements or for retention purposes; (3) to new employees as a result of the acquisition of another company; or (4) as may be desirable and prudent in other special circumstances. The exercise price of stock options is determined based on the fair market value of a share of a share of common stock on the grant date. We monitor and periodically review our equity grant policies to ensure compliance with plan rules and applicable law. We do not have a program, plan or practice to time our equity grants in coordination with the release of material, non-public information.

Risk Considerations.  The Committee believes that the design and objectives of our executive compensation program provide an appropriate balance of incentives for executives and avoid inappropriate risks. In this regard, our executive compensation program includes, among other things, the following design features:

•	Balances fixed versus at-risk compensation;

•	Balances short-term cash and long-term equity incentive compensation;
•

Provides that at-risk compensation is based on a variety of qualitative and quantitative performance goals, including HGV’s stock price, HGV’s overall financial performance and the performance of specific business area goals;

•	Caps the executives’ incentive compensation opportunities;
•	Provides the Committee with discretion to reduce the annual incentive amount awarded;
•	Requires stock ownership levels;
•	Provides for a clawback of the executive’s compensation in specified circumstances; and
•	Prohibits pledging and hedging of Company stock.

Retirement Savings Benefits.  HGV maintains a tax-qualified 401(k) plan, under which HGV matches 100% of employee contributions up to 3% of eligible compensation and 50% of employee contributions on the next 2% of eligible compensation. In addition to the 401(k) plan, HGV also offers the NEOs and other senior management the opportunity to supplement their retirement and other tax-deferred savings through the Hilton Resorts Corporation 2017 Executive Deferred Compensation Plan (“HGV EDCP”). Those eligible to participate in the HGV EDCP may elect to defer up to 100% of both their annual salary and bonus. HGV currently provides no contribution or match to the HGV EDCP.

Pursuant to the HGV EDCP, specified eligible employees, including our NEOs, may defer up to 100% of either or both their annual salary and bonus. Deferral elections are made by eligible employees in the calendar year preceding the year compensation is earned. Contributions to the HGV EDCP consist solely of participants’ elective deferral contributions with no required matching or other employer contributions. Eligible employees are permitted to make individual investment elections that will determine the rate of return on their deferral amounts under the elective nonqualified deferred compensation plan. Participants may change their investment elections at any time. Deferrals are only deemed to be invested in the investment options selected. Participants have no ownership interest in any of the funds as investment elections are used only as an index for crediting gains or losses to participants’ accounts. The investment options consist of a variety of well-known mutual funds including certain non-publicly traded mutual funds available through variable insurance products. Investment gains or losses in the funds are credited to the participants’ accounts daily, net of investment option related expenses. The HGV EDCP does not provide any above-market returns or preferential earnings to participants, and the deferrals and their earnings are always 100% vested.

NEOs may elect at the time they make their deferral elections to receive in-service distributions at a specified future date. In addition, upon a showing of financial hardship due to death, illness, accident or similar extraordinary or unforeseeable circumstances, an executive may be allowed to access funds in his or her deferred compensation account before he or she otherwise would have been eligible. The participant must make two payout elections, one in the case of termination and one in the case of retirement. Benefits can generally be received either as a lump sum payment or in installments over a period not to exceed 20 years in the case of retirement, five years in the case of termination and five years for in-service distributions. In the event of a change in control, 100% of the value of the eligible employee’s deferred compensation account will be distributed.

Compliance with IRS Code Section 162(m).  Section 162(m) of the Internal Revenue Code generally limits HGV’s federal income tax deduction for any compensation in excess of $1,000,000 paid to NEOs except for the Chief Financial Officer. However, this provision does not apply to certain performance-based compensation as long as specified requirements are met.

We expect that the Committee will take the deductibility limitations of Section 162(m) into account in its compensation decisions; however, the Committee may, in its judgment, authorize compensation payments that are not exempt under Section 162(m) when it believes that such payments are appropriate to attract or retain talent.

A portion of the short-term cash incentive opportunities granted to our NEOs in 2017 were designed in a manner intended to be exempt from the deduction limitation of Section 162(m) because they are paid based on the achievement of pre-determined performance goals established by the Committee pursuant to our stockholder-approved Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (the “Incentive Plan”).  As part of the United States tax reform legislation enacted on December 22, 2017, the exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017.  As a result, compensation paid to certain of our executive officers in excess of $1,000,000 will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

Despite the Committee’s efforts to structure a portion of our NEOs’ incentive compensation to comply with the exemption from the deduction limits of Section 162(m), because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and related Treasury regulations under the tax reform legislation, including the uncertain scope of the transition relief, no assurance can be given that any compensation will satisfy the requirements for exemption under Section 162(m).  The Committee reserves the right to modify compensation that was initially intended to be exempt from Section 162(m) if it determines that such modifications are consistent with HGV’s business needs.

2017 NEO Compensation Structure

The Committee approved the following compensation structure for our NEOs for 2017.

		Short-Term Incentive Opportunity			Long-Term Incentive Opportunity
Name	Base Salary	% Salary	$ Value	Target Total Cash	% Salary	$ Value	Target Total Direct
Mark D. Wang	$900,000	150%	$1,350,000	$2,250,000	400%	$3,600,000	$5,850,000
James E. Mikolaichik	$450,000	100%	$450,000	$900,000	200%	$900,000	$1,800,000
Dennis DeLorenzo(1)	$400,000	200%	$800,000	$1,200,000	200%	$800,000	$2,000,000
Charles R. Corbin	$400,000	50%	$200,000	$600,000	150%	$600,000	$1,200,000
Barbara L. Hollkamp	$400,000	50%	$200,000	$600,000	150%	$600,000	$1,200,000

(1)

With respect to Mr. DeLorenzo, effective July 1, 2017, the Committee approved his adjusted base salary, short-term incentive opportunity, and long-term incentive opportunity for the third and fourth quarter of 2017 in connection with his promotion to Executive Vice President and Chief Sales Officer.  Mr. DeLorenzo’s overall short-term incentive opportunity is allocated 50% to the annual cash incentive program and 50% to the quarterly cash incentive program.

This compensation structure reflects the desired pay-for-performance orientation with an emphasis on long-term, equity-based incentive compensation opportunities tied to stockholder value creation, as evidenced by the following mix.

Base Salary

In 2017, the Committee reviewed and set the base salaries for our NEOs.  The increases over 2016 base salaries were based on the Committee’s consideration of a number of factors, including the increased responsibilities in our NEOs’ roles at HGV compared to historical roles at Hilton and the level of base salaries of executives serving in similar roles and with comparable responsibilities at companies in our peer group.  The base salaries of our NEOs for 2016 were reviewed and set by the Hilton Committee, with respect to Mr. Wang, and by Hilton management with respect to our other NEOs.

Name	2016 Base Salary	2017 Base Salary
Mark D. Wang	$689,585	$900,000
James E. Mikolaichik	$450,000	$450,000
Dennis DeLorenzo	$265,225	$400,000	(1)
Charles R. Corbin	$325,000	$400,000
Barbara L. Hollkamp	$360,706	$400,000

(1)

The increase in Mr. DeLorenzo’s base salary was effective July 1, 2017 in connection with his promotion to Executive Vice President and Chief Sales Officer.  Prior to such date, Mr. DeLorenzo’s base salary was $365,000.

Short-Term Incentive Compensation

Annual Cash Incentive Program. The Committee has approved an annual cash incentive program that rewards the participants for their contributions towards specific annual, short-term financial and operational goals that are tied to the overall HGV strategy. It is designed to motivate the participants to focus on strategic business results and initiatives and reward them for results and achievements with respect to their area of responsibility. Each participant’s annual cash incentive award opportunity generally is based on both corporate and individual performance objectives, and is expressed as a percentage of his or her base salary in effect at the fiscal year-end. Threshold, target and maximum annual incentive opportunities for our NEOs were initially approved by the Committee based on peer group benchmark data, and are expected to be approved annually by the Committee based on peer group benchmark data and the scope and impact the participant has on HGV’s overall results.

The threshold, target and maximum payout levels for our NEOs for the year ended December 31, 2017 are set forth in the table below.

Name	Threshold (50% of Target)		Target		Maximum (200% of Target)
Mark D. Wang	75%		150%		300%
James E. Mikolaichik	50%		100%		200%
Dennis DeLorenzo	39%	(1)	78.5%	(1)	144%	(1)
Charles R. Corbin	25%		50%		100%
Barbara L. Hollkamp	25%		50%		100%

(1)	Blended based on the period before and after his promotion to Executive Vice President and Chief Sales Officer.

Our annual cash incentive program is based on a combination of corporate and individual performance objectives, and the weighting of each objective is allocated to drive business results within each participant’s area of responsibility. Individual performance objectives are both quantitative and qualitative in nature, based on financial, operational and strategic objectives specific to each individual and the function for which they are responsible. The Committee relied on a variety of metrics in establishing annual cash awards, including Adjusted EBITDA (as defined above), which is the primary measure of HGV’s financial performance; cost savings, which is crucial to management of HGV’s performance, particularly with respect to the functions for which each individual is responsible; and individual performance objectives.  Adjusted EBITDA and cost savings are quantitative measures.  Individual performance objectives are comprised of quantitative factors, such as applicable segment EBITDA, operating surplus or deficit, and net owner growth, and qualitative factors, such as talent management, organizational learning, advancement of HGV’s culture and talent acquisition.

Each NEO’s annual cash incentive components, weightings and key performance measures for the year ended December 31, 2017 are set forth below.

Weighting as a % of Total Award Opportunity
Name	Adjusted EBITDA(1)	Cost Savings(2)	Individual Performance Goals	Primary Individual Performance Goals
Mark D. Wang	60%	10%	30%	•	Increase net owner growth
				•	Maximize customer engagement and experience
				•	Focus on culture and talent
				•	Navigate business and legal risk
James E. Mikolaichik	60%	10%	30%	•	Lead and support strategic alternatives
				•	Focus on equity investor relations and efficient cash management
				•	Align financial reporting across the organization
Dennis DeLorenzo	—	—	100%	•	Improve sales of inventory
				•	Lead and support strategic alternatives
				•	Focus on culture and talent
Charles R. Corbin	60%	10%	30%	•	Lead and support strategic alternatives
				•	Deliver best-in-class legal and business partnership
				•	Navigate legal and business risk
Barbara L. Hollkamp	60%	10%	30%	•	Focus on culture and talent
				•	Drive the workforce strategies at the C-level
				•	Focus on organization design and structure
				•	Design and align human resources systems, services and infrastructure to support an independently operated company
				•	Oversee the development of HR products and services

(1)	Adjusted EBITDA calculated as set forth in Note 19: Business Segments of our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
(2)	Measured by general and administrative expense less stock compensation expense (“Corporate G&A Expense”).

 Following the performance period, each corporate and individual performance objective of our annual cash incentive program is assessed and rated based on the level of achievement. Our actual annual cash incentive awards are calculated by multiplying each participant’s actual base salary by his or her target award potential, which are then adjusted by an achievement factor based on the combined achievement of the corporate component and the individual performance objectives. The Committee assesses the achievement of performance objectives and the achievement factor adjustment with respect to Mr. Wang and calculates his incentive award.  Mr. Wang and the HGV compensation department assess the achievement of individual performance objectives and the achievement factor for the other NEOs, and calculate the incentive awards.  The Committee reviews the information provided by Mr. Wang and the HGV compensation department, and approves the annual cash incentive awards payable to our other NEOs.

The financial component ranges and actual performance results under the annual cash incentive program for the year ended December 31, 2017 are set forth in the table below.

	Adjusted EBITDA(1)	Cost Savings(2)	Payout as a % of Target(3)
Threshold	$367.3	$99.7	50%
Target	$386.7	$94.9	100%
Maximum	$406.0	$90.2	200%
2017 Actual Performance	$394.6	$94.1
2017 Payout % of Target	140%	124%

(1)	Dollars in millions.
(2)	Measured by Corporate G&A Expense, and expressed as dollars in millions.
(3)	For actual performance between the specified threshold, target and maximum levels, the resulting payout percentage is adjusted on a linear basis.

The target cash incentive opportunity and the cash incentive award earned by our NEOs (as reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table) and the achievement factor for the year ended December 31, 2017 are set forth in the table below.

Name	2017 Year-End Base Salary		Target Annual Cash Incentive Opportunity as a Percent of Base Salary		Target Annual Cash Incentive Opportunity	Achievement Factor as a Percent of Target Award(1)	2017 Amount Earned under Annual Cash Incentive Program
Mark D. Wang	$900,000		150%		$1,350,000	135%	$1,827,900
James E. Mikolaichik	$450,000		100%		$450,000	146%	$657,394
Dennis DeLorenzo	$382,500	(2)	78.5%	(2)	$300,375	144%	$433,268
Charles R. Corbin	$400,000		50%		$200,000	145%	$290,300
Barbara L. Hollkamp	$400,000		50%		$200,000	153%	$305,300

(1)	Percentages have been rounded.
(2)	Blended based on the period before and after his promotion to Executive Vice President and Chief Sales Officer.

Quarterly Cash Incentive Program. In addition to our annual cash incentive program, we offer a quarterly cash incentive program for certain sales and marketing team members.  The 2017 first and second quarter cash incentive opportunities and objectives for Mr. DeLorenzo were established pursuant to this program.  In August 2017, in connection with his promotion to Executive Vice President and Chief Sales Officer, the Committee approved the 2017 third and fourth quarter cash incentive opportunities and objectives for Mr. DeLorenzo.  The quarterly cash incentive program provides a cash incentive award opportunity based on financial objectives and individual performance for each quarter, subject to a true-up / true-down at the end of the fiscal year. The quarterly cash incentive opportunity is expressed as a percentage of Mr. DeLorenzo’s base salary with threshold, target and maximum payout levels approved by the Committee for the third and fourth quarters of 2017, based on recommendations by Mr. Wang and HGV’s compensation department. The threshold, target and maximum payout levels for Mr. DeLorenzo, the only NEO who participated in the quarterly cash incentive program for the year ended December 31, 2017, are set forth in the table below.

Name	Threshold		Target		Maximum
Dennis DeLorenzo	73%	(1)	114%	(1)	198%	(1)

(1)	Blended based on the period before and after his promotion to Executive Vice President and Chief Sales Officer.

Quarterly objectives for future periods are expected to be set at the beginning of the year. Each objective and associated weighting for the third and fourth quarters of fiscal 2017 is set forth in the table below, which are substantially similar to Mr. DeLorenzo’s objectives for the first and second quarters of fiscal 2017.

	Weighting as a % of Award Opportunity
Name	Adjusted EBITDA	Net Sales Volume	Sales and Marketing Cost	Individual Performance Goals(1)
Dennis DeLorenzo	20%	15%	20%	45%

(1)	35% of the award opportunity is based on year-over-year increases in closings of purchases by new customers of HGV and 10% is based on volume per guest.

Business area objectives were both quantitative and qualitative in nature, based on financial, operational and strategic objectives specific to each individual and the function for which he or she is responsible. These objectives included sales and marketing contributions for the specific function. The Adjusted EBITDA component performance range and actual performance results for the third and fourth quarters of fiscal 2017 are set forth in the table below.

	Adjusted EBITDA(1)	Payout as a % of Target(2)
Threshold	$198.8	50%
Target	$209.3	100%
Maximum	$219.7	150%
2017 Actual Performance and Payout	$193.7	0%

(1)	EBITDA $ in millions. Reflects the aggregate quarterly EBITDA goals.
(2)	For actual performance between the specified threshold, target and maximum levels, the resulting payout percentage is adjusted on a linear basis.

Following each quarterly performance period, the financial and individual performance objectives of our quarterly cash incentive program are assessed and rated based on the level of achievement. Our actual quarterly cash incentive awards are calculated by multiplying the participant’s base salary by his or her target award potential, and then multiplied by an achievement factor based on the combined achievement of the financial component and the individual performance objectives.  The Committee reviews and approves the quarterly cash incentive awards paid to our NEOs who participate under the program. The aggregate quarterly target cash incentive opportunity and aggregate quarterly cash incentive award based on actual achievement (as reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table) under the quarterly cash incentive program for the year ended December 31, 2017 are set forth in the table below.

Name	2017 Base Salary		Target Cash Incentive Opportunity as a Percent of Base Salary		Aggregate Target Cash Incentive Opportunity(1)	Aggregate Amount Earned as a Percent of Target Award(2)	2017 Aggregate Amount Earned under Quarterly Cash Incentive Program
Dennis DeLorenzo	$382,500	(3)	114%	(3)	$437,250	101%	$441,633

(1)	Amount represents the sum of the target incentive opportunity for each of the quarterly performance periods during 2017.
(2)	Percentages have been rounded.
(3)	Blended based on the period before and after his promotion to Executive Vice President and Chief Sales Officer.

Long-Term Incentive Compensation

Our long-term incentive compensation is awarded under the Incentive Plan and provides an opportunity for executive officers, including our NEOs, and other key employees to increase their ownership interest in HGV through grants of equity-based awards. Under the Incentive Plan, equity-based awards may be awarded in the form of stock options, stock appreciation rights, restricted stock, RSUs, other equity-based awards, other cash-based awards and performance compensation awards. Each NEO’s target long-term incentive opportunity is approved annually by the Committee based on peer group benchmark data and the scope and impact the executive has on HGV’s overall results.  The long-term incentive target opportunity is set forth under “—2017 NEO Compensation Structure.”

In March 2017, the Committee granted long-term incentive awards to our NEOs ranging from 150-400% of base salary based on the mix and weighting set forth in the chart below. In light of the recent spin-off and HGV’s first year as an independent company, the Committee decided to grant 2017 long-term incentive equity-based awards that vest based on service.

Award Type	Weighting	Vesting	Value Tied To
Service RSUs	50% of total award	25% after one year, 25% after two years and 50% after three years	Stock price
Stock Options	50% of total award	25% after one year, 25% after two years and 50% after three years, with a 10-year expiration from the date of grant	Appreciation in stock price

In addition, the Committee may approve the grant of special equity awards to address specific circumstances. In March 2017, the Committee approved an award to Mr. Mikolaichik of 28,269 Service RSUs, which have an aggregate grant date fair value of $800,000, in accordance with the terms of his offer letter, as described under “—Agreements with Executives.” The Service RSUs will vest in three equal annual installments beginning on the first anniversary of Mr. Mikolaichik’s start date with HGV, August 17, 2016, subject to his continued employment at HGV through each applicable vesting date or otherwise provided under the terms of the applicable award agreement.  Also in March 2017, the CEO recommended and the Committee approved an award to each of Mr. Corbin and Ms. Hollkamp of 14,134 Service RSUs, which have an aggregate grant date fair value of $400,000, in recognition of their acceptance of their new positions at HGV following the spin-off.

In August 2017, the Committee approved an award to Mr. DeLorenzo of 5,714 Service RSUs, which have an aggregate grant date fair value of $200,000, in recognition of his promotion to the position of Executive Vice President and Chief Sales Officer of HGV. Also, in December 2017, the Committee approved an award to Mr. Corbin of 3,655 Service RSUs, which have an aggregate grant date fair value of $150,000, to recognize his assumption of responsibility for our global development teams. Each of the above-mentioned Service RSUs will vest in three equal annual installments from the grant date, subject to the recipient’s continued employment at HGV through each applicable vesting date or otherwise provided under the terms of the applicable award agreement.

Other Benefits and Perquisites

HGV provides a package of benefits to our NEOs that include customary benefits as well as perquisites. Executives are eligible for benefits that include group health, dental, disability and basic life insurance.  Our NEOs are eligible to participate in these plans on the same basis as all other employees.  In addition, HGV provides limited perquisites for our NEOs, including complimentary rooms, food and beverage and other on-site services for the NEOs and family members and friends traveling with the NEO at all HGV branded properties; automobile allowances; and annual executive physical examinations beyond those covered by HGV’s general health care plans. HGV also provides a social club membership for the Chief Executive Officer.  The value of the NEOs’ perquisites and other personal benefits are reflected in the “All Other Compensation” column of the Summary Compensation Table and the accompanying footnote.

2018 Executive Compensation Highlights

The Committee has approved the following compensation structure for our NEOs for 2018.  The compensation structure includes increases in base salary for our NEOs of between 3% and 11.1%, consistent with market practices and increases in salaries for our other employees.

		Short-Term Incentive Opportunity			Long-Term Incentive Opportunity
Name	Base Salary	% Salary	$ Value	Target Total Cash	% Salary	$ Value	Target Total Direct
Mark D. Wang	$ 950,000	150%	$ 1,425,000	$2,375,000	400%	$ 3,800,000	$6,175,000
James E. Mikolaichik	$500,000	150%	$750,000	$1,250,000	250%	$1,250,000	$2,500,000
Dennis DeLorenzo(1)	$412,000	200%	$824,000	$1,236,000	200%	$824,000	$2,060,000
Charles R. Corbin	$412,000	50%	$206,000	$618,000	150%	$618,000	$1,236,000
Barbara L. Hollkamp	$412,000	50%	$206,000	$618,000	150%	$618,000	$1,236,000

__________________

(1)	Mr. DeLorenzo’s overall short-term incentive opportunity is allocated 50% to the annual cash incentive program and 50% to the quarterly cash incentive program.

This compensation structure reflects the desired pay-for-performance orientation with an emphasis on long-term, equity-based incentive compensation opportunities tied to stockholder value creation, as evidenced by the following mix.

In addition, the Committee determined that, while service-based awards with significant portions subject to vesting at the end of the three-year period were appropriate during the transition year of 2017, for future performance periods a significant portion of our long-term incentive compensation should be in the form of performance-based RSUs (“Performance RSUs”) with appropriate performance metrics tied to HGV’s long-term business goals and to further align the interests of our executives with the interests of our stockholders.  Accordingly, for 2018, the Committee determined that 50% of the long-term incentive compensation awarded to our Chief Executive Officer would be in the form of Performance RSUs, along with 30% Service RSUs and 20% stock options, and that 40% of the long-term incentive compensation awarded to our other NEOs would be in the form of Performance RSUs, along with 30% Service RSUs and 30% stock options.  The Committee intends to evaluate the equity mix each year based on all relevant facts and circumstances.

Agreements With Executive Officers

We have entered into agreements with certain of our NEOs, as set forth below.

Mark D. Wang. On April 17, 2017, we entered into an employment letter agreement (the “Agreement”) with Mr. Wang. Pursuant to the Agreement, Mr. Wang will continue to serve as HGV’s President and Chief Executive Officer and as an officer and/or director of one or more of our subsidiaries or other affiliates as directed by the

Board. Either HGV or Mr. Wang may terminate the employment arrangement at any time, for any reason or no reason, with or without cause, subject to a severance agreement described below. Pursuant to the Agreement, Mr. Wang will be paid an annual base salary of $900,000, subject to upward adjustment from time to time as determined by the Committee. Mr. Wang is eligible to earn annual bonus awards under our annual cash incentive program (the “Bonus Plan”) based upon the achievement of performance targets established by the Committee and at a level commensurate with his position.  Mr. Wang is also eligible to participate in any Company long-term incentive plan or program, with any such awards being granted under the Incentive Plan or a successor plan, as well as the HGV EDCP. HGV will also provide Mr. Wang with benefits generally available to its other employees, including health and welfare benefit and retirement plans.

Mr. Wang is also eligible for severance benefits under a Severance Agreement, the terms of which are described below under “—Severance Agreements.” Under such agreement, and subject to its terms, Mr. Wang is eligible to receive a severance payment amount equal to 2.5 times the sum of his annual base salary and annual target bonus at the time of a qualifying termination, paid in a lump sum. In addition, upon a qualifying termination, Mr. Wang will be entitled to certain continued health and welfare benefits as described below under “—Potential Payments Upon Termination or Change in Control.”

Mr. Wang currently serves as a member of the Board, and it is expected he will continue to be nominated to serve as a director, subject to the fiduciary duties of the Board and the Nominating and Corporate Governance Committee of the Board, and compliance with applicable governance charters, guidelines, processes and procedures. Additionally, Mr. Wang may join up to two non-competing public and/or private corporation boards of directors, subject to prior notice and approval by the Board.

James E. Mikolaichik. Mr. Mikolaichik entered into an offer letter dated July 6, 2016 in connection with his employment as our Executive Vice President and Chief Financial Officer. Pursuant to his offer letter, Mr. Mikolaichik was eligible to receive an initial annual base salary of $450,000, subject to annual review. Mr. Mikolaichik is eligible to participate in our annual cash incentive program at a level commensurate with his position and will be entitled to receive an annual cash incentive award based on our financial performance and his individual performance. In addition, Mr. Mikolaichik is eligible to participate in our long-term incentive program in accordance with the terms adopted by the Committee.

Mr. Mikolaichik is also entitled to participate in all employee benefit plans, programs and arrangements (including the HGV 401(k) plan, the HGV EDCP and the relocation plan) made available to our other executive officers.

Mr. Mikolaichik is also eligible for severance benefits under a Severance Agreement, the terms of which are described below under “—Severance Agreements.” Under such agreement, and subject to its terms, Mr. Mikolaichik is eligible to receive a severance payment amount equal to 2.0 times the sum of his annual base salary and annual target bonus at the time of a qualifying termination, paid in a lump sum. In addition, upon a qualifying termination, Mr. Mikolaichik will be entitled to certain continued health and welfare benefits as described below under “—Potential Payments Upon Termination or Change in Control.”

Severance Agreements.  The Committee believes that carefully structured severance agreements are necessary to attract and retain talent, and that severance agreements allow executives to focus their attention and energy on making objective business decisions that are in the best interest of stockholders. In addition, the Committee believes that the interests of our stockholders are better protected and enhanced by providing greater certainty regarding executive pay obligations in the context of planning and negotiating any potential corporate transactions. Accordingly we have entered into a severance agreement (each, a “Severance Agreement”) with each of Messrs. Wang, Mikolaichik, DeLorenzo and Corbin and Ms.  Hollkamp (each an “Executive” and collectively the “Executives”). Under the terms of each Severance Agreement, if the Executive is terminated by the Company without “cause,” or if the Executive terminates his or her employment for “good reason” (each, a “qualifying termination”) (including, but not limited to, a qualifying termination within 24 months after a change in control), then, he or she will be eligible to receive a severance payment amount determined based on the employee’s position and then-current base salary and target bonus. In the case of Mr. Wang, his Severance Agreement includes certain additional bases of “good reason,” including, without limitation, Mr. Wang not being the most senior executive officer of HGV, the failure to nominate him to the Board or his removal from the Board. In addition, prior to any termination by HGV for “cause,” Mr. Wang is entitled to receive prior written notice and an opportunity to discuss the basis of such finding by the Board prior to its vote to terminate him for “cause,” as well as a cure period for certain types of “cause.” Severance payments are conditioned upon the Executive’s execution and non-revocation of a release of claims against HGV, continued compliance with certain restrictive covenants for a period of 24 months following termination, and compliance with indefinite covenants covering confidentiality and non-disparagement.

Under the terms of the Severance Agreements, upon a qualifying termination, the Executives will be eligible to receive a severance payment amount equal to the sum of (a) 2.5 times his annual base salary and his target bonus, in the case of Mr. Wang, and (b) 2.0 times his or her annual base salary and his or her target bonus, in the case of the other Executives. Severance payments will be paid in periodic installments over 24 months, subject to certain limitations, including partial payment of the severance amount in a lump sum equal to the excess of the severance payment over a “separation pay limit” (2 times the lesser of the Executive’s annualized compensation for the year prior to termination and the maximum compensation that may be taken into account under a tax-qualified retirement plan under Code Section 401(a)(17) for the year in which termination occurs). In addition, upon a qualifying termination, each Executive will be entitled to receive certain accrued and earned, but unpaid, remuneration due to the Executive through the termination date, including, without limitation, accrued salary, earned bonus and reimbursable expenses.  Each Executive is also entitled to certain continued health and welfare benefits following a qualifying termination.

The Executives will also be entitled to the same level of severance as described above upon a qualifying termination in connection with a change in control, except that severance may be reduced if doing so would result in the Executive realizing a better after-tax result following the imposition of any applicable parachute-tax provisions under Code Section 4999.

Each Executive’s rights with respect to any equity awards granted to him or her under the Incentive Plan, including, without limitation, any accelerated vesting or similar benefits, will be determined in accordance with the Incentive Plan and applicable award agreements. However, in the case of Mr. Wang, in the event of a termination of his employment due to a qualifying termination and a change in control has not occurred, (i) any portion of any equity awards granted to Mr. Wang under the Incentive Plan that would have vested within 24 months from the termination date of a qualifying termination, in accordance with the original terms of the existing equity award agreements, will accelerate and vest immediately as of such termination date; (ii) with respect to any portion of the equity awards granted to Mr. Wang under the Incentive Plan that are stock options and that have vested in accordance with their original terms or in accordance with the terms of clause (i), Mr. Wang shall be entitled to exercise any vested stock options for a period ending on the earlier of (A) the expiration of the original term of such applicable stock option or (B) 24 months from such termination date; and (C) any restricted stock units or other similar equity awards granted to Mr. Wang under the Incentive Plan that have vested in accordance with the terms of clause (i) shall be paid within 70 days following such termination date to the extent required by Code Section 409A. The foregoing provision applicable to Mr. Wang will deem to amend any existing equity award agreements applicable to him and will also be reflected in any future equity award agreements that HGV enters into with Mr. Wang.

Executive Compensation

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of our NEOs for the fiscal years indicated.

Name	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(5) ($)	Total ($)
Mark D. Wang	2017	$1,003,037	—	$1,799,993	$1,652,441	$1,827,900	—	$23,271	$6,306,642
President and Chief	2016	$686,495	—	$1,562,669	$381,820	$732,684	—	$10,600	$3,374,268
Executive Officer	2015	$691,500	—	$1,594,971	$370,796	$777,427	—	$10,600	$3,445,294
James E. Mikolaichik(6)	2017	$493,269	—	$1,250,011	$413,108	$657,394	—	$272,283	$3,086,065
Executive Vice President and Chief Financial Officer	2016	$173,077	$300,000	—	—	$450,000	—	—	$923,077
Dennis DeLorenzo Executive Vice President and Chief Sales Officer	2017	$420,962	—	$473,736	$251,305	$874,901	—	$14,967	$2,035,871
Charles R. Corbin Executive Vice President and Chief Legal Officer	2017	$438,173	$125,000	$849,965	$275,405	$290,300	—	$165,195	$2,144,038
Barbara L. Hollkamp	2017	$441,387	$125,000	$700,001	$275,405	$305,300	—	$16,709	$1,863,802
Executive Vice President and Chief Human Resources Officer	2016	$359,090	—	$265,608	$64,906	$217,657	—	$10,600	$917,861

(1)

Amounts in this column reflect the salary earned during the fiscal year, whether paid or deferred under HGV’s employee benefit plans. Amounts include payments made in lieu of accrued vacation of $103,846 for Mr. Wang, $43,269 for Mr. Mikolaichik, $38,462 for Mr. DeLorenzo, $38,462 for Mr. Corbin and $41,538 for Ms. Hollkamp.

(2)

Amounts in this column for 2017 reflect the payment of spin-off completion bonuses from a spin-off completion bonus pool determined by Mr. Wang in conjunction with Hilton management prior to the spin-off.  Mr. Wang was not eligible to participate in the bonus pool.

(3)

Represents the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718, using the assumptions discussed in Note 16: Share Based Compensation of our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(4)	Includes actual amounts paid under HGV’s annual cash incentive plan and, as to Mr. DeLorenzo, also includes actual amounts paid under HGV’s quarterly cash incentive plan.
(5)	All Other Compensation for 2017 is set forth in the table below.

Name	401(k) Match Contribution ($)	Automobile Expenses ($)	Relocation Expenses ($)	Home Loss Buyout ($)	Tax Gross-Up for Home Loss Buyout ($)	Social Club Membership Fees ($)	Total ($)
Mark D. Wang President and Chief Executive Officer	$10,800	$10,000	$—	$—	$—	$2,471	$23,271
James E. Mikolaichik(5) Executive Vice President and Chief Financial Officer	$—	$10,000	$112,937	$108,500	$40,846	$—	$272,283
Dennis DeLorenzo Executive Vice President and Chief Sales Officer	$10,800	$4,167	$—	$—	$—	$—	$14,967
Charles R. Corbin Executive Vice President and Chief Legal Officer	$7,000	$10,000	$25,267	$89,307	$33,621	$—	$165,195
Barbara L. Hollkamp Executive Vice President and Chief Human Resources Officer	$6,709	$10,000	$—	$—	$—	$—	$16,709
(6)	In 2016, Mr. Mikolaichik received a sign-on bonus of $300,000 pursuant to the terms of his offer letter.

 2017 Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards to the NEOs during the fiscal year ended December 31, 2017.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number or Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards (4) ($)
Mark D. Wang	Annual Cash Incentive	—	$50,625	$1,350,000	$2,700,000	—	—	—	—	—	—	—
	Service RSUs	3/9/17	—	—	—	—	—	—	63,604	—	—	$1,799,993
	Stock Options	3/9/17	—	—	—	—	—	—	—	190,813	$28.30	$1,652,441
James E. Mikolaichik	Annual Cash Incentive	—	$16,875	$450,000	$900,000	—	—	—	—	—	—	—
	Service RSUs(5)	3/9/17	—	—	—	—	—	—	44,170	—	—	$1,250,011
	Stock Options	3/9/17	—	—	—	—	—	—		47,703	$28.30	$413,108
Dennis DeLorenzo	Annual Cash Incentive	—	$30,037	$300,375	$550,563	—	—	—	—	—	—	—
	Quarterly Cash Incentive	—	$27,794	$437,250	$755,875	—	—	—	—	—	—	—
	Service RSUs	3/9/17	—	—	—	—	—	—	9,673	—	—	$273,746
	Stock Options	3/9/17	—	—	—	—	—	—		29,019	$28.30	$251,305
	Service RSUs(6)	8/14/17	—	—	—	—	—	—	5,714	—	—	$199,990
Charles R. Corbin	Annual Cash Incentive	—	$10,000	$200,000	$400,000	—	—	—	—	—	—	—
	Service RSUs(7)	3/9/17	—	—	—	—	—	—	24,735	—	—	$700,000
	Stock Options	3/9/17	—	—	—	—	—	—	—	31,802	$28.30	$275,405
	Service RSUs(8)	12/4/17	—	—	—	—	—	—	3,655	—	—	$149,965
Barbara L. Hollkamp	Annual Cash Incentive	—	$7,500	$200,000	$400,000	—	—	—	—	—	—	—
	Service RSUs(7)	3/9/17	—	—	—	—	—	—	24,735	—	—	$700,000
	Stock Options	3/9/17	—	—	—	—	—	—	—	31,802	$28.30	$275,405

(1)

Reflects the possible payouts of cash incentive compensation under our Annual Incentive Program and our Quarterly Incentive Program. Amounts reported in the “Threshold” column assume that there is no payout under the Adjusted EBITDA or cost savings component of the annual cash incentive program, there is no payout under the Adjusted EBITDA, cost savings, new owner transactions or net sales volume component of the quarterly cash incentive program, and that the NEO only earns the minimum payout for the individual performance objective that has been assigned the lowest weighting.  The actual amounts paid are described in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)	Unless otherwise specified, Service RSUs vest over three years from the grant date as follows: 25% on the first anniversary, 25% on the second anniversary, and 50% on the third anniversary.

(3)	Stock options vest over three years from the grant date as follows: 25% on the first anniversary, 25% on the second anniversary, and 50% on the third anniversary.
(4)

Represents the grant date fair value of the awards computed in accordance with FASB ASC Topic 718, using the assumptions discussed in Note 16: Share Based Compensation of our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The stock options have a weighted average exercise price per share equal to $28.30, computed in accordance with FASB ASC Topic 718 using the assumptions discussed in Note 16: Share Based Compensation of our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.. The stock options have an exercise price per share equal to the closing price of HGV’s common stock as reported on the NYSE on the date of grant.

(5)

Includes an award of 28,269 Service RSUs pursuant to Mr. Mikolaichik’s offer letter, which awards vest in three equal annual installments commencing on his start date with HGV, August 17, 2016, subject to his continued employment at HGV through each applicable vesting date or as otherwise provided under the terms of the applicable award agreement.

(6)

Represents a special equity award in recognition of Mr. DeLorenzo’s promotion to the position of Executive Vice President and Chief Sales Officer of HGV.  The Service RSUs vest in three equal annual installments commencing on the grant date, subject to his continued employment at HGV through each applicable vesting date or as otherwise provided under the terms of the applicable award agreement.

(7)

Includes a special equity award of 14,134 Service RSUs in recognition of Mr. Corbin and Ms. Hollkamp’s acceptance of his and her new position as Executive Vice President and Chief Legal Officer, and Executive Vice President and Chief Human Resources Officer, respectively, of HGV following the spin-off.  The Service RSUs vest in three equal annual installments commencing on the grant date, subject to his or her continued employment at HGV through each applicable vesting date or as otherwise provided under the terms of the applicable award agreement.

(8)

Represents a special equity award in recognition of Mr. Corbin’s assumption of responsibility for our global development teams.  The Service RSUs vest in three equal annual installments commencing on the grant date, subject to his continued employment at HGV through each applicable vesting date or as otherwise provided under the terms of the applicable award agreement.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2017. The share numbers presented below reflect the conversion, in connection with the spin-off, of certain awards made by Hilton prior to the spin-off. On January 3, 2017, holders of Hilton awards received an adjusted award based on HGV shares. The adjustments were designed to generally preserve the intrinsic value of each Hilton award prior to the spin-off. See “Compensation Discussion and Analysis—Special Note Regarding the Spin-Off” for a description of the treatment of Hilton equity-based awards in connection with the spin-off.

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (1)(2) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2)(3) (#)	Market Value of Shares or Units of Stock That Have Not Vested (4) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark D. Wang	2/19/14	49,850	—	$20.52	2/19/24	—	—	—	—
	2/10/15	30,925	15,463	$26.17	2/10/25	—	—	—	—
	2/18/16	24,428	48,858	$18.69	2/18/26	71,547	$3,001,397	—	—
	3/9/17	—	190,813	$28.30	3/9/27	63,604	$2,668,188	—	—
James E. Mikolaichik(5)	3/9/17	—	47,703	$28.30	3/9/27	37,747	$1,457,637	—	—
Dennis DeLorenzo	2/10/15	3,864	1,934	$26.17	2/10/25	1,291	$54,157	—	—
	2/18/16	3,052	6,108	$18.69	2/18/26	8,942	$375,117	—	—
	3/9/17	—	29,019	$28.30	3/9/27	9,673	$405,782	—	—
	8/14/17	—	—	—	—	5,714	$239,702	—	—
Charles R. Corbin(5)	2/19/14	6,854	—	$20.52	2/19/24	—	—	—	—
	2/10/15	4,502	2,253	$26.17	2/10/25	—	—	—	—
	2/18/16	3,557	7,115	$18.69	2/18/26	10,418	$437,035	—	—
	3/9/17	—	31,802	$28.30	3/9/27	24,735	$1,037,633	—	—
	12/4/17	—	—	—	—	3,655	$153,327	—	—
Barbara L. Hollkamp(5)	2/19/14	7,477	—	$20.52	2/19/24	—	—	—	—
	2/10/15	5,256	2,629	$26.17	2/10/25	—	—	—	—
	2/18/16	4,152	8,306	$18.69	2/18/26	12,161	$510,154	—	—
	3/9/17	—	31,802	$28.30	3/9/27	24,735	$1,037,633	—	—

(1)

Stock options granted prior to 2017 vest in three equal annual installments beginning on the first anniversary of the grant date. Stock options granted in 2017 vest over three years from the grant date as follows: 25% on the first anniversary, 25% on the second anniversary, and 50% on the third anniversary.

(2)	For additional information on vesting upon specified termination events or a change in control, see “Potential Payments Upon Termination or Change in Control.”
(3)

Hilton’s 2016 long-term incentive program consisted of grants of stock options, time-vesting RSUs and performance share awards (“PSAs”). PSAs were in the form of RSUs for all HGV employees, other than Mr. Wang, who received PSAs in the form of restricted stock. Mr. Wang’s 2016 award consists of 61,326 PSAs and 20,441 Service RSUs; Mr. DeLorenzo’s 2015 award consists of 5,313 PSAs and 3,466 Service RSUs, and his 2016 award consists of 7,665 PSAs and 2,554 Service RSUs; Mr. Corbin’s 2015 award consists of 6,191 PSAs and 1,031 Service RSUs, and his 2016 award consists of 8,930 PSAs and 2,976 Service RSUs; and Ms. Hollkamp’s 2015 award consists of 7,226 PSAs and 1,204 Service RSUs, and her 2016 award consists of 10,424 PSAs and 3,474 Service RSUs. The 2016 PSAs vest on December 31, 2018. The 2015 and 2016 Service RSUs vest in two equal annual installments beginning on the first anniversary of the grant date. Unless otherwise specified, the 2017 Service RSUs vest over three years from the grant date as follows: 25% on the first anniversary, 25% on the second anniversary, and 50% on the third anniversary.

(4)	Amounts reported are based on the closing price of HGV’s common stock on the NYSE on December 29, 2017 ($41.95).
(5)

The March 9, 2017 grant date includes a special equity grant of Service RSUs with an aggregate grant date value of $800,000 for Mr. Mikolaichik pursuant to his offer letter and a special equity grant of Service RSUs with an aggregate grant date value of $400,000 for each of Mr. Corbin and Ms. Hollkamp in recognition of the positions they assumed in connection with the spin-off.  The August 14, 2017 grant date includes a special equity grant of Service RSUs with an aggregate grant date value of $200,000 for Mr. DeLorenzo in recognition of his promotion to Executive Vice President and Chief Sales Officer.  The December 4, 2017 grant date includes a special equity grant of Service RSUs with a grant date value of $150,000 for Mr. Corbin in recognition of his assumption of responsibility for our global development teams.  Mr. Mikolaichik’s special equity grant of Service RSUs vest in three equal installments beginning on the first anniversary of his start date with HGV, August 17, 2016, and Messrs. DeLorenzo and Corbin and Ms. Hollkamp’s special equity grant of Service RSUs vest in three equal annual installments beginning on the first anniversary of the grant date, in each case subject to his or her continued employment at HGV through each applicable vesting date or as otherwise provided under the terms of the applicable award agreement.

2017 Option Exercises and Stock Vested

The following table provides information regarding awards that were exercised or that vested during 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
Mark D. Wang	—	—	119,321	$3,986,764
James E. Mikolaichik	—	—	9,423	$328,863
Dennis DeLorenzo	—	—	10,070	$365,638
Charles R. Corbin	—	—	16,889	$566,773
Barbara L. Hollkamp	—	—	19,089	$643,883

(1)	Includes shares received from the vesting of Service RSUs and Converted PSAs.
(2)	The dollar amounts shown are determined by multiplying the number of shares that vested by the per share closing price of HGV common’s stock on the NYSE on the vesting date.

2017 Nonqualified Deferred Compensation

We offer to our executives, including all of the NEOs, the opportunity to participate in the HGV EDCP. See “Compensation Discussion and Analysis—2017 Executive Compensation Design and Decisions—Compensation Policies and Practices—Retirement Savings Benefits” for additional information. In connection with the spin-off, effective January 3, 2017, all balances in a similar executive deferred compensation plan maintained by Hilton with respect to employees who became employees of HGV, including our NEOs, were transferred into the HGV EDCP.

The table below provides information as of December 31, 2017 for those NEOs who chose to participate in the HGV EDCP in 2017 or who had balances transferred to the HGV EDCP in connection with the spin-off.

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE(3) ($)
Mark D. Wang	$160,760	—	$327,729	—	$1,910,244
James E. Mikolaichik	—	—	—	—	—
Dennis DeLorenzo	$14,855	—	$26,289	—	$178,718
Charles R. Corbin	—	—	—	—	—
Barbara L. Hollkamp	—	—	$622	—	$6,132

(1)	The amount in this column is included in the “Salary” column for 2017 in the Summary Compensation Table.
(2)

Amounts in this column are not reported as compensation for fiscal year 2017 in the Summary Compensation Table since they do not reflect above-market or preferential earnings. Deferrals may be allocated among investment options that generally mirror the investment options available under HGV’s 401(k) plan. Of the available investment options, the one-year rate of return during 2017 ranged from 3.58% to 44.65%.

(3)	Of the total in this column listed for Mr. Wang, $410,113 was previously reported for 2015-2017 in the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

General

The following table describes the potential payments and benefits that would have been payable to our NEOs under our existing plans and agreements, assuming (1) a termination of employment and/or (2) a change in control occurred, in each case, on December 31, 2017. The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the NEOs. Distributions of plan balances that would be made are set forth in the 2017 Nonqualified Deferred Compensation table above. Because the disclosures in the table assume the occurrence of a termination or change in control as of a particular date and under a particular set of circumstances and therefore make a number of important assumptions, the actual amount to be paid to each of our NEOs upon a termination or change in control may vary significantly from the amounts included herein. Factors that could affect these amounts include the timing during the year of any such event, the continued availability of benefit policies at similar prices and the type of termination event that occurs.

Name	Qualifying Termination (1) ($)	CIC Without Termination ($)	Qualifying Termination Within 12 Months Following CIC ($)	Death or Disability ($)
Mark D. Wang
Cash Severance (1)	$3,800,000	—	$3,800,000	$1,425,000
Equity Awards (2)	$4,335,491	—	$11,779,102	$11,779,102
Continuation of Health and Welfare Benefits (3)	$13,818	—	$13,818	$13,818
Life Insurance Benefits (4)	$1,462	—	$1,462	—
Total Value of Benefits	$8,150,771	—	$15,594,382	$13,217,920
James E. Mikolaichik
Cash Severance (1)	$1,750,000	—	$1,750,000	$750,000
Equity Awards (2)	—	—	$2,108,783	$2,108,783
Continuation of Health and Welfare Benefits (3)	$19,064	—	$19,064	$19,064
Live Insurance Benefits (4)	$448	—	$448	—
Total Value of Benefits	$1,769,512	—	$3,878,295	$2,877,847
Dennis DeLorenzo
Cash Severance (1)	$1,648,000	—	$1,648,000	$515,000
Equity Awards (2)	—	—	$1,662,881	$1,662,881
Continuation of Health and Welfare Benefits (3)	$19,514	—	$19,514	$19,514
Life Insurance Benefits (4)	$792	—	$792	—
Total Value of Benefits	$1,668,306	—	$3,331,187	$2,197,395
Charles R. Corbin
Cash Severance (1)	$1,030,000	—	$1,030,000	$206,000
Equity Awards (2)	—	—	$2,432,684	$2,432,684
Continuation of Health and Welfare Benefits (3)	$14,268	—	$14,268	$14,268
Life Insurance Benefits (4)	$486	—	$486	—
Total Value of Benefits	$1,044,754	—	$3,477,438	$2,652,952
Barbara L. Hollkamp
Cash Severance (1)	$1,030,000	—	$1,030,000	$206,000
Equity Awards(2)	—	—	$2,403,265	$2,403,265
Continuation of Health and Welfare Benefits (3)	$6,207	—	$6,207	$6,207
Life Insurance Benefits (4)	$357	—	$357	—
Total Value of Benefits	$1,036,564	—	$3,439,829	$2,615,472

(1)

For purposes of the table above, a “qualifying termination” means (x) under the applicable Severance Agreement, a termination of employment either by HGV without “cause” or by the executive for “good reason,” each as defined in the applicable Severance Agreement and (y) under the Incentive Plan, a termination by HGV without “cause” as defined in the Incentive Plan. An executive is not deemed to have experienced a qualifying termination as a result of (a) his or her death or disability or (b) solely as a result of a change in control. Under the applicable Severance Agreement, whether or not in connection with a change in control, each NEO would have been entitled to receive a cash severance amount equal to 2.5  times (in the case of Mr. Wang) and 2.0 times (in the case of the other NEOs) the sum of the executive’s base salary and annual cash incentive award under the annual cash incentive plan and, as to Mr. DeLorenzo, also includes the aggregate annual incentive award under our quarterly cash incentive plan, in each case, payable at target and in effect as of the date of termination. If the employment of the NEO was terminated due to death or disability, such executive would have been entitled to receive a prorated bonus. Amounts reported under “Death or Disability” for each NEO reflect each NEO’s target annual bonus under our annual cash incentive plan for the year ended December 31, 2017, and for Mr. DeLorenzo, his target quarterly bonus for the fourth quarter under our quarterly cash incentive plan for the year ended December 31, 2017.

(2)

Amounts represent the value of the acceleration of any unvested Service RSUs, Converted PSAs and stock options, assuming the acceleration occurred on December 31, 2017 and are based on the closing price of HGV’s common stock on the NYSE on December 29, 2017 ($41.95).

•

Converted PSAs: If the NEO’s employment is terminated as a result of death or disability, or upon a change in control, a prorated portion of the Converted PSAs will immediately vest.  In the table above, amounts upon a change in control reflect a prorated number of Converted PSAs.  Converted PSAs are prorated based on the number of days in the vesting period prior to the termination events described above.

•

Service RSUs: If the NEO’s employment is terminated without cause within 12 months following a change in control or due to the executive’s death or disability, all unvested Service RSUs will immediately vest. If Mr. Wang’s employment is terminated without cause and a change in control has not occurred, any portion of an RSU that would have vested within 24 months of termination will immediately vest.

•

Stock options: If the NEO’s employment terminates without cause within 12 months following a change in control or due to the executive’s death or disability, all unvested options will immediately vest and become exercisable. In the table above, amounts reported reflect the “spread,” or difference between the exercise price and closing price of HGV’s common stock on the NYSE as of December 29, 2017.  If Mr. Wang’s employment is terminated without cause and a change of control has not occurred, Mr. Wang will be entitled to exercise any vested stock options for a period ending on the earlier of the expiration of the original term of the stock option or 24 months from the termination date.

(3)

Under the applicable Severance Agreement, upon a qualifying termination, each NEO is entitled to continued healthcare coverage in an amount equal to the excess of the cost of the coverage over the amount that the executive would have had to pay if the executive remained employed for 18 months following the date of termination.

(4)

Under the applicable Severance Agreement, upon a qualifying termination, to the extent HGV provides the executive’s life insurance coverage immediately prior to the qualifying termination and this coverage is eligible for post-termination continuation or conversion to an individual policy, each NEO is entitled to receive a cash payment equal to the amount required to continue such coverage as an individual policy for a period of 12 months following the termination date (and, if HGV deems necessary or advisable, to convert such coverage to an individual policy), payable in a single lump sum within 60 days following the termination date, in the following amounts: Mr. Wang – $1,462; Mr. Mikolaichik – $448; Mr. DeLorenzo – $792; Mr. Corbin – $486; and Ms. Hollkamp – $357.

Equity Awards

Our equity awards generally provide for post-termination non-solicit and non-compete covenants for (i) the later of one year post-termination or the last date any portion of the award is eligible to vest following the participant’s termination, (ii) the last date any portion of the award is eligible to vest following the participant’s retirement or (iii) the last date any portion of the award is eligible to vest; in each case, in addition to other intellectual property, confidentiality and non-disparagement covenants. Each of our executives’ equity-based awards is subject to HGV’s Clawback Policy. Additional termination provisions are outlined in the table below.

Award Type	Termination Provisions for Unvested Shares
Converted PSAs(1)

•     Death or disability: Prorated portion will immediately vest(2)

•     Change in control: Prorated portion will immediately vest(3)

•     Retirement (as defined above): Prorated portion will vest at the end of the performance period so long as no restrictive covenant violation occurs(2),(4)

•     Other reasons: Forfeit unvested(9)

Converted Service RSUs and Phantom Stock Units

•     Death or disability: Immediately vest

•     Termination without “cause” (as defined in the Incentive Plan) within 12 months following a change in control: Immediately vest

•     Retirement: Continue to vest based on the original vesting schedule so long as no restrictive covenant violation occurs(4),(5)

•     Other reasons: Forfeit unvested(9)

Converted Stock Options

•     Death or disability: Immediately vest and become exercisable; remain exercisable for one year thereafter(6)

•     Termination without “cause” within 12 months following a change in control:

       Immediately vest and become exercisable; remain exercisable for 90 days thereafter (6)

•     Retirement: Continue to vest according to the original vesting schedule; remain exercisable until the earlier of (x) the original expiration date or (y) 5 years from retirement, so long as no restrictive covenant violation occurs(4),(7)

•     Other reasons: Forfeit unvested; vested options will remain exercisable for

       90 days thereafter(6),(8), (9)

Service RSUs Granted in 2017

•     Death or disability: Immediately vest

•     Termination without “cause” (as defined in the Incentive Plan) or for “Good Reason”

       (as defined in the applicable award agreement) within 12 months following a change in control: Immediately vest

•     Retirement: Continue to vest based on the original vesting schedule so long as no restrictive covenant violation occurs(4)

•     Other reasons: Forfeit unvested(9)

Stock Options Granted in 2017

•     Death or disability: Immediately vest and become exercisable; remain exercisable for one year thereafter(6)

•     Termination without “cause” (as defined in the Incentive Plan) or for “Good Reason”

       (as defined in the applicable award agreement) within 12 months following a change in control: Immediately vest and become exercisable; remain exercisable for 90 days thereafter (6)

•     Retirement: Continue to vest according to the original vesting schedule; remain exercisable until the original expiration date, so long as no restrictive covenant violation occurs(4)

•     Other reasons: Forfeit unvested; vested options will remain exercisable for 90 days thereafter(6),(8), (9)

(1)	PSAs granted in 2014 by Hilton were earned as of December 31, 2016 and were settled on March 9, 2017.
(2)	Prorated based on the number of days in the vesting period that have elapsed prior to termination.
(3)	Prorated based on the number of days in the vesting period that have elapsed prior to the change in control.
(4)	For continued vesting to occur, retirement must occur on a date that is six months after the grant date of the award.

(5)	Phantom stock units and Service RSUs granted in 2014 by Hilton do not provide for continued vesting following retirement.
(6)	Options do not remain exercisable later than the original expiration date.
(7)	Options granted in 2014 by Hilton do not provide for continued vesting post-retirement.
(8)	Upon termination for cause all vested and unvested options terminate. The option period will also expire immediately upon the occurrence of a restricted covenant violation.
(9)

Pursuant to Mr. Wang’s Severance Agreement, upon certain qualifying terminations and if a change in control has not occurred, any portion of an equity award granted to Mr. Wang that would have vested within 24 months from Mr. Wang’s termination date will accelerate and vest immediately as of the termination date. In addition, Mr. Wang will be entitled to exercise any vested options for a period ending on the earlier of (a) the expiration of the original term of the applicable option or (b) 24 months from the termination date.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mark D. Wang, our President and Chief Executive Officer. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

To identify the “median employee” for 2017, our last completed fiscal year, as well as to determine the annual total compensation of the median employee, the methodology and the material assumptions, adjustments, and estimates that we used are described below.

We determined that, as of October 1, 2017, our employee population consisted of approximately 8,128 individuals working at our parent company and consolidated subsidiaries. We selected October 1, 2017, which is within the last three months of 2017, as the date upon which we would identify the “median employee” to allow sufficient time to identify the median employee given the global scope of our operations.

Of our 8,128 employees, 7,383 are U.S. employees and 745 are non-U.S. employees, and for purposes of applying the de minimis exemption, we had 7,383 U.S. employees and 554 non-U.S. employees.  Under the de minimis exemption, we have excluded the following number of employees from each of the following jurisdictions: 190 employees from the United Kingdom and one employee from Korea, which represent in the aggregate less than 5% of our total employees who are non-U.S. employees. No more than 5% of our employees are located in any of the foregoing non-U.S. jurisdictions.

We identified a consistently applied compensation measure which would provide a picture of the annual compensation of our employees.  For our consistently applied compensation measure, we used total cash compensation – a combination of salary/overtime (paid on an hourly, weekly, biweekly or monthly basis) plus a variety of other cash-based incentive pay (including commissions, bonuses and other types of production-based pay typical for their respective positions) received by the employees in our identified population.

Given our multiple payroll systems and diverse global workforce, we measured compensation for our employees using the 12-month period ending September 30, 2017.  In making this determination, we annualized the compensation of all permanent employees included in the population who were hired during the period, but who did not work for us for the entire 12 months.  We did not make any cost-of-living adjustments.

The HGV workforce is paid in four currencies throughout the world.  To identify our median employee, we applied an average local currency to U.S. dollar exchange rate using the average monthly currency exchange rate as of September 30, 2017 to the cash compensation paid in foreign currency.

To identify the median employee from our employee population, we ranked our employees, excluding the CEO, high to low based on our employees’ total cash compensation.  Our median employee is a full-time hourly employee, with annual total compensation for the 12-month period ended December 31, 2017 in the amount of $38,190, calculated in accordance with the requirements of the Summary Compensation Table.

With respect to the annual total compensation of Mr. Wang, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table included in this proxy statement.

Based on this information, for 2017, our CEO’s annual total compensation was 165 times that of the annual total compensation of our median employee.

Because the SEC rules for identifying the median of the annual total compensation of our employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies have different employee populations and compensation practices, and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to securities authorized for issuance under all of HGV’s equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted- average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(3)	1,657,004	$25.96	10,623,337
Equity compensation plans not approved by security holders	—	—	—
Total	1,657,004	$25.96	10,623,337

(1)

In addition to shares issuable upon exercise of stock options, amount also includes 782,430 shares that may be issued upon settlement of restricted stock units.  The restricted stock units cannot be exercised for consideration.

(2)	The weighted-average exercise price of outstanding options, warrants and rights relates solely to stock options, which are the only currently outstanding exercisable security.
(3)

Represents aggregated information pertaining to our three equity compensation plans: the Incentive Plan, the Directors Stock Plan and the Employee Stock Purchase Plan.  See Note 16: Share-Based Compensation of our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Ownership of Securities

The following table shows information as of March 9, 2018 (the “Table Date”), unless otherwise indicated, regarding the beneficial ownership of HGV’s common stock by: (i) each person that HGV believes beneficially holds more than 5% of the outstanding shares of our common stock based solely on our review of filings with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act; (ii) each director; (iii) each named executive officer set forth under “Item 11. Executive Compensation—Compensation Disclosure and Analysis—Our Named Executive Officers”; and (iv) all directors and executive officers as a group.  As of the Table Date, 99,251,898 shares of HGV’s common stock were issued and outstanding. Beneficial ownership is determined in accordance with the rules of SEC. Unless otherwise indicated, all persons named as beneficial owners of HGV common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. In addition, unless otherwise indicated, the address for each person named below is c/o Hilton Grand Vacations Inc., 6355 MetroWest Boulevard, Suite 180, Orlando, Florida 32835.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Principal Stockholders:
The Vanguard Group, Inc.(1)	5,764,771	5.81%
Capital Research Global Investors (2)	5,256,786	5.30%
HNA (3)	24,750,000	24.94%
Directors and Named Executive Officers:
Mark D. Wang (4)	433,123	*
James E. Mikolaichik (4)	21,777	*
Dennis A. DeLorenzo (4)	31,006	*
Barbara L. Hollkamp (4)	52,259	*
Charles R. Corbin (4)	47,564	*
Leonard A. Potter	1,518	*
Brenda J. Bacon	1,518	*
Kenneth A. Caplan (5)	23,309	*
Yasheng Huang	—	*
David W. Johnson	29,518	*
Mark H. Lazarus	1,518	*
Pamela H. Patsley	1,518	*
Paul W. Whetsell	1,518	*
Kenneth Tai Lun Wong (6)	—	*
Directors and executive officers as a group (17 persons) (7)	694,638	*

*	Represents less than 1%.
(1)

Based on the Schedule 13G filed on February 8, 2018 by The Vanguard Group, Inc. (“Vanguard”). Reflects (a) 31,679 shares beneficially owned by Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, as a result of its serving as investment manager of collective trust accounts, and (b) 14,730 shares beneficially owned by Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, as a result of its serving as investment manager of Australian investment offerings. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(2)	Based on the Schedule 13G filed on February 14, 2018. The address of Capital Research Global Investors is 333 South Hope Street, Los Angeles, CA 90071.
(3)

Based on the Schedule 13D/A filed on December 29, 2017. All shares are directly held by HNA HLT Holdco I LLC.  The sole member of HNA HLT Holdco I LLC is HNA Holdco II LLC (“SPV II”).  The sole voting member of SPV II is HNA Holdco III Limited (“SPV III”).  The sole stockholder of SPV III is HNA Tourism (HK) Group Co., Ltd (“HNA HK”).  The sole stockholder of HNA HK is HNA Tourism Group Co., Ltd. (“HNA Tourism”).  HNA Tourism is majority-owned by HNA Group Co., Ltd. (“HNA Group”). Each of the foregoing entities may be deemed to be the beneficial owner of the shares. SPV I has pledged and granted a security interest in all of the shares of our common stock that it holds pursuant to a margin loan agreement by and among SPV I, SPV II and HNA HLT Holdco IV LLC, an affiliate of HNA Tourism and the borrower under the margin loan agreement, and certain lender parties thereto. The address of each of the entities listed in this footnote is HNA Building, No. 7, Guoxing Road, Haikou, Hainan Province, the People’s Republic of China.

(4)

Includes shares underlying vested options, as follows: Mr. Wang – 192,798; Mr. Mikolaichik – 11,925; Mr. DeLorenzo – 19,157; Ms. Hollkamp – 31,616; and Mr. Corbin – 28,673. Includes 61,326 unvested shares of restricted stock for Mr. Wang, with respect to which he has voting power.

(5)	Includes 14,757 shares held by The Debra and Kenneth Caplan Foundation with respect to which Mr. Caplan has dispositive and voting control.
(6)	Mr. Wong is an employee of HNA Tourism or one of its affiliates; however, he disclaims beneficial ownership of the shares beneficially owned by HNA.
(7)	Includes an aggregate of (i) 312,114 shares underlying vested options and (ii) 61,326 unvested shares of restricted stock for Mr. Wang, with respect to which he has voting power.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Information regarding director independence is set forth under “Item 10. Directors, Executive Officers and Corporate Governance—The Board of Directors and Certain Governance Matters—Director Independence and Independence Determinations” and “—Board Committees” for information regarding the independence of directors and committee members.

Transactions With Related Persons

Statement of Policy Regarding Transactions with Related Persons

Our Board of Directors recognizes that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board of Directors has adopted a written policy on transactions with related persons, which we refer to as our “related person policy,” that is in conformity with the requirements for issuers having publicly-held common stock listed on the NYSE. Our related person transaction policy requires that a “related person” (as defined as in Item 404(a) of Regulation S-K, which includes security holders who beneficially own more than 5% of our common stock, including Blackstone and HNA) must promptly disclose to our General Counsel any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The General Counsel will then promptly communicate that information to our Board or a duly authorized committee of the Board (currently the Audit Committee). No related person transaction will be executed without the approval or ratification of our Board or a duly authorized committee of the Board (currently the Audit Committee). If we become aware of an existing related party transaction that has not been approved under this policy, the transaction will be referred to the Board or a duly authorized committee of the Board (currently the Audit Committee), which will evaluate all options available, including ratification, revision or termination of such transaction. Our related person policy requires that directors interested in a related person transaction recuse themselves from any vote on or review of a related person transaction in which they have an interest.

Our related person policy provides that the purchase or sale of products or services in the ordinary course of our business that involve a holder of more than 5% of our common stock or its affiliates are deemed to be approved or ratified under our policy if the aggregate amount in such transaction is expected to be less than $10 million over five years or the products or services are of a type generally made available to other customers, and the officers of HGV reasonably believe the transaction to be on market terms. In addition, certain transactions with and payments to or from Hilton or Park pursuant to certain agreements entered into in connection with or in effect at the time of the spin-off are deemed to be approved or ratified under our policy. See “Item 1. Business—Key Agreements Related to the Spin-Off” for additional information.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or executive officers, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.

There is currently no pending material litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought.

Relationship between HGV and Hilton Before and After Spin-Off

On January 2, 2017, we entered into several agreements with Hilton and Park in connection with the spin-off that govern our relationship and provide for an orderly transition to our operation as an independent, publicly-held company. See “Item 1. Business—Key Agreements Related to the Spin-Off” for additional Information.

Hotel Conversions and Other Hotel Transactions

In 2016, Hilton transferred the following assets to us for conversion to vacation ownership units.

•	certain floors at the Embassy Suites Washington, D.C. with a book value of $40 million and $7 million of related deferred tax liabilities;
•	certain floors at the Hilton New York with a book value of $33 million and $9 million of related deferred tax liabilities;
•	certain floors of a hotel tower and a restaurant at the Hilton Waikoloa Village with a book value of $178 million and $49 million of related deferred tax liabilities; and
•	a parcel of land adjacent to the Hilton Waikoloa Village with a book value of $54 million and $16 million of related deferred tax liabilities.

In 2014, we paid $22 million as part of a larger transaction that included the transfer of certain floors at the Hilton New York. Some of these floors, although paid for in 2014, were not transferred to us until 2016. Other than the floors at the Hilton New York transferred in 2014, we did not pay cash consideration for the transfers of these assets. The floors at the Hilton New York were subject to a lease arrangement with Park whereby Park retained the right to occupy and operate those floors, which lease expired September 30, 2017. The floors at the Hilton Waikoloa Village properties are subject to a lease arrangement with Park whereby Park has retained the right to occupy and operate certain floors of the properties with lease terms expiring December 31, 2019. In addition, in 2014, in connection with a sale of certain land and easement rights for a timeshare project, we transferred $14 million of development costs capitalized in inventory to a wholly-owned subsidiary of Hilton.

In 2015, we distributed $2 million to Hilton in connection with a future conversion of a portion of one of Hilton’s wholly-owned hotel properties to a timeshare property.

We also pay rental fees and fees for other amenities to certain Hilton wholly-owned hotels. During the years ended December 31, 2017, 2016 and 2015, we paid fees of and $28 million, $27 million and $25 million, respectively.

We participate in Hilton’s guest loyalty program, Hilton Honors. Members of certain clubs that we operate can exchange club points for Hilton Honors points, which we purchase from Hilton. We pay Hilton in advance based on an estimated cost per point for the costs of future club exchanges. For the years ended December 31, 2017, 2016 and 2015, we paid Hilton $59 million, $58 million and $56 million, respectively, for Hilton Honors points.

Hilton provides certain administrative services to us, including information technology services, financial services, human resources services, contributions to defined contribution plans and insurance coverage. For the years ended December 31, 2017, 2016 and 2015, we paid Hilton approximately $21 million, $48 million and $33 million, respectively, in fees for these services. We also pay fees related to the licensing of certain intellectual property owned by Hilton, including the Hilton Grand Vacations Inc. brand. For the years ended December 31, 2017, 2016 and 2015, we paid licensing fees of approximately $87 million, $80 million and $74 million, respectively, to Hilton. The provision of these services in future periods will be pursuant to certain agreements with Hilton. See “Item 1. Business—Key Agreements Related to the Spin-Off” for additional Information.

Other Relationships

We also may enter into arrangements with affiliates of Blackstone which may involve, among other things, our sale of certain owned properties to affiliates of Blackstone for their development into timeshare properties and our selling and marketing related timeshare intervals and providing management and other services to operate the homeowners’ associations, rental programs, resort recreational programs and retail outlets at these properties.

On July 18, 2017, we entered into an agreement with BRE Ace Holdings, an affiliate of Blackstone and formed BRE Ace LLC. Pursuant to the agreement, we contributed $40 million in cash for a 25 percent interest in BRE Ace LLC, which owns, a 1,201-key timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations,” located in Las Vegas, Nevada.

We are party to a fee-for-service agreement with an affiliate of Blackstone to sell vacation ownership intervals at a property for which we earn commissions. During the years ended December 31, 2017, 2016 and 2015, we earned commissions and other fees of $263 million, $177 million and $154 million, respectively, pursuant to this agreement. In addition, during the year ended December 31, 2016, we paid less than $1 million to an affiliate of Blackstone for information technology consulting services.

Item 14.	Principal Accountant Fees and Services

Ernst & Young LLP performed certain services for us in connection with the spin-off, and has been our independent public accountants since the spin-off, including for purposes of performing an audit of the financial statements included in HGV’s annual report on Form 10-K for the years ended December 31, 2017 and 2016.

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our financial statements for the fiscal years ended December 31, 2017 and 2016 and fees billed for other services rendered by Ernst & Young LLP for those periods. Prior to the spin-off, we did not separately engage an independent public accountant. Ernst & Young LLP performed a separate audit of our operations as a wholly-owned subsidiary of Hilton, and performed certain other services related to us for Hilton for periods prior to the year ended December 31, 2016; however, fees associated those services were paid by Hilton and disclosed in Hilton’s proxy statements.

	2017		2016
Audit Fees	$4,218,132	(1)	$3,825,051	(1)
Audit-related fees	270,000	(2)	121,000	(4)
Tax fees	1,660,316	(3)	—
Total	$6,148,448		$3,946,051

(1)

Includes fees for professional services rendered by Ernst & Young LLP for the audit of annual financial statements and internal controls over financial reporting, reviews of quarterly financial statements, comfort letters and consents issued in connection with SEC filings and statutory audits of foreign subsidiaries.

(2)	Includes fees for professional services rendered by Ernst & Young LLP for agreed upon procedures and attestation reports.
(3)	Includes fees for professional services rendered by Ernst & Young LLP for tax compliance, tax consulting, transfer pricing and tax advisory services.
(4)	Represents fees related to attestation reports for service organizations.

The Audit Committee considered whether providing the non-audit services shown in this table, and the provision of audit and other services to Hilton for prior periods, was compatible with maintaining Ernst & Young LLP’s independence, and concluded that it was.

Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee has adopted policies and procedures that require the approval of the Audit Committee of all audit and permitted non-audit services provided by any independent registered public accounting firm prior to each engagement.  These policies and procedures require that the Audit Committee be provided with sufficient information to allow it to identify the particular services being pre-approved and to assess the impact of the proposed services on the independence of the registered public accounting firm.

Report of the Audit Committee

The Audit Committee operates pursuant to a charter which is reviewed annually by the Audit Committee. Additionally, a brief description of the primary responsibilities of the Audit Committee is included in this Annual Report on Form 10-K under “Item 10. Directors, Officers and Corporate Governance—The Board of Directors and Certain Governance Matters—Board Committees—Audit Committee.” Under the Audit Committee charter, management is responsible for the preparation, presentation and integrity of the Company’s financial statements, the application of accounting and financial reporting principles and our internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent registered public accounting firm is responsible for auditing our financial statements and expressing an opinion as to their conformity with accounting principles generally accepted in the United States of America.

In the performance of its oversight function, the Audit Committee reviewed and discussed the audited financial statements and internal control over financial reporting of the Company with management and with the independent registered public accounting firm. The Audit Committee also discussed with the independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 1301 “Communications with Audit Committee.” In addition, the Audit Committee received the written disclosures and the letters from the independent registered public accounting firm required by applicable rules of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and discussed with the independent registered public accounting firm their independence.

Based upon the review and discussions described in the preceding paragraph, the Audit Committee recommended to the Board that the audited financial statements of the Company be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC.

Submitted by the Audit Committee of the Company’s Board of Directors:

Pamela H. Patsley, Chair

Brenda J. Bacon

David W. Johnson

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

3.	Exhibits.

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this Amendment.

EXHIBIT INDEX

Exhibit No.	Description
10.37*

Amendment No. 6 to Receivables Loan Agreement and Assignment and Acceptance, dated as of December 14, 2016, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory thereto, as managing agents, the financial institutions signatory thereto as committed lenders and Deutsche Bank Securities, Inc., as administrative agent.

10.38*

Amendment No. 7 to Receivables Loan Agreement, dated as of April 19, 2017, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory thereto, as managing agents, the financial institutions signatory thereto as committed lenders and Deutsche Bank Securities, Inc., as administrative agent.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 2018.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer