Form 10-Q
period 2018-03-31
Hilton Grand Vacations Inc.
filed 2018-05-03
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 27, 2018 was 96,821,553.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$85	$246
Restricted cash	69	51
Accounts receivable, net of allowance for doubtful accounts of $6 and $9	117	112
Timeshare financing receivables, net	1,074	1,071
Inventory	564	509
Property and equipment, net	235	238
Investment in unconsolidated affiliates	37	41
Intangible assets, net	73	72
Other assets	111	44
TOTAL ASSETS (variable interest entities - $432 and $471)	$2,365	$2,384
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$296	$339
Advanced deposits	92	104
Debt, net	479	482
Non-recourse debt, net	544	583
Deferred revenues	326	109
Deferred income tax liabilities	228	249
Total liabilities (variable interest entities - $416 and $455)	1,965	1,866
Commitments and contingencies - see Note 18
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 96,821,553 issued and outstanding as of March 31, 2018 and 99,136,304 issued and outstanding as of December 31, 2017	1	1
Additional paid-in capital	161	162
Accumulated retained earnings	238	355
Total equity	400	518
TOTAL LIABILITIES AND EQUITY	$2,365	$2,384

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Sales of VOIs, net	$78	$118
Sales, marketing, brand and other fees	125	130
Financing	38	35
Resort and club management	39	36
Rental and ancillary services	51	46
Cost reimbursements	36	34
Total revenues	367	399
Expenses
Cost of VOI sales	19	33
Sales and marketing	161	152
Financing	11	10
Resort and club management	11	10
Rental and ancillary services	28	27
General and administrative	23	23
Depreciation and amortization	8	7
License fee expense	23	20
Cost reimbursements	36	34
Total operating expenses	320	316
Interest expense	(7)	(7)
Equity in earnings from unconsolidated affiliates	1	—
Other loss, net	(1)	—
Income before income taxes	40	76
Income tax expense	(10)	(26)
Net income	$30	$50
Earnings per share:
Basic	$0.31	$0.51
Diluted	$0.30	$0.51

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$30	$50
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8	7
Amortization of deferred financing costs and other	1	1
Provision for loan losses	12	11
Share-based compensation	3	3
Deferred income (benefit) taxes	(8)	6
Other loss, net	1	—
Equity in earnings from unconsolidated affiliates	(1)	—
Distributions received from unconsolidated affiliates	1	—
Net changes in assets and liabilities:
Accounts receivable, net	(5)	8
Timeshare financing receivables, net	(15)	(4)
Inventory	(19)	6
Other assets	(51)	(29)
Accounts payable, accrued expenses and other	(42)	36
Advanced deposits	5	4
Deferred revenues	105	36
Net cash provided by operating activities	25	135
Investing Activities
Capital expenditures for property and equipment	(14)	(8)
Software capitalization costs	(4)	(2)
Return of investment from unconsolidated affiliates	9	—
Investment in unconsolidated affiliates	(5)	—
Net cash used in investing activities	(14)	(10)
Financing Activities
Issuance of non-recourse debt	—	350
Repurchase and retirement of common stock	(112)	—
Repayment of non-recourse debt	(39)	(344)
Repayment of debt	(3)	(3)
Debt issuance costs	(2)	(5)
Payment of withholding taxes on vesting of restricted stock units	(1)	—
Capital contribution	3	—
Net cash used in financing activities	(154)	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(143)	123
Cash, cash equivalents and restricted cash, beginning of period	297	151
Cash, cash equivalents and restricted cash, end of period	$154	$274

Supplemental disclosure of non-cash operating activities:
Cumulative effect of adoption of new accounting standards	$38	—

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2017	99	$1	$162	$355	$518
Net income	—	—	—	30	30
Activity related to share-based compensation	—	—	(1)	—	(1)
Repurchase and retirement of common stock	(2)	—	(3)	(109)	(112)
Revenue recognition cumulative-effect adjustment	—	—	—	(38)	(38)
Capital contribution	—	—	3	—	3
Balance as of March 31, 2018	97	$1	$161	$238	$400

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; operating resorts; financing and servicing loans provided to consumers for their timeshare purchases; and managing our points-based Hilton Grand Vacations Club exchange program (the “Club”). As of March 31, 2018, we had 48 timeshare properties, comprised of 8,102 units, located in the United States (“U.S.”) and Europe.

Our Spin-off from Hilton Worldwide Holdings Inc.

On January 3, 2017, the previously announced spin-off of Hilton Grand Vacations from Hilton Worldwide Holdings Inc. (“Hilton”) was completed. As a result of the spin-off, we became an independent public company, and our common stock is listed on the New York Stock Exchange under the symbol “HGV.”  Following the spin-off, Hilton did not retain any ownership interest in our company.   In connection with the completion of the spin-off, we entered into agreements with Hilton (who at the time was a related party) and other third parties, including licenses to use the Hilton brand. The unaudited condensed consolidated financial statements reflect the effect of these agreements. For the three months ended March 31, 2018 and 2017, we incurred $59 million and $58 million, respectively, in costs relating to the agreements entered with Hilton. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include 100 percent of our assets, liabilities, revenues, expenses and cash flows as well as all entities in which we have a controlling financial interest.  In our opinion, the accompanying unaudited condensed financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods.  All material intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to prevent information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2018.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance.

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (commonly referred to as Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”). We adopted ASC 606 using the modified retrospective method in which the cumulative effect of applying the new standard has been recognized at the date of initial application with an adjustment to our opening balance of retained earnings. This approach applies to all contracts as of January 1, 2018. The new standard, as amended, replaces all current U.S. GAAP guidance on this topic and eliminates all industry-specific guidance.

The reported results as of and for the three months ended March 31, 2018 reflects the application of ASC 606 while the reported financial position as of December 31, 2017 and results for the three months ended March 31, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”) and ASC 978-605, Real Estate – Time-Sharing Activities, Revenue Recognition, which is also referred to herein as the “previous accounting guidance.”

Summary of Significant Accounting Policies

Revenue Recognition

In accordance with ASC 606, revenue is recognized upon the transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. To achieve the core principle of the new guidance, we take the following steps: (i) identify the contract with the customer; (ii) determine whether the promised goods or services are separate performance obligations in the contract; (iii) determine the transaction price, including considering the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract based on the standalone selling price or estimated standalone selling price of the good or service; and (v) recognize revenue when (or as) we satisfy each performance obligation.

Contracts with Multiple Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. For arrangements that contain multiple goods or services, we determine whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement. When allocating the transaction price in the arrangement, we may not have observable standalone sales for all the performance obligations in these contracts; therefore, we exercise significant judgement when determining the standalone selling price of certain performance obligations. In order to estimate the standalone selling prices, we primarily rely on the expected cost plus margin and adjusted market assessment approaches. We then recognize the revenue allocated to each performance obligation as the related performance obligation is satisfied as discussed below.

•

Sales of VOIs, net — Customers who purchase vacation ownership products, whether paid in cash or financed, enter into multiple contracts, which we combine and account for as a single contract. Revenue from VOI sales is recognized at the point in time when control of the VOI is transferred to the customer which is when the customer has executed a binding sales contract, collectability is reasonably assured, the purchaser’s period to cancel for a refund has expired and the customer has the right to use the VOI. Revenue from sales of VOIs under construction is deferred until the point in time when construction activities are deemed to be completed, occupancy of the development is permissible, and the above criteria has been met. For financed sales, we estimate the variable consideration to be received under such contracts and recognize revenue net of amounts deemed uncollectible as the VOI is returned to inventory upon customer default. Variable consideration which has not been included within the transaction price is presented as a reserve on the financing receivable.  See Note: 5 Timeshare Financing Receivables for more information regarding our estimate of variable consideration.

We award Club Bonus Points (“Bonus Points”) to our customers as an incentive for purchasing a VOI. These Bonus Points are valid for a maximum of two years and may be redeemed for reservations at Club resorts, hotel reservations within Hilton’s system, and VOI exchanges with other third-party vacation ownership exchanges. At the time of the VOI sale, we estimate the fair value of the incentives to be redeemed, including an adjustment for breakage, to determine the standalone selling price of the FDI. We defer a portion of the total transaction price for the combined VOI contract as a liability for the FDI and recognize the corresponding revenue at the point in time when the customer receives the benefits of the FDI, which is upon the customer’s redemption of the Bonus Points. At that time, we also determine whether we are principal or agent for the redeemed good or service and recognize revenue on a gross or net basis accordingly.

•

Sales, marketing, brand and other fees — We enter into contracts with third-party developers to sell VOIs on their behalf through fee-for-service agreements for which we earn sales commissions and other fees. These commissions are variable as they are based on the sales and marketing results, which are subject to the constraint and resolved on a monthly basis over the contract term.  We estimate such commissions to the extent that it is probable that a significant reversal of such revenue will not occur and recognize the commissions as the developer receives and consumes the benefits of the services. Any changes in these estimates would affect revenue and earnings in the period such variances are realized.

Additionally, we enter into contracts to sell prepaid vacation packages. Our obligation in such contracts is satisfied when customers stay at our property; therefore, we recognize revenue for these packages when they are redeemed. On a portfolio basis, we exercise judgement to estimate the amount of expected breakage related to unused prepaid vacation packages and recognize such breakage in proportion to the pattern of packages utilized by our portfolio of customers.

•

Financing — We offer financing as an option to qualifying customers purchasing our VOI. Revenue from the financing of timeshare sales is recognized on the accrual method as earned based on the outstanding principal, interest rate and terms stated in each individual financing agreement. We also recognize revenue from servicing the loans provided by third-party developers to purchasers of their VOIs over the period services are rendered.  The adoption of ASC 606 had no impact to the current financing revenue recognition method.

•

Resort and club management — As part of our VOI sales, our customers enter into a Club arrangement which gives the customer an annual allotment of Club points that allow the customer to exchange the Club points for a number of vacation options. We manage the Club, receiving Club activation fees, annual dues and transaction fees from member exchanges. Club activation fees and the member's first year of annual dues are paid at the time of the VOI sale. The Club activation fee relates to activities we are required to undertake at or near contract inception to fulfill the contract, and does not result in the transfer of a promised good or service. Since our customers are granted the opportunity to renew their membership on an annual basis for no additional activation fee, we defer and amortize the activation fee on a straight-line basis over the seven year average inventory holding period. Annual dues for membership renewals are billed each year, and we recognize revenue from these annual dues over the period services are rendered. A member may elect to enter into an optional exchange transaction with their allotted Club points at which point the member pays their required transaction fee. This option does not represent a material right as the transactions are priced at their standalone selling price. Revenue related to the transaction is recognized when the services are rendered.

As part of our resort operations, we contract with homeowner’s associations (“HOAs”) to provide day-to-day-management services, including housekeeping services, operation of a reservation system, maintenance, and certain accounting and administrative services. We receive compensation for such management services, which is generally based on a percentage of costs to operate the resorts, on a monthly basis. These fees represent a form of variable consideration and are estimated and recognized over time as the HOAs receive and consume the benefits of the management services. Management fees received related to the portion of unsold VOIs at each resort which we own are recognized on a net basis given we retain these VOIs in our inventory.

•

Rental and ancillary services — Our rental and ancillary services consist primarily of rental revenues on unoccupied vacation ownership units and ancillary revenues. Rental revenue is recognized when occupancy has occurred. Advance deposits on the rental unit and the corresponding revenue is deferred and recognized upon the customer’s vacation stay. Ancillary revenues consist of food and beverage, retail, spa offerings and other guest services. We recognize ancillary revenue when goods have been provided and/or services have been rendered.

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

•

Cost reimbursements — As part of our management agreements with HOAs, we receive cost reimbursements for performing the day to day management services, including direct and indirect costs that HOAs and developers reimburse to us. These costs primarily consist of payroll and payroll related costs for management of the HOAs and other services we provide where we are the employer. Cost reimbursements are based upon actual expenses with no added margin, and are billed to the HOA on a monthly basis. We recognize cost reimbursements when we incur the related reimbursable costs as the HOA receives and consumes the benefits of the management services.

We capitalize all incremental costs incurred to obtain a contract when such costs would not have been incurred if the contract had not been obtained. We elect to expense costs incurred to obtain a contract when the amortization period would be one year or less. Commissions for VOI sales for resorts under construction are expensed when the associated VOI revenue is recognized which is upon completion of the resort. These commissions can be found in Sales and marketing expense in our unaudited condensed consolidated statements of operations.

As of March 31, 2018, the ending asset balance for cost to obtain a contract was $29 million. For the three months ended March 31, 2018, the related amortization expense was $9 million and there were no associated impairment losses.

Recently Issued Accounting Pronouncements Other Than ASC 606

Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued Account Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments, which in part requires entities to assess whether distributions of cash from unconsolidated entities represent a return on the investment or a return of the investment, to appropriately classify the distributions in the statement of cash flows. We have made an accounting policy election to use the cumulative earnings approach to determine whether the distributions are returns on the investment and accordingly classified as operating cash flows. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and those in excess of that amount will be treated as returns of investment. The adoption of ASU 2016-15 had no impact to any prior periods and did not require any retrospective adjustments.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840). Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. Subsequent to ASU 2016-02, the FASB has issued ASU No. 2018-01 (“ASU 2018-01”) Leases (Topic 842): Land Easement Practical Expedient for Transition which clarifies the application of lease easements and eases adoption efforts for some land easements.  The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

Note 3: Revenue from Contracts with Customers

Financial Statement Impact of Adopting ASC 606

The cumulative effect of applying the new guidance to all contracts with customers as of January 1, 2018 was recorded as an adjustment to retained earnings as of the adoption date. The following cumulative adjustments were made to the condensed consolidated balance sheet as of January 1, 2018:

•

Sales of VOIs, net — Under the previous accounting guidance, we recognized revenue for sales of VOIs under construction in accordance with the percentage of completion method. Under ASC 606, the timing of revenue recognition for Sales of VOIs under construction and all related direct costs have been deferred until construction is complete.

•

Sales, marketing, brand and other fees — Under the previous accounting guidance, we recognized breakage revenue from prepaid vacation packages when the likelihood of redemption was remote post expiration. Under ASC 606, using a portfolio approach, we have recognized the expected breakage revenue on packages not expected to be redeemed as Sales, marketing, brand and other fees proportionately when our other customers redeem their packages.

The table below shows the adjustments that were made to the condensed consolidated balance sheet as of January 1, 2018:

	December 31, 2017	Adjustments	January 1, 2018
($ in millions)
ASSETS
Cash and cash equivalents	$246	$—	$246
Restricted cash	51	—	51
Accounts receivable, net of allowance for doubtful accounts	112	—	112
Timeshare financing receivables, net	1,071	—	1,071
Inventory	509	30	539
Property and equipment, net	238	—	238
Investment in unconsolidated affiliate	41	—	41
Intangible assets, net	72	—	72
Other assets	44	16	60
TOTAL ASSETS	$2,384	$46	$2,430
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$339	$2	$341
Advanced deposits	104	(17)	87
Debt, net	482	—	482
Non-recourse debt, net	583	—	583
Deferred revenues	109	112	221
Deferred income tax liabilities	249	(13)	236
Total liabilities	1,866	84	1,950
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of December 31, 2017	—	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 99,136,304 issued and outstanding as of December 31, 2017	1	—	1
Additional paid-in capital	162	—	162
Accumulated retained earnings	355	(38)	317
Total equity	518	(38)	480
TOTAL LIABILITIES AND EQUITY	$2,384	$46	$2,430

Disaggregation of Revenue

The following tables show our disaggregated revenues by segment from contracts with customers. We operate our business in the following two segments: (i) Real estate sales and financing and (ii) Resort operations and club management. Please refer to Note 17: Business Segments below for more details related to our segments.

Three Months Ended March 31, 2018
($ in millions)
Real Estate and Financing Segment
Sales of VOIs, net	$78
Sales, marketing, brand and other fees	125
Interest income	34
Other financing revenue	4
Real estate and financing segment revenues	$241

Three Months Ended March 31, 2018
($ in millions)
Resort Operation and Club Management Segment
Club management	$23
Resort management	16
Rental (1)	53
Ancillary services	6
Resort operation and club management segment revenues	$98

          ______________________

(1)	Includes intersegment eliminations.

Contract Balances

The following table provides information on our accounts receivable from contracts with customers:

($ in millions)	January 1, 2018	March 31, 2018
Receivables, which are included in Accounts receivable, net(1)	$97	$103

  ______________________

(1)	Does not include financing receivables from sales of VOI. See Note 5: Timeshare Financing Receivables for additional information.

The following table presents changes in our contract liabilities for the three months ended March 31, 2018.

($ in millions)	January 1, 2018	Additions	Subtractions	March 31, 2018
Contract liabilities:
Advanced deposits	$87	$42	$(37)	$92
Deferred revenue(1)	197	126	(20)	303
Club Bonus Point incentive liability(2)	52	12	(12)	52

(1)

The deferred revenues balance is primarily comprised of (i) sales of VOI under construction, (ii) Club activation fees that are paid at the closing of a VOI purchase, which grants access to our points-based Club and (iii) annual dues for Club membership renewals.

(2)

Amounts related to the Club Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our unaudited condensed consolidated balance sheets. This liability is comprised of revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned during the three months ended March 31, 2018 that was included in the contract liabilities balance at the beginning of the period was approximately $35 million.

Accounts receivable for the three months ended March 31, 2018 include amounts associated with our contractual right to consideration for completed performance obligations and are realized when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time. For the three months ended March 31, 2018, there were no associated impairment losses. Refer to Note 5: Timeshare Financing Receivables for information on balances and changes in balances during the period related to our Timeshare financing receivables.

Contract liabilities include payments received or due in advance of satisfying our performance obligations, offset by revenues recognized from amounts that were included in the contract liabilities balance as of January 1, 2018. Such contract liabilities include advance deposits received on prepaid vacation packages for future stays at our resorts, deferred revenues and the liability for Club Bonus Points awarded to our customers for purchase of VOIs at our properties or properties under our fee-for-service arrangements that may be redeemed in the future.

Transaction Price Allocated to Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contract revenue that has not yet been recognized. Our contracts with remaining performance obligations primarily include (i) sales of VOIs under construction, (ii) Club activation fees paid at closing of a VOI purchase, (iii) customers’ advanced deposits on prepaid vacation packages and (iv) Club Bonus Points that may be redeemed in the future.

The following table includes revenue and costs expected to be recognized in the future related to sales of VOIs under construction as of March 31, 2018:

		Expected Revenue Recognition Period
($ in millions)	Remaining Performance Obligation	Q2 2018	Q3 2018	Q4 2018
Deferred revenues	$199	$145	$—	$54
Deferred expenses	83	59	—	24

The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Club Bonus Points as of March 31, 2018:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$92	18 months	Upon customer stays
Club activation fees	56	7 years	Straight-line basis over average inventory holding period
Club Bonus Points	52	24 months	Upon redemption

ASC 606 provides certain practical expedients that facilitate the disclosure around performance obligations. We have elected the following practical expedients options:

•

to not disclose the variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation for which revenue recognition criteria have been met; and

•	to not disclose the transaction price allocated to remaining performance obligations that are part of a contract that has an original expected duration of one year or less.

Our performance obligations under the management service arrangements and fee-for-service arrangements are satisfied over time and the related fees represent variable consideration that meets the first practical expedient option. Fees for management services are variable consideration as these fees are based off of costs to operate the resorts in a given annual period, which is resolved on a monthly basis over the contract term.

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated balance sheet, statement of operations, and cash flows, as of and for the three months ended March 31, 2018, to the previous accounting guidance:

	March 31, 2018
	As Reported	Effects of ASC 606	Previous Accounting Guidance
(in millions)
ASSETS
Cash and cash equivalents	$85	$—	$85
Restricted cash	69	—	69
Accounts receivable, net of allowance for doubtful accounts	117	—	117
Timeshare financing receivables, net	1,074	—	1,074
Inventory	564	(48)	516
Property and equipment, net	235	—	235
Investment in unconsolidated affiliates	37	—	37
Intangible assets, net	73	—	73
Other assets	111	(23)	88
TOTAL ASSETS	$2,365	$(71)	$2,294
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$296	$7	$303
Advanced deposits	92	17	109
Debt, net	479	—	479
Non-recourse debt, net	544	—	544
Deferred revenues	326	(170)	156
Deferred income tax liabilities	228	13	241
Total liabilities	1,965	(133)	1,832
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of March 31, 2018	—	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 96,821,553 issued and outstanding as of March 31, 2018	1	—	1
Additional paid-in capital	161	—	161
Accumulated retained earnings	238	62	300
Total equity	400	62	462
TOTAL LIABILITIES AND EQUITY	$2,365	$(71)	$2,294

Total reported assets and liabilities were $71 million and $133 million, respectively, greater than the balance if the previous accounting guidance were in effect as of March 31, 2018. This was primarily due to the deferral of all direct costs and revenue recognition for Sales of VOIs until construction is complete. In addition, total reported liabilities were partially offset by releasing the advanced deposits liability to recognize expected breakage revenue on prepaid vacation packages proportionally as our customers redeem their packages.

	Three Months Ended March 31, 2018
($ in millions)	As Reported	Effects of ASC 606	Previous Accounting Guidance
Revenues
Sales of VOIs, net	$78	$59	$137
Sales, marketing, brand and other fees	125	4	129
Financing	38	—	38
Resort and club management	39	—	39
Rental and ancillary services	51	—	51
Cost reimbursements	36	—	36
Total revenues	367	63	430
Expenses
Cost of VOI sales	19	18	37
Sales and marketing	161	12	173
Financing	11	—	11
Resort and club management	11	—	11
Rental and ancillary services	28	—	28
General and administrative	23	—	23
Depreciation and amortization	8	—	8
License fee expense	23	—	23
Cost reimbursements	36	—	36
Total operating expenses	320	30	350
Interest expense	(7)	—	(7)
Equity in earnings from unconsolidated affiliates	1	—	1
Other loss, net	(1)	—	(1)
Income before income taxes	40	33	73
Income tax expense	(10)	(9)	(19)
Net income	$30	$24	$54
Earnings per share:
Basic	$0.31	$0.24	$0.55
Diluted	$0.30	$0.24	$0.54

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenues under the previous accounting guidance:

•

Under ASC 606, the timing of revenue recognition for Sales of VOIs under construction and all related direct costs have been deferred until construction is complete. Under the previous accounting guidance, we recognized revenue for sales of VOIs under construction in accordance with the percentage of completion method. This resulted in a lower Sales of VOIs, Cost of VOI sales and Total operating expenses;

•

Under ASC 606, using a portfolio approach, we have recognized the expected breakage revenue on packages not expected to be redeemed as Sales, marketing, brand and other fees proportionately when our other customers redeem their packages. Under the previous accounting guidance, we recognized breakage revenue from prepaid vacation packages when the likelihood of redemption was remote post expiration; and

•

Under ASC 606, certain sales incentives where we are acting as the agent are recognized on a net basis, therefore, resulted in a lower Sales, marketing, brand and other fees and Total operating expenses.  Under the previous accounting guidance, we recognized certain sales incentives on a gross basis which resulted in higher Sales, marketing, brand and other fees and Total operating expenses.

The adoption of ASC 606 had no impact on our total cash flows provided by operating activities or used by investing and financing activities. ASC 606 resulted in offsetting shifts in cash flows throughout net income and various changes in working capital balances.

	Three Months Ended March 31, 2018
	As Reported	Previous Accounting Guidance
($ in millions)
Net income	$30	$54
Adjustments to reconcile net income to net cash provided by operating activities	17	17
Changes in operating assets and liabilities
Accounts receivable, net	(5)	(5)
Timeshare financing receivables, net	(15)	(15)
Inventory	(19)	(1)
Other assets	(51)	(44)
Accounts payable, accrued expenses and other	(42)	(32)
Advanced deposits	5	5
Deferred revenues	105	46
Net cash provided by operating activities	$25	$25

Note 4: Restricted Cash

Restricted cash was as follows:

	March 31,	December 31,
($ in millions)	2018	2017
Escrow deposits on VOI sales	$44	$29
Reserves related to non-recourse debt(1)	25	22
	$69	$51

(1)	See Note 11: Debt & Non-recourse Debt for further discussion.

Note 5: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	March 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Timeshare financing receivables	$429	$789	$1,218
Less: allowance for loan loss	(22)	(122)	(144)
	$407	$667	$1,074

	December 31, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Timeshare financing receivables	$471	$741	$1,212
Less: allowance for loan loss	(27)	(114)	(141)
	$444	$627	$1,071

The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. As of March 31, 2018, our timeshare financing receivables had interest rates ranging from 5.3 percent to 20.5 percent, a weighted average interest rate of 12.2 percent, a weighted average remaining term of 7.7 years and maturities through 2029.

We pledge a portion of our timeshare financing receivables as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) with a borrowing capacity of $450 million. As of March 31, 2018 and December 31, 2017, we had $252 million and $143 million, respectively, of gross timeshare financing receivables securing the Timeshare Facility. We recognize interest income on our timeshare financing receivables as earned. We record an estimate of uncollectibility as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale.

Our timeshare financing receivables as of March 31, 2018 mature as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
Year
2018 (remaining)	$53	$59	$112
2019	69	67	136
2020	67	72	139
2021	61	78	139
2022	54	84	138
Thereafter	125	429	554
	429	789	1,218
Less: allowance for loan loss	(22)	(122)	(144)
	$407	$667	$1,074

We evaluate this portfolio collectively for purposes of estimating variable consideration, since we hold a large group of homogeneous timeshare financing receivables which are individually immaterial. We monitor the credit quality of our receivables on an ongoing basis. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for determining our allowance for loan loss on our timeshare financing receivables. For static pool analysis, we use certain key dimensions to stratify our portfolio, including FICO scores, equity percentage at the time of sale and certain other factors. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

Our gross timeshare financing receivables balances by FICO score were as follows:

	March 31,	December 31,
($ in millions)	2018	2017
FICO score
700+	$790	$770
600-699	228	225
<600	28	28
No score(1)	172	189
	$1,218	$1,212

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

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

As of March 31, 2018 and December 31, 2017, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $57 million and $49 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	March 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$419	$724	$1,143
31 - 90 days past due	6	12	18
91 - 120 days past due	2	4	6
121 days and greater past due	2	49	51
	$429	$789	$1,218

	December 31, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$462	$685	$1,147
31 - 90 days past due	6	10	16
91 - 120 days past due	1	4	5
121 days and greater past due	2	42	44
	$471	$741	$1,212

The changes in our allowance for loan loss were as follows:

	March 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2017	$27	$114	$141
Write-offs	—	(9)	(9)
Provision for loan loss(1)	(5)	17	12
Balance as of March 31, 2018	$22	$122	$144

	March 31, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2016	$9	$111	$120
Write-offs	—	(7)	(7)
Securitization	28	(28)	—
Provision for loan loss(1)	—	11	11
Balance as of March 31, 2017	$37	$87	$124

(1)	Includes activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables, net of incremental provision for loan loss.

Note 6: Inventory

Inventory was as follows:

	March 31,	December 31,
($ in millions)	2018	2017
Completed unsold VOIs	$191	$191
Construction in process	115	60
Land, infrastructure and other	258	258
	$564	$509

We benefited from $5 million in costs of sales true-ups relating to VOI products for the three months ended March 31, 2018, which resulted in a $5 million increase to the carrying value of inventory as of March 31, 2018. We benefited from $4 million in costs of sales true-ups relating to VOI products for the year ended December 31, 2017, which resulted in a $4 million increase to the carrying value of inventory as of December 31, 2017. Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	Three Months Ended March 31,
($ in millions)	2018	2017
Cost of VOI sales related to fee-for-service upgrades	$6	$11

Note 7: Consolidated Variable Interest Entities

As of March 31, 2018 and December 31, 2017, we consolidated three variable interest entities (“VIEs”), that issued Securitized Debt, backed by pledged assets consisting primarily of a pool of timeshare financing receivables, which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only assets of our VIEs are available to settle the obligations of the respective entities.

Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	March 31,	December 31,
($ in millions)	2018	2017
Restricted cash	$18	$18
Timeshare financing receivables, net	407	445
Non-recourse debt(1)	415	454

(1)	Net of deferred financing costs.

During the three months ended March 31, 2018 and 2017, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 8: Investment in Unconsolidated Affiliates

In March 2018, we entered into an agreement with SCG 1776, LLC, an affiliate of Strand Capital Group, LLC and formed 1776 Holding, LLC, a VIE. Because we are not the primary beneficiary, we do not consolidate 1776 Holding, LLC. Pursuant to the agreement, we contributed $5 million in cash for a 50 percent interest in 1776 Holding, LLC, which will construct an approximately 99-unit timeshare resort in Charleston, South Carolina. Our investment in 1776 Holdings, LLC is included in the condensed consolidated balance sheets as Investment in unconsolidated affiliates.

On January 17, 2018, we received a cash distribution of $10 million from our investment in BRE Ace LLC, also a VIE of which $9 million was considered a return of investment.

As of March 31, 2018, we held investments in our two unconsolidated affiliates with an aggregated debt balances of $491 million and $488 million as of March 31, 2018 and December 31, 2017, respectively. The debt is secured by their assets and are without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $37 million and $41 million as of March 31, 2018 and December 31, 2017, respectively and (ii) receivables for commission and other fees earned under a fee-for-service arrangement.  See Note 16:  Related Party Transactions for additional information.

Note 9: Other Assets

Other assets were as follows:

	March 31,	December 31,
($ in millions)	2018	2017
Inventory deposits	$16	$—
Deferred selling, marketing, general and administrative expenses	26	3
Prepaid expenses	46	18
Other	23	23
	$111	$44

Note 10:  Deferred Revenues

Deferred revenues were as follows:

	March 31,	December 31,
($ in millions)	2018	2017
Deferred VOI sales	$222	$45
Club activation fees	56	54
Club membership fees	40	—
Other	8	10
	$326	$109

Note 11: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	March 31,	December 31,
($ in millions)	2018	2017
Debt(1)
Senior secured credit facilities:
Term loan with an average rate of 4.133%, due 2021	$187	$190
Senior notes with a rate of 6.125%, due 2024	300	300
	487	490
Less: unamortized deferred financing costs and discount(2)(3)	(8)	(8)
	$479	$482

(1)	For the three months ended March 31, 2018 and year ended December 31, 2017, weighted average interest rates were 5.359 percent and 5.229 percent, respectively.
(2)	Amount includes deferred financing costs of $1 million and $7 million as of March 31, 2018 and December 31, 2017, relating to our term loan and senior notes, respectively.
(3)

Amount does not include deferred financing costs of $1 million as of March 31, 2018 and $2 million as of December 31, 2017, relating to our revolving facility included in Other Assets in our condensed consolidated balance sheets.

As of March 31, 2018 and December 31, 2017, we had $1 million of outstanding letter of credit under the revolving credit facility.  We were in compliance with all applicable financial covenants as of March 31, 2018.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	March 31,	December 31,
($ in millions)	2018	2017
Non-recourse debt(1)
Timeshare Facility with an average rate of 2.884%, due 2020	$129	$129
Securitized Debt with an average rate of 2.443%, due 2028	420	459
	549	588
Less: unamortized deferred financing costs(2)	(5)	(5)
	$544	$583

(1)	For the three months ended March 31, 2018 and year ended December 31, 2017, weighted average interest rates were 2.547 percent and 2.492 percent, respectively.
(2)

Amount relates to Securitized Debt only and does not include deferred financing costs of $4 million and $2 million as of March 31, 2018 and December 31, 2017, respectively, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.

The Timeshare Facility is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In March 2018, we extended the commitment termination date to March 2020. As a result of this extension, we incurred $2 million in debt issuance costs recorded in other assets.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $25 million and $22 million as of March 31, 2018 and December 31, 2017, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of March 31, 2018 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2018 (remaining)	$7	$105	$112
2019	10	125	135
2020	10	217	227
2021	160	33	193
2022	—	25	25
Thereafter	300	44	344
	$487	$549	$1,036

Note 12: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	March 31, 2018
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,074	$—	$1,299
Liabilities:
Debt, net(2)	479	322	191
Non-recourse debt, net(2)	544	—	537

	December 31, 2017
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,071	$—	$1,292
Liabilities:
Debt, net(2)	482	329	194
Non-recourse debt, net(2)	583	—	577

(1)	Carrying amount net of allowance for loan loss.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

We do not have any assets or liabilities measured at fair value on a recurring basis as of March 31, 2018.

Note 13: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes. The effective income tax rate for the three months ended March 31, 2018 and 2017 was approximately 25 percent and 34 percent, respectively, which decreased primarily due to a decrease in the federal corporate income tax rate as a result of the Tax Cut and Jobs Act (the “Act”) that was passed on December 22, 2017.

We are applying the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”) when accounting for the enactment-date effects of the Act.  As of March 31, 2018, there has been no adjustment to the previously disclosed provisional amounts of the Act’s effects on the one-time repatriation tax and the existing deferred tax balances.

Furthermore, we have not yet elected an accounting policy to account for the tax upon Global Intangible Low-Taxed Income (“GILTI”) in either of the following ways: 1) as a period charge in the future period the tax arises or 2) as part of deferred taxes related to the investment or subsidiary, given the complexities of the GILTI taxation.  As of March 31, 2018, we did not have any GILTI tax net of applicable foreign tax credit.

Note 14: Share-Based Compensation

Stock Plan

We issue time-vesting restricted stock units (“RSUs”), time and performance-vesting restricted stock units (“PSUs”) and nonqualified stock options (“options”) to certain employees and directors. We recognized share-based compensation expense of $3 million during each of the three months ended March 31, 2018 and 2017. As of March 31, 2018, unrecognized compensation costs for unvested awards were approximately $25 million, which is expected to be recognized over a weighted average period of 2.2 years. As of March 31, 2018, there were 7,130,779 shares of common stock available for future issuance.

RSUs

During the three months ended March 31, 2018, we issued 259,366 RSUs with a weighted average grant date fair value of $46.62, which generally vest in equal annual installments over three years from the date of grant.

Options

During the three months ended March 31, 2018, we issued 305,776 options with an exercise price of $46.62, which vest over three years from the date of the grant.

The grant date fair value of these options was $14.82, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility(1)	26.6%
Dividend yield(2)	—%
Risk-free rate(3)	2.7%
Expected term (in years)(4)	6.0

(1)

Due to limited trading history for our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we used an average historical volatility of our peer group over a time period consistent with its expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark its executive compensation.

(2)	At the date of grant we had no plans to pay dividends during the expected term of these options.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives on the date of grant.
(4)	Estimated using the average of the vesting periods and the contractual term of the options.

As of March 31, 2018, we had 388,999 options outstanding that were exercisable.

Performance Shares

During the three months ended March 31, 2018, we issued 42,095 PSUs with a grant date fair value of $46.62. The PSUs are settled at the end of a three-year performance period, with 70 percent of the PSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization. This metric is further adjusted by sales of VOIs under construction. The remaining 30 percent of the PSUs are subject to the achievement of certain VOI sales targets.  We determined that the performance conditions for these awards are probable of achievement and, as of March 31, 2018, we recognized compensation expense based on the number of PSUs we expect to vest.

Note 15: Earnings Per Share

The following table presents the calculation of our basic and diluted earnings per share (“EPS”).  The weighted average shares outstanding used to compute basic EPS and diluted EPS for the three months ended March 31, 2018 is 98,620,957 and 99,487,013, respectively and three months ended March 31, 2017 was 98,798,007 and 99,339,928, respectively.

	Three Months Ended March 31,
($ and shares outstanding in millions, except per share amounts)	2018	2017
Basic EPS:
Numerator:
Net Income(1)	$30	$50
Denominator:
Weighted average shares outstanding	99	99
Basic EPS	$0.31	$0.51
Diluted EPS:
Numerator:
Net Income(1)	$30	$50
Denominator:
Weighted average shares outstanding	99	99
Diluted EPS	$0.30	$0.51

(1)	Net income for the three months ended March 31, 2018 and 2017 was $30,170,029 and $50,212,615, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the three months ended March 31, 2018, we excluded 136,675 share-based compensation awards because their effect would have been anti-dilutive under the treasury stock method.

Note 16: Related Party Transactions

HNA Tourism Group Co., Ltd.

On March 13, 2018, we and HNA Tourism Group Co., Ltd. (“HNA”) and HNA HLT Holdco I LLC (the “Selling Stockholder”), an affiliate of HNA, entered into a Master Amendment and Option Agreement (the “Master Amendment and Option Agreement”) to make certain amendments to the Stockholders Agreement, dated October 24, 2016, between us and HNA (the “Stockholders Agreement”) and the Registration Rights Agreement, dated October 24, 2016, between us and HNA (the “Registration Rights Agreement”), among other things, (i) to permit the sale of up to all 24,750,000 shares of our common stock owned by the Selling Stockholder prior to the expiration of the two-year restricted period originally contained in the Stockholders Agreement, (ii) grant us a right to repurchase up to 4,340,000 shares of our common stock held by the Selling Stockholder, (iii) provide that HNA has customary “demand” registration rights effective March 13, 2018, (iv) require HNA to pay all expenses incurred under the Registration Rights Agreement for registrations or offerings occurring prior to a certain date and (v) eliminate HNA’s right to designate a certain number of directors to our board of directors. We exercised the repurchase option from the Selling Stockholder with respect to 2,500,000 shares at a price of approximately $44.75 per share.

On March 14, 2018, HGV and HNA entered into an underwriting agreement with several underwriters, pursuant to which the underwriters agreed to purchase from the Selling Stockholder 22,250,000 shares of common stock, $0.01 par value per share, of the Company at a price of approximately $44.75 per share.  The sale was completed on March 19, 2018; consequently, HNA ceased to be a related party.  We did not receive any proceeds from the sale.

On March 19, 2018, the repurchase was completed and the shares were retired.

The Blackstone Group

In September 2017, Blackstone completed the sale of substantially all of our common stock and holds only a nominal number of shares of our common stock.  For the three months ended March 31, 2017, we earned $51 million in commission and other fees related to a fee-for-service arrangement with Blackstone affiliates to sell VOIs on their behalf.

BRE Ace LLC

In July 2017, we acquired a 25 percent ownership interest in BRE Ace LLC, a VIE. During the three months ended March 31, 2018, we recorded $1 million in Equity in earnings from unconsolidated affiliates, included in our condensed consolidated statements of operations.  Additionally, we earn commissions and other fees related to a fee-for-service agreement to sell VOIs at Elara, by Hilton Grand Vacations.  These amounts are summarized in the following table and included in our condensed consolidated statements of operations as of the date they became a related party.

	Three Months Ended March 31,
($ in millions)	2018	2017
Commission and other fees	$32	$—

Also related to the fee-for-service agreement, as of March 31, 2018, we have outstanding receivables of $30 million.

1776 Holding, LLC

On March 23, 2018, we entered into an agreement with SCG 1776, LLC to form 1776 Holding, LLC.  In conjunction with this agreement we contributed $5 million in cash for a 50 percent ownership interest in 1776 Holding LLC.  See Note 8: Investment in Unconsolidated Affiliates for additional information.

Note 17: Business Segments

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

The performance of our operating segments is evaluated primarily based on adjusted earnings before interest expense (excluding non-recourse debt), taxes, depreciation and amortization (“EBITDA”). We define Adjusted EBITDA as EBITDA which has been further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) reorganization costs, including severance and relocation costs; (vi) share-based and other compensation expenses; (vii) costs related to the spin-off; and (viii) other items.

We do not include equity in earnings from unconsolidated affiliate in our measures of segment revenues. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended March 31,
($ in millions)	2018	2017
Revenues:
Real estate sales and financing	$241	$283
Resort operations and club management(1)	98	88
Total segment revenues	339	371
Cost reimbursements	36	34
Intersegment eliminations(1)(2)	(8)	(6)
Total revenues	$367	$399

(1)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for discounted stays at properties resulting from marketing packages. These charges totaled $8 million and $6 million for the three months ended March 31, 2018 and 2017, respectively.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for each of the three months ended March 31, 2018 and 2017.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended March 31,
($ in millions)	2018	2017
Adjusted EBITDA:
Real estate sales and financing(1)	$44	$83
Resort operations and club management(1)	59	51
Segment Adjusted EBITDA	103	134
General and administrative	(23)	(23)
Depreciation and amortization	(8)	(7)
License fee expense	(23)	(20)
Other loss, net	(1)	—
Interest expense	(7)	(7)
Income tax expense	(10)	(26)
Equity in earnings from unconsolidated affiliates	1	—
Other adjustment items	(2)	(1)
Net income	$30	$50

(1)	Includes intersegment eliminations. Refer to our table presenting revenues by reportable segment above for additional discussion.

Note 18: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2018, we were committed to purchase approximately $419 million of inventory and land over a period of seven years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During each of the three months ended March 31, 2018 and 2017, we purchased $4 million of VOI inventory as required under our commitments. As of March 31, 2018, our remaining obligation pursuant to these arrangements was expected to be incurred as follows:

($ in millions)	Purchase Obligations
Year
2018 (remaining)	$41
2019	187
2020	9
2021	59
2022	36
Thereafter	87
Total	$419

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which possible losses are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2018, will not have a material effect on our unaudited condensed consolidated financial statements.

Note 19: Condensed Consolidating Guarantor Financial Information

The following schedules present the condensed consolidating financial information as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	March 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$74	$11	$—	$85
Restricted cash	—	—	45	24	—	69
Accounts receivable, net	—	—	115	8	(6)	117
Timeshare financing receivables, net	—	—	393	681	—	1,074
Inventory	—	—	554	10	—	564
Property and equipment, net	—	—	231	4	—	235
Investment in unconsolidated affiliates	—	—	37	—	—	37
Intangible assets, net	—	—	73	—	—	73
Other assets	—	2	98	12	(1)	111
Investments in subsidiaries	400	877	197	—	(1,474)	—
TOTAL ASSETS	$400	$879	$1,817	$750	$(1,481)	$2,365
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$—	$293	$10	$(7)	$296
Advanced deposits	—	—	92	—	—	92
Debt, net	—	479	—	—	—	479
Non-recourse debt, net	—	—	—	544	—	544
Deferred revenues	—	—	326	—	—	326
Deferred income tax liabilities	—	—	229	(1)	—	228
Total equity	400	400	877	197	(1,474)	400
TOTAL LIABILITIES AND EQUITY	$400	$879	$1,817	$750	$(1,481)	$2,365

	December 31, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$230	$16	$—	$246
Restricted cash	—	—	29	22	—	51
Accounts receivable, net	—	—	113	5	(6)	112
Timeshare financing receivables, net	—	—	457	614	—	1,071
Inventory	—	—	509	—	—	509
Property and equipment, net	—	—	232	6	—	238
Investment in unconsolidated affiliate	—	—	41	—	—	41
Intangible assets, net	—	—	72	—	—	72
Other assets	—	2	36	7	(1)	44
Investments in subsidiaries	518	999	81	—	(1,598)	—
TOTAL ASSETS	$518	$1,001	$1,800	$670	$(1,605)	$2,384
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$1	$338	$7	$(7)	$339
Advanced deposits	—	—	104	—	—	104
Debt, net	—	482	—	—	—	482
Non-recourse debt, net	—	—	—	583	—	583
Deferred revenues	—	—	109	—	—	109
Deferred income tax liabilities	—	—	250	(1)	—	249
Total equity	518	518	999	81	(1,598)	518
TOTAL LIABILITIES AND EQUITY	$518	$1,001	$1,800	$670	$(1,605)	$2,384

	For the Three Months Ended March 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$77	$1	$—	$78
Sales, marketing, license and other fees	—	—	126	1	(2)	125
Financing	—	—	20	19	(1)	38
Resort and club management	—	—	39	—	—	39
Rental and ancillary service	—	—	50	1	—	51
Cost reimbursements	—	—	35	1	—	36
Total revenues	—	—	347	23	(3)	367
Expenses
Cost of VOI sales	—	—	19	—	—	19
Sales and marketing	—	—	161	2	(2)	161
Financing	—	—	5	7	(1)	11
Resort and club management	—	—	11	—	—	11
Rental and ancillary service	—	—	27	1	—	28
General and administrative	—	—	23	—	—	23
Depreciation and amortization	—	—	8	—	—	8
License fee expense	—	—	23	—	—	23
Cost reimbursements	—	—	35	1	—	36
Total operating expenses	—	—	312	11	(3)	320
Interest expense	—	(7)	—	—	—	(7)
Equity in earnings from unconsolidated affiliates	—	—	1	—	—	1
Other loss, net	—	—	(1)	—	—	(1)
Income (loss) before income taxes	—	(7)	35	12	—	40
Income tax expense	—	—	(10)	—	—	(10)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(7)	25	12	—	30
Equity in earnings (loss) from subsidiaries	30	37	12	—	(79)	—
Net income	$30	$30	$37	$12	$(79)	$30

	For the Three Months Ended March 31, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$103	$15	$—	$118
Sales, marketing, license and other fees	—	—	134	—	(4)	130
Financing	—	—	15	22	(2)	35
Resort and club management	—	—	34	2	—	36
Rental and ancillary service	—	—	46	—	—	46
Cost reimbursements	—	—	33	1	—	34
Total revenues	—	—	365	40	(6)	399
Expenses
Cost of VOI sales	—	—	32	1	—	33
Sales and marketing	—	—	151	5	(4)	152
Financing	—	—	5	7	(2)	10
Resort and club management	—	—	9	1		10
Rental and ancillary service	—	—	27	—	—	27
General and administrative	—	—	23	—	—	23
Depreciation and amortization	—	—	7	—	—	7
License fee expense	—	—	20	—	—	20
Cost reimbursements	—	—	33	1	—	34
Total operating expenses	—	—	307	15	(6)	316
Interest expense	—	(7)	—	—	—	(7)
Income (loss) before income taxes	—	(7)	58	25	—	76
Income tax expense	—	—	(22)	(4)	—	(26)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(7)	36	21	—	50
Equity in earnings (loss) from subsidiaries	50	57	21	—	(128)	—
Net income	$50	$50	$57	$21	$(128)	$50

	For the Three Months Ended March 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$—	$(8)	$103	$(67)	$(3)	$25
Investing Activities
Capital expenditures for property and equipment	—	—	(12)	(2)	—	(14)
Software capitalization costs	—	—	(4)	—	—	(4)
Return of investment from unconsolidated affiliates	—	—	9	—	—	9
Investment in unconsolidated affiliate	—	—	(5)	—	—	(5)
Net cash used in investing activities	—	—	(12)	(2)	—	(14)
Financing Activities
Repurchase and retirement of common stock	—	(112)	—	—	—	(112)
Repayment of non-recourse debt	—	—	—	(39)	—	(39)
Repayment of debt	—	(3)	—	—	—	(3)
Debt issuance costs	—	—	—	(2)	—	(2)
Payment of withholding taxes on vesting of restricted stock units	—	(1)	—	—	—	(1)
Capital contribution	—	3	—	—	—	3
Intercompany transfers	—	121	(231)	107	3	—
Net cash provided by (used in) financing activities	—	8	(231)	66	3	(154)
Net decrease in cash, cash equivalents and restricted cash	—	—	(140)	(3)	—	(143)
Cash, cash equivalents and restricted cash, beginning of period	—	—	259	38	—	297
Cash, cash equivalents and restricted cash, end of period	$—	$—	$119	$35	$—	$154

	For the Three Months Ended March 31, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$—	$(2)	$64	$83	$(10)	$135
Investing Activities
Capital expenditures for property and equipment	—	—	(6)	(2)	—	(8)
Software capitalization costs	—	—	(2)	—	—	(2)
Net cash used in investing activities	—	—	(8)	(2)	—	(10)
Financing Activities
Issuance of non-recourse debt	—	—	—	350	—	350
Repayment of non-recourse debt	—	—	—	(344)	—	(344)
Repayment of debt	—	(2)	—	—	(1)	(3)
Debt issuance costs	—	—	—	(5)	—	(5)
Intercompany transfers	5	4	40	(60)	11	—
Net cash provided by (used in) financing activities	5	2	40	(59)	10	(2)
Net increase in cash, cash equivalents and restricted cash	5	—	96	22	—	123
Cash, cash equivalents and restricted cash, beginning of period	—	—	128	23	—	151
Cash, cash equivalents and restricted cash, end of period	$5	$—	$224	$45	$—	$274

Note 20: Subsequent Events

          In April 2018, we borrowed $100 million under our revolving credit facility. The interest rate on the revolving credit facility is based on one-month LIBOR plus 2.25 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our management’s beliefs, expectations and assumptions and information currently available to our management, and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: inherent business, financial and operating risks of the timeshare industry; adverse economic or market conditions that may affect the purchasing and vacationing decisions of consumers or otherwise harm our business; intense competition in the timeshare industry, which could lead to lower revenue or operating margins; the termination of material fee-for-service agreements with third parties; the ability of the Company to manage risks associated with our international activities, including complying with laws and regulations affecting our international operations; exposure to increased economic and operational uncertainties from expanding global operations, including the effects of foreign currency exchange; potential liability under anti-corruption and other laws resulting from our global operations; changes in tax rates and exposure to additional tax liabilities; the impact of future changes in legislation, regulations or accounting pronouncements; acquisitions, joint ventures, and strategic alliances that that may not result in expected benefits and that may have an adverse effect on our business; our dependence on development activities to secure inventory; cyber-attacks and security vulnerabilities that could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position; disclosure of personal data that could cause liability and harm to our reputation; abuse of our advertising or social platforms that may harm our reputation or user engagement; outages, data losses, and disruptions of our online services; claims against us that may result in adverse outcomes in legal disputes; risks associated with our debt agreements and instruments, including variable interest rates, operating and financial restrictions, and our ability to service our indebtedness; the continued service and availability of key executives and employees; and catastrophic events or geopolitical conditions that may disrupt our business. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.

You should not put undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q. The risk factors discussed in our filings with the Securities and Exchange Commission, including “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, “Part II-Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and those described from time to time in our future reports could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. We undertake no obligation to publicly update or review any forward-looking statement or information to conform to actual results, whether as a result of new information, future developments, changes in the Company’s expectations, or otherwise, except as required by law.

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

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussion of terms that are not recognized terms under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and financial measures that are not calculated in accordance with U.S. GAAP, including contract sales, sales revenue, real estate margin, tour flow, volume per guest, transient rate, earnings before interest expense (excluding interest expense relating to our non-recourse debt), taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and segment Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business and Financial Metrics and Terms Used by Management” and “-Results of Operations” for a discussion of the meanings of these terms, the Company’s reasons for providing non-GAAP financial measures, and reconciliations of non-GAAP financial measures to measures calculated in accordance with U.S. GAAP.

Overview

Our Business

We are a rapidly growing timeshare company that markets and sells VOIs, manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of March 31, 2018, we have 48 resorts, representing 8,102 units, which are located in iconic vacation destinations such as the Hawaiian Islands, New York City, Orlando and Las Vegas, and feature spacious, condominium-style accommodations with superior amenities and quality service. As of March 31, 2018, we have approximately 292,000 Hilton Grand Vacations Club (the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 14 industry-leading brands across more than 5,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

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

For the three months ended March 31, 2018, sales from fee-for-service, just-in-time and developed inventory sources were 52 percent, 29 percent and 19 percent, respectively, of contract sales. See “-Real Estate Sales Metrics” for additional discussion of contract sales. Based on our trailing twelve months sales pace, we have access to approximately five years of future inventory, with capital efficient arrangements representing approximately 89 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

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

	Three Months Ended March 31,
	2018	2017
Weighted average FICO score	750	743

Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Club.

Some of our loans have been pledged as collateral in our securitization transactions, which have in the past and may in the future provide funding for our business activities. In these securitization transactions, special purpose entities are established to issue various classes of debt securities which are generally collateralized by a single pool of assets, consisting of timeshare financing receivables that we service and cash deposits. For additional information see Note 5: Timeshare Financing Receivables in our unaudited condensed consolidated financial statements.

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

For further information see Item 8. Financial Statements and Supplementary Data - Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2017.

EBITDA and Adjusted EBITDA

EBITDA, presented herein, is a financial measure that is not recognized under U.S. GAAP that reflects net income (loss), before interest expense on debt (excluding non-recourse debt), a provision for income taxes and depreciation and amortization. Adjusted EBITDA, presented herein, is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) reorganization costs, including severance and relocation costs; (vi) share-based and certain other compensation expenses; (vii) costs related to the spin-off; and (viii) other items.

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

Recent Events

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (commonly referred to as Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”)). We adopted ASC 606 using the modified retrospective method in which the cumulative effect of applying the new standard has been recognized at the date of initial application with an adjustment to our opening balance of retained earnings. This approach applies to all contracts as of January 1, 2018. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies for additional information.

On March 13, 2018, we and HNA Tourism Group Co., Ltd. (“HNA”) and HNA HLT Holdco I LLC (the “Selling Stockholder”), an affiliate of HNA, entered into a Master Amendment and Option Agreement (the “Master Amendment and Option Agreement”) to make certain amendments to the Stockholders Agreement, dated October 24, 2016, between us and HNA (the “Stockholders Agreement”) and the Registration Rights Agreement, dated October 24, 2016, between us and HNA (the “Registration Rights Agreement”), among other things, (i) to permit the sale of up to all 24,750,000 shares of our common stock owned by the Selling Stockholder prior to the expiration of the two-year restricted period originally contained in the Stockholders Agreement, (ii) grant us a right to repurchase up to 4,340,000 shares of our common stock held by the Selling Stockholder, (iii) provide that HNA has customary “demand” registration rights effective March 13, 2018, (iv) require HNA to pay all expenses incurred under the Registration Rights Agreement for registrations or offerings occurring prior to a certain date and (v) eliminate HNA’s right to designate a certain number of directors to our board of directors. We exercised the repurchase option from the Selling Stockholder with respect to 2,500,000 shares at a price of approximately $44.75 per share.

On March 14, 2018, HGV and HNA entered into an underwriting agreement with several underwriters, pursuant to which the underwriters agreed to purchase from the Selling Stockholder 22,250,000 shares of common stock, $0.01 par value per share, of the Company at a price of approximately $44.75 per share.  The sale was completed on March 19, 2018; consequently, HNA ceased to be a related party.  We did not receive any proceeds from the sale.

   On March 19, 2018, the repurchase was completed and the shares were retired.

On March 23, 2018, we entered into an agreement with SCG 1776, LLC, a Delaware limited liability company, an affiliate of Strand Capital Group, LLC and formed 1776 Holding, LLC, a variable interest entity. Because we are not the primary beneficiary, we do not consolidate 1776 Holding, LLC. Pursuant to the agreement, we contributed $5 million in cash for a 50 percent interest in 1776 Holding, LLC, which will construct an approximately 99-unit timeshare resort in Charleston, South Carolina.

In April 2018, we borrowed $100 million under our revolving credit facility. The interest rate on the revolving credit facility is based on one-month LIBOR plus 2.25 percent.

Results of Operations

We adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The reported results for the three months ended March 31, 2018 reflects the application of ASC 606 while the reported results for the three months ended March 31, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”) and ASC 978-605, Real Estate – Time-Sharing Activities, Revenue Recognition, which is also referred to herein as the “previous accounting guidance.”

          The following table shows the impact that ASC 606 would have had to our quarterly and annual 2017 operating results, EBITDA and Adjusted EBITDA if we had adopted ASC 606 utilizing the full retrospective method of adoption. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies and Note 3: Revenue from Contracts with Customers in the accompanying unaudited condensed consolidated financial statements for additional information.

	2017 Results Adjusted for ASC 606 Adoption
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$387	$414	$411	$424	$1,636
Total operating expenses	307	340	342	344	1,333
Net income	47	41	39	166	293
Earnings per share:
Basic	$0.48	$0.41	$0.39	$1.67	$2.95
Diluted	$0.48	$0.41	$0.39	$1.66	$2.94

Net income	$47	$41	$39	$166	$293
Interest expense	7	7	7	6	27
Income tax expense (benefit)	26	26	25	(92)	(15)
Depreciation and amortization	7	7	7	6	27
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	—	2	1	3
EBITDA	87	81	80	87	335
Other (gain) loss, net	—	—	(1)	1	—
Share-based compensation expense	3	5	5	2	15
Other adjustment items (1)	1	3	3	5	12
Adjusted EBITDA	$91	$89	$87	$95	$362

(1)	For the year ended December 31, 2017, amount includes $8 million of costs associated with the spin-off transaction.

Supplemental Information Regarding the Adoption of ASC 606

The following tables provides supplemental information of Sales of VOIs for project(s) under construction for the three months ended March 31, 2018 and for the year ended December 31, 2017, under the previous accounting guidance.

	2018
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales of VOI	$59	$—	$—	$—	$59
Cost of VOI sales	(18)	—	—	—	(18)
Sales, marketing, general and administrative expense	(8)	—	—	—	(8)

	2017
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales of VOI	$9	$13	$11	$17	$50
Cost of VOI sales	(5)	(3)	(3)	(5)	(16)
Sales, marketing, general and administrative expense	(1)	(2)	(2)	(2)	(7)

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 17: Business Segments in our unaudited condensed consolidated financial statements. We do not include equity in earnings from unconsolidated affiliates in our measures of segment revenues. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses it to manage our business and material limitations on its usefulness, refer to “—Key Business and Financial Metrics and Terms Used by Management—EBITDA and Adjusted EBITDA.” The following tables set forth revenues and Adjusted EBITDA by segment:

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	$	%
Revenues:
Real estate sales and financing	$241	$283	$(42)	(14.8)%
Resort operations and club management	98	88	10	11.4
Segment revenues	339	371	(32)	(8.6)
Cost reimbursements	36	34	2	5.9
Intersegment eliminations(1)	(8)	(6)	(2)	33.3
Total revenues	$367	$399	$(32)	(8.0)

(1)	Refer to Note 17: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	$	%
Net Income	$30	$50	$(20)	(40.0)%
Interest expense	7	7	—	—
Income tax expense	10	26	(16)	(61.5)
Depreciation and amortization	8	7	1	14.3
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	—	1	NM(1)
EBITDA	56	90	(34)	(37.8)
Other loss, net	1	—	1	NM(1)
Share-based compensation expense	3	3	—	—
Other adjustment items(2)	2	1	1	NM(1)
Adjusted EBITDA	$62	$94	$(32)	(34.0)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	For the three months ended March 31, 2018 and 2017, amounts include $2 million and $1 million, respectively, of costs associated with the spin-off transaction.

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$44	$83	$(39)	(47.0)%
Resort operations and club management(1)	59	51	8	15.7
Segment Adjusted EBITDA	103	134	(31)	(23.1)
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	2	—	2	NM(1)
License fee expense	(23)	(20)	(3)	15.0
General and administrative(2)	(20)	(20)	—	—
Adjusted EBITDA	$62	$94	$(32)	(34.0)

(1)	Includes intersegment eliminations and other adjustments.
(2)	Excludes share-based compensation and other adjustment items.

Real Estate Sales and Financing

Real estate sales and financing segment revenues decreased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to (i) a $40 million decrease in sales revenue and (ii) a $5 million decrease in marketing revenue, offset by a $3 million increase in financing revenue. The decrease in sales revenues were due to the adoption of ASC 606 which resulted in a $59 million reduction relating to sales of VOI under construction, offset by an increase of $19 million from completed project sales.  The decrease in marketing revenue is due to the adoption of ASC 606 where certain sales incentives were recognized on a net basis in 2018 versus a gross basis 2017. The increase in financing revenue was primarily due to an increase in interest income from higher outstanding timeshare financing receivables balances. Real estate sales and financing segment Adjusted EBTIDA decreased by $39 million for the three months ended March 31, 2018, compared to same period in 2017,  primarily due to a decrease in revenues associated with the segment as a result of the adoption of ASC 606.  See Note 2: Basis of Presentation and Summary of Significant Accounting Policies and Note 3: Revenues from Contracts with Customers for additional information.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to (i) an increase of $3 million in resort and club management revenues from the launch of new properties subsequent to the first quarter of 2017 as well as an increase in Club members and (ii) an increase of $5 million in rental and ancillary services revenues as a result of higher transient room and club inventory rentals at our developed and fee-for-service properties.  Resort operations and club management segment Adjusted EBITDA increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to increases in revenues associated with the segment, partially offset by an increase of $1 million in segment expenses.

Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended March 31,		Variance
($ in millions, except Tour flow and VPG)	2018	2017	$	%
Sales of VOIs, net	$78	$118	$(40)	(33.9)%
Adjustments:
Fee-for-service sales(1)	170	173	(3)	(1.7)
Loan loss provision	12	11	1	9.1
Reportability and other(2)	69	(15)	84	NM(1)
Contract sales	$329	$287	$42	14.6
Tour flow	77,700	72,405	5,295	7.3
VPG	$3,997	$3,737	$260	7.0

(1)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(2)

Includes adjustments for revenue recognition, including deferrals related to sales of VOIs under construction and rescission, sales incentives, as well as adjustments related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

Contract sales increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to an increase in tour flow which correlates to the increase in marketing expense. VPG increased for the three months ended March 31, 2018, compared to the same period in 2017 due to a 2.2 percent increase in average transaction price as well as a 90 basis point improvement in close rate.

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	$	%
Sales of VOIs, net	$78	$118	$(40)	(33.9)%
Sales, marketing, brand and other fees	125	130	(5)	(3.8)
Less:
Marketing revenue and other fees	27	32	(5)	(15.6)
Sales revenue	176	216	(40)	(18.5)
Less:
Cost of VOI sales	19	33	(14)	(42.4)
Sales and marketing expense, net(1)	126	112	14	12.5
Real estate margin	$31	$71	$(40)	(56.3)
Real estate margin percentage	17.6%	32.9%

(1)

Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers. In December 2017, we revised our definition of Sales and marketing expense, net to include revenues associated with sales incentives, title service and document compliance revenue to better align with how we evaluate the results of our real estate operations. This adjustment was retrospectively applied to prior period(s) to conform to current presentation.

Sales revenue decreased for the three months ended March 31, 2018, compared to the same period in 2017, primarily as a result of a $59 million decrease in revenue recognition from sales of VOIs under construction due to the adoption of ASC 606, offset by an increase of $19 million from the sale of completed projects. The decrease in real estate margin and margin percentage for the three months ended March 31, 2018, compared to 2017, primarily due to (i) the aforementioned decreases in sales revenue and (ii) an increase in sales and marketing expenses, partially offset by a decrease in cost of VOI sales primarily as a result of the adoption of ASC 606.  See Note 2: Basis of Presentation and Summary of Significant Accounting Policies and Note 3: Revenues from Contracts with Customers for additional information.

Financing

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	$	%
Interest income	$34	$32	$2	6.3%
Other financing revenue	4	3	1	33.3
Financing revenue	38	35	3	8.6
Consumer financing interest expense	4	4	—	—
Other financing expense	7	6	1	16.7
Financing expense	11	10	1	10.0
Financing margin	$27	$25	$2	8.0
Financing margin percentage	71.1%	71.4%

Financing revenue increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to an increase of $2 million in interest income resulting from a higher outstanding timeshare financing receivables balance during the three months ended March 31, 2018. Financing margin increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the aforementioned increase, partially offset by an increase in other financing expense.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	$	%
Club management revenue	$23	$21	$2	9.5%
Resort management revenue	16	15	1	6.7
Resort and club management revenues	39	36	3	8.3
Club management expense	6	5	1	20.0
Resort management expense	5	5	—	—
Resort and club management expenses	11	10	1	10.0
Resort and club management margin	$28	$26	$2	7.7
Resort and club management margin percentage	71.8%	72.2%

Resort and club management revenues increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to (i) an increase of approximately 19,000 in Club members resulting in higher annual dues and transaction fees and (ii) an increase in resort management revenue from the launch of new properties subsequent to the first quarter of 2017.  Resort and club management margin and margin percentage increased for the three months ended March 31, 2018, compared to the same period in 2017, due to the aforementioned increases in segment revenues.

Rental and Ancillary Services

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	$	%
Rental revenues	$45	$41	$4	9.8%
Ancillary services revenues	6	5	1	20.0
Rental and ancillary services revenues	51	46	5	10.9
Rental expenses	23	23	—	—
Ancillary services expense	5	4	1	25.0
Rental and ancillary services expenses	28	27	1	3.7
Rental and ancillary services margin	$23	$19	$4	21.1
Rental and ancillary services margin percentage	45.1%	41.3%

Rental and ancillary services revenues increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to an increase of $4 million in rental revenues as a result of higher transient room and club inventory rentals at our developed and fee-for-service properties.  Rental and ancillary services margin and margin percentage increased for the three months ended March 31, 2018, compared to the same period in 2017, due to the aforementioned increases in segment revenues.

Other Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	$	%
General and administrative	$23	$23	$—	—
Depreciation and amortization	8	7	1	14.3%
License fee expense	23	20	3	15.0

License fee expense increased for the three months ended March 31, 2018, compared to the same period in 2017, was a result of increases in revenues subject to license fees.

Non-Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	$	%
Interest expense	$7	$7	$—	—
Equity in earnings from unconsolidated affiliates	(1)	—	(1)	NM(1)
Other loss, net	1	—	1	NM(1)
Income tax expense	10	26	(16)	(61.5)%

(1)	Fluctuation in terms of percentage change is not meaningful.

Equity in earnings from unconsolidated affiliates relates to our 25 percent interest in BRE Ace LLC made in July 2017.  See Note 8: Investment in unconsolidated affiliate in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

Income tax expense decreased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to a decrease in the corporate income tax rate as a result of the Tax Cut and Jobs Act that was enacted on December 22, 2017.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had total cash and cash equivalents of $154 million, including $69 million of restricted cash. The restricted cash balance relates to escrowed cash from our sales of our VOIs and reserves related to our non-recourse debt. See Note 11: Debt and Non-Recourse Debt for additional information.
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

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	$	%
Net cash provided by (used in):
Operating activities	$25	$135	$(110)	(81.5)%
Investing activities	(14)	(10)	(4)	40.0
Financing activities	(154)	(2)	(152)	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

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

Net cash flows provided by operating activities decreased by $110 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to (i) a federal tax payment of $63 million made in January 2018 that was deferred from 2017 pursuant to a tax relief program for regions impacted by Hurricane Irma (ii) an increase in inventory spending and (iii) absence of a license fee payment in the first quarter of 2017.

The following table exhibits our VOI inventory spending for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in millions)	2018	2017
VOI spending - owned properties	$25	$10
VOI spending - fee-for-service upgrades	9	16
Total VOI inventory spending	$34	$26

Investing Activities

The following table summarizes our net cash used in investing activities:

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	$	%
Capital expenditures for property and equipment	$(14)	$(8)	$(6)	75.0%
Software capitalization costs	(4)	(2)	(2)	100.0
Return of investment from unconsolidated affiliates	9	—	9	NM(1)
Investment in unconsolidated affiliates	(5)	—	(5)	NM(1)
Net cash used in investing activities	$(14)	$(10)	$(4)	40.0

(1)	Fluctuation in terms of percentage change is not meaningful.

Net cash used in investing activities increased by $4 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to (i) higher capital expenditures for property and equipment and (ii) a $5 million investment in SCG 1776 LLC, partially offset by a distribution received from our 25 percent interest in BRE Ace LLC.  See Recent Events for additional information.

Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

Financing Activities

The following table summarizes our net cash used in financing activities:

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	$	%
Issuance of non-recourse debt	$—	$350	$(350)	(100.0)%
Repurchase and retirement of common stock	(112)	—	(112)	NM(1)
Repayment of non-recourse debt	(39)	(344)	305	(88.7)
Repayment of debt	(3)	(3)	—	—
Debt issuance costs	(2)	(5)	3	(60.0)
Payment of withholding taxes on vesting of restricted stock units	(1)	—	(1)	NM(1)
Capital contribution	3	—	3	NM(1)
Net cash used in financing activities	$(154)	$(2)	$(152)	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in net cash used in financing activities for the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to the repurchase of 2,500,000 shares of our common stock from HNA (see Recent Events for additional information) and $39 million repayment of our non-recourse debt.  During the three months ended March 31, 2017, we issued $350 million in non-recourse securitized debt and used the proceeds to pay down a portion of our timeshare facility.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2018:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase commitments	$419	$41	$255	$86	$37

As of March 31, 2018, our contractual obligations relating to our debt, non-recourse debt and operating leases have not materially changed from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of March 31, 2018 consisted of $419 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under the Hilton Grand Vacations brand. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 18: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2017. We have updated our revenue recognition policies in conjunction with our adoption of ASC 606 as further described in Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our unaudited condensed consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, currency exchange rates and debt prices. We manage our exposure to these risks by monitoring available financing alternatives and through pricing policies that may take into account currency exchange rates. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table sets forth the contractual maturities, weighted average interest rates and the total fair values as of March 31, 2018, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2018	2019	2020	2021	2022	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	11.934%	$53	$69	$67	$61	$54	$125	$429	$462
Fixed-rate unsecuritized timeshare financing receivables	12.310%	59	67	72	78	84	429	789	837
Liabilities:(3)
Fixed-rate debt	3.978%	105	125	88	33	25	344	720	731
Variable-rate debt(4)	3.625%	7	10	139	160	—	—	316	319

(1)	Weighted average interest rate as of March 31, 2018.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Variable-rate debt includes principal outstanding debt of $187 million and non-recourse debt of $129 million as of March 31, 2018. See Note 11: Debt & Non-recourse Debt in our unaudited condensed consolidated financial statements for additional information.

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

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) or our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.  In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our  Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2018 will not have a material effect on our unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors

As of March 31, 2018, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)	Issuer Repurchases. During the three months ended March 31, 2018, we repurchased the following shares:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plan
January 1 - January 31, 2018	—	—	—	—
February 1 - February 28, 2018	—	—	—	—
March 1 - March 31, 2018	2,500,000	$44.74688	—	—
	2,500,000	$44.74688	—

___________________

(1)

On March 19, 2018, we purchased from HNA 2,500,000 shares in a privately negotiated transaction, pursuant to a Master Amendment and Option Agreement.  See Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events for more information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1

Master Amendment and Option Agreement, by and among the Company, HNA Tourism Group Co. Ltd., and HNA HLT Holdco I LLC, dated as of March 13, 2018 (incorporated by reference to Exhibit 10.1 to Hilton Grand Vacation Inc.’s Current Report on Form 8-K (File No. 001-37794) filed on March 13, 2018).

10.2

Omnibus Amendment No. 8 to Receivables Loan Agreement and Amendment No. 3 to Sale and Contribution Agreement Receivables Loan Agreement, effective as of March 9, 2018, by and among Hilton Grand Vacations Trust I LLC, as borrower, Hilton Resorts Corporation, as seller, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory hereto as managing agents, the financial institutions signatory hereto as managing agents, the financial institutions signatory hereto as conduit lenders, the financial institution signatory hereto as committed lenders, and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to Hilton Grand Vacation Inc.’s Current Report on Form 8-K (File No. 001-37794) filed on March 13, 2018).

10.3

Form of Performance and Service Based Restricted Stock Unit Agreement (for use for all named executive officers other than Mr. Mark D. Wang) (incorporated by reference to Exhibit 10.1 to Hilton Grand Vacation Inc.’s Current Report on Form 8-K (File No. 001-37794) filed on March 8, 2018). *

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 3 of this Form 10-Q

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of May, 2018.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ James E. Mikolaichik
Name:	James E. Mikolaichik
Title:	Executive Vice President and Chief Financial Officer