Form 10-Q
period 2018-06-30
Hilton Grand Vacations Inc.
filed 2018-08-02
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 27, 2018 was 96,897,051.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$131	$246
Restricted cash	72	51
Accounts receivable, net of allowance for doubtful accounts of $10 and $9	138	112
Timeshare financing receivables, net	1,089	1,071
Inventory	544	509
Property and equipment, net	411	238
Investment in unconsolidated affiliates	33	41
Intangible assets, net	73	72
Other assets	117	44
TOTAL ASSETS (variable interest entities - $390 and $471)	$2,608	$2,384
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$299	$339
Advanced deposits	95	104
Debt, net	637	482
Non-recourse debt, net	604	583
Deferred revenues	226	109
Deferred income tax liabilities	230	249
Total liabilities (variable interest entities - $376 and $455)	2,091	1,866
Commitments and contingencies - see Note 19
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 96,897,051 issued and outstanding as of June 30, 2018 and 99,136,304 issued and outstanding as of December 31, 2017	1	1
Additional paid-in capital	170	162
Accumulated retained earnings	346	355
Total equity	517	518
TOTAL LIABILITIES AND EQUITY	$2,608	$2,384

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Sales of VOIs, net	$250	$143	$328	$261
Sales, marketing, brand and other fees	146	144	271	274
Financing	39	36	77	71
Resort and club management	37	35	76	71
Rental and ancillary services	53	47	104	93
Cost reimbursements	38	34	74	68
Total revenues	563	439	930	838
Expenses
Cost of VOI sales	61	34	80	67
Sales and marketing	193	169	354	321
Financing	12	11	23	21
Resort and club management	11	10	22	20
Rental and ancillary services	30	31	58	58
General and administrative	30	29	53	52
Depreciation and amortization	8	7	16	14
License fee expense	25	23	48	43
Cost reimbursements	38	34	74	68
Total operating expenses	408	348	728	664
Interest expense	(8)	(7)	(15)	(14)
Equity in losses from unconsolidated affiliates	(2)	—	(1)	—
Other gain, net	1	—	—	—
Income before income taxes	146	84	186	160
Income tax expense	(39)	(33)	(49)	(59)
Net income	$107	$51	$137	$101
Earnings per share:
Basic	$1.10	$0.51	$1.40	$1.02
Diluted	$1.10	$0.51	$1.39	$1.02

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$137	$101
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16	14
Amortization of deferred financing costs and other	3	3
Provision for loan losses	30	27
Share-based compensation	8	8
Deferred income (benefit) taxes	(6)	1
Equity in losses from unconsolidated affiliates	1	—
Distributions received from unconsolidated affiliates	2	—
Net changes in assets and liabilities:
Accounts receivable, net	(26)	—
Timeshare financing receivables, net	(48)	(35)
Inventory	11	22
Purchase of operating property for future conversion to inventory	(176)	—
Other assets	(58)	(19)
Accounts payable, accrued expenses and other	(42)	36
Advanced deposits	8	(3)
Deferred revenues	4	22
Other	2	—
Net cash (used in) provided by operating activities	(134)	177
Investing Activities
Capital expenditures for property and equipment	(20)	(15)
Software capitalization costs	(9)	(6)
Return of investment from unconsolidated affiliates	11	—
Investment in unconsolidated affiliates	(5)	—
Net cash used in investing activities	(23)	(21)
Financing Activities
Issuance of debt	160	—
Issuance of non-recourse debt	100	350
Repurchase and retirement of common stock	(112)	—
Repayment of non-recourse debt	(80)	(395)
Repayment of debt	(5)	(5)
Debt issuance costs	(2)	(5)
Proceeds from stock options exercises	—	1
Payment of withholding taxes on vesting of restricted stock units	(1)	—
Capital contribution	3	—
Net cash provided by (used in) financing activities	63	(54)
Net (decrease) increase in cash, cash equivalents and restricted cash	(94)	102
Cash, cash equivalents and restricted cash, beginning of period	297	151
Cash, cash equivalents and restricted cash, end of period	$203	$253

Supplemental disclosure of non-cash operating activities:
Cumulative effect of adoption of new accounting standards	$38	—

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2017	99	$1	$162	$355	$518
Net income	—	—	—	137	137
Activity related to share-based compensation	—	—	5	—	5
Repurchase and retirement of common stock	(2)	—	(3)	(109)	(112)
Revenue recognition cumulative-effect adjustment	—	—	—	(38)	(38)
Capital contribution	—	—	3	—	3
Other	—	—	3	1	4
Balance as of June 30, 2018	97	$1	$170	$346	$517

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; operating resorts; financing and servicing loans provided to consumers for their timeshare purchases; and managing our points-based Hilton Grand Vacations Club exchange program (the “Club”). As of June 30, 2018, we had 51 properties, comprised of 8,367 units, located in the United States (“U.S.”) and Europe.

Our Spin-off from Hilton Worldwide Holdings Inc.

On January 3, 2017, the previously announced spin-off of Hilton Grand Vacations from Hilton Worldwide Holdings Inc. (“Hilton”) was completed. As a result of the spin-off, we became an independent public company, and our common stock is listed on the New York Stock Exchange under the symbol “HGV.”  Following the spin-off, Hilton did not retain any ownership interest in our company.   In connection with the completion of the spin-off, we entered into agreements with Hilton (who at the time was a related party) and other third parties, including licenses to use the Hilton Grand Vacations brand. The unaudited condensed consolidated financial statements reflect the effect of these agreements. For the three months ended June 30, 2018 and 2017, we incurred $38 million and $40 million, respectively, and for the six months ended June 30, 2018 and 2017, we incurred $97 million and $98 million, respectively, in costs relating to the agreements entered with Hilton. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include 100 percent of our assets, liabilities, revenues, expenses and cash flows as well as all entities in which we have a controlling financial interest.  In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods.  All material intercompany transactions and balances have been eliminated in consolidation.

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

The reported results as of and for the three and six months ended June 30, 2018 reflects the application of ASC 606 while the reported financial position as of December 31, 2017 and results for the three and six months ended June 30, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”) and ASC 978-605, Real Estate – Time-Sharing Activities, Revenue Recognition, which is also referred to herein as the “previous accounting guidance.”

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

•

Sales of VOIs, net — Customers who purchase vacation ownership products, whether paid in cash or financed, enter into multiple contracts, which we combine and account for as a single contract. Revenue from VOI sales is recognized at the point in time when control of the VOI is transferred to the customer which is when the customer has executed a binding sales contract, collectability is reasonably assured, the purchaser’s period to cancel for a refund has expired and the customer has the right to use the VOI. Revenue from sales of VOIs under construction is deferred until the point in time when construction activities are deemed to be completed, occupancy of the development is permissible, and the above criteria has been met. For financed sales, we estimate the variable consideration to be received under such contracts and recognize revenue net of amounts deemed uncollectible as the VOI is returned to inventory upon customer default. Variable consideration which has not been included within the transaction price is presented as a reserve on the financing receivable.  See Note 5: Timeshare Financing Receivables for more information regarding our estimate of variable consideration.

We award Club Bonus Points (“Bonus Points”) to our customers as an incentive for purchasing a VOI. These Bonus Points are valid for a maximum of two years and may be redeemed for reservations at Club resorts, hotel reservations within Hilton’s system, and VOI exchanges with other third-party vacation ownership exchanges. At the time of the VOI sale, we estimate the fair value of the incentives to be redeemed, including an adjustment for breakage, to determine the standalone selling price of the first day incentive (“FDI”). We defer a portion of the total transaction price for the combined VOI contract as a liability for the FDI and recognize the corresponding revenue at the point in time when the customer receives the benefits of the FDI, which is upon the customer’s redemption of the Bonus Points. At that time, we also determine whether we are principal or agent for the redeemed good or service and recognize revenue on a gross or net basis accordingly.

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

As of June 30, 2018, the ending asset balance for cost to obtain a contract was $17 million. For the three and six months ended June 30, 2018, the related amortization expense was $20 million and $19 million, respectively, with no associated impairment losses.

Recently Issued Accounting Pronouncements Other Than ASC 606

Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which in part requires entities to assess whether distributions of cash from unconsolidated entities represent a return on the investment or a return of the investment, to appropriately classify the distributions in the statement of cash flows. We have made an accounting policy election to use the cumulative earnings approach to determine whether the distributions are returns on the investment and accordingly classified as operating cash flows. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and those in excess of that amount will be treated as returns of investment. On January 1, 2018, we adopted ASU 2016-15 which had no impact to our historical consolidated financial statements.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840). Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. Subsequent to ASU 2016-02, the FASB has issued ASU No. 2018-01 (“ASU 2018-01”) Leases (Topic 842): Land Easement Practical Expedient for Transition which clarifies the application of lease easements and eases adoption efforts for some land easements.  The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We are currently evaluating the package of practical expedients available to us upon adoption and are assessing lease software solutions.  We continue to evaluate the effect that this ASU will have on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 (“ASU 2018-07”), Compensation – Stock Compensation (Topic 718). Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions, with the exception of specific guidance related to attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The provisions of this ASU are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

Note 3: Revenue from Contracts with Customers

Financial Statement Impact of Adopting ASC 606

The cumulative effect of applying the new guidance to all contracts with customers as of January 1, 2018 was recorded as an adjustment to retained earnings as of the adoption date. The following unaudited cumulative adjustments were made to the condensed consolidated balance sheet as of January 1, 2018:

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

Disaggregation of Revenue

The following tables show our disaggregated revenues by segment from contracts with customers. We operate our business in the following two segments: (i) Real estate sales and financing and (ii) Resort operations and club management. Please refer to Note 18: Business Segments below for more details related to our segments.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
($ in millions)
Real Estate and Financing Segment
Sales of VOIs, net	$250	$328
Sales, marketing, brand and other fees	146	271
Interest income	34	68
Other financing revenue	5	9
Real estate and financing segment revenues	$435	$676

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
($ in millions)
Resort Operations and Club Management Segment
Club management	$23	$46
Resort management	14	30
Rental (1)	46	91
Ancillary services	7	13
Resort operations and club management segment revenues	$90	$180

(1)	Includes intersegment eliminations.

Contract Balances

The following table provides information on our accounts receivable and contract asset from contracts with customers:

($ in millions)	January 1, 2018	June 30, 2018
Receivables, which are included in Accounts receivable, net(1)	$97	$117
Contract asset, which is included in Accounts receivable, net	—	3

(1)	Does not include financing receivables from sales of VOI. See Note 5: Timeshare Financing Receivables for additional information.

The following table presents changes in our contract liabilities for the six months ended June 30, 2018.

($ in millions)	January 1, 2018	Additions	Subtractions	June 30, 2018
Contract liabilities:
Advanced deposits	$87	$84	$(76)	$95
Deferred revenue(1)	197	198	(191)	204
Club Bonus Point incentive liability(2)	52	26	(22)	56

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

Revenue earned during the three and six months ended June 30, 2018 that was included in the contract liabilities balance at January 1, 2018 was approximately $144 million and $179 million, respectively.

Accounts receivable for the six months ended June 30, 2018 include amounts associated with our contractual right to consideration for completed performance obligations related primarily to our fee-for-service arrangements and are realized when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time. For the six months ended June 30, 2018, there were no associated impairment losses. Refer to Note 5: Timeshare Financing Receivables for information on balances and changes in balances during the period related to our Timeshare financing receivables.

Contract asset relates to incentive fees that can be earned for meeting certain target on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the incentive fee period.

Contract liabilities include payments received or due in advance of satisfying our performance obligations, offset by revenues recognized.  Such contract liabilities include advance deposits received on prepaid vacation packages for future stays at our resorts, deferred revenues and the liability for Club Bonus Points awarded to our customers for purchase of VOIs at our properties or properties under our fee-for-service arrangements that may be redeemed in the future.

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

The following table includes revenue and direct costs expected to be recognized in the future related to sales of VOIs under construction as of June 30, 2018:

	Remaining	Expected Recognition Period
($ in millions)	Performance Obligation	Q3 2018	Q4 2018
Deferred revenues	$109	$—	$109
Deferred expenses	52	—	52

The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Club Bonus Points as of June 30, 2018:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$95	18 months	Upon customer stays
Club activation fees	58	7 years	Straight-line basis over average inventory holding period
Club Bonus Points	56	24 months	Upon redemption

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following tables compare the reported condensed consolidated balance sheet and statement of operations as of and for the three and six months ended June 30, 2018 as well as the cash flows for the six months ended June 30, 2018, to the previous accounting guidance:

	June 30, 2018
	As Reported	Effects of ASC 606	Previous Accounting Guidance
(in millions)
ASSETS
Cash and cash equivalents	$131	$—	$131
Restricted cash	72	—	72
Accounts receivable, net of allowance for doubtful accounts	138	—	138
Timeshare financing receivables, net	1,089	—	1,089
Inventory	544	(28)	516
Property and equipment, net	411	—	411
Investment in unconsolidated affiliates	33	—	33
Intangible assets, net	73	—	73
Other assets	117	(12)	105
TOTAL ASSETS	$2,608	$(40)	$2,568
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$299	$(7)	$292
Advanced deposits	95	17	112
Debt, net	637	—	637
Non-recourse debt, net	604	—	604
Deferred revenues	226	(84)	142
Deferred income tax liabilities	230	13	243
Total liabilities	2,091	(61)	2,030
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of June 30, 2018	—	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 96,897,051 issued and outstanding as of June 30, 2018	1	—	1
Additional paid-in capital	170	—	170
Accumulated retained earnings	346	21	367
Total equity	517	21	538
TOTAL LIABILITIES AND EQUITY	$2,608	$(40)	$2,568

Total reported assets and liabilities were $40 million and $61 million, respectively, greater than the balance if the previous accounting guidance were in effect as of June 30, 2018. This was primarily due to the deferral of all direct costs and revenue recognition for Sales of VOIs until construction is complete. In addition, total reported liabilities were partially offset by releasing the advanced deposits liability to recognize expected breakage revenue on prepaid vacation packages proportionally as our customers redeem their packages.

	Three Months Ended June 30, 2018
($ in millions)	As Reported	Effects of ASC 606	Previous Accounting Guidance
Revenues
Sales of VOIs, net	$250	$(87)	$163
Sales, marketing, brand and other fees	146	2	148
Financing	39	—	39
Resort and club management	37	—	37
Rental and ancillary services	53	—	53
Cost reimbursements	38	—	38
Total revenues	563	(85)	478
Expenses
Cost of VOI sales	61	(20)	41
Sales and marketing	193	(9)	184
Financing	12	—	12
Resort and club management	11	—	11
Rental and ancillary services	30	—	30
General and administrative	30	—	30
Depreciation and amortization	8	—	8
License fee expense	25	—	25
Cost reimbursements	38	—	38
Total operating expenses	408	(29)	379
Interest expense	(8)	—	(8)
Equity in losses from unconsolidated affiliates	(2)	—	(2)
Other gain, net	1	—	1
Income before income taxes	146	(56)	90
Income tax expense	(39)	14	(25)
Net income (loss)	$107	$(42)	$65
Earnings (loss) per share:
Basic	$1.10	$(0.43)	$0.67
Diluted	$1.10	$(0.44)	$0.66

	Six Months Ended June 30, 2018
($ in millions)	As Reported	Effects of ASC 606	Previous Accounting Guidance
Revenues
Sales of VOIs, net	$328	$(28)	$300
Sales, marketing, brand and other fees	271	6	277
Financing	77	—	77
Resort and club management	76	—	76
Rental and ancillary services	104	—	104
Cost reimbursements	74	—	74
Total revenues	930	(22)	908
Expenses
Cost of VOI sales	80	(2)	78
Sales and marketing	354	3	357
Financing	23	—	23
Resort and club management	22	—	22
Rental and ancillary services	58	—	58
General and administrative	53	—	53
Depreciation and amortization	16	—	16
License fee expense	48	—	48
Cost reimbursements	74	—	74
Total operating expenses	728	1	729
Interest expense	(15)	—	(15)
Equity in losses from unconsolidated affiliates	(1)	—	(1)
Income before income taxes	186	(23)	163
Income tax expense	(49)	5	(44)
Net income (loss)	$137	$(18)	$119
Earnings (loss) per share:
Basic	$1.40	$(0.18)	$1.22
Diluted	$1.39	$(0.18)	$1.21

The following summarizes the significant changes to our condensed consolidated statement of operations for the three and six months ended June 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if we had continued to recognize revenues under the previous accounting guidance:

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

	Six Months Ended June 30, 2018
($ in millions)	As Reported	Previous Accounting Guidance
Net income	$137	$119
Adjustments to reconcile net income to net cash provided by operating activities	54	54
Changes in operating assets and liabilities
Accounts receivable, net	(26)	(26)
Timeshare financing receivables, net	(48)	(48)
Inventory	11	9
Purchase of operating property for future conversion to inventory	(176)	(176)
Other assets	(58)	(61)
Accounts payable, accrued expenses and other	(42)	(48)
Advanced deposits	8	8
Deferred revenues	4	33
Other	2	2
Net cash used in operating activities	$(134)	$(134)

Note 4: Restricted Cash

Restricted cash was as follows:

	June 30,	December 31,
($ in millions)	2018	2017
Escrow deposits on VOI sales	$49	$29
Reserves related to non-recourse debt(1)	23	22
	$72	$51

(1)	See Note 12: Debt & Non-recourse Debt for further discussion.

Note 5: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	June 30, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Timeshare financing receivables	$388	$858	$1,246
Less: allowance for loan loss	(20)	(137)	(157)
	$368	$721	$1,089

	December 31, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Timeshare financing receivables	$471	$741	$1,212
Less: allowance for loan loss	(27)	(114)	(141)
	$444	$627	$1,071

The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. As of June 30, 2018, our timeshare financing receivables had interest rates ranging from 5.3 percent to 20.5 percent, a weighted average interest rate of 12.2 percent, a weighted average remaining term of 7.7 years and maturities through 2029.

A portion of our timeshare financing receivables is used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) with a borrowing capacity of $450 million. As of June 30, 2018 and December 31, 2017, we had $250 million and $143 million, respectively, of gross timeshare financing receivables securing the outstanding debt balance of our Timeshare Facility. We recognize interest income on our timeshare financing receivables as earned. We record an estimate of variable consideration as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale.

Our timeshare financing receivables as of June 30, 2018 mature as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
Year
2018 (remaining)	$33	$48	$81
2019	65	70	135
2020	63	77	140
2021	58	83	141
2022	51	90	141
Thereafter	118	490	608
	388	858	1,246
Less: allowance for loan loss	(20)	(137)	(157)
	$368	$721	$1,089

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

Our gross timeshare financing receivables balances by FICO score were as follows:

	June 30,	December 31,
($ in millions)	2018	2017
FICO score
700+	$812	$770
600-699	231	225
<600	28	28
No score(1)	175	189
	$1,246	$1,212

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

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

As of June 30, 2018 and December 31, 2017, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $64 million and $49 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	June 30, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$379	$787	$1,166
31 - 90 days past due	5	11	16
91 - 120 days past due	2	3	5
121 days and greater past due	2	57	59
	$388	$858	$1,246

	December 31, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$462	$685	$1,147
31 - 90 days past due	6	10	16
91 - 120 days past due	1	4	5
121 days and greater past due	2	42	44
	$471	$741	$1,212

The changes in our allowance for loan loss were as follows:

	June 30, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2017	$27	$114	$141
Write-offs	—	(14)	(14)
Provision for loan loss(1)	(7)	37	30
Balance as of June 30, 2018	$20	$137	$157

	June 30, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2016	$9	$111	$120
Write-offs	—	(17)	(17)
Securitization	28	(28)	—
Provision for loan loss(1)	(4)	31	27
Balance as of June 30, 2017	$33	$97	$130

(1)	Includes activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables, net of incremental provision for loan loss.

Note 6: Inventory

Inventory was as follows:

	June 30,	December 31,
($ in millions)	2018	2017
Completed unsold VOIs	$215	$191
Construction in process	63	60
Land, infrastructure and other	266	258
	$544	$509

We benefited from $12 million in costs of sales true-ups relating to VOI products for the six months ended June 30, 2018, which resulted in a $12 million increase to the carrying value of inventory as of June 30, 2018. We benefited from $4 million in costs of sales true-ups relating to VOI products for the year ended December 31, 2017, which resulted in a $4 million increase to the carrying value of inventory as of December 31, 2017. Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Cost of VOI sales related to fee-for-service upgrades	$9	$9	$15	$20

Note 7: Property and Equipment

Property and equipment were as follows:

	June 30,	December 31,
($ in millions)	2018	2017
Land	146	53
Building and leasehold improvements	279	182
Furniture and equipment	55	48
Construction in progress	5	20
	485	303
Accumulated depreciation	(74)	(65)
	$411	$238

In June 2018, we acquired an operating hotel in New York City, New York for $176 million for future conversion to timeshare inventory. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Land, Building and leasehold improvements and Furniture and equipment.

Note 8: Consolidated Variable Interest Entities

As of June 30, 2018 and December 31, 2017, we consolidated three variable interest entities (“VIEs”), that issued Securitized Debt, backed by pledged assets consisting primarily of a pool of timeshare financing receivables, which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only assets of our VIEs are available to settle the obligations of the respective entities.

Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	June 30,	December 31,
($ in millions)	2018	2017
Restricted cash	$14	$18
Timeshare financing receivables, net	368	445
Non-recourse debt(1)	375	454

(1)	Net of deferred financing costs.

During the six months ended June 30, 2018 and 2017, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 9: Investment in Unconsolidated Affiliates

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

During the six months ended June 30, 2018, we received a cash distributions of $13 million from our investment in BRE Ace LLC, also a VIE, of which $11 million was considered a return of investment.

We held investments in our two unconsolidated affiliates with aggregated debt balances of $489 million and $488 million as of June 30, 2018 and December 31, 2017, respectively. The debt is secured by their assets and are without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $33 million and $41 million as of June 30, 2018 and December 31, 2017, respectively and (ii) receivables for commission and other fees earned under a fee-for-service arrangement.  See Note 17:  Related Party Transactions for additional information.

Note 10: Other Assets

Other assets were as follows:

	June 30,	December 31,
($ in millions)	2018	2017
Inventory deposits	$44	$—
Deferred selling, marketing, general and administrative expenses	15	3
Prepaid expenses	35	18
Other	23	23
	$117	$44

Note 11:  Deferred Revenues

Deferred revenues were as follows:

	June 30,	December 31,
($ in millions)	2018	2017
Deferred VOI sales	$130	$45
Club activation fees	59	54
Club membership fees	28	—
Other	9	10
	$226	$109

Note 12: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	June 30,	December 31,
($ in millions)	2018	2017
Debt(1)
Senior secured credit facilities:
Term loan with an average rate of 4.340%, due 2021	$185	$190
Revolver with an average rate of 4.340%, due 2021	160	—
Senior notes with a rate of 6.125%, due 2024	300	300
	645	490
Less: unamortized deferred financing costs and discount(2)(3)	(8)	(8)
	$637	$482

(1)	For the six months ended June 30, 2018 and year ended December 31, 2017, weighted average interest rates were 5.170 percent and 5.229 percent, respectively.
(2)	Amount includes deferred financing costs of $1 million and $7 million as of both June 30, 2018 and December 31, 2017, respectively, relating to our term loan and senior notes.
(3)

Amount does not include deferred financing costs of $1 million as of June 30, 2018 and $2 million as of December 31, 2017, relating to our revolving facility included in Other Assets in our condensed consolidated balance sheets.

During the three months ended June 30, 2018, we borrowed $160 million under the revolving credit facility.  The interest rate on the revolving credit facility is based on one-month LIBOR plus 2.25 percent.

As of June 30, 2018 and December 31, 2017, we had $1 million of outstanding letter of credit under the revolving credit facility. We were in compliance with all applicable financial covenants as of June 30, 2018.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	June 30,	December 31,
($ in millions)	2018	2017
Non-recourse debt(1)
Timeshare Facility with an average rate of 3.187%, due 2021	$229	$129
Securitized Debt with an average rate of 2.447%, due 2028	379	459
	608	588
Less: unamortized deferred financing costs(2)	(4)	(5)
	$604	$583

(1)	For the six months ended June 30, 2018 and year ended December 31, 2017, weighted average interest rates were 2.725 percent and 2.492 percent, respectively.
(2)

Amount relates to Securitized Debt only and does not include deferred financing costs of $3 million and $2 million as of June 30, 2018 and December 31, 2017, respectively, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.

The Timeshare Facility is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In March 2018, we extended the commitment termination date to March 2020. The maturity date was extended 12 months from the commitment date to March 2021. As a result of this extension, we incurred $2 million in debt issuance costs recorded in other assets.  On May 31, 2018, we borrowed $100 million under the Timeshare Facility.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $23 million and $22 million as of June 30, 2018 and December 31, 2017, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of June 30, 2018 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2018 (remaining)	$5	$63	$68
2019	10	122	132
2020	10	89	99
2021	320	262	582
2022	—	26	26
Thereafter	300	46	346
	$645	$608	$1,253

Note 13: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	June 30, 2018
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,089	$—	$1,303
Liabilities:
Debt, net(2)	637	309	348
Non-recourse debt, net(2)	604	—	597

	December 31, 2017
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,071	$—	$1,292
Liabilities:
Debt, net(2)	482	329	194
Non-recourse debt, net(2)	583	—	577

(1)	Carrying amount net of allowance for loan loss.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

We do not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2018.

Note 14: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes. The effective income tax rate for the six months ended June 30, 2018 and 2017 was approximately 26 percent and 37 percent, respectively, which decreased primarily due to a decrease in the federal corporate income tax rate as a result of the Tax Cut and Jobs Act (the “Act”) that was passed on December 22, 2017.

We are applying the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”) when accounting for the enactment-date effects of the Act.  As of June 30, 2018, there has been no adjustment to the provisional amounts of the Act’s effects on the one-time repatriation tax and the existing deferred tax balances as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Furthermore, we have not yet elected an accounting policy to account for the tax upon Global Intangible Low-Taxed Income (“GILTI”) in either of the following ways: 1) as a period charge in the future period the tax arises or 2) as part of deferred taxes related to the investment or subsidiary, given the complexities of the GILTI taxation.  As of June 30, 2018, we have an insignificant amount of GILTI tax net of applicable foreign tax credit.

Note 15: Share-Based Compensation

Stock Plan

We issue time-vesting restricted stock units (“RSUs”), time and performance-vesting restricted stock units (“PSUs”) and nonqualified stock options (“options”) to certain employees and directors. We recognized share-based compensation expense of $5 million during the three months ended June 30, 2018 and 2017 and $8 million during the six months ended June 30, 2018 and 2017. As of June 30, 2018, unrecognized compensation costs for unvested awards were approximately $24 million, which is expected to be recognized over a weighted average period of 2.0 years. As of June 30, 2018, there were 7,062,074 shares of common stock available for future issuance.

RSUs

During the six months ended June 30, 2018, we issued 286,315 RSUs with a weighted average grant date fair value of $45.98, which generally vest in equal annual installments over three years from the date of grant.

Options

During the six months ended June 30, 2018, we issued 312,141 options with a weighted average exercise price of $46.48, which vest over three years from the date of the grant.

The weighted average grant date fair value of these options was $14.78, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

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

As of June 30, 2018, we had 385,207 options outstanding that were exercisable.

Performance Shares

During the six months ended June 30, 2018, we issued 92,578 PSUs with a weighted average grant date fair value of $42.94. The PSUs are settled at the end of a three-year performance period, with 70 percent of the PSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization. This metric is further adjusted by sales of VOIs under construction. The remaining 30 percent of the PSUs are subject to the achievement of certain VOI sales targets.  We determined that the performance conditions for these awards are probable of achievement and, as of June 30, 2018, we recognized compensation expense based on the number of PSUs we expect to vest.

Note 16: Earnings Per Share

The following table presents the calculation of our basic and diluted earnings per share (“EPS”).  The weighted average shares outstanding used to compute basic EPS and diluted EPS for the three months ended June 30, 2018 is 96,774,130 and 97,463,820, respectively, and six months ended June 30, 2018 is 97,692,558 and 98,474,971, respectively.  The weighted average shares outstanding used to compute basic EPS and diluted EPS for the three months ended June 30, 2017 was 98,959,438 and 99,529,301, respectively and for the six months ended June 30, 2017 was 98,881,494 and 99,442,829, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares outstanding in millions, except per share amounts)	2018	2017	2018	2017
Basic EPS:
Numerator:
Net Income(1)	$107	$51	$137	$101
Denominator:
Weighted average shares outstanding	97	99	98	99
Basic EPS	$1.10	$0.51	$1.40	$1.02
Diluted EPS:
Numerator:
Net Income(1)	$107	$51	$137	$101
Denominator:
Weighted average shares outstanding	97	100	98	99
Diluted EPS	$1.10	$0.51	$1.39	$1.02

(1)

Net income for the three months ended June 30, 2018 and 2017 was $106,861,230 and $50,828,907, respectively, and for the six months ended June 30, 2018 and 2017 was $137,031,259 and $101,041,522, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the three and six months ended June 30, 2018, we excluded 533,609 and 341,246 share-based compensation awards, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 17: Related Party Transactions

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

The Blackstone Group

In September 2017, Blackstone completed the sale of substantially all of our common stock and ceased to be a related party. For the three and six months ended June 30, 2017, we earned $42 million and $93 million, respectively, in commission and other fees related to a fee-for-service arrangement with Blackstone affiliates to sell VOIs on their behalf.

BRE Ace LLC

In July 2017, we acquired a 25 percent ownership interest in BRE Ace LLC, a VIE. During the three and six months ended June 30, 2018, we recorded $2 million and $1 million, respectively, in Equity in losses from unconsolidated affiliates, included in our condensed consolidated statements of operations.  Additionally, we earn commissions and other fees related to a fee-for-service agreement to sell VOIs at Elara, by Hilton Grand Vacations.  These amounts are summarized in the following table and included in our condensed consolidated statements of operations as of the date they became a related party.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Commission and other fees	$32	$—	$64	$—

Also related to the fee-for-service agreement, as of June 30, 2018, we have outstanding receivables of $33 million.

1776 Holding, LLC

On March 23, 2018, we entered into an agreement with SCG 1776, LLC to form 1776 Holding, LLC.  In conjunction with this agreement we contributed $5 million in cash for a 50 percent ownership interest in 1776 Holding LLC.  For the three and six months ended June 30, 2018, we recorded less than a million loss included in the condensed consolidated statements of operations as Equity in losses from unconsolidated affiliates. See Note 9: Investment in Unconsolidated Affiliates for additional information.

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

We do not include equity in earnings (losses) from unconsolidated affiliate in our measures of segment revenues. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Revenues:
Real estate sales and financing	$435	$323	$676	$606
Resort operations and club management(1)	98	92	196	180
Total segment revenues	533	415	872	786
Cost reimbursements	38	34	74	68
Intersegment eliminations(1)(2)	(8)	(10)	(16)	(16)
Total revenues	$563	$439	$930	$838

(1)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for discounted stays at properties resulting from marketing packages. These charges totaled $8 million and $10 million for the three months ended June 30, 2018 and 2017, respectively, and $16 million for both six months ended June 30, 2018 and 2017.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for each of the three and six months ended June 30, 2018 and 2017.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Adjusted EBITDA:
Real estate sales and financing(1)	$163	$99	$207	$182
Resort operations and club management(1)	58	52	117	103
Segment Adjusted EBITDA	221	151	324	285
General and administrative	(30)	(29)	(53)	(52)
Depreciation and amortization	(8)	(7)	(16)	(14)
License fee expense	(25)	(23)	(48)	(43)
Other gain, net	1	—	—	—
Interest expense	(8)	(7)	(15)	(14)
Income tax expense	(39)	(33)	(49)	(59)
Equity in losses from unconsolidated affiliates	(2)	—	(1)	—
Other adjustment items	(3)	(1)	(5)	(2)
Net income	$107	$51	$137	$101

(1)	Includes intersegment eliminations. Refer to our table presenting revenues by reportable segment above for additional discussion.

Note 19: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2018, we were committed to purchase approximately $464 million of inventory and land over a period of seven years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During each of the six months ended June 30, 2018 and 2017, we purchased $4 million of VOI inventory as required under our commitments. As of June 30, 2018, our remaining obligation pursuant to these arrangements was expected to be incurred as follows:

($ in millions)	Purchase Obligations
Year
2018 (remaining)	$13
2019	247
2020	23
2021	63
2022	35
Thereafter	83
Total	$464

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which possible losses are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2018, will not have a material effect on our unaudited condensed consolidated financial statements.

Note 20: Condensed Consolidating Guarantor Financial Information

The following schedules present the condensed consolidating financial information as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	June 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$120	$11	$—	$131
Restricted cash	—	—	49	23	—	72
Accounts receivable, net	—	—	138	8	(8)	138
Timeshare financing receivables, net	—	—	296	793	—	1,089
Inventory	—	—	533	11	—	544
Property and equipment, net	—	—	407	4	—	411
Investment in unconsolidated affiliates	—	—	33	—	—	33
Intangible assets, net	—	—	73	—	—	73
Other assets	—	1	66	50	—	117
Investments in subsidiaries	517	1,153	290	—	(1,960)	—
TOTAL ASSETS	$517	$1,154	$2,005	$900	$(1,968)	$2,608
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$—	$301	$6	$(8)	$299
Advanced deposits	—	—	95	—	—	95
Debt, net	—	637	—	—	—	637
Non-recourse debt, net	—	—	—	604	—	604
Deferred revenues	—	—	226	—	—	226
Deferred income tax liabilities	—	—	230	—	—	230
Total equity	517	517	1,153	290	(1,960)	517
TOTAL LIABILITIES AND EQUITY	$517	$1,154	$2,005	$900	$(1,968)	$2,608

	December 31, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$230	$16	$—	$246
Restricted cash	—	—	29	22	—	51
Accounts receivable, net	—	—	113	5	(6)	112
Timeshare financing receivables, net	—	—	457	614	—	1,071
Inventory	—	—	509	—	—	509
Property and equipment, net	—	—	232	6	—	238
Investment in unconsolidated affiliate	—	—	41	—	—	41
Intangible assets, net	—	—	72	—	—	72
Other assets	—	2	36	7	(1)	44
Investments in subsidiaries	518	999	81	—	(1,598)	—
TOTAL ASSETS	$518	$1,001	$1,800	$670	$(1,605)	$2,384
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$1	$338	$7	$(7)	$339
Advanced deposits	—	—	104	—	—	104
Debt, net	—	482	—	—	—	482
Non-recourse debt, net	—	—	—	583	—	583
Deferred revenues	—	—	109	—	—	109
Deferred income tax liabilities	—	—	250	(1)	—	249
Total equity	518	518	999	81	(1,598)	518
TOTAL LIABILITIES AND EQUITY	$518	$1,001	$1,800	$670	$(1,605)	$2,384

	For the Three Months Ended June 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$248	$2	$—	$250
Sales, marketing, license and other fees	—	—	147	1	(2)	146
Financing	—	—	17	23	(1)	39
Resort and club management	—	—	37	—	—	37
Rental and ancillary service	—	—	53	—	—	53
Cost reimbursements	—	—	37	1	—	38
Total revenues	—	—	539	27	(3)	563
Expenses
Cost of VOI sales	—	—	61	—	—	61
Sales and marketing	—	—	193	2	(2)	193
Financing	—	—	5	8	(1)	12
Resort and club management	—	—	11	—	—	11
Rental and ancillary service	—	—	30	—	—	30
General and administrative	—	—	30	—	—	30
Depreciation and amortization	—	—	8	—	—	8
License fee expense	—	—	25	—	—	25
Cost reimbursements	—	—	37	1	—	38
Total operating expenses	—	—	400	11	(3)	408
Interest expense	—	(8)	—	—	—	(8)
Equity in losses from unconsolidated affiliates	—	—	(2)	—	—	(2)
Other gain, net	—	—	1	—	—	1
Income (loss) before income taxes	—	(8)	138	16	—	146
Income tax expense	—	—	(39)	—	—	(39)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(8)	99	16	—	107
Equity in earnings from subsidiaries	107	115	16	—	(238)	—
Net income	$107	$107	$115	$16	$(238)	$107

	For the Three Months Ended June 30, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$140	$3	$—	$143
Sales, marketing, license and other fees	—	—	140	2	2	144
Financing	—	—	16	21	(1)	36
Resort and club management	—	—	35	—	—	35
Rental and ancillary service	—	—	46	1	—	47
Cost reimbursements	—	—	32	2	—	34
Total revenues	—	—	409	29	1	439
Expenses
Cost of VOI sales	—	—	33	1	—	34
Sales and marketing	—	—	164	3	2	169
Financing	—	—	4	8	(1)	11
Resort and club management	—	—	9	1	—	10
Rental and ancillary service	—	—	30	1	—	31
General and administrative	—	—	26	3	—	29
Depreciation and amortization	—	—	7	—	—	7
License fee expense	—	—	23	—	—	23
Cost reimbursements	—	—	32	2	—	34
Total operating expenses	—	—	328	19	1	348
Interest expense	—	(7)	—	—	—	(7)
Income (loss) before income taxes	—	(7)	81	10	—	84
Income tax expense	—	—	(37)	4	—	(33)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(7)	44	14	—	51
Equity in earnings from subsidiaries	51	58	14	—	(123)	—
Net income	$51	$51	$58	$14	$(123)	$51

	For the Six Months Ended June 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$325	$3	$—	$328
Sales, marketing, license and other fees	—	—	273	2	(4)	271
Financing	—	—	37	42	(2)	77
Resort and club management	—	—	76	—	—	76
Rental and ancillary service	—	—	103	1	—	104
Cost reimbursements	—	—	72	2	—	74
Total revenues	—	—	886	50	(6)	930
Expenses
Cost of VOI sales	—	—	80	—	—	80
Sales and marketing	—	—	354	4	(4)	354
Financing	—	—	10	15	(2)	23
Resort and club management	—	—	22	—	—	22
Rental and ancillary service	—	—	57	1	—	58
General and administrative	—	—	53	—	—	53
Depreciation and amortization	—	—	16	—	—	16
License fee expense	—	—	48	—	—	48
Cost reimbursements	—	—	72	2	—	74
Total operating expenses	—	—	712	22	(6)	728
Interest expense	—	(15)	—	—	—	(15)
Equity in losses from unconsolidated affiliates	—	—	(1)	—	—	(1)
Income (loss) before income taxes	—	(15)	173	28	—	186
Income tax expense	—	—	(49)	—	—	(49)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(15)	124	28	—	137
Equity in earnings from subsidiaries	137	152	28	—	(317)	—
Net income	$137	$137	$152	$28	$(317)	$137

	For the Six Months Ended June 30, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$243	$18	$—	$261
Sales, marketing, license and other fees	—	—	274	2	(2)	274
Financing	—	—	31	43	(3)	71
Resort and club management	—	—	69	2	—	71
Rental and ancillary service	—	—	92	1	—	93
Cost reimbursements	—	—	65	3	—	68
Total revenues	—	—	774	69	(5)	838
Expenses
Cost of VOI sales	—	—	65	2	—	67
Sales and marketing	—	—	315	8	(2)	321
Financing	—	—	9	15	(3)	21
Resort and club management	—	—	18	2	—	20
Rental and ancillary service	—	—	57	1	—	58
General and administrative	—	—	49	3	—	52
Depreciation and amortization	—	—	14	—	—	14
License fee expense	—	—	43	—	—	43
Cost reimbursements	—	—	65	3	—	68
Total operating expenses	—	—	635	34	(5)	664
Interest expense	—	(14)	—	—	—	(14)
Income (loss) before income taxes	—	(14)	139	35	—	160
Income tax expense	—	—	(59)	—	—	(59)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(14)	80	35	—	101
Equity in earnings from subsidiaries	101	115	35	—	(251)	—
Net income	$101	$101	$115	$35	$(251)	$101

	For the Six Months Ended June 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash (used in) provided by operating activities	$—	$(14)	$42	$(205)	$43	$(134)
Investing Activities
Capital expenditures for property and equipment	—	—	(18)	(2)	—	(20)
Software capitalization costs	—	—	(9)	—	—	(9)
Return of investment from unconsolidated affiliates	—	—	11	—	—	11
Investment in unconsolidated affiliate	—	—	(5)	—	—	(5)
Net cash used in investing activities	—	—	(21)	(2)	—	(23)
Financing Activities
Issuance of debt	—	160	—	—	—	160
Issuance of non-recourse debt	—	—	—	100	—	100
Repurchase and retirement of common stock	—	(112)	—	—	—	(112)
Repayment of non-recourse debt	—	—	—	(80)	—	(80)
Repayment of debt	—	(5)	—	—	—	(5)
Debt issuance costs	—	—	—	(2)	—	(2)
Payment of withholding taxes on vesting of restricted stock units	—	(1)	—	—	—	(1)
Capital contribution	—	3	—	—	—	3
Intercompany transfers	—	(31)	(111)	185	(43)	—
Net cash provided by (used in) financing activities	—	14	(111)	203	(43)	63
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	(90)	(4)	—	(94)
Cash, cash equivalents and restricted cash, beginning of period	—	—	259	38	—	297
Cash, cash equivalents and restricted cash, end of period	$—	$—	$169	$34	$—	$203

	For the Six Months Ended June 30, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by operating activities	$—	$1	$98	$139	$(61)	$177
Investing Activities
Capital expenditures for property and equipment	—	—	(15)	—	—	(15)
Software capitalization costs	—	—	(6)	—	—	(6)
Net cash used in investing activities	—	—	(21)	—	—	(21)
Financing Activities
Issuance of non-recourse debt	—	—	—	350	—	350
Repayment of non-recourse debt	—	—	—	(395)	—	(395)
Repayment of debt	—	(5)	—	—	—	(5)
Debt issuance costs	—	—	—	(5)	—	(5)
Proceeds from stock option exercises	—	—	1	—	—	1
Intercompany transfers	—	4	10	(75)	61	—
Net cash (used in) provided by financing activities	—	(1)	11	(125)	61	(54)
Net increase in cash, cash equivalents and restricted cash	—	—	88	14	—	102
Cash, cash equivalents and restricted cash, beginning of period	—	—	128	23	—	151
Cash, cash equivalents and restricted cash, end of period	$—	$—	$216	$37	$—	$253

Note 21: Subsequent Events

In July 2018, we executed a sale and purchase agreement to acquire a portion of an operating hotel for future conversion to timeshare inventory for $50 million.  In connection with the executed sale and purchase agreement, we made an initial deposit of $2 million.

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

You should not put undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q. The risk factors discussed in our filings with the Securities and Exchange Commission, including “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, “Part II-Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and those described from time to time in our future reports could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. We undertake no obligation to publicly update or review any forward-looking statement or information to conform to actual results, whether as a result of new information, future developments, changes in the Company’s expectations, or otherwise, except as required by law.

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

Overview

Our Business

We are a rapidly growing timeshare company that markets and sells VOIs, manages resorts in top leisure and urban destinations, and operates a points-based vacation club. During the six months ended June 30, 2018, through new developments and asset acquisition, we added two new resorts in New York and one resort in Odawara, Japan, representing 265 units. As of June 30, 2018, we have 51 resorts, representing 8,367 units, which are located in iconic vacation destinations such as the Hawaiian Islands, New York City, Orlando and Las Vegas, and feature spacious, condominium-style accommodations with superior amenities and quality service. As of June 30, 2018, we have approximately 298,000 Hilton Grand Vacations Club (the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 14 industry-leading brands across more than 5,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

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

For the six months ended June 30, 2018, sales from fee-for-service, just-in-time and developed inventory sources were 53 percent, 26 percent and 21 percent, respectively, of contract sales. See “—Real Estate Sales Metrics” for additional discussion of contract sales. Based on our trailing twelve months sales pace, we have access to approximately six years of future inventory, with capital efficient arrangements representing approximately 77 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

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

	Six Months Ended June 30,
	2018	2017
Weighted average FICO score	749	745

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

Recent Events

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (commonly referred to as Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”)). We adopted ASC 606 using the modified retrospective method in which the cumulative effect of applying the new standard has been recognized at the date of initial application with an adjustment to our opening balance of retained earnings. This approach applies to all contracts as of January 1, 2018. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our unaudited condensed consolidated financial statements for additional information.

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

In June 2018, we acquired an operating hotel in New York City, New York for $176 million for future conversion to timeshare inventory. The transaction was accounted for as an asset acquisition with all of the purchase price allocated to Land, Building and leasehold improvements and Furniture and equipment.

During the three months ended June 30, 2018, we borrowed $160 million under our revolving credit facility and $100 million under our timeshare facility.  See Note 12: Debt and Non-recourse debt in our unaudited condensed consolidated financial statements for additional information.

In May 2018, Kilauea volcano erupted on the southern end of the Big Island of Hawaii forcing two thousand residents to evacuate.  Our three Waikoloa resorts are on the Big Island’s western coast, approximately 100 miles from Kilauea volcano. The eruption has not had a material impact on our operations.

Results of Operations

We adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The reported results for the three and six months ended June 30, 2018 reflects the application of ASC 606 while the reported results for the three and six months ended June 30, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”) and ASC 978-605, Real Estate – Time-Sharing Activities, Revenue Recognition, which is also referred to herein as the “previous accounting guidance.”

The following table shows the impact that ASC 606 would have had to our quarterly and annual 2017 operating results, EBITDA and Adjusted EBITDA if we had adopted ASC 606 utilizing the full retrospective method of adoption. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies and Note 3: Revenue from Contracts with Customers in our unaudited condensed consolidated financial statements for additional information.

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

Supplemental Information Regarding the Adoption of ASC 606

The following tables provide supplemental information for project(s) under construction or completed for the periods presented under the previous accounting guidance:

	2018
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales of VOIs	$59	$(87)	$—	$—	$(28)
Cost of VOI sales	(18)	20	—	—	2
Sales, marketing, general and administrative expense	(8)	11	—	—	3

During the first quarter of 2018, we deferred revenue and related direct expenses from the sales of VOIs for two projects under construction until construction is completed.  During the second quarter of 2018, we recognized revenue and related direct expenses for a completed project, partially offset by the deferred revenue and related direct expenses from the sales of VOIs for one project under construction.

	2017
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales of VOIs	$9	$13	$11	$17	$50
Cost of VOI sales	(5)	(3)	(3)	(5)	(16)
Sales, marketing, general and administrative expense	(1)	(2)	(2)	(2)	(7)

In all quarters presented for 2017, we deferred revenue and related direct expenses from sales of VOIs for one project under construction.

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 18: Business Segments in our unaudited condensed consolidated financial statements. We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses it to manage our business and material limitations on its usefulness, refer to “—Key Business and Financial Metrics and Terms Used by Management—EBITDA and Adjusted EBITDA.” The following tables set forth revenues and Adjusted EBITDA by segment:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Revenues:
Real estate sales and financing	$435	$323	$112	34.7%	$676	$606	$70	11.6%
Resort operations and club management	98	92	6	6.5	196	180	16	8.9
Segment revenues	533	415	118	28.4	872	786	86	10.9
Cost reimbursements	38	34	4	11.8	74	68	6	8.8
Intersegment eliminations(1)	(8)	(10)	2	(20.0)	(16)	(16)	—	—
Total revenues	$563	$439	$124	28.2	$930	$838	$92	11.0

(1)	Refer to Note 18: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Net Income	$107	$51	$56	NM(1)	$137	$101	$36	35.6%
Interest expense	8	7	1	14.3%	15	14	1	7.1
Income tax expense	39	33	6	18.2	49	59	(10)	(16.9)
Depreciation and amortization	8	7	1	14.3	16	14	2	14.3
Interest expense, depreciation and amortization included in equity in losses from unconsolidated affiliates	1	—	1	NM(1)	2	—	2	NM(1)
EBITDA	163	98	65	66.3	219	188	31	16.5
Other gain, net	(1)	—	(1)	NM(1)	—	—	—	—
Share-based compensation expense	5	5	—	—	8	8	—	—
Other adjustment items(2)	8	3	5	NM(1)	10	4	6	NM(1)
Adjusted EBITDA	$175	$106	$69	65.1	$237	$200	$37	18.5

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)

Includes costs associated with the spin-off transaction of $5 million and $2 million for the three months ended June 30, 2018 and 2017, respectively, and $7 million and $3 million for the six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$163	$99	$64	64.6%	$207	$182	$25	13.7%
Resort operations and club management(1)	58	52	6	11.5	117	103	14	13.6
Segment Adjusted EBITDA	221	151	70	46.4	324	285	39	13.7
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	(1)	—	(1)	NM(1)	1	—	1	NM(1)
License fee expense	(25)	(23)	(2)	8.7	(48)	(43)	(5)	11.6
General and administrative(2)	(20)	(22)	2	(9.1)	(40)	(42)	2	(4.8)
Adjusted EBITDA	$175	$106	$69	65.1	$237	$200	$37	18.5

(1)	Includes intersegment eliminations and other adjustments.
(2)	Excludes share-based compensation and other adjustment items.

Real Estate Sales and Financing

Real estate sales and financing segment revenues increased for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to (i) a $119 million increase in sales revenue and (ii) a $3 million increase in financing revenue, partially offset by a decrease of $10 million in marketing revenue.  The increase in sales revenue consists of (i) a $132 million increase related to revenue recognized from the completion of a timeshare resort under construction, partially offset by an increase in sales from a project under construction which are deferred until construction is completed and (ii) a $12 million increase in commission and brand fees due to higher fee-for-service sales primarily related to a new resort in South Carolina. The increase in financing revenue was primarily due to an increase in interest income from higher outstanding timeshare financing receivables balances.  The decrease in marketing revenue was due to a $10 million one-time benefit recognized in the second quarter of 2017 related to a reduction of expected redemptions of expired discounted vacation packages.  Real estate sales and financing segment Adjusted EBTIDA increased by $64 million for the three months ended June 30, 2018, compared to same period in 2017, primarily due to the increase in revenues associated with the segment discussed above, partially offset by (i) a $25 million increase in sales and marketing and financing expenses and $27 million increase in cost of VOI sales. See Note 2: Basis of Presentation and Summary of

Significant Accounting Policies and Note 3: Revenues from Contracts with Customers in our unaudited condensed consolidated financial statements for additional information.

Real estate sales and financing segment revenues increased for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to (i) a $79 million increase in sales revenue and (ii) a $6 million increase in financing revenue, partially offset by a decrease of $15 million in marketing revenue.  The increase in sales revenue consists of i) a $123 million increase related to revenue recognized from the completion of a timeshare resort under construction, partially offset by an increase in sales from a project under construction which are deferred until construction is completed and (ii) a $12 million increase in commission and brand fees due to higher fee-for-service sales primarily related to a new resort in South Carolina. The increase in financing revenue was primarily due to an increase in interest income from higher outstanding timeshare financing receivables balances. The decrease in marketing revenue was primarily due to a $10 million one-time benefit recognized in the second quarter of 2017 related to a reduction of expected redemptions of expired discounted vacation packages.  Real estate sales and financing segment Adjusted EBTIDA increased by $25 million for the six months ended June 30, 2018, compared to same period in 2017, primarily due to the increase in revenues associated with the segment discussed above, partially offset by (i) a $35 million increase in sales and marketing and financing expenses and (ii) a $13 million increase in costs of VOI sales. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies and Note 3: Revenues from Contracts with Customers in our unaudited condensed consolidated financial statements for additional information.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues increased for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to (i) an increase of $2 million in resort and club management revenues from the launch of new properties subsequent to the second quarter of 2017 as well as an increase in Club members and (ii) an increase of $6 million in rental and ancillary services revenues as a result of higher transient room and club inventory rentals at our developed and fee-for-service properties.  Resort operations and club management segment Adjusted EBITDA increased for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to the increases in revenues associated with the segment.

Resort operations and club management segment revenues increased for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to (i) an increase of $5 million in resort and club management revenues from the launch of new properties subsequent to the second quarter of 2017 as well as an increase in Club members and (ii) an increase of $11 million in rental and ancillary services revenues as a result of higher transient room and club inventory rentals at our developed and fee-for-service properties.  Resort operations and club management segment Adjusted EBITDA increased for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to the increases in revenues associated with the segment, partially offset by an increase of $2 million in segment expenses.  Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions, except Tour flow and VPG)	2018	2017	$	%	2018	2017	$	%
Sales of VOIs, net	$250	$143	$107	74.8%	$328	$261	$67	25.7%
Adjustments:
Fee-for-service sales(1)	193	166	27	16.3	363	339	24	7.1
Loan loss provision	18	15	3	20.0	30	26	4	15.4
Reportability and other(2)	(104)	(1)	(103)	NM(1)	(35)	(16)	(19)	NM(1)
Contract sales	$357	$323	$34	10.5	$686	$610	$76	12.5
Tour flow	94,269	87,114	7,155	8.2	171,969	159,519	12,450	7.8
VPG	$3,597	$3,503	$94	2.7	$3,778	$3,609	$169	4.7

(1)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.

(2)

Includes adjustments for revenue recognition, including deferrals related to sales of VOIs under construction and rescission, sales incentives, as well as adjustments related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

Contract sales increased for the three and six months ended June 30, 2018, compared to the same period in 2017, primarily due to an increase in tour flow which correlates to the increase in marketing expense. VPG increased due to a 0.7 percent and 1.1 percent increase in average transaction price for the three and six months ended June 30, 2018, respectively.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Sales of VOIs, net	$250	$143	$107	74.8%	$328	$261	$67	25.7%
Sales, marketing, brand and other fees	146	144	2	1.4	271	274	(3)	(1.1)
Less:
Marketing revenue and other fees	33	43	(10)	(23.3)	60	75	(15)	(20.0)
Sales revenue	363	244	119	48.8	539	460	79	17.2
Less:
Cost of VOI sales	61	34	27	79.4	80	67	13	19.4
Sales and marketing expense, net(1)	152	120	32	26.7	278	231	47	20.3
Real estate margin	$150	$90	$60	66.7	$181	$162	$19	11.7
Real estate margin percentage	41.3%	36.9%			33.6%	35.2%

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

Sales revenue increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily as a result of (i) a $132 million and $123 million, respectively, increase related to revenue recognized from the completion of a timeshare resort under construction, partially offset by an increase in sales from a project under construction which are deferred until construction is completed and (ii) a $12 million increase in commission and brand fees for both three and six months ended June 30, 2018, due to higher fee-for-service sales primarily related to a new resort in South Carolina.  Cost of VOI sales and Sales and marketing expense, net, increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily as a result of (i) higher expenses as a result of the completion of a resort which was previously deferred and (ii) a $10 million reduction of  marketing revenue for both three and six months ended June 30, 2018 due to a one-time benefit recognized in the second quarter of 2017 related to a reduction of expected redemptions of expired discounted vacation packages.

The increase in real estate margin and margin percentage for the three months ended June 30, 2018, as well as real estate margin for the six months ended June 30, 2018, compared to the same periods in 2017, primarily due to the aforementioned increases in sales revenue, partially offset by the increase in Cost of VOI sales and Sales and marketing expense from the completion of a resort in New York.  The decrease in real estate margin percentage for the six months ended June 30, 2018, compared to the same period in 2017, is primarily due to an increase in sales and marketing expense, net as well as Costs of VOI sales. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies and Note 3: Revenues from Contracts with Customers in our unaudited condensed consolidated financial statements for additional information.

Financing

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Interest income	$34	$32	$2	6.3%	$68	$64	$4	6.3%
Other financing revenue	5	4	1	25.0	9	7	2	28.6
Financing revenue	39	36	3	8.3	77	71	6	8.5
Consumer financing interest expense	6	6	—	—	10	10	—	—
Other financing expense	6	5	1	20.0	13	11	2	18.2
Financing expense	12	11	1	9.1	23	21	2	9.5
Financing margin	$27	$25	$2	8.0	$54	$50	$4	8.0
Financing margin percentage	69.2%	69.4%			70.1%	70.4%

Financing revenue increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to an increase of $2 million and $4 million, respectively, in interest income resulting from a higher average outstanding timeshare financing receivables balance during the three and six months ended June 30, 2018. Financing margin increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to the aforementioned revenue increase, partially offset by increase in segment expense.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Club management revenue	$23	$20	$3	15.0%	$46	$41	$5	12.2%
Resort management revenue	14	15	(1)	(6.7)	30	30	—	—
Resort and club management revenues	37	35	2	5.7	76	71	5	7.0
Club management expense	7	6	1	16.7	13	11	2	18.2
Resort management expense	4	4	—	—	9	9	—	—
Resort and club management expenses	11	10	1	10.0	22	20	2	10.0
Resort and club management margin	$26	$25	$1	4.0	$54	$51	$3	5.9
Resort and club management margin percentage	70.3%	71.4%			71.1%	71.8%

Resort and club management revenues increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to (i) a trailing twelve months increase of approximately 20,000 in Club members and higher rates pertaining to annual dues and transaction fees and (ii) an increase in resort management revenue from the launch of new properties subsequent to the second quarter of 2017.

Resort and club management margin increased for the three months and six months ended June 30, 2018, compared to the same periods in 2017, due to the aforementioned increases in segment revenues, partially offset by a $1 million and $2 million, respectively, increase in segment expenses due to increase in costs for servicing additional Club members and properties.  Resort and club management margin percentage decreased for the three and six months ended June 30, 2018, compared to the same periods in 2017 primarily due to increase in aforementioned segment expenses.

Rental and Ancillary Services

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Rental revenues	$46	$40	$6	15.0%	$91	$81	$10	12.3%
Ancillary services revenues	7	7	—	—	13	12	1	8.3
Rental and ancillary services revenues	53	47	6	12.8	104	93	11	11.8
Rental expenses	25	25	—	—	48	48	—	—
Ancillary services expense	5	6	(1)	(16.7)	10	10	—	—
Rental and ancillary services expenses	30	31	(1)	(3.2)	58	58	—	—
Rental and ancillary services margin	$23	$16	$7	43.8	$46	$35	$11	31.4
Rental and ancillary services margin percentage	43.4%	34.0%			44.2%	37.6%

Rental and ancillary services revenues increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to an increase of $6 million and $10 million, respectively, in rental revenues as a result of higher transient room and club inventory rentals at our developed and fee-for-service properties.

Rental and ancillary services margin and margin percentage increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, due to the aforementioned increases in segment revenues.

Other Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
General and administrative	$30	$29	$1	3.4%	$53	$52	$1	1.9%
Depreciation and amortization	8	7	1	14.3	16	14	2	14.3
License fee expense	25	23	2	8.7	48	43	5	11.6

Other operating expenses increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to higher license fee expense as a result of increases in revenues subject to license fees and higher depreciation and amortization due to additional software placed into service.

Non-Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Interest expense	$8	$7	$1	14.3%	$15	$14	$1	7.1%
Equity in losses from unconsolidated affiliates	2	—	2	NM(1)	1	—	1	NM(1)
Other gain, net	(1)	—	(1)	NM(1)	—	—	—	—
Income tax expense	39	33	6	18.2	49	59	(10)	(16.9)

(1)	Fluctuation in terms of percentage change is not meaningful.

Equity in losses from unconsolidated affiliates relates primarily to our 25 percent interest in BRE Ace LLC. See Note 9: Investment in unconsolidated affiliate in our Annual Report on Form 10-K for the year ended December 31, 2017 in our unaudited condensed consolidated financial statements for additional information.

Income tax expense increased for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to a large increase in pre-tax book income offset by a reduction in the corporate income tax rate as a result of the Tax Cut and Jobs Act enacted on December 22, 2017.  The decrease in income tax expense for the six months ended June 30, 2018, compared to the same period in 2017, is primarily due to a decrease in the corporate income tax rate as a result of the Tax Cut and Jobs Act that enacted on December 22, 2017.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had total cash and cash equivalents of $203 million, including $72 million of restricted cash. The restricted cash balance relates to escrowed cash from our sales of our VOIs and reserves related to our non-recourse debt. See Note 12: Debt and Non-Recourse Debt in our unaudited condensed consolidated financial statements for additional information.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including payroll and related benefits, legal costs, operating costs associated with the operation of our resorts and sales centers, interest and scheduled principal payments on our outstanding indebtedness and capital expenditures for renovations and maintenance at our offices and sales centers. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, purchase commitments (near and long-term) and costs associated with potential acquisitions and development projects.

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

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,		Variance
($ in millions)	2018	2017	$	%
Net cash provided by (used in):
Operating activities	$(134)	$177	$(311)	NM(1)
Investing activities	(23)	(21)	(2)	9.5%
Financing activities	63	(54)	117	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

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

Net cash flows provided by operating activities decreased by $311 million during the six months ended June 30, 2018, compared to the same period in 2017, primarily due to (i) a purchase of an operating hotel for future conversion to inventory of $176 million made in June 2018, (ii) a deposit payment of $41 million related to an inventory purchase commitment, (iii) a federal tax payment of $63 million made in January 2018 that was deferred from 2017 pursuant to a tax relief program for regions impacted by Hurricane Irma (iv) an increase in inventory spending and (v) a license fee payment pertaining to the fourth quarter of 2017.

The following table exhibits our VOI inventory spending for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
($ in millions)	2018	2017
VOI spending - owned properties	$49	$18
VOI spending - fee-for-service upgrades	13	28
Property for future conversion into inventory	176	—
Total VOI inventory spending	$238	$46

Investing Activities

The following table summarizes our net cash used in investing activities:

	Six Months Ended June 30,		Variance
($ in millions)	2018	2017	$	%
Capital expenditures for property and equipment	$(20)	$(15)	$(5)	33.3%
Software capitalization costs	(9)	(6)	(3)	50.0
Return of investment from unconsolidated affiliates	11	—	11	NM(1)
Investment in unconsolidated affiliates	(5)	—	(5)	NM(1)
Net cash used in investing activities	$(23)	$(21)	$(2)	9.5

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in net cash used in investing activities for the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to (i) higher capital expenditures for property, equipment and software and (ii) a $5 million investment in SCG 1776 LLC, partially offset by an $11 million distribution received from our 25 percent interest in BRE Ace LLC.  See Recent Events for additional information.

Our capital expenditures include spending related to technology, buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

Financing Activities

The following table summarizes our net cash used in financing activities:

	Six Months Ended June 30,		Variance
($ in millions)	2018	2017	$	%
Issuance of debt	$160	$—	$160	NM(1)
Issuance of non-recourse debt	100	350	(250)	(71.4)%
Repurchase and retirement of common stock	(112)	—	(112)	NM(1)
Repayment of non-recourse debt	(80)	(395)	315	(79.7)
Repayment of debt	(5)	(5)	—	—
Debt issuance costs	(2)	(5)	3	(60.0)
Proceeds from stock option exercises	—	1	(1)	(100.0)
Payment of withholding taxes on vesting of restricted stock units	(1)	—	(1)	NM(1)
Capital contribution	3	—	3	NM(1)
Net cash provided by (used in) financing activities	$63	$(54)	$117	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in net cash used in financing activities for the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to (i) the repurchase of 2,500,000 shares of our common stock from HNA (see Recent Events for additional information), (ii) a $260 million additional borrowing under the revolving credit agreement and timeshare facility and (iii) an $80 million repayment of our non-recourse debt.  During the six months ended June 30, 2017, we issued $350 million in non-recourse securitized debt and used the proceeds to pay down a portion of our timeshare facility and $395 million repayment of our non-recourse debt.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2018:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(1)	$813	$43	$85	$359	$326
Non-recourse debt(1)	647	133	194	283	37
Purchase commitments	464	82	264	83	35
Total contractual obligations	$1,924	$258	$543	$725	$398

(1)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 2.09 percent as of June 30, 2018.

As of June 30, 2018, our contractual obligations relating to our operating leases has not materially changed from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of June 30, 2018 consisted of $464 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under the Hilton Grand Vacations brand. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 19: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Subsequent Events

In July 2018, we executed a sale and purchase agreement to acquire a portion of an operating hotel for future conversion to timeshare inventory for $50 million.  In connection with the executed sale and purchase agreement, we made an initial deposit of $2 million.

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

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt, comprised of the term loans, revolver and our timeshare facility, of which the timeshare facility is without recourse to us. The interest rate is based on one-month LIBOR and we are most vulnerable to changes in this rate.

We intend to securitize timeshare financing receivables in the asset-backed financing market periodically. We expect to secure fixed-rate funding to match our fixed-rate timeshare financing receivables. However, if we have variable-rate debt in the future, we will monitor the interest rate risk and evaluate opportunities to mitigate such risk through the use of derivative instruments.

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

The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of June 30, 2018, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2018	2019	2020	2021	2022	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	11.939%	$33	$65	$63	$58	$51	$118	$388	$413
Fixed-rate unsecuritized timeshare financing receivables	12.321%	48	70	77	83	90	490	858	890
Liabilities:(3)
Fixed-rate debt	4.071%	63	122	89	33	26	346	679	677
Variable-rate debt(4)	3.881%	5	10	10	549	—	—	574	577

(1)	Weighted-average interest rate as of June 30, 2018.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Variable-rate debt includes principal outstanding debt of $345 million and non-recourse debt of $229 million as of June 30, 2018. See Note 12: Debt & Non-recourse Debt in our unaudited condensed consolidated financial statements for additional information.

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

Changes in Internal Control Over Financial Reporting

In conjunction with our separation from Hilton, during the second quarter of 2018, we implemented a suite of Oracle cloud based information systems including Enterprise Resource Planning, Enterprise Performance Management, and Human Capital Management (collectively, “Oracle Cloud”).  Oracle Cloud allows us to benefit from its enhanced security features and seamless data integration. Concurrent with the transition to the cloud platform, we are updating our internal control over financial reporting, as necessary, which will require testing for effectiveness during the third and fourth quarters of 2018.  We do not believe this implementation will have an adverse effect on our internal control over financial reporting.

There were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2018 will not have a material effect on our unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors

Set forth below are the material changes to the risk factors discussed in Item 1A of Part 1 of the Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and in Item 1A of Part 1 of the Annual Report on Form 10-K for the year ended December 31, 2017, which could materially and adversely affect our business, financial condition, results of operations and stock price. The risks described below and in the Annual Report on Form 10-K are not the only risks facing HGV. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on our business, financial condition, results of operations and stock price.

The European Union’s new data protection regulations could have a material adverse effect on the Company’s business, results of operations and financial condition.

The recently enacted EU General Data Protection Regulation (the “GDPR”) imposes significant obligations to businesses that sell products or services to EU customers or otherwise control or process personal data of EU residents. Complying with the GDPR could increase our compliance cost, or adversely impact the marketing of our products and services to customers in the EU and our overall business. In addition, the GDPR imposes fines and penalties for noncompliance, including fines of up to 4 percent of annual worldwide revenue.  If we fail to comply with the requirements of the GDPR, we could face significant administrative and monetary sanctions, which could materially adversely impact our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.Exhibits

Exhibit No.	Description

10.1

Form of Nonqualified Stock Option Agreement for Mark Wang (incorporated by reference to Exhibit 10.2 to Hilton Grand Vacations Inc.’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).*

10.2

Form of Restricted Stock Unit Agreement for Mark Wang  (incorporated by reference to Exhibit 10.3 to Hilton Grand Vacations Inc.’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).*

10.3

Form of Performance and Service Based Restricted Stock Unit Agreement for Mark Wang  (incorporated by reference to Exhibit 10.4 to Hilton Grand Vacations Inc.’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).*

10.4

Omnibus Amendment No. 9 to Receivables Loan Agreement, Amendment No. 4 to Sale And Contribution Agreement effective as of May 14, 2018 by and among Hilton Grand Vacations Trust I LLC, as borrower, Hilton Resorts Corporation, as seller, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, and Deutsche Bank Securities, Inc., as administrative agent. **

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 3 of this Form 10-Q

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of August, 2018.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ James E. Mikolaichik
Name:	James E. Mikolaichik
Title:	Executive Vice President and Chief Financial Officer