Form 10-Q
period 2018-09-30
Hilton Grand Vacations Inc.
filed 2018-11-01
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 26, 2018 was 96,911,130.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$145	$246
Restricted cash	67	51
Accounts receivable, net of allowance for doubtful accounts of $12 and $9	151	112
Timeshare financing receivables, net	1,103	1,071
Inventory	582	509
Property and equipment, net	538	238
Investment in unconsolidated affiliates	33	41
Intangible assets, net	73	72
Other assets	121	44
TOTAL ASSETS (variable interest entities - $691 and $471)	$2,813	$2,384
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$337	$339
Advanced deposits	100	104
Debt, net	530	482
Non-recourse debt, net	806	583
Deferred revenues	263	109
Deferred income tax liabilities	215	249
Total liabilities (variable interest entities - $688 and $455)	2,251	1,866
Commitments and contingencies - see Note 19
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 96,906,759 issued and outstanding as of September 30, 2018 and 99,136,304 issued and outstanding as of December 31, 2017	1	1
Additional paid-in capital	174	162
Accumulated retained earnings	387	355
Total equity	562	518
TOTAL LIABILITIES AND EQUITY	$2,813	$2,384

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Sales of VOIs, net	$99	$145	$427	$406
Sales, marketing, brand and other fees	152	127	423	401
Financing	40	38	117	109
Resort and club management	40	37	116	108
Rental and ancillary services	60	45	164	138
Cost reimbursements	36	34	110	102
Total revenues	427	426	1,357	1,264
Expenses
Cost of VOI sales	29	40	109	107
Sales and marketing	174	171	528	492
Financing	12	11	35	32
Resort and club management	11	12	33	32
Rental and ancillary services	37	30	95	88
General and administrative	31	23	84	75
Depreciation and amortization	9	7	25	21
License fee expense	25	22	73	65
Cost reimbursements	36	34	110	102
Total operating expenses	364	350	1,092	1,014
Gain on foreign currency transactions	—	1	—	1
Interest expense	(7)	(7)	(22)	(21)
Equity in earnings from unconsolidated affiliates	1	1	—	1
Other loss	(1)	—	(1)	—
Income before income taxes	56	71	242	231
Income tax expense	(15)	(28)	(64)	(87)
Net income	$41	$43	$178	$144
Earnings per share:
Basic	$0.42	$0.43	$1.82	$1.45
Diluted	$0.42	$0.43	$1.81	$1.44

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$178	$144
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25	21
Amortization of deferred financing costs and other	4	4
Provision for loan losses	50	45
Gain on foreign currency transactions	—	(1)
Other loss	1	—
Share-based compensation	13	13
Deferred tax benefits	(21)	(5)
Equity in earnings from unconsolidated affiliates	—	(1)
Distributions received from unconsolidated affiliates	2	—
Net changes in assets and liabilities:
Accounts receivable, net	(39)	19
Timeshare financing receivables, net	(83)	(75)
Inventory	(15)	38
Purchases of real estate for future conversion to inventory	(299)	—
Other assets	(61)	(11)
Accounts payable, accrued expenses and other	(15)	96
Advanced deposits	13	(1)
Deferred revenues	42	13
Net cash (used in) provided by operating activities	(205)	299
Investing Activities
Capital expenditures for property and equipment	(29)	(25)
Software capitalization costs	(12)	(12)
Return of investment from unconsolidated affiliates	11	—
Investment in unconsolidated affiliates	(5)	(40)
Net cash used in investing activities	(35)	(77)
Financing Activities
Issuance of debt	215	—
Issuance of non-recourse debt	663	350
Repurchase and retirement of common stock	(112)	—
Repayment of debt	(168)	(7)
Repayment of non-recourse debt	(436)	(428)
Debt issuance costs	(6)	(5)
Proceeds from stock options exercises	—	1
Payment of withholding taxes on vesting of restricted stock units	(4)	—
Capital contribution	3	—
Net cash provided by (used in) financing activities	155	(89)
Net (decrease) increase in cash, cash equivalents and restricted cash	(85)	133
Cash, cash equivalents and restricted cash, beginning of period	297	151
Cash, cash equivalents and restricted cash, end of period	$212	$284

Supplemental disclosure of non-cash operating activities:
Cumulative effect of adoption of new accounting standards	$38	$—

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2017	99	$1	$162	$355	$518
Net income	—	—	—	178	178
Activity related to share-based compensation	—	—	9	—	9
Repurchase and retirement of common stock	(2)	—	(3)	(109)	(112)
Revenue recognition cumulative-effect adjustment	—	—	—	(38)	(38)
Capital contribution	—	—	3	—	3
Other	—	—	3	1	4
Balance as of September 30, 2018	97	$1	$174	$387	$562

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; operating resorts; financing and servicing loans provided to consumers for their timeshare purchases; and managing our points-based Hilton Grand Vacations Club exchange program (the “Club”). As of September 30, 2018, we had 51 properties, comprised of 8,367 units, located in the United States (“U.S.”), Japan and Europe.

Our Spin-off from Hilton Worldwide Holdings Inc.

On January 3, 2017, the previously announced spin-off of Hilton Grand Vacations from Hilton Worldwide Holdings Inc. (“Hilton”) was completed. As a result of the spin-off, we became an independent public company, and our common stock is listed on the New York Stock Exchange under the symbol “HGV.”  Following the spin-off, Hilton did not retain any ownership interest in our company.   In connection with the completion of the spin-off, we entered into agreements with Hilton (who at the time was a related party) and other third parties, including licenses to use the Hilton Grand Vacations brand. The unaudited condensed consolidated financial statements reflect the effect of these agreements. For the three months ended September 30, 2018 and 2017, we incurred $38 million and $39 million, respectively, and for the nine months ended September 30, 2018 and 2017, we incurred $135 million and $137 million, respectively, in costs relating to the agreements entered with Hilton. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

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

The reported results as of and for the three and nine months ended September 30, 2018 reflects the application of ASC 606 while the reported financial position as of December 31, 2017 and results for the three and nine months ended September 30, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”) and ASC 978-605, Real Estate – Time-Sharing Activities, Revenue Recognition, which is also referred to herein as the “previous accounting guidance.”

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

•

Sales, marketing, brand and other fees — We enter into contracts with third-party developers to sell VOIs on their behalf through fee-for-service agreements for which we earn sales commissions and other fees. These commissions are variable as they are based on the sales and marketing results, which are subject to the constraint on variable consideration and resolved on a monthly basis over the contract term.  We estimate such commissions to the extent that it is probable that a significant reversal of such revenue will not occur and recognize the commissions as the developer receives and consumes the benefits of the services. Any changes in these estimates would affect revenue and earnings in the period such variances are realized.

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

We capitalize all incremental costs incurred to obtain a contract when such costs would not have been incurred if the contract had not been obtained. We elect to expense costs incurred to obtain a contract when the amortization period would be one year or less. Commissions for VOI sales for resorts under construction are expensed when the associated VOI revenue is recognized which is upon completion of the resort. These commissions are classified as Sales and marketing expense in our unaudited condensed consolidated statements of operations.

As of September 30, 2018, the ending asset balance for cost to obtain a contract was $24 million. For the three and nine months ended September 30, 2018, the related amortization or incurred expense was $1 million and $20 million, respectively, with no associated impairment losses.

Recently Issued Accounting Pronouncements Other Than ASC 606

Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which in part requires entities to assess whether distributions of cash from unconsolidated entities represent a return on the investment or a return of the investment to appropriately classify the distributions in the statement of cash flows. We have made an accounting policy election to use the cumulative earnings approach. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment as operating cash flows and those in excess of that amount will be treated as returns of investment as investing cash flows. On January 1, 2018, we adopted ASU 2016-15 which had no impact to our historical consolidated financial statements.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840). Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. Subsequent to ASU 2016-02, the FASB has issued ASU No. 2018-01 (“ASU 2018-01”) Leases (Topic 842): Land Easement Practical Expedient for Transition which clarifies the application of lease easements and eases adoption efforts for some land easements.  The provisions of ASU 2016-02 as clarified are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We expect to elect the initial application on January 1, 2019 and not to recast the comparative periods in transition but recognize a cumulative-effect adjustment to retained earnings as of January 1, 2019. We will choose to elect the package of practical expedients available to us upon adoption and are assessing lease software solutions.  We continue to evaluate the effect that this ASU will have on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 8420): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the requirements associated with the hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The provisions of this ASU are effective for reporting periods after December 15, 2019; early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 (“ASU 2018-15”), Customer’s Accounting Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The provisions of this ASU are effective for reporting periods after December 15, 2019; early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
($ in millions)
Real Estate and Financing Segment
Sales of VOIs, net	$99	$427
Sales, marketing, brand and other fees	152	423
Interest income	35	103
Other financing revenue	5	14
Real estate and financing segment revenues	$291	$967

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
($ in millions)
Resort Operations and Club Management Segment
Club management	$25	$71
Resort management	15	45
Rental (1)	53	144
Ancillary services	7	20
Resort operations and club management segment revenues	$100	$280

(1)	Includes intersegment eliminations.

Contract Balances

The following table provides information on our accounts receivable and contract asset from contracts with customers which are included in Accounts Receivable, net on our condensed consolidated balance sheets:

($ in millions)	January 1, 2018	September 30, 2018
Receivables(1)	$97	$135
Contract asset	—	5

(1)	Does not include financing receivables from sales of VOI. See Note 5: Timeshare Financing Receivables for additional information.

The following table presents changes in our contract liabilities for the nine months ended September 30, 2018.

($ in millions)	January 1, 2018	Additions	Subtractions	September 30, 2018
Contract liabilities:
Advanced deposits	$87	$128	$(115)	$100
Deferred revenue(1)	197	256	(215)	238
Club Bonus Point incentive liability(2)	52	39	(31)	60

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

Revenue earned during the three and nine months ended September 30, 2018 that was included in the contract liabilities balance at January 1, 2018 was approximately $58 million and $202 million, respectively.

Accounts receivable for the nine months ended September 30, 2018 include amounts associated with our contractual right to consideration for completed performance obligations related primarily to our fee-for-service arrangements and are realized when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time. For the nine months ended September 30, 2018, there were no associated impairment losses. Refer to Note 5: Timeshare Financing Receivables for information on balances and changes in balances during the period related to our Timeshare financing receivables.

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

The following table includes revenue and direct costs expected to be recognized in the future related to sales of VOIs under construction as of September 30, 2018:

	Remaining	Expected Recognition Period
($ in millions)	Performance Obligation	Q4 2018
Deferred revenues	$154	$154
Deferred expenses	72	72

The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Club Bonus Points as of September 30, 2018:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$100	18 months	Upon customer stays
Club activation fees	61	7 years	Straight-line basis over average inventory holding period
Club Bonus Points	60	24 months	Upon redemption

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following tables compare the reported condensed consolidated balance sheet and statement of operations as of and for the three and nine months ended September 30, 2018, as well as the cash flows for the nine months ended September 30, 2018, to the previous accounting guidance:

	September 30, 2018
	As Reported	Effects of ASC 606	Previous Accounting Guidance
(in millions)
ASSETS
Cash and cash equivalents	$145	$—	$145
Restricted cash	67	—	67
Accounts receivable, net of allowance for doubtful accounts	151	(5)	146
Timeshare financing receivables, net	1,103	—	1,103
Inventory	582	(47)	535
Property and equipment, net	538	—	538
Investment in unconsolidated affiliates	33	—	33
Intangible assets, net	73	—	73
Other assets	121	(20)	101
TOTAL ASSETS	$2,813	$(72)	$2,741
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$337	$(29)	$308
Advanced deposits	100	17	117
Debt, net	530	—	530
Non-recourse debt, net	806	—	806
Deferred revenues	263	(142)	121
Deferred income tax liabilities	215	30	245
Total liabilities	2,251	(124)	2,127
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of September 30, 2018	—	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 96,906,759 issued and outstanding as of September 30, 2018	1	—	1
Additional paid-in capital	174	—	174
Accumulated retained earnings	387	52	439
Total equity	562	52	614
TOTAL LIABILITIES AND EQUITY	$2,813	$(72)	$2,741

Total reported assets and liabilities were $72 million and $124 million, respectively, greater than the balance if the previous accounting guidance were in effect as of September 30, 2018. This was primarily due to the deferral of all direct costs and revenue recognition for Sales of VOIs until construction is complete. In addition, total reported liabilities were partially offset by releasing the advanced deposits liability to recognize expected breakage revenue on prepaid vacation packages proportionally as our customers redeem their packages.

	Three Months Ended September 30, 2018
($ in millions)	As Reported	Effects of ASC 606	Previous Accounting Guidance
Revenues
Sales of VOIs, net	$99	$58	$157
Sales, marketing, brand and other fees	152	(2)	150
Financing	40	—	40
Resort and club management	40	—	40
Rental and ancillary services	60	—	60
Cost reimbursements	36	—	36
Total revenues	427	56	483
Expenses
Cost of VOI sales	29	18	47
Sales and marketing	174	11	185
Financing	12	—	12
Resort and club management	11	—	11
Rental and ancillary services	37	—	37
General and administrative	31	—	31
Depreciation and amortization	9	—	9
License fee expense	25	—	25
Cost reimbursements	36	—	36
Total operating expenses	364	29	393
Interest expense	(7)	—	(7)
Equity in earnings from unconsolidated affiliates	1	—	1
Other loss	(1)	—	(1)
Income before income taxes	56	27	83
Income tax expense	(15)	(6)	(21)
Net income	$41	$21	$62
Earnings per share:
Basic	$0.42	$0.21	$0.63
Diluted	$0.42	$0.21	$0.63

	Nine Months Ended September 30, 2018
($ in millions)	As Reported	Effects of ASC 606	Previous Accounting Guidance
Revenues
Sales of VOIs, net	$427	$30	$457
Sales, marketing, brand and other fees	423	4	427
Financing	117	—	117
Resort and club management	116	—	116
Rental and ancillary services	164	—	164
Cost reimbursements	110	—	110
Total revenues	1,357	34	1,391
Expenses
Cost of VOI sales	109	16	125
Sales and marketing	528	14	542
Financing	35	—	35
Resort and club management	33	—	33
Rental and ancillary services	95	—	95
General and administrative	84	—	84
Depreciation and amortization	25	—	25
License fee expense	73	—	73
Cost reimbursements	110	—	110
Total operating expenses	1,092	30	1,122
Interest expense	(22)	—	(22)
Other loss	(1)	—	(1)
Income before income taxes	242	4	246
Income tax expense	(64)	(1)	(65)
Net income	$178	$3	$181
Earnings per share:
Basic	$1.82	$0.03	$1.85
Diluted	$1.81	$0.03	$1.84

The following summarizes the significant changes to our condensed consolidated statement of operations for the three and nine months ended September 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if we had continued to recognize revenues under the previous accounting guidance:

•

Under ASC 606, the timing of revenue recognition for sales of VOIs under construction and all related direct costs have been deferred until construction is complete. Under the previous accounting guidance, we recognized revenue for sales of VOIs under construction in accordance with the percentage of completion method. This resulted in a lower Sales of VOIs, net, Cost of VOI sales and Total operating expenses;

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

	Nine Months Ended September 30, 2018
($ in millions)	As Reported	Previous Accounting Guidance
Net income	$178	$181
Adjustments to reconcile net income to net used in by operating activities	74	74
Changes in operating assets and liabilities
Accounts receivable, net	(39)	(35)
Timeshare financing receivables, net	(83)	(83)
Inventory	(15)	1
Purchases of real estate for future conversion to inventory	(299)	(299)
Other assets	(61)	(56)
Accounts payable, accrued expenses and other	(15)	(15)
Advanced deposits	13	13
Deferred revenues	42	14
Net cash used in operating activities	$(205)	$(205)

Note 4: Restricted Cash

Restricted cash was as follows:

	September 30,	December 31,
($ in millions)	2018	2017
Escrow deposits on VOI sales	$40	$29
Reserves related to non-recourse debt(1)	27	22
	$67	$51

(1)	See Note 12: Debt & Non-recourse Debt for further discussion.

Note 5: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	September 30, 2018
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$705	$567	$1,272
Less: allowance for loan loss	(47)	(122)	(169)
	$658	$445	$1,103

	December 31, 2017
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$471	$741	$1,212
Less: allowance for loan loss	(27)	(114)	(141)
	$444	$627	$1,071

(1)

Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility ("Timeshare Facility") as well as amounts held as future collateral for upcoming securitization.

As of September 30, 2018 and December 31, 2017, we had $198 million and $143 million, respectively, of gross timeshare financing receivables securing the outstanding debt balance of our Timeshare Facility. We recognize interest income on our timeshare financing receivables as earned. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale.

The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. As of September 30, 2018, our timeshare financing receivables had interest rates ranging from 5.3 percent to 20.5 percent, a weighted average interest rate of 12.2 percent, a weighted average remaining term of 7.8 years and maturities through 2030.

In September 2018, we completed a securitization of $350 million of gross timeshare financing receivables and issued approximately $268 million of 3.54 percent notes, $54 million of 3.70 percent notes and $28 million of 4.0 percent notes, which have a stated maturity date of February 25, 2032.  The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized.  The transaction is considered a secured borrowing; therefore, the proceeds from the transaction are presented as non-recourse debt (collectively, the “Securitized Debt”).  The proceeds were primarily used to pay down a portion of our Timeshare Facility and general corporate operating expenses.

Our timeshare financing receivables as of September 30, 2018 mature as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
Year
2018 (remaining)	$22	$26	$48
2019	90	46	136
2020	90	50	140
2021	89	54	143
2022	86	58	144
Thereafter	328	333	661
	705	567	1,272
Less: allowance for loan loss	(47)	(122)	(169)
	$658	$445	$1,103

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

Our gross timeshare financing receivables balances by FICO score were as follows:

	September 30,	December 31,
($ in millions)	2018	2017
FICO score
700+	$826	$770
600-699	236	225
<600	28	28
No score(1)	182	189
	$1,272	$1,212

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

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

As of September 30, 2018 and December 31, 2017, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $69 million and $49 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	September 30, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$697	$489	$1,186
31 - 90 days past due	4	13	17
91 - 120 days past due	2	4	6
121 days and greater past due	2	61	63
	$705	$567	$1,272

	December 31, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$462	$685	$1,147
31 - 90 days past due	6	10	16
91 - 120 days past due	1	4	5
121 days and greater past due	2	42	44
	$471	$741	$1,212

The changes in our allowance for loan loss were as follows:

	September 30, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2017	$27	$114	$141
Write-offs	—	(22)	(22)
Securitization	30	(30)	—
Provision for loan loss(1)	(10)	60	50
Balance as of September 30, 2018	$47	$122	$169

	September 30, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2016	$9	$111	$120
Write-offs	—	(27)	(27)
Securitization	28	(28)	—
Provision for loan loss(1)	(8)	53	45
Balance as of September 30, 2017	$29	$109	$138

(1)	Includes incremental provision for loan loss, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

Note 6: Inventory

Inventory was as follows:

	September 30,	December 31,
($ in millions)	2018	2017
Completed unsold VOIs	$233	$191
Construction in process	76	60
Land, infrastructure and other	273	258
	$582	$509

We benefited from $10 million in costs of sales true-ups relating to VOI products for the nine months ended September 30, 2018, which resulted in a $10 million increase to the carrying value of inventory as of September 30, 2018. We benefited from $4 million in costs of sales true-ups relating to VOI products for the year ended December 31, 2017, which resulted in a $4 million increase to the carrying value of inventory as of December 31, 2017. Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Cost of VOI sales related to fee-for-service upgrades	$8	$8	$23	$28

Note 7: Property and Equipment

Property and equipment were as follows:

	September 30,	December 31,
($ in millions)	2018	2017
Land	268	53
Building and leasehold improvements	286	182
Furniture and equipment	56	48
Construction in progress	8	20
	618	303
Accumulated depreciation	(80)	(65)
	$538	$238

In June 2018, we acquired an operating hotel in New York City, New York for $176 million for future conversion to timeshare inventory. In September 2018, we acquired land in Honolulu, Hawaii for $123 million which will be used to construct a timeshare resort. Both transactions were accounted for as an asset acquisition with purchase price being allocated to land, building and leasehold improvements and furniture and equipment.

Note 8: Consolidated Variable Interest Entities

As of September 30, 2018 and December 31, 2017, we consolidated four and three, respectively, variable interest entities (“VIEs”) that issued Securitized Debt, backed by pledged assets consisting primarily of a pool of timeshare financing receivables, which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of our VIEs are available to settle the obligations of the respective entities.

Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	September 30,	December 31,
($ in millions)	2018	2017
Restricted cash	$23	$18
Timeshare financing receivables, net	658	445
Non-recourse debt(1)	686	454

(1)	Net of deferred financing costs.

During the nine months ended September 30, 2018 and 2017, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

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

During the nine months ended September 30, 2018, we received cash distributions of $13 million from our investment in BRE Ace LLC, also a non-consolidated VIE, of which $10 million was considered a return of investment.

We held investments in our two unconsolidated affiliates with aggregated debt balances of $483 million and $488 million as of September 30, 2018 and December 31, 2017, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $33 million and $41 million as of September 30, 2018 and December 31, 2017, respectively and (ii) receivables for commission and other fees earned under a fee-for-service arrangement.  See Note 17:  Related Party Transactions for additional information.

Note 10: Other Assets

Other assets were as follows:

	September 30,	December 31,
($ in millions)	2018	2017
Inventory deposits	$43	$—
Deferred selling, marketing, general and administrative expenses	22	3
Prepaid expenses	28	18
Other	28	23
	$121	$44

In February 2018, we entered into a commitment to acquire $41 million of real estate for future conversion to timeshare inventory. In July 2018, we executed a sale and purchase agreement to acquire a portion of an operating hotel for future conversion to timeshare inventory for $50 million of which we made an initial deposit of $2 million.  Both transactions were recorded as inventory deposits.

Note 11:  Deferred Revenues

Deferred revenues were as follows:

	September 30,	December 31,
($ in millions)	2018	2017
Deferred VOI sales	$174	$45
Club activation fees	61	54
Club membership fees	15	—
Other	13	10
	$263	$109

Note 12: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	September 30,	December 31,
($ in millions)	2018	2017
Debt(1)
Senior secured credit facilities:
Term loan with an average rate of 4.511%, due 2021	$182	$190
Revolver with an average rate of 4.511%, due 2021	55	—
Senior notes with a rate of 6.125%, due 2024	300	300
	537	490
Less: unamortized deferred financing costs and discount(2)(3)	(7)	(8)
	$530	$482

(1)	For the nine months ended September 30, 2018 and year ended December 31, 2017, weighted average interest rates were 5.412 percent and 5.229 percent, respectively.
(2)

Amount includes deferred financing costs related to our term loan and senior notes of $1 million and $6 million, respectively, as of September 30, 2018 and $1 million and $7 million, respectively, as of December 31, 2017.

(3)

Amount does not include deferred financing costs of $1 million as of September 30, 2018 and $2 million as of December 31, 2017, relating to our revolving facility included in Other Assets in our condensed consolidated balance sheets.

During the nine months ended September 30, 2018, we borrowed $215 million and repaid $160 million under the revolving credit facility with an interest rate based on one month LIBOR plus 2.25 percent.

As of September 30, 2018 and December 31, 2017, we had $1 million of outstanding letter of credit under the revolving credit facility.  We were in compliance with all applicable financial covenants as of September 30, 2018.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	September 30,	December 31,
($ in millions)	2018	2017
Non-recourse debt(1)
Timeshare Facility with an average rate of 3.302%, due 2021	$120	$129
Securitized Debt with a rate of 2.280%, due 2026	38	54
Securitized Debt with an average rate of 1.810%, due 2026	82	112
Securitized Debt with an average rate of 2.711%, due 2028	224	293
Securitized Debt with an average rate of 3.602%, due 2032	350	—
	814	588
Less: unamortized deferred financing costs(2)	(8)	(5)
	$806	$583

(1)	For the nine months ended September 30, 2018 and year ended December 31, 2017, weighted average interest rates were 3.070 percent and 2.492 percent, respectively.
(2)

Amount relates to Securitized Debt only and does not include deferred financing costs of $3 million and $2 million as of September 30, 2018 and December 31, 2017, respectively, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.

In September 2018, we completed a securitization of $350 million of gross timeshare financing receivables and issued approximately $268 million of 3.54 percent notes, $54 million of 3.70 percent notes and $28 million of 4.0 percent notes due February 2032. In connection with the securitization, we incurred $4 million in debt issuance costs recorded in other assets. The Securitized Debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interest.  The Securitized Debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt.  The proceeds from the securitization were primarily used to pay down a portion of our Timeshare Facility and general corporate operating expenses.

The Timeshare Facility is a non-recourse obligation with a borrowing capacity of $450 million and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In March 2018, we extended the commitment termination date to March 2020. The maturity date was extended 12 months from the commitment date to March 2021. As a result of this extension, we incurred $2 million in debt issuance costs recorded in other assets.  During the nine months ended September 30, 2018, we borrowed $313 million and repaid $322 million under the Timeshare Facility.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $27 million and $22 million as of September 30, 2018 and December 31, 2017, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of September 30, 2018 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2018 (remaining)	$2	$44	$46
2019	10	189	199
2020	10	166	176
2021	215	208	423
2022	—	64	64
Thereafter	300	143	443
	$537	$814	$1,351

Note 13: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	September 30, 2018
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,103	$—	$1,339
Liabilities:
Debt, net(2)	530	309	244
Non-recourse debt, net(2)	806	—	796
_____________________

(1)	Carrying amount net of allowance for loan loss.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

	December 31, 2017
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,071	$—	$1,292
Liabilities:
Debt, net(2)	482	329	194
Non-recourse debt, net(2)	583	—	577

(1)	Carrying amount net of allowance for loan loss.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

We do not have any assets or liabilities measured at fair value on a recurring basis as of September 30, 2018.

Note 14: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective income tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign, state and local income taxes. The effective income tax rate for the nine months ended September 30, 2018 and 2017 was approximately 27 percent and 38 percent, respectively, which decreased primarily due to a decrease in the federal corporate income tax rate as a result of the Tax Cut and Jobs Act (the “Act”) that was passed on December 22, 2017.

We are applying the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”) when accounting for the enactment-date effects of the Act.  As of September 30, 2018, there has been no adjustment to the provisional amounts of the Act’s effects on the one-time repatriation tax as we continue to expect to report approximately $1 million or less (net of applicable foreign tax credit) as the one-time deemed repatriation transition tax on unrepatriated foreign earnings upon our filing of the 2017 federal income tax return.  Upon the enactment of the Act on December 22, 2017, we have re-measured certain deferred tax assets and liabilities using the new corporate tax rate of 21 percent, rather than the previous corporate tax rate of 35 percent, resulting in a $132 million decrease in our income tax expense for the year ended December 31, 2017.  As of September 30, 2018, the re-measurement of our deferred tax balances continues to remain provisional without additional change as we continue to monitor additional guidance from the U.S. Department of the Treasury.

Furthermore, we have not yet elected an accounting policy to account for the tax upon Global Intangible Low-Taxed Income (“GILTI”) in either of the following ways: 1) as a period charge in the future period the tax arises or 2) as part of deferred taxes related to the investment or subsidiary, given the complexities of the GILTI taxation.  As of September 30, 2018, we have an insignificant amount of GILTI tax net of applicable foreign tax credit.

Note 15: Share-Based Compensation

Stock Plan

We issue time-vesting restricted stock units (“RSUs”), time and performance-vesting restricted stock units (“PSUs”) and nonqualified stock options (“options”) to certain employees and directors. We recognized share-based compensation expense of $5 million during the three months ended September 30, 2018 and 2017 and $13 million during the nine months ended September 30, 2018 and 2017. As of September 30, 2018, unrecognized compensation costs for unvested awards were approximately $20 million, which is expected to be recognized over a weighted average period of 2.0 years. As of September 30, 2018, there were 7,324,752 shares of common stock available for future issuance.

RSUs

During the nine months ended September 30, 2018, we issued 290,786 RSUs with a weighted average grant date fair value of $45.90, which generally vest in equal annual installments over three years from the date of grant.

Options

During the nine months ended September 30, 2018, we issued 312,141 options with a weighted average exercise price of $46.48, which vest over three years from the date of the grant.

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

As of September 30, 2018, we had 373,282 options outstanding that were exercisable.

Performance Shares

During the nine months ended September 30, 2018, we issued 92,578 PSUs with a weighted average grant date fair value of $42.94. The PSUs are settled at the end of a three-year performance period, with 70 percent of the PSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization. This metric is further adjusted by sales of VOIs under construction. The remaining 30 percent of the PSUs are subject to the achievement of certain VOI sales targets.  We determined that the performance conditions for these awards are probable of achievement and, as of September 30, 2018, we recognized compensation expense based on the number of PSUs we expect to vest.

Note 16: Earnings Per Share

The following table presents the calculation of our basic and diluted earnings per share (“EPS”).  The weighted average shares outstanding used to compute basic EPS and diluted EPS for the three months ended September 30, 2018 is 96,840,685 and 97,432,015, respectively, and for the nine months ended September 30, 2018 is 97,407,644 and 98,142,238, respectively.  The weighted average shares outstanding used to compute basic EPS and diluted EPS for the three months ended September 30, 2017 was 98,981,557 and 99,730,483, respectively, and for the nine months ended September 30, 2017 was 98,916,894 and 99,530,534, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares outstanding in millions, except per share amounts)	2018	2017	2018	2017
Basic EPS:
Numerator:
Net Income(1)	$41	$43	$178	$144
Denominator:
Weighted average shares outstanding	97	99	97	99
Basic EPS	$0.42	$0.43	$1.82	$1.45
Diluted EPS:
Numerator:
Net Income(1)	$41	$43	$178	$144
Denominator:
Weighted average shares outstanding	97	100	98	100
Diluted EPS	$0.42	$0.43	$1.81	$1.44

(1)

Net income for the three months ended September 30, 2018 and 2017 was $40,533,279 and $42,700,978, respectively, and for the nine months ended September 30, 2018 and 2017 was $177,564,538 and $143,742,500, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the three and nine months ended September 30, 2018, we excluded 533,721 and 359,127 share-based compensation awards, respectively, because their effect would have been anti-dilutive under the treasury stock method.

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

The Blackstone Group

In September 2017, Blackstone completed the sale of substantially all of our common stock that it owned and ceased to be a related party. For the three and nine months ended September 30, 2017, we earned $42 million and $135 million, respectively, in commission and other fees related to a fee-for-service arrangement with Blackstone affiliates to sell VOIs on their behalf.

BRE Ace LLC

In July 2017, we acquired a 25 percent ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.” During the three months ended September 30, 2018, we recorded $1 million in Equity in earnings from unconsolidated affiliates included in our condensed consolidated statements of operation.  There was no Equity in earnings from unconsolidated affiliates for the nine months ended September 30, 2018. Additionally, we earn commissions and other fees related to a fee-for-service agreement with the investee to sell VOIs at Elara, by Hilton Grand Vacations.  These amounts are summarized in the following table and included in our condensed consolidated statements of operations as of the date they became a related party.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Commission and other fees	$32	$43	$96	$43

Also related to the fee-for-service agreement, as of September 30, 2018, we have outstanding receivables of $27 million.

1776 Holding, LLC

On March 23, 2018, we entered into an agreement with SCG 1776, LLC to form 1776 Holding, LLC.  In conjunction with this agreement we contributed $5 million in cash for a 50 percent ownership interest in 1776 Holding LLC.  For the three and nine months ended September 30, 2018, we recorded less than $1 million loss included in the condensed consolidated statements of operations as Equity in losses from unconsolidated affiliates. See Note 9: Investment in Unconsolidated Affiliates for additional information.

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

We do not include equity in earnings (losses) from unconsolidated affiliate in our measures of segment revenues. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Revenues:
Real estate sales and financing	$291	$310	$967	$916
Resort operations and club management(1)(2)	108	90	304	270
Total segment revenues	399	400	1,271	1,186
Cost reimbursements	36	34	110	102
Intersegment eliminations(1)(2)	(8)	(8)	(24)	(24)
Total revenues	$427	$426	$1,357	$1,264

(1)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for discounted stays at properties resulting from marketing packages. These charges totaled $8 million and $7 million for the three months ended September 30, 2018 and 2017, respectively, and $24 million and $23 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled $1 million for the three and nine months ended September 30, 2017.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Adjusted EBITDA:
Real estate sales and financing(1)	$67	$81	$274	$263
Resort operations and club management(1)	62	50	179	153
Segment Adjusted EBITDA	129	131	453	416
General and administrative	(31)	(23)	(84)	(75)
Depreciation and amortization	(9)	(7)	(25)	(21)
License fee expense	(25)	(22)	(73)	(65)
Gain on foreign currency transactions	—	1	—	1
Interest expense	(7)	(7)	(22)	(21)
Income tax expense	(15)	(28)	(64)	(87)
Equity in earnings from unconsolidated affiliates	1	1	—	1
Other loss	(1)	—	(1)	—
Other adjustment items	(1)	(3)	(6)	(5)
Net income	$41	$43	$178	$144

(1)	Includes intersegment eliminations. Refer to our table presenting revenues by reportable segment above for additional discussion.

Note 19: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2018, we were committed to purchase approximately $501 million of inventory and land over a period of seven years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the nine months ended September 30, 2018 and 2017, we purchased $18 million and $9 million, respectively, of VOI inventory as required under our commitments. As of September 30, 2018, our remaining obligation pursuant to these arrangements was expected to be incurred as follows:

($ in millions)	Purchase Obligations
Year
2018 (remaining)	$—
2019	127
2020	160
2021	79
2022	52
Thereafter	83
Total	$501

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which possible losses are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2018, will not have a material effect on our unaudited condensed consolidated financial statements.

Note 20: Condensed Consolidating Guarantor Financial Information

The following schedules present the condensed consolidating financial information as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	September 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$134	$11	$—	$145
Restricted cash	—	—	41	26	—	67
Accounts receivable, net	—	—	154	9	(12)	151
Timeshare financing receivables, net	—	—	267	836	—	1,103
Inventory	—	—	558	24	—	582
Property and equipment, net	—	—	533	5	—	538
Investment in unconsolidated affiliates	—	—	33	—	—	33
Intangible assets, net	—	—	73	—	—	73
Other assets	—	1	70	50	—	121
Investments in subsidiaries	562	1,091	143	—	(1,796)	—
TOTAL ASSETS	$562	$1,092	$2,006	$961	$(1,808)	$2,813
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$—	$337	$12	$(12)	$337
Advanced deposits	—	—	100	—	—	100
Debt, net	—	530	—	—	—	530
Non-recourse debt, net	—	—	—	806	—	806
Deferred revenues	—	—	263	—	—	263
Deferred income tax liabilities	—	—	215	—	—	215
Total equity	562	562	1,091	143	(1,796)	562
TOTAL LIABILITIES AND EQUITY	$562	$1,092	$2,006	$961	$(1,808)	$2,813

	December 31, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$230	$16	$—	$246
Restricted cash	—	—	29	22	—	51
Accounts receivable, net	—	—	113	5	(6)	112
Timeshare financing receivables, net	—	—	457	614	—	1,071
Inventory	—	—	509	—	—	509
Property and equipment, net	—	—	232	6	—	238
Investment in unconsolidated affiliate	—	—	41	—	—	41
Intangible assets, net	—	—	72	—	—	72
Other assets	—	2	36	7	(1)	44
Investments in subsidiaries	518	999	81	—	(1,598)	—
TOTAL ASSETS	$518	$1,001	$1,800	$670	$(1,605)	$2,384
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$1	$338	$7	$(7)	$339
Advanced deposits	—	—	104	—	—	104
Debt, net	—	482	—	—	—	482
Non-recourse debt, net	—	—	—	583	—	583
Deferred revenues	—	—	109	—	—	109
Deferred income tax liabilities	—	—	250	(1)	—	249
Total equity	518	518	999	81	(1,598)	518
TOTAL LIABILITIES AND EQUITY	$518	$1,001	$1,800	$670	$(1,605)	$2,384

	For the Three Months Ended September 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$97	$2	$—	$99
Sales, marketing, license and other fees	—	—	151	1	—	152
Financing	—	—	17	26	(3)	40
Resort and club management	—	—	40	—	—	40
Rental and ancillary service	—	—	59	1	—	60
Cost reimbursements	—	—	35	1	—	36
Total revenues	—	—	399	31	(3)	427
Expenses
Cost of VOI sales	—	—	29	—	—	29
Sales and marketing	—	—	172	2	—	174
Financing	—	—	4	11	(3)	12
Resort and club management	—	—	11	—	—	11
Rental and ancillary service	—	—	36	1	—	37
General and administrative	—	—	30	1	—	31
Depreciation and amortization	—	—	9	—	—	9
License fee expense	—	—	25	—	—	25
Cost reimbursements	—	—	35	1	—	36
Total operating expenses	—	—	351	16	(3)	364
Interest expense	—	(7)	—	—	—	(7)
Equity in earnings from unconsolidated affiliates	—	—	1	—	—	1
Other loss	—	—	(1)	—	—	(1)
Income (loss) before income taxes	—	(7)	48	15	—	56
Income tax expense	—	—	(15)	—	—	(15)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(7)	33	15	—	41
Equity in earnings from subsidiaries	41	48	15	—	(104)	—
Net income	$41	$41	$48	$15	$(104)	$41

	For the Three Months Ended September 30, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$137	$8	$—	$145
Sales, marketing, license and other fees	—	—	133	—	(6)	127
Financing	—	—	19	21	(2)	38
Resort and club management	—	—	37	—	—	37
Rental and ancillary service	—	—	44	1	—	45
Cost reimbursements	—	—	34	—	—	34
Total revenues	—	—	404	30	(8)	426
Expenses
Cost of VOI sales	—	—	40	—	—	40
Sales and marketing	—	—	172	5	(6)	171
Financing	—	—	4	9	(2)	11
Resort and club management	—	—	12	—	—	12
Rental and ancillary service	—	—	30	—	—	30
General and administrative	—	—	23	—	—	23
Depreciation and amortization	—	—	7	—	—	7
License fee expense	—	—	22	—	—	22
Cost reimbursements	—	—	34	—	—	34
Total operating expenses	—	—	344	14	(8)	350
Gain on foreign currency transaction	—	—	1	—	—	1
Interest expense	—	(7)	—	—	—	(7)
Equity in earnings from unconsolidated affiliates	—	—	1	—	—	1
Income (loss) before income taxes	—	(7)	62	16	—	71
Income tax expense	—	—	(27)	(1)	—	(28)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(7)	35	15	—	43
Equity in earnings from subsidiaries	43	50	15	—	(108)	—
Net income	$43	$43	$50	$15	$(108)	$43

	For the Nine Months Ended September 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$422	$5	$—	$427
Sales, marketing, license and other fees	—	—	424	3	(4)	423
Financing	—	—	54	68	(5)	117
Resort and club management	—	—	116	—	—	116
Rental and ancillary service	—	—	162	2	—	164
Cost reimbursements	—	—	107	3	—	110
Total revenues	—	—	1,285	81	(9)	1,357
Expenses
Cost of VOI sales	—	—	109	—	—	109
Sales and marketing	—	—	526	6	(4)	528
Financing	—	—	14	26	(5)	35
Resort and club management	—	—	33	—	—	33
Rental and ancillary service	—	—	93	2	—	95
General and administrative	—	—	83	1	—	84
Depreciation and amortization	—	—	25	—	—	25
License fee expense	—	—	73	—	—	73
Cost reimbursements	—	—	107	3	—	110
Total operating expenses	—	—	1,063	38	(9)	1,092
Interest expense	—	(22)	—	—	—	(22)
Other loss	—	—	(1)	—	—	(1)
Income (loss) before income taxes	—	(22)	221	43	—	242
Income tax expense	—	—	(64)	—	—	(64)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(22)	157	43	—	178
Equity in earnings from subsidiaries	178	200	43	—	(421)	—
Net income	$178	$178	$200	$43	$(421)	$178

	For the Nine Months Ended September 30, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$380	$26	$—	$406
Sales, marketing, license and other fees	—	—	407	2	(8)	401
Financing	—	—	50	64	(5)	109
Resort and club management	—	—	106	2	—	108
Rental and ancillary service	—	—	136	2	—	138
Cost reimbursements	—	—	99	3	—	102
Total revenues	—	—	1,178	99	(13)	1,264
Expenses
Cost of VOI sales	—	—	105	2	—	107
Sales and marketing	—	—	487	13	(8)	492
Financing	—	—	13	24	(5)	32
Resort and club management	—	—	30	2	—	32
Rental and ancillary service	—	—	87	1	—	88
General and administrative	—	—	72	3	—	75
Depreciation and amortization	—	—	21	—	—	21
License fee expense	—	—	65	—	—	65
Cost reimbursements	—	—	99	3	—	102
Total operating expenses	—	—	979	48	(13)	1,014
Gain on foreign currency transactions	—	—	1	—	—	1
Interest expense	—	(21)	—	—	—	(21)
Equity in earnings from unconsolidated affiliates	—	—	1	—	—	1
Income (loss) before income taxes	—	(21)	201	51	—	231
Income tax expense	—	—	(86)	(1)	—	(87)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(21)	115	50	—	144
Equity in earnings from subsidiaries	144	165	50	—	(359)	—
Net income	$144	$144	$165	$50	$(359)	$144

	For the Nine Months Ended September 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash (used in) provided by operating activities	$—	$(20)	$10	$(241)	$46	$(205)
Investing Activities
Capital expenditures for property and equipment	—	—	(25)	(4)	—	(29)
Software capitalization costs	—	—	(12)	—	—	(12)
Return of investment from unconsolidated affiliates	—	—	11	—	—	11
Investment in unconsolidated affiliate	—	—	(5)	—	—	(5)
Net cash used in investing activities	—	—	(31)	(4)	—	(35)
Financing Activities
Issuance of debt	—	215	—	—	—	215
Issuance of non-recourse debt	—	—	—	663	—	663
Repurchase and retirement of common stock	—	(112)	—	—	—	(112)
Repayment of debt	—	(168)	—	—	—	(168)
Repayment of non-recourse debt	—	—	—	(436)	—	(436)
Debt issuance costs	—	—	—	(6)	—	(6)
Payment of withholding taxes on vesting of restricted stock units	—	(4)	—	—	—	(4)
Capital contribution	—	3	—	—	—	3
Intercompany transfers	—	86	(63)	23	(46)	—
Net cash provided by (used in) financing activities	—	20	(63)	244	(46)	155
Net decrease in cash, cash equivalents and restricted cash	—	—	(84)	(1)	—	(85)
Cash, cash equivalents and restricted cash, beginning of period	—	—	259	38	—	297
Cash, cash equivalents and restricted cash, end of period	$—	$—	$175	$37	$—	$212

	For the Nine Months Ended September 30, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by operating activities	$—	$(16)	$135	$190	$(10)	$299
Investing Activities
Capital expenditures for property and equipment	—	—	(23)	(2)	—	(25)
Software capitalization costs	—	—	(12)	—	—	(12)
Investment in unconsolidated affiliates	—	—	(40)	—	—	(40)
Net cash used in investing activities	—	—	(75)	(2)	—	(77)
Financing Activities
Issuance of non-recourse debt	—	—	—	350	—	350
Repayment of debt	—	(7)	—	—	—	(7)
Repayment of non-recourse debt	—	—	—	(428)	—	(428)
Debt issuance costs	—	—	—	(5)	—	(5)
Proceeds from stock option exercises	—	—	1	—	—	1
Intercompany transfers	—	23	60	(93)	10	—
Net cash (used in) provided by financing activities	—	16	61	(176)	10	(89)
Net increase in cash, cash equivalents and restricted cash	—	—	121	12	—	133
Cash, cash equivalents and restricted cash, beginning of period	—	—	128	23	—	151
Cash, cash equivalents and restricted cash, end of period	$—	$—	$249	$35	$—	$284

Note 21: Subsequent Events

In October 2018, the construction on a property in Hawaii was completed and the deferred revenue and direct related costs of $154 million and $72 million, respectively, will be recognized in the fourth quarter.

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

You should not put undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q. The risk factors discussed in our filings with the Securities and Exchange Commission, including “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, “Part II-Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, and those described from time to time in our future reports could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. We undertake no obligation to publicly update or review any forward-looking statement or information to conform to actual results, whether as a result of new information, future developments, changes in the Company’s expectations, or otherwise, except as required by law.

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

Overview

Our Business

We are a rapidly growing timeshare company that markets and sells VOIs, manages resorts in top leisure and urban destinations, and operates a points-based vacation club. During the nine months ended September 30, 2018, among other  new developments and asset acquisitions, we added two new resorts in New York and one resort in Odawara, Japan, representing 265 units. As of September 30, 2018, we have 51 properties, representing 8,367 units, which are located in iconic vacation destinations such as the Hawaiian Islands, New York City, Orlando and Las Vegas, and feature spacious, condominium-style accommodations with superior amenities and quality service. As of September 30, 2018, we have approximately 304,000 Hilton Grand Vacations Club (the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 14 industry-leading brands across more than 5,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

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

For the nine months ended September 30, 2018, sales from fee-for-service, just-in-time and developed inventory sources were 55 percent, 22 percent and 23 percent, respectively, of contract sales. See “—Real Estate Sales Metrics” for additional discussion of contract sales. Based on our trailing twelve months sales pace, we have access to approximately six years of future inventory, with capital efficient arrangements representing approximately 66 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

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

	Nine Months Ended September 30,
	2018	2017
Weighted average FICO score	748	738

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

EBITDA and Adjusted EBITDA

EBITDA, presented herein, is a financial measure that is not recognized under U.S. GAAP that reflects net income (loss), before interest expense on debt (excluding non-recourse debt), provision for income taxes and depreciation and amortization. Adjusted EBITDA, presented herein, is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) reorganization costs, including severance and relocation costs; (vi) share-based and certain other compensation expenses; (vii) costs related to the spin-off; and (viii) other items.

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

Related Party Transaction

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

Investment in Unconsolidated Affiliates

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

Property and Equipment, Inventory and Other Assets

In February 2018, we entered into a commitment to acquire $41 million of real estate for future conversion to timeshare inventory and was recorded in Other assets in our unaudited condensed consolidated financial statements.

In June 2018, we acquired an operating hotel in New York City, New York for $176 million for future conversion to timeshare inventory.

In June 2018, we entered into a commitment to purchase inventory for $52 million in multiple phases through year 2021.  In September 2018, the first phase closed for $13 million and was recorded in Inventory in our unaudited condensed consolidated financial statements.

In July 2018, we executed a sale and purchase agreement to acquire a portion of an operating hotel for future conversion to timeshare inventory for $50 million of which we made an initial deposit of $2 million which was recorded as in Other assets in our unaudited condensed consolidated financial statements.

In September 2018, we acquired land in Honolulu, Hawaii for $123 million which will be used to construct a timeshare resort.

See Note 7: Property and Equipment and Note 10: Other Assets in our unaudited condensed consolidated financial statements for additional information.

Debt and Non-recourse Debt

In September 2018, we completed a securitization of $350 million of gross timeshare financing receivables and issued approximately $268 million of 3.54 percent notes, $54 million of 3.70 percent notes and $28 million of 4.0 percent notes due February 2032.  In connection with the transaction we incurred $4 million of debt issuance costs. The proceeds from the securitization were used to pay down a portion of our Timeshare Facility and general corporate operating expenses.

In March 2018, we extended the commitment termination dated on our Timeshare Facility to March 2020.  The maturity date was extended 12 months from the commitment date to March 2021.  As a result of the extension, we incurred $2 million in debt issuance costs recorded in other assets.  During the nine months ended September 30, 2018, we borrowed $313 million and repaid $322 million under the Timeshare Facility.

During the nine months ended September 30, 2018, we borrowed $215 million and repaid $160 million under our revolving credit facility.

See Note 12: Debt and Non-recourse debt in our unaudited condensed consolidated financial statements for additional information.

Other

In May 2018, Kilauea volcano erupted on the southern end of the Big Island of Hawaii forcing two thousand residents to evacuate.  Our three Waikoloa resorts are on the Big Island’s western coast, approximately 100 miles from Kilauea volcano. The eruption has not had a material impact on our operations.

In September 2018, Hurricane Florence made landfall in the Carolinas causing flooding along coastal areas.  Although certain of our resorts in South Carolina were temporarily closed during the aftermath of Hurricane Florence, neither HGV’s operations or financial performance were significantly impacted by this storm.

Results of Operations

We adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The reported results for the three and nine months ended September 30, 2018 reflects the application of ASC 606 while the reported results for the three and nine months ended September 30, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”) and ASC 978-605, Real Estate – Time-Sharing Activities, Revenue Recognition, which is also referred to herein as the “previous accounting guidance.”

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

Supplemental Information Regarding the Adoption of ASC 606

During periods of construction, we defer revenues and certain related direct expenses from the sales of VOIs until construction is completed.  The following tables provide supplemental information for project(s) under construction or completed for the periods presented under the previous accounting guidance:

	2018
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales of VOIs (1)	$59	$(87)	$58	$—	$30
Cost of VOI sales (1)	18	(20)	18	—	16
Sales, marketing, general and administrative expense (1)	8	(11)	8	—	5

Number of projects in sales and under construction	2	1	1	—	N/A

(1)	Amounts represent increases (decreases) from current accounting guidance to previous accounting guidance.

In all quarters presented for 2017, we deferred revenue and related direct expenses from sales of VOIs for one project under construction.

	2017
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales of VOIs (1)	$9	$13	$11	$17	$50
Cost of VOI sales (1)	5	3	3	5	16
Sales, marketing, general and administrative expense (1)	1	2	2	2	7

(1)	Amounts represent increases from current accounting guidance to previous accounting guidance.

Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

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

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Revenues:
Real estate sales and financing	$291	$310	$(19)	(6.1)%	$967	$916	$51	5.6%
Resort operations and club management	108	90	18	20.0	304	270	34	12.6
Segment revenues	399	400	(1)	(0.3)	1,271	1,186	85	7.2
Cost reimbursements	36	34	2	5.9	110	102	8	7.8
Intersegment eliminations(1)	(8)	(8)	—	—	(24)	(24)	—	—
Total revenues	$427	$426	$1	0.2	$1,357	$1,264	$93	7.4

(1)	Refer to Note 18: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Net Income	$41	$43	$(2)	(4.7)%	$178	$144	$34	23.6%
Interest expense	7	7	—	—	22	21	1	4.8
Income tax expense	15	28	(13)	(46.4)	64	87	(23)	(26.4)
Depreciation and amortization	9	7	2	28.6	25	21	4	19.0
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	2	(1)	(0.5)	3	2	1	50
EBITDA	73	87	(14)	(16.1)	292	275	17	6.2
Other loss	1	—	1	NM(1)	1	—	1	NM(1)
Gain on foreign currency transactions	—	(1)	1	100.0	—	(1)	1	100.0
Share-based compensation expense	5	5	—	—	13	13	—	—
Other adjustment items(2)	1	3	(2)	66.7	11	7	4	57.1
Adjusted EBITDA	$80	$94	$(14)	(14.9)	$317	$294	$23	7.8

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)

Includes costs associated with the spin-off transaction of $2 million for both three months ended September 30, 2018 and 2017 and $9 million and $5 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table shows our segment Adjusted EBITDA to Adjusted EBITDA.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Adjusted EBITDA:
Real estate sales and financing(2)	$67	$81	$(14)	(17.3)%	$274	$263	$11	4.2%
Resort operations and club management(2)	62	50	12	24.0	179	153	26	17.0
Segment Adjusted EBITDA	129	131	(2)	(1.5)	453	416	37	8.9
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	2	3	(1)	(33.3)	3	3	—	—
License fee expense	(25)	(22)	(3)	13.6	(73)	(65)	(8)	12.3
General and administrative(3)	(26)	(18)	(8)	44.4	(66)	(60)	(6)	10.0
Adjusted EBITDA	$80	$94	$(14)	(14.9)	$317	$294	$23	7.8

(1)	Fluctuation in terms of percentage change is not meaningful.

(2)       Includes intersegment eliminations and other adjustments.

(3)       Excludes share-based compensation and other adjustment items.

Real Estate Sales and Financing

Real estate sales and financing segment revenues decreased by $19 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to (i) a $18 million decrease in sales revenue and (ii) a $3 million decrease in marketing revenue and other fees, partially offset by an increase of $2 million in financing revenue. The decrease in sales revenue of $18 million was primarily related to the deferral of revenue recognition on a project under construction, partially offset by a $28 million increase in commission and brand fees due to higher fee-for-service sales primarily related to a new resort in South Carolina.  The decrease in marketing revenue was partially due to the recognition of certain sales incentives on a net versus gross basis as a result of ASC 606.  The increase in financing revenue was primarily due to an increase in interest income from higher outstanding timeshare financing receivables balances.  Real estate sales and financing segment Adjusted EBITDA decreased by $14 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to the decrease in revenue associated with the segment discussed above as well as a $4 million increase in sales and marketing and financing expenses, partially offset by a $11 million decrease in cost of VOI sales.

Real estate sales and financing segment revenues increased by $51 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to (i) a $61 million increase in sales revenue and (ii) a $8 million increase in financing revenue, partially offset by a decrease of $18 million in marketing revenue and other fees. The increase in sales revenue of $61 million was primarily due to (i) an increase related to revenue recognized from the completion of a timeshare resort under construction partially offset by an increase in sales from a project under construction which are deferred until construction is completed and (ii) a $40 million increase in commission and brand fees due to higher fee-for-service sales primarily related to a new resort in South Carolina.   The increase in financing revenue was primarily due to an increase in interest income from higher outstanding timeshare financing receivable balances.  The decrease in marketing revenue was primarily due to (i) a $10 million one-time benefit recognized in the second quarter of 2017 related to a reduction of expected redemptions of expired discounted vacation packages and (ii) recognition of certain sales incentives on a net versus gross basis as a result of ASC 606.  Real estate sales and financing segment Adjusted EBITDA increased by $11 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to the increase in revenues associated with the segment discussed above, partially offset by (i) a $39 million increase in sales and marketing and financing expense and (ii) a $2 million increase in cost of VOI sales.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues increased by $18 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to (i) an increase of $3 million in resort and club management revenues primarily due to an increase in Club members and (ii) an increase of $15 million in rental and ancillary services revenues as a result of higher rental room revenue from transient guests primarily due to the acquisition of an operating hotel in New York City, New York in June 2018 (see Recent Events for additional information) and higher club inventory rentals at our developed and fee-for-service properties.  Resort operations and club management segment Adjusted EBITDA increased by $12 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to the increases in revenues associated with the segment, partially offset by an increase of $6 million in segment expenses.

Resort operations and club management segment revenues increased by $34 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to (i) an increase of $8 million in resort and club management revenues primarily due to an increase in Club members and (ii) an increase of $26 million in rental and ancillary services revenues as a result of higher rental room revenue from transient guests primarily due to the acquisition of an operating hotel in New York City, New York in June 2018 (see Recent Events for additional information) and higher club inventory rentals at our developed and fee-for-service properties.  Resort operations and club management segment Adjusted EBITDA increased by $26 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to the increases in revenues associated with the segment, partially offset by an increase of $8 million in segment expenses.  Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions, except Tour flow and VPG)	2018	2017	$	%	2018	2017	$	%
Sales of VOIs, net	$99	$145	$(46)	(31.7)%	$427	$406	$21	5.2%
Adjustments:
Fee-for-service sales(2)	211	169	42	24.9	574	508	66	13.0
Loan loss provision	20	19	1	5.3	50	45	5	11.1
Reportability and other(3)	34	(7)	41	NM(1)	(1)	(23)	22	NM(1)
Contract sales	$364	$326	$38	11.7	$1,050	$936	$114	12.2
Tour flow	94,816	87,346	7,470	8.6	266,785	246,865	19,920	8.1
VPG	$3,648	$3,555	$93	2.6	$3,732	$3,590	$142	4.0

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(3)

Includes adjustments for revenue recognition, including deferrals related to sales of VOIs under construction and rescission, sales incentives, as well as adjustments related to granting credit to customers for their existing ownership when upgrading into fee-for-service and developed projects.

Contract sales increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to an increase in tour flow which drives the increase in marketing expense. VPG increased due to a 0.2 percent and 1.0 percent increase in average transaction price for the three and nine months ended September 30, 2018, respectively.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Sales of VOIs, net	$99	$145	$(46)	(31.7)%	$427	$406	$21	5.2%
Sales, marketing, brand and other fees	152	127	25	19.7	423	401	22	5.5
Less:
Marketing revenue and other fees	31	34	(3)	(8.8)	91	109	(18)	(16.5)
Sales revenue	220	238	(18)	(7.6)	759	698	61	8.7
Less:
Cost of VOI sales	29	40	(11)	(27.5)	109	107	2	1.9
Sales and marketing expense, net(1)	135	132	3	2.3	413	363	50	13.8
Real estate margin	$56	$66	(10)	(15)	$237	$228	$9	3.9
Real estate margin percentage	25.5%	27.7%			31.2%	32.7%

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

Sales revenue decreased for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to the deferral of revenue recognition from the sales of a project under construction, partially offset by a $28 million increase in commission and brand fees due to higher fee-for-service sales primarily related to a new resort in South Carolina. Cost of VOI sales decreased for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to the deferral of direct expenses from the sales of a project under construction.  Sales and marketing expense, net increased for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to higher sales and marketing expense which drove higher contract sales.

Sales revenue increased for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to (i) a $112 million increase related to revenue recognized from the completion of a timeshare resort under construction partially offset by an increase in sales from a project under construction which are deferred until construction is completed and (ii) a $40 million increase in commission and brand fees due to higher fee-for-service sales primarily related to a new resort in South Carolina.  Cost of VOI sales and Sales and marketing expense, net, increased for the nine months ended September 30, 2018, compared to the same period in 2017, primarily as a result of (i) higher expenses as a result of the completion of a resort which was previously deferred, partially offset by deferred expenses from sales of a project under construction, (ii) a $10 million reduction of  marketing revenue due to a one-time benefit recognized in the second quarter of 2017 related to a reduction of expected redemptions of expired discounted vacation packages and (iii) higher sales and marketing expense which drove higher contract sales.

The decrease in real estate margin and margin percentage for the three months ended September 30, 2018, as well as real estate margin percentage for the nine months ended September 30, 2018, compared to the same periods in 2017, was primarily due to the aforementioned decreases in revenue associated with the deferral of revenues and direct expenses of a timeshare resort under construction for which certain indirect selling costs are not deferred. The increase in real estate margin for the nine months ended September 30, 2018, compared to the same period in 2017, is primarily due to an increase in revenue, partially offset by an increase in expense.

Financing

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Interest income	$35	$33	$2	6.1%	$103	$97	$6	6.2%
Other financing revenue	5	5	—	—	14	12	2	16.7
Financing revenue	40	38	2	5.3	117	109	8	7.3
Consumer financing interest expense	6	6	—	—	16	16	—	—
Other financing expense	6	5	1	20.0	19	16	3	18.8
Financing expense	12	11	1	9.1	35	32	3	9.4
Financing margin	$28	$27	$1	3.7	$82	$77	$5	6.5
Financing margin percentage	70.0%	71.1%			70.1%	70.6%

Financing revenue increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to an increase of $2 million and $6 million, respectively, in interest income resulting from a higher average outstanding timeshare financing receivables balance during the three and nine months ended September 30, 2018. Financing margin increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to the aforementioned increases in revenue, partially offset by expense. Financing margin percentage remaining relatively flat for the three and nine months ended September 30, 2018.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Club management revenue	$25	$22	$3	13.6%	$71	$63	$8	12.7%
Resort management revenue	15	15	—	—	45	45	—	—
Resort and club management revenues	40	37	3	8.1	116	108	8	7.4
Club management expense	6	7	(1)	(14.3)	19	18	1	5.6
Resort management expense	5	5	—	—	14	14	—	—
Resort and club management expenses	11	12	(1)	(8.3)	33	32	1	3.1
Resort and club management margin	$29	$25	$4	16.0	$83	$76	$7	9.2
Resort and club management margin percentage	72.5%	67.6%			71.6%	70.4%

Resort and club management revenues increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to a trailing twelve months increase of approximately 21,000 in Club members and higher rates pertaining to annual dues and transaction fees.

Resort and club management margin and margin percentage increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to the aforementioned increases in revenues.

Rental and Ancillary Services

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Rental revenues	$53	$39	$14	35.9%	$144	$120	$24	20.0%
Ancillary services revenues	7	6	1	16.7	20	18	2	11.1
Rental and ancillary services revenues	60	45	15	33.3	164	138	26	18.8
Rental expenses	30	25	5	20.0	78	73	5	6.8
Ancillary services expense	7	5	2	40.0	17	15	2	13.3
Rental and ancillary services expenses	37	30	7	23.3	95	88	7	8.0
Rental and ancillary services margin	$23	$15	$8	53.3	$69	$50	$19	38.0
Rental and ancillary services margin percentage	38.3%	33.3%			42.1%	36.2%

Rental and ancillary services revenues increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to an increase of $14 million and $24 million, respectively, in rental revenues as a result of higher rental room revenue from transient guests due to the acquisition of an operating hotel in New York City, New York in June 2018 (see Recent Events for additional information) and higher club inventory rentals at our developed and fee-for-service properties.

Rental and ancillary services margin and margin percentage increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primary due to the aforementioned increases in revenues.

Other Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
General and administrative	$31	$23	$8	34.8%	$84	$75	$9	12.0%
Depreciation and amortization	9	7	2	28.6	25	21	4	19.0
License fee expense	25	22	3	13.6	73	65	8	12.3

Other operating expenses increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to (i) higher consulting and software license fees relating to the Oracle cloud based information system implemented during second quarter of 2018, (ii) higher depreciation and amortization due to additional software placed into service and (iii) higher license fee expense as a result of increases in revenues subject to license fees.

Non-Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	$	%	2018	2017	$	%
Interest expense	$7	$7	$—	—	$22	$21	$1	4.8%
Equity in earnings from unconsolidated affiliates	(1)	(1)	—	—	—	(1)	1	(100.0)
Gain on foreign currency transactions	—	(1)	1	(100.0)	—	(1)	1	(100.0)
Other loss	1	—	1	NM(1)	1	—	1	NM(1)
Income tax expense	15	28	(13)	(46.4)	64	87	(23)	(26.4)

(1)	Fluctuation in terms of percentage change is not meaningful.

Equity in earnings from unconsolidated affiliates relates primarily to our 25 percent interest in BRE Ace LLC. See Note 9: Investment in unconsolidated affiliate in our Annual Report on Form 10-K for the year ended December 31, 2017 in our audited consolidated financial statements for additional information.

Income tax expense decreased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to a decrease in the corporate income tax rate as a result of the Tax Cut and Jobs Act that was enacted on December 22, 2017.

Liquidity and Capital Resources

Overview

As of September 30, 2018, we had total cash and cash equivalents of $212 million, including $67 million of restricted cash. The restricted cash balance relates to escrowed cash from our sales of our VOIs and reserves related to our non-recourse debt. See Note 12: Debt and Non-Recourse Debt in our unaudited condensed consolidated financial statements for additional information.

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

We finance our business activities primarily with existing cash and cash equivalents, cash generated from our operations and through periodic securitizations of our timeshare financing receivables. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including payroll and related benefits, legal costs and capital expenditures for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity, minimize operational costs, make debt payments and fund future acquisitions and development projects. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	$	%
Net cash (used in) provided by:
Operating activities	$(205)	$299	$(504)	NM(1)
Investing activities	(35)	(77)	42	(54.5)%
Financing activities	155	(89)	244	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flow (used in) provided by operating activities is primarily generated from (1) sales and financing of VOIs and (2) net cash generated from managing our resorts, Club operations and providing related ancillary services. Cash flows used in operating activities primarily include spending for the acquisition of inventory, development of new phases of existing resorts and funding our working capital needs. Our cash flows from operations generally vary due to the following factors related to the sale of our VOIs: the degree to which our owners finance their purchase and our owners’ repayment of timeshare financing receivables; the timing of management and sales and marketing services provided; and cash outlays for VOI inventory acquisition and development. Additionally, cash flow from operations will also vary depending upon our sales mix of VOIs; over time, we generally receive more cash from the sale of an owned VOI as compared to that from a fee-for-service sale.

Net cash flows (used in) provided by operating activities decreased by $504 million during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to (i) purchases of real estate for future conversion to inventory of $299 million, (ii) deposits of $43 million related to an inventory purchase commitments, (iii) a federal tax payment of $63 million made in January 2018 that was deferred from 2017 pursuant to a tax relief program for regions impacted by Hurricane Irma (iv) an increase in inventory spending and (v) a license fee payment pertaining to the amount accrued in the fourth quarter of 2017.

The following table exhibits our VOI inventory spending for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
($ in millions)	2018	2017
VOI spending - owned properties	$77	$31
VOI spending - fee-for-service upgrades	35	41
Real estate for future conversion into inventory	299	—
Inventory deposits	43	—
Total VOI inventory spending	$454	$72

Investing Activities

The following table summarizes our net cash used in investing activities:

	Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	$	%
Capital expenditures for property and equipment	$(29)	$(25)	$(4)	16.0%
Software capitalization costs	(12)	(12)	—	—
Return of investment from unconsolidated affiliates	11	—	11	NM(1)
Investment in unconsolidated affiliates	(5)	(40)	35	(87.5)
Net cash used in investing activities	$(35)	$(77)	$42	(54.5)

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in net cash used in investing activities for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to (i) a reduction in investment in unconsolidated affiliates and (ii) an $11 million distribution received from our 25 percent interest in BRE Ace LLC, partially offset by higher capital expenditures for property and equipment.

Our capital expenditures include spending related to technology, buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

Financing Activities

The following table summarizes our net provided by cash (used in) financing activities:

	Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	$	%
Issuance of debt	$215	$—	$215	NM(1)
Issuance of non-recourse debt	663	350	313	89.4%
Repurchase and retirement of common stock	(112)	—	(112)	NM(1)
Repayment of debt	(168)	(7)	(161)	NM(1)
Repayment of non-recourse debt	(436)	(428)	(8)	1.9
Debt issuance costs	(6)	(5)	(1)	20.0
Proceeds from stock option exercises	—	1	(1)	(100.0)
Payment of withholding taxes on vesting of restricted stock units	(4)	—	(4)	NM(1)
Capital contribution	3	—	3	NM(1)
Net cash provided by (used in) financing activities	$155	$(89)	$244	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in net cash provided by (used in) financing activities for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to (i) borrowings of $215 million and $313 million, respectively, under our revolving credit facility and Timeshare Facility to facilitate the funding of development and asset acquisitions (see Recent Events for additional information) as well as working capital needs, (ii) the issuance of $350 million securitized debt at favorable interest rates, of which $322 million was used to repay a portion of our Timeshare Facility for collateral utilized in the securitization,  (iii) the repurchase of 2,500,000 shares of our common stock from HNA (see Recent Events for additional information), (iv) repayments $114 million under our other securitized debts and (vi) repayments of $160 million and $8 million, respectively, under our revolving credit facility and senior secured term loan.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2018:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(1)	$683	$39	$76	$247	$321
Non-recourse debt(1)	879	189	449	131	110
Purchase commitments	501	127	239	100	35
Total contractual obligations	$2,063	$355	$764	$478	$466

(1)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 2.26 percent as of September 30, 2018.

As of September 30, 2018, our contractual obligations relating to our operating leases has not materially changed from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of September 30, 2018 consisted of $501 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under the Hilton Grand Vacations brand. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 19: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Subsequent Event

In October 2018, the construction on a property in Hawaii was completed, and the deferred revenue and direct related costs of $154 million and $72 million, respectively, will be recognized in the fourth quarter.

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

We are exposed to market risk from changes in interest rates and currency exchange rates. We manage our exposure to these risks by monitoring available financing alternatives and through pricing policies that may take into account currency exchange rates. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt, comprised of the term loans, revolver and our timeshare facility, of which the timeshare facility is without recourse to us. The interest rates are based on one-month LIBOR and we are most vulnerable to changes in this rate.

We intend to securitize timeshare financing receivables in the asset-backed financing market periodically. We expect to secure fixed-rate funding to match our fixed-rate timeshare financing receivables. However, if we have variable-rate debt in the future, we will monitor the interest rate risk and evaluate opportunities to mitigate such risk through the use of derivative instruments.

To the extent we utilize variable-rate indebtedness in the future, any increase in interest rates beyond amounts covered under any corresponding derivative financial instruments, particularly if sustained, could have an adverse effect on our net income, cash flows and financial position. Hedging transactions we may enter into may not adequately mitigate the adverse effects of interest rate increases or that counterparties in those transactions will honor their obligations.

The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of September 30, 2018, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2018	2019	2020	2021	2022	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	11.893%	$22	$90	$90	$89	$86	$328	$705	$741
Fixed-rate unsecuritized timeshare financing receivables	12.682%	26	46	50	54	58	333	567	598
Liabilities:(3)
Fixed-rate debt	3.964%	44	189	166	88	64	443	994	985
Variable-rate debt(4)	4.105%	2	10	10	335	—	—	357	364

(1)	Weighted-average interest rate as of September 30, 2018.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Variable-rate debt includes principal outstanding debt of $237 million and non-recourse debt of $120 million as of September 30, 2018. See Note 12: Debt & Non-recourse Debt in our unaudited condensed consolidated financial statements for additional information.

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

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Accounting Officer (person currently performing functions similar to those performed by a principal financial officer), does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) or our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.

 In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our  Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2018 will not have a material effect on our unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors

As of September 30, 2018, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2018, in each case under the heading “Risk Factors.”  These risk factors may be important to understanding statements in this Form 10-Q and should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2018 contain forward-looking statements, and they may not be the only risks facing the Company. The business, financial condition and operating results of the Company can be affected by the risk factors described in the foregoing reports and by other factors currently unknown or that management presently believes not to be material.  Any one or more of such factors could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and the trading price of our common stock.  Because of these factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.Exhibits

Exhibit No.	Description

10.1

Form of Amended and Restated Performance and Service Based Restricted Stock Unit Agreement (for use for all named executive officers other than Mr. Mark Wang) (incorporated by reference to Exhibit 10.1 to Hilton Grand Vacation Inc.’s Current Report on Form 8-K (File No. 001-37794) filed on August 9, 2018). †

10.2

Form of Amended and Restated Performance and Service Based Restricted Stock Unit Agreement (for Mr. Mark Wang) (incorporated by reference to Exhibit 10.2 to Hilton Grand Vacation Inc.’s Current Report on Form 8-K (File No. 001-37794) filed on August 9, 2018). †

10.3	Hilton Resorts Corporation 2017 Executive Deferred Compensation Plan (as amended and restated effective as of September 1, 2018). †**

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 3 of this Form 10-Q

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of November 2018.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Allen J. Klingsick
Name:	Allen J. Klingsick
Title:	Senior Vice President and Chief Accounting Officer (currently performing functions substantially similar to those performed by a Principal Financial Officer)