Form 10-K
period 2018-12-31
Hilton Grand Vacations Inc.
filed 2019-02-28
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company’ in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,336 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).

There were 94,620,208 shares of the registrant’s Common Stock outstanding as of February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2019 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

HILTON GRAND VACATIONS INC.

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2018

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements convey management’s expectations as to the future of HGV, and are based on management’s beliefs, expectations, assumptions and such plans, estimates, projections and other information available to management at the time HGV makes such statements. Forward-looking statements include all statements that are not historical facts and may be identified by terminology such as the words “outlook,” “believe,” “expect,” “potential,” “goal,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “projects,” predicts,” “intends,” “plans,” “estimates,” “anticipates” “future,” “guidance,” “target,” or the negative version of these words or other comparable words. The forward-looking statements contained in this Annual Report on Form 10-K include statements related to HGV’s revenues, earnings, taxes, cash flow and related financial and operating measures, and expectations with respect to future operating, financial and business performance, and other anticipated future events and expectations that are not historical facts.

HGV cautions you that its forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of HGV to be materially different from the future results, business performance or achievements expressed or implied by its forward-looking statements. HGV’s forward-looking statements are not guarantees of future performance, and you should not place undue reliance on such statements in this Annual Report on Form 10-K. Factors that could cause HGV’s actual results to differ materially from those contemplated by its forward-looking statements include risks associated with: the inherent business, financial and operating risks of the timeshare industry, including limited underwriting standards due to the real-time nature of industry sales practices, and the intense competition associated with the industry; HGV’s ability successfully market and sell VOIs; HGV’s development and other activities to source inventory for VOI sales; significant increases in defaults on HGV’s vacation ownership mortgage receivables; the ability of managed homeowner associations to collect sufficient maintenance fees; general volatility in the economy and/or the financial and credit markets; adverse economic or market conditions and trends in the tourism and hospitality industry, which may impact the purchasing and vacationing decisions of consumers; actions of HGV or the occurrence of other events that could cause a breach under or termination of the HGV’s license agreement with Hilton that could affect or terminate our access to the Hilton brands and programs, or actions of Hilton that affect the reputation of the licensed marks or Hilton’s programs; economic and operational uncertainties related to HGV’s expanding global operations, including our ability to manage the outcome and timing of such operations and compliance with anti-corruption, data privacy and other applicable laws and regulations affecting our international operations; the effects of foreign currency exchange; changes in tax rates and exposure to additional tax liabilities; the impact of future changes in legislation, regulations or accounting pronouncements; HGV’s acquisitions, joint ventures, and strategic alliances that that may not result in expected benefits, including the termination of material fee-for-service agreements; our dependence on third-party development activities to secure just-in-time inventory; HGV’s use of social media platforms; cyber-attacks, security vulnerabilities, and information technology system failures resulting in disclosure of personal data, company data loss, system outages or disruptions of online services, which could lead to reduced revenue, increased costs, liability claims, harm to user engagement, and harm to HGV’s reputation or competitive position; the impact of claims against HGV that may result in adverse outcomes, including regulatory proceedings or litigation; HGV’s credit facilities, indenture and other debt agreements and instruments, including variable interest rates, operating and financial restrictions, our ability to make scheduled payments, and our ability to refinance our debt on acceptable terms; the continued service and availability of key executives and employees; and catastrophic events or geo-political conditions including war, terrorist activity, political strife or natural disasters that may disrupt HGV’s operations in key vacation destinations. Any one or more of the foregoing factors could adversely impact HGV’s operations, revenue, operating margins, financial condition and/or credit rating.

For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Annual Report on Form 10-K, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K and those described from time to time other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.

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

Non-GAAP Financial Measures

This Annual Report on Form 10-K includes discussion of terms that are not recognized terms under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and financial measures that are not calculated in accordance with U.S. GAAP, including contract sales, sales revenue, real estate margin, earnings before interest expense (excluding interest expense relating to our non-recourse debt), taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA and segment Adjusted EBITDA.

Operational Metrics

This Annual Report on Form 10-K includes discussion of key business operational metrics including tour flow, volume per guest and transient rate.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business and Financial Metrics and Terms Used by Management” and “-Results of Operations” for a discussion of the meanings of these terms, the Company’s reasons for providing non-GAAP financial measures, and reconciliations of non-GAAP financial measures to measures calculated in accordance with U.S. GAAP as well as further discussion on the key business operational metrics.

Item 1.	Business

Our History

Our history dates to 1992 with the joint venture between Hilton Worldwide Holdings Inc. (“Hilton”) and Grand Vacations, Limited. In 1996, Hilton Grand Vacations became a wholly owned subsidiary of Hilton. During the ensuing years, we expanded our operations and established a track record of innovation in our industry. Unlike the broader timeshare industry, which experienced a contraction in 2008 and 2009 as a result of the overall economic recession, we were able to grow contract sales during the industry downturn and have continued to deliver contract sales growth in each period since, driven by our continued focus on marketing and sales activities, our strong development margins, large-market distribution model, synergies with Hilton, commitment to new owner transactions and lean organizational structure.

On January 3, 2017, Hilton completed a tax-free spin-off of HGV and Park Hotels & Resorts Inc. (“Park”). As a result of the spin-off, HGV became an independent publicly-traded company and our common stock is listed on the New York Stock Exchange under the symbol “HGV.”  Following the spin-off, Hilton did not retain any ownership in our company.  In connection with the spin-off, we entered into agreements with Hilton and other third parties, including licenses to use the Hilton Grand Vacations brand.  For more information regarding these agreements, see “—Key Agreements Related to the Spin-Off.”

Our Business

We are a rapidly growing timeshare company that markets and sells vacation ownership intervals (“VOIs”), manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of December 31, 2018, we have 54 properties, representing 8,888 units, that are located in iconic vacation destinations such as the Hawaiian Islands, New York City, Orlando, Washington D.C. and Las Vegas and feature spacious, condominium-style accommodations with superior amenities and quality service. As of December 31, 2018, we have approximately 309,000 Hilton Grand Vacations Club (the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 14 industry-leading brands across more than 5,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

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

As innovators in the timeshare business, we continually seek to enhance our inventory strategy by developing an optimal inventory mix focused on developed properties as well as fee-for-service and just-in-time agreements to sell VOIs on behalf of or acquired from third-party developers.

Our Reportable Segments

We operate our business across two segments: (1) real estate sales and financing and (2) resort operations and club management. For more information regarding our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21: Business Segments in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our real estate sales and financing segment primarily generates revenue from:

•

VOI Sales—We sell our owned inventory and, through our fee-for-service agreements, we sell VOIs on behalf of third-party developers using the Hilton Grand Vacations brand in exchange for sales, marketing and brand fees. Under these fee-for-service agreements, we earn commission fees based on a percentage of total interval sales. See “—Inventory and Development Activities” and “—Marketing and Sales Activities” below for further information.

•

Financing—We provide consumer financing, which includes interest income generated from the origination of consumer loans to members to finance their purchase of VOIs owned by us. We also generate fee revenue from servicing the loans provided by third-party developers to purchasers of their VOIs. See “—Financing Activities” below for information regarding our consumer financing activities.

Our resort operations and club management segment primarily generates revenue from:

•

Resort Management—Our resort management services primarily consist of operating properties under management agreements for the benefit of homeowners’ association (“HOA”s) of VOI owners at both our resorts and those developed by third parties. Our management agreements with HOAs provide for a cost-plus management fee, which means we generally earn a fee equal to 10 percent to 15 percent of the costs to operate the applicable resort. See “—Resort and Club Management Activities” below for information regarding our resort management activities.

•	Club Management—We manage the Hilton Grand Vacations Club and the Hilton Club and receive activation fees, annual dues and transaction fees from member exchanges for other vacation products.
•	Rental of Available Inventory—We generate rental revenue from unit rentals of unsold inventory and inventory made available due to ownership exchanges through our Club programs. This allows us to utilize otherwise unoccupied inventory to generate additional revenues. We also earn fee revenue from the rental of inventory owned by third parties as well as revenue from retail and spa outlets at our timeshare properties. See “—Resort and Club Management Activities” below for further information.

Other than the United States, there were no countries that individually represented more than 10 percent of total revenues for the year ended December 31, 2018.

Our Products

Our primary products are fee-simple VOIs deeded in perpetuity, developed or acquired by us or by third parties. This ownership interest is an interest in real estate equivalent to annual usage rights, generally for one week annually, at the timeshare property where the VOI was purchased. Each Club property provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities. Most resorts feature studio to three-bedroom condominium-style accommodations and amenities such as full kitchens, in-unit washers and dryers, spas and kids’ clubs. Our timeshare properties are relatively concentrated in significant tourist markets, including Florida, Hawaii, Nevada, New York, Washington D.C. and South Carolina.

In addition, VOI purchasers are enrolled in our flexible, points-based Hilton Grand Vacations Club exchange program. This gives a member an annual allotment of Club points based on the value of the owned interest. Club points can be used for a priority reservation period at the home resort where a member’s VOI is deeded, and exchanged for a variety of vacation options, including stays at any Hilton Grand Vacations resort, conversion to Hilton Honors points for stays at the more than 5,000 Hilton-branded hotels and resorts, reservations for experiential travel such as cruises and guided tours, and stays at more than 4,300 resorts included in the RCI vacation exchange network. Our members also have the flexibility to choose when they will take advantage of their annual usage rights and have the option to split their time over the year. All members pay activation fees, annual dues and certain transaction fees depending on their exchange of Club points.

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

We also source VOIs through fee-for-service agreements with third-party developers. These agreements enable us to generate fees from the marketing and sale of Hilton-branded VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund up-front acquisition and construction costs or incur unsold inventory maintenance costs. The capital investment we make in connection with these projects is typically limited to the cost of constructing our on-site sales centers. In just-in-time transactions, we acquire and sell inventory in transactions that are designed to closely correlate the timing of our acquisition of inventory with our sale of that inventory to purchasers. We refer to fee-for-service transactions and just-in-time sales as “capital-efficient transactions.” Over time, these capital-efficient transactions have evolved from sourcing inventory from distressed properties to sourcing from new construction projects. For the year ended December 31, 2018, sales from fee-for-service, just-in-time and developed inventory sources were 55 percent, 22 percent and 23 percent, respectively, of contract sales. Based on our 2018 sales pace, we have access to approximately seven years of future inventory, with capital efficient arrangements representing approximately 56 percent of that supply. Our fee-for-service sales generally improve returns on invested capital and liquidity, while sales of owned inventory typically result in a greater contribution to the profitability of our real estate sales and financing segment. To maximize both returns on invested capital and earnings growth, we plan to sell a balanced mix of fee-for-service and owned inventory.

Owners can generally offer their VOIs for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. Given the structure of our products, owners who purchase VOIs on the secondary market will generally become Club members and will be responsible for paying annual Club fees, annual maintenance fees, property taxes and any assessments that are levied by the relevant HOA. While we do not have an obligation to repurchase intervals previously sold, most of our VOIs provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal in certain cases.

Marketing and Sales Activities

Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton and are frequent leisure travelers.

We sell our vacation ownership products under the Hilton Grand Vacations brand primarily through our distribution network of both in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States and the Asia-Pacific region. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have sales distribution centers in Las Vegas, Myrtle Beach, Hilton Head, New York, Washington, D.C., Orlando, Park City, Oahu, Waikoloa, Korea and Japan.

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

Financing Activities

We originate loans for members purchasing our owned inventory who qualify according to our underwriting criteria. We generate interest income from the spread between the revenue generated on loans originated less our costs to fund and service those loans. We also earn fee revenue from servicing our own portfolio and the loans provided by third-party developers of our fee-for-service projects to purchasers of their VOIs.

We offer a wide array of financing options to members purchasing our VOIs. Our loans are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from nine percent to 18 percent per annum. In 2018, 66 percent of our sales were to customers who financed part of their purchase. The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. Prepayment is permitted without penalty. As of December 31, 2018, the average loan outstanding was approximately $22 thousand with a weighted average interest rate of 12.28 percent.

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

Our underwriting standards are influenced by the changing economic and financial market conditions. We have the ability to modify our down payment requirements and credit thresholds in the face of stronger or weaker market conditions. Our underwriting standards have resulted in a strong, well-seasoned consumer loan portfolio. As of December 31, 2018, our portfolio had a balance of approximately $1.3 billion with over 58,000 loans and exhibited the following characteristics:

Weighted Average Original Length of Loan: 9.9 years

Weighted Average Remaining Length of Loan: 7.8 years

Liquidity

We finance our working capital needs in part by borrowing against timeshare financing receivables. In general, we seek to use the majority of our financed VOI sales as collateral to borrow against the revolving timeshare receivable credit facility (“Timeshare Facility”) and subsequently transfer those loans into a term securitization after the loans have seasoned and an appropriately sized portfolio has been assembled. We target securitizations that range in size from $200 million to $400 million and we expect the timing of future securitizations will depend on our anticipated sales volume and capital needs. The strong performance of our outstanding loan securitizations demonstrates that loans originated by us are well regarded for their performance in the securitization market. In the future, we expect to regularly access the term securitization market, replenishing capacity on our Timeshare Facility in the process.

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

Resort and Club Management Activities

Resort Management

Prior to the initiation of VOI sales at a timeshare resort developed by us or by a third party with whom we have entered into a fee-for-service agreement, we enter into a management agreement with the relevant HOA. Each of the HOAs is governed by a board of directors comprising owner or developer representatives that are charged with ensuring that the resorts are well-maintained and financially stable. Our services include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets and projections and employee training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee equal to 10 percent to 15 percent of the costs to operate the applicable resort. As a result, the fees we earn are highly predictable, unlike traditional revenue-based hotel management fees, and our management fees generally are unaffected by changes in rental rate or occupancy. Further, because maintenance fees are paid annually by owners, our management fees are recurring and less volatile than hotel management fees. We also are reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The original term of our management agreements is typically governed by state timeshare laws and ranges from three to five years. The agreements generally are subject to automatic renewal for one- to three-year periods unless either party provides advance notice of termination before the expiration of the term. Since our inception in 1992, none of the management agreements relating to our developed or fee-for-service properties have been terminated or lapsed.

To fund resort operations, owners are assessed an annual maintenance fee, which includes our management fee. In 2018, HOAs collected approximately $380 million in maintenance fees, including our applicable management fees. Because these funds are collected early in the year, we have substantial visibility and reliability of collection. These fees represent each owner’s allocable share of the management fee and the costs of operating and maintaining the resorts, which generally includes personnel, property taxes, insurance, a capital asset reserve to fund refurbishment and other related costs. If a VOI owner defaults on payment of its maintenance fees and there is no lien against the mortgage note, the HOA has the right to recover the defaulting owner’s VOI. As a service to HOAs at our owned resorts, subject to our inventory needs, we have the ability to reduce the bad debt expense at the HOAs by assuming the defaulted owner’s obligations in exchange for an agreed purchase price. We are then able to resell those VOIs through our normal distribution channels.

A portion of the annual maintenance fees collected from owners each year is set aside as a capital asset reserve for property renovations. The renovations funded by these fees enable HOAs to keep properties modern, which helps the properties consistently receive the highest quality assurance scores across the Hilton brands. HOAs engage an independent consulting firm to compile a reserve study. Typically, HOAs budget the reserve study to target property renovations on a six- and 12-year cycle. HOAs generally replace soft goods every six years and hard goods every 12 years. These reserves also benefit our members by limiting the risk of special assessments and steep increases in maintenance fees due to deferred capital expenditures.

Club Management

We also manage and operate the points-based Hilton Grand Vacations Club and Hilton Club exchange programs, which provided exclusive exchange, leisure travel and reservation services to approximately 309,000 members as of December 31, 2018. When an owner purchases a VOI, he or she is enrolled in the Club and allotted a number of points that represent his or her ownership interest and allow the member to exchange his or her annual usage rights for a number of vacation and travel options available through the club. The Hilton Club operates certain locations for its VOI owners, who also enjoy exchange benefits with the Hilton Grand Vacations Club. In addition to an annual membership fee, club members pay incremental fees depending on the type of exchange they choose within the club system.

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

Our timeshare business competes with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for members to exchange into time at other timeshare properties or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar investment objectives as we do. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Our primary competitors in the timeshare space include Marriott Vacations Worldwide, Wyndham Destinations, Vistana Signature Experiences, Disney Vacation Club, Hyatt Residence Club, Holiday Inn Club Vacations, Bluegreen Vacations and Diamond Resorts International.

In addition, our timeshare business competes with other entities engaged in the leisure and vacation industry, including resorts, hotels, cruises and other accommodation alternatives, such as condominium and single-family home rentals. We also compete with home and apartment sharing services that operate websites that market available privately-owned residential properties that can be rented on a nightly, weekly or monthly basis. In certain markets, we compete with established independent timeshare operators, and it is possible that other potential competitors may develop properties near our current resort locations. In addition, we face competition from other timeshare management companies in the management of resorts on behalf of owners on the basis of quality, cost, types of services offered and relationship.

Recent and potential future consolidation in the highly fragmented timeshare industry may increase competition. For example, Interval Leisure Group, Inc. (“ILG”), which operates the Interval International exchange program, acquired Hyatt Residence Club in October 2014 and in May 2016 acquired the timeshare operations of Starwood Hotels & Resorts Worldwide, Inc. (which includes the use of Westin and Sheraton brands for timeshare purposes), known as Vistana Signature Experiences, Inc. Marriott Vacations Worldwide Corporation completed the acquisition of the timeshare business of ILG in April 2018. Diamond Resorts International, Inc. completed the acquisition of the timeshare business of Gold Key Resorts in October 2015 and completed the acquisition of the timeshare business of Intrawest Resort Club Group in January 2016. Consolidation may create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies.

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

Marketing and Sales Regulation

Our marketing and sales activities are highly regulated. In addition to regulations implementing laws enacted specifically for the timeshare industry, a wide variety of laws and regulations govern our marketing and sales activities, including regulations implementing the USA PATRIOT Act, Foreign Investment In Real Property Tax Act, the Federal Interstate Land Sales Full Disclosure Act and fair housing statutes, U.S. Federal Trade Commission (“FTC”) and state “Little FTC Act” and other regulations governing unfair, deceptive or abusive acts or practices including unfair or deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, prize, gift and sweepstakes laws, real estate, title agency or insurance and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing and telemarketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws and other consumer protection laws.

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

Employees

For more than 25 years, we have created and delivered vacation experiences for guests from around the world.  Our people first talent strategy is inclusive of programs and services which are designed to ensure that our employees feel engaged, appreciated and rewarded for their contributions.  We accomplish this through an employee-centered approach using their insights to create their programs:  A recognition solution designed to encourage effort, reward results, honor the best and celebrate careers delivered in a variety of categories through WOW cards, Spotlight Awards, Pillar & Vision Awards and seasonal campaigns such as Summer of Appreciation, International Housekeeping Week, and 25th Anniversary Celebration.  Cultivating an inclusive work environment, we offer opportunities to become involved with 6 Team Member Resource Groups and HGV Serves volunteer network.  We offer training and development opportunities giving all team members access to more than 1000 course offerings delivered in a variety of media to fit unique learning styles, job types and schedules within the nonstop nature of our business.  As of December 31, 2018, more than 8,600 people were employed at our timeshare resorts, call centers and corporate locations around the world.

We are proud to be recognized as an employer of choice though numerous awards:

•	ARDA ACE Community Service Award, 2016
•	Best Place to Work, Perspective Magazine, 2016
•	Orlando Sentinel’s Top 100 Companies – Best Workplaces in Central Florida, 2018

As of December 31, 2018, less than 10 percent of our employees were covered by various collective bargaining agreements generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

Key Agreements Related to the Spin-Off

In connection with the spin-off, we entered into various agreements with Hilton and Park. Certain provisions of the spin-off agreements survive the performance of the principal transactions to which they related. The following is a summary of the terms of certain agreements we entered in connection with the spin-off from Hilton, which continue to govern our ongoing relationships with Hilton and Park after the spin-off.

License Agreement

In connection with the spin-off, we entered into a license agreement with Hilton granting us the exclusive right to use, for an initial term of 100 years, to use certain Hilton marks and intellectual property in our timeshare business.  For the years ended December 31, 2018 and 2017, we incurred license fee expense of $98 million and $87 million, respectively.

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

During the term of the license agreement, we will participate in Hilton’s loyalty program, currently known as the Hilton Honors program.  We can purchase Hilton Honors points at cost for the first 20 years of the term of the license agreement, and thereafter at the market rate (with a most favored nation provision, pursuant to which such market rate is no higher than the price paid by strategic partners that purchase a comparable volume of points annually on comparable business terms).  All members of Hilton’s loyalty program have the right to redeem loyalty program points at our properties in the Licensed Business, consistent with the tiers and rules of Hilton’s current loyalty program.  We can convert points associated with our own point-based reservations and exchange system into Hilton loyalty program points through an exchange program at a conversion rate to be determined by us.  We may not participate in a loyalty program of a Hilton competitor in connection with the Licensed Business. Under our Honors program arrangement with Hilton prior to the spin-off, we purchase Hilton Honors points from Hilton based on an estimated cost per point for the costs of future club exchanges.  For the years ended December 31, 2018 and 2017, we paid Hilton $56 million and $59 million, respectively, for Hilton Honors points.

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

Under the license agreement, our right to use the Hilton Marks as a trade, corporate, d/b/a or similar name will automatically terminate if (i) the aggregate number of units of accommodation in our Licensed Business falls below two-thirds of the total number of units of accommodation in our entire vacation ownership business; (ii) we merge with or acquire control of the assets of Marriott International, Inc., Marriott Vacations Worldwide Corporation, Hyatt Hotels Corporation, Wyndham Destinations and Interval Leisure Group, Inc.  or their respective affiliates and we or they use their brands in any business after such acquisition; or (iii) we become an affiliate of another Hilton competitor.

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

This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the License Agreement, which was filed as Exhibit 10.4 to HGV’s Current Report on Form 8-K filed with the SEC on January 4, 2017.

Distribution Agreement

We entered into a Distribution Agreement with Hilton and Park regarding the principal actions taken or to be taken in connection with the spin-off. The Distribution Agreement provided for certain transfers of assets and assumptions of liabilities by each of Hilton, HGV and Park and the settlement or extinguishment of certain liabilities and other obligations among Hilton, HGV and Park. In addition, notwithstanding the allocation described above, HGV, Hilton and Park agreed that losses related to certain contingent liabilities (and related costs and expenses) that generally are not specifically attributable to any of the separated real estate business, the timeshare business or the retained business of Hilton (“Shared Contingent Liabilities”) will be apportioned among the parties according to fixed percentages of 65 percent, 26 percent and nine percent for Hilton, Park and HGV, respectively. Examples of Shared Contingent Liabilities may include uninsured losses arising from actions (including derivative actions) against current or former directors or officers of Hilton or its subsidiaries in respect of acts or omissions occurring prior to the completion of the spin-off, or against current or former directors or officers of any of Hilton, HGV or Park, or any of their respective subsidiaries, arising out of, in connection with, or otherwise relating to, the spin-off, subject to certain exceptions described in the Distribution Agreement. In addition, costs and expenses of, and indemnification obligations to, third party professional advisors arising out of the foregoing actions also may be subject to these provisions. Subject to certain limitations and exceptions, Hilton will generally be vested with the exclusive management and control of all matters pertaining to any such Shared Contingent Liabilities, including the prosecution of any claim and the conduct of any defense. The Distribution Agreement also provides for cross-indemnities that, except as otherwise provided in the Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of each business with the appropriate company.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the License Agreement, which was filed as Exhibit 10.4 to HGV’s Current Report on Form 8-K filed with the SEC on January 4, 2017.

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

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Tax Matters Agreement, which was filed as Exhibit 10.2 to HGV’s Current Report on Form 8-K filed with the SEC on January 4, 2017.

Transition Services Agreement

We entered into a Transition Services Agreement with Hilton and Park under which Hilton or one of its affiliates provided us and Park with certain services for a limited time to help ensure an orderly transition following the spin-off (the “Transition Services Agreement” or “TSA”).

The services that Hilton agreed to provide to us and Park under the Transition Services Agreement included certain finance, information technology, human resources and compensation, facilities, legal and compliance and other services.  We and Park agreed to pay Hilton for any such services utilized at agreed amounts as set forth in the Transition Services Agreement.  The Transition Services Agreement expired as of December 31, 2018.

This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Transition Services Agreement, which was filed as Exhibit 10.3 to HGV’s Current Report on Form 8-K filed with the SEC on January 4, 2017.

Agreements with HNA

Prior to the spin-off, The Blackstone Group L.P (“Blackstone”) held 39,758,689 or 40 percent of the shares of our outstanding common stock and subsequently agreed to sell 24,750,000 or 25 percent of the shares of our outstanding common stock to HNA Tourism Group Co., Ltd. (“HNA”).  In March 2017, the sale was completed, and we entered into a stockholders agreement with HNA.  The HNA stockholders agreement provided HNA with certain rights, including the right to designate two directors to our Board, and a registration rights agreement which provided that Blackstone with customary “demand” and “piggyback” registration rights.

On March 13, 2018, we and certain affiliates of HNA entered into a Master Amendment and Option Agreement (the “Master Amendment and Option Agreement”) to make certain amendments to the Stockholders Agreement  and the Registration Rights Agreement, including, among other things, (i) to permit the sale of up to all 24,750,000 shares of our common stock owned by HNA prior to the expiration of the two-year restricted period originally contained in the Stockholders Agreement, (ii) grant us a right to repurchase up to 4,340,000 shares of our common stock held by HNA, (iii) provide that HNA has customary “demand” registration rights effective March 13, 2018, (iv) require HNA to pay all expenses incurred under the Registration Rights Agreement for registrations or offerings occurring prior to a certain date and (v) eliminate HNA’s right to designate a certain number of directors to our board of directors.  In March 2018, HGV and HNA entered into an underwriting agreement with several underwriters, pursuant to which the underwriters agreed to purchase from HNA 22,250,000 shares of common stock, $0.01 par value per share, of the Company at a price of approximately $44.75 per share.  The sale was completed on March 19, 2018.  In connection with the underwritten offering, we exercised the repurchase option with respect to 2,500,000 shares at a price of approximately $44.75 per share.  As a result, HNA no longer owns shares of our common stock, and both the Stockholders Agreement and the Registration Rights Agreement were terminated.

This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Master Amendment and Option Agreement, which was filed as Exhibit 10.1 to HGV’s Current Report on
Form 8-K filed with the SEC on March 13, 2018.

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

We are subject to various risks that could materially and adversely affect our business, financial condition, results of operations, liquidity and stock price.  You should carefully consider the risk factors discussed below, in addition to the other information in this Annual Report on Form 10-K. Further, other risks and uncertainties not presently known to management or that management currently deems less significant also may result in material and adverse effects on our business, financial condition, results of operations, liquidity and stock price.  The risks below also include forward-looking statements; and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

We are subject to business, financial and operating risks inherent to the timeshare and hospitality industry, any of which could reduce our revenues and limit opportunities for growth.

Our business is subject to a number of business, financial and operating risks inherent to the timeshare industry, including:

•	changes in the supply and demand for our products and services;
•	our ability to securitize the receivables that we originate in connection with VOI sales;
•	delays in or cancellations of planned or future development or refurbishment projects;
•	the financial condition of third-party developers with whom we do business;
•	relationships with third-party developers, our Club members and HOAs;
•	changes in desirability of geographic regions of our resorts and affiliated resorts, geographic concentration of our operations and shortages of desirable locations for development;
•	changes in operating costs, including energy, food, employee compensation and benefits and insurance;
•	increases in costs due to inflation or otherwise, including increases in our operating costs, that may not be fully offset by price and fee increases in our business;
•	changes in taxes and/or governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•	significant increases in cost of health care coverage for employees, and potential government regulation with respect to health care coverage;
•	shortages of labor or labor disruptions;
•	the availability and cost of capital necessary for us, and third-party developers with whom we do business, to fund investments, capital expenditures and service debt obligations;
•	significant competition from other timeshare businesses and hospitality providers in the markets in which we operate;
•	market and/or consumer perception of timeshare companies and the industry in general;
•	the economic environment for and trends in the tourism and hospitality industry, which may impact the vacationing and purchasing decisions of consumers;
•	the influence of social media on consumers’ lodging decisions;
•	increases in the use of third-party and competitor internet services to book hotel reservations, secure short-term lodging accommodations and market vacation rental properties;
•

legal, business or regulatory issues unique to the geographic locations of our resorts and affiliated resorts, which could increase the cost of or result in delays in entering into or expanding in those locations;

•	limited underwriting standards due to the real-time nature of industry sales practices;

•	private resales of VOIs and the sale of VOIs in the secondary market; and
•	the impact on the industry of unlawful or deceptive third-party VOI resale or vacation package sales schemes.

Any of these factors could increase our costs or limit or reduce the prices we are able to charge for our products and services or otherwise affect our ability to maintain existing properties, develop new properties or source VOI supply from third parties. As a result, any of these factors can reduce our revenues and limit opportunities for growth

Macroeconomic and other factors beyond our control can adversely affect and reduce demand for our products and services.

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

In addition, if license agreement terms relating to the Hilton Honors loyalty program terminate, we would not be able to offer Hilton Honors points to our members and guests. This would adversely affect our ability to sell our products, offer the flexibility associated with our Club membership and sustain our collection performance on our timeshare financing receivables portfolio. See “Item 1. Business—Key Agreements Related to the Spin-Off—License Agreement.”

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

Our business depends on the quality and reputation of the Hilton brands and affiliation with the Hilton Honors loyalty program.

Currently, all of our products and services are offered under the Hilton brand names and affiliated with the Hilton Honors loyalty program, and we intend to continue to develop and offer products and services under the Hilton brands and affiliated with the Hilton Honors loyalty program in the future. In addition, the license agreement contains significant prohibitions on our ability to own or operate properties that are not Hilton brand names. The concentration of our products and services under these brands and program may expose us to risks of brand or program deterioration, or reputational decline, that are greater than if our portfolio were more diverse. Furthermore, as we are not the owner of the Hilton brands or the Hilton Honors loyalty program, changes to these brands and program or our access to them, including our ability to buy points to offer to our members and potential members, could negatively affect our business. Any failure by Hilton to protect the trademarks, tradenames and intellectual property that we license from it could reduce the value of the Hilton brands and also harm our business. If these brands or program deteriorate or materially change in an adverse manner, or the reputation of these brands or program declines, our market share, reputation, business, financial condition or results of operations could be materially adversely affected.

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

In addition to VOI supply that we develop or acquire, we source VOIs through fee-for-service agreements with third-party developers. If we fail to develop timeshare properties, acquire inventory or are unsuccessful in entering into new agreements with third-party developers, we may experience a decline in VOI supply, which could result in a decrease in our revenues. Approximately 77 percent of our contract sales were from capital-efficient sources for the year ended December 31, 2018. As part of our strategy to optimize our sales mix of capital-efficient inventory, we will continue to acquire inventory and enter into additional fee-for-service agreements to source inventory. These arrangements may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into agreements are not able to fulfill their obligations to us, the inventory we expect to acquire or market and sell on their behalf may not be available on time or at all, or may not otherwise be within agreed-upon specifications, including the specifications that we must meet in order to use Hilton’s trademarks at such properties. If our counterparties do not perform as expected and we do not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, our ability to achieve sales goals may be adversely affected.

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

A significant number, approximately 80 percent, of the resorts we manage are concentrated in significant tourist markets including Florida, Hawaii, Nevada, New York, Washington D.C. and South Carolina and are, therefore, particularly susceptible to adverse economic developments in those areas. These economic developments include regional economic downturns, significant increases in the number of our competitors’ products in these markets, and potentially higher labor, real estate, tax or other costs in the geographic markets in which we are concentrated. In addition, the properties we manage are subject to the effects of adverse acts of natural or manmade disasters, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents. Depending on the severity of these disasters, the damage could require closure of all or substantially all of these properties in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. In addition, we cannot guarantee that the amount of insurance maintained for these properties from time to time would entirely cover damages caused by any such event.

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

Further, because we market our U.S. properties and our international properties in Europe, instability of the Eurozone, has resulted in concerns regarding the suitability of a shared currency for the region, which could lead to the reintroduction of individual currencies for member states. If this were to occur, certain of our Euro-denominated assets and liabilities would be re-denominated to such individual currencies, which could result in a mismatch in the values of assets and liabilities and expose us and certain of our investments to additional currency risks. Even if the Euro is maintained, continued concerns regarding the stability of the Eurozone, including potential consequences following Brexit, and the potential effects of government intervention intended to address it could materially adversely affect our business.

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

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and certain of our competitors have directly targeted our employees. In addition, our compensation arrangements may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

In addition, we believe that our corporate culture fosters innovation, creativity, and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively affect our future success.

Our insurance policies may not cover all potential losses.

We maintain insurance coverage for liability, property, business interruption, cyber liability and other risks with respect to business operations. While we have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary, market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. The cost of our insurance may increase, and our coverage levels may decrease, which may affect our ability to maintain customary insurance coverage and deductibles at acceptable costs. There is a limit as well as various sub-limits on the amount of insurance proceeds we will receive in excess of applicable deductibles. If an insurable event occurs that affects more than one of our properties, the claims from each affected property may be considered together to determine whether the per occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached. If the limits or sub-limits are exceeded, each affected property may only receive a proportional share of the amount of insurance proceeds provided for under the policy. Further, certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, war, terrorist acts, such as biological or chemical terrorism, political risks, some environmental hazards and/or natural or manmade disasters, may be outside the general coverage limits of our policy, subject to large deductibles, deemed uninsurable or too cost-prohibitive to justify insuring against. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of the affected resort or in some cases may not provide a recovery for any part of a loss. As a result, we could lose some or all the capital we have invested in a property, as well as the anticipated future marketing, sales or revenue opportunities from the property. Further, we could remain obligated under guarantees or other financial obligations related to the property despite the loss of product inventory, and our members could be required to contribute toward deductibles to help cover losses.

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

We have limited underwriting standards due to the real-time nature of industry sales practices, and do not include traditional ability-to-pay factors such as income verification which may affect loan default rates. If purchasers default on the loans that we provide to finance their VOI purchases, our revenues, cash flows and profits could be reduced.

We originate loans for purchasers of our VOIs who qualify according to our credit criteria. Our underwriting standards generally employ FICO® score-based standards, down payment ratios, and borrowing history, but due to the real-time nature of industry sales practices, do not include certain traditional ability-to-pay factors, such as income verification.

Providing secured financing to some purchasers of VOIs subjects us to the risk of purchaser default. As of December 31, 2018, our consumer loan portfolio had a balance of approximately $1.3 billion and experienced default rates of 4.71 percent, 4.12 percent and 3.67 percent for the fiscal years ended December 31, 2018, 2017 and 2016, respectively. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the VOI. We may be unable to resell the property in a timely manner or at a price sufficient to allow us to recover written-off loan balances, or at all. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, our revenues and profits could be reduced.

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

Social media influences how consumers search for vacation information and make decisions to purchase vacation-related products and services. Lack of awareness or understanding of and the failure to effectively manage, and the costs associated with our management of social media content regarding our products and services could have a material adverse effect on VOI sales, revenues and our operating results.

Social media has become an increasingly influential aspect of tourism, changing the way consumers search, evaluate, rank and purchase vacation products and services. In particular, social media plays a role in the pre-vacation phase, when consumers employ social media in the planning, information search, and the decision-making stages. Providers are no longer the primary spokesperson regarding the quality of their brands and products.  Online reviews about vacation resorts play an increasing role in helping today’s consumers evaluate and make vacation decisions by providing positive and negative reviews and indirect customer-to-customer communication. Consumers may find traveler-generated content more trustworthy than information on provider websites and advertising. Vacation decisions are influenced by both negative customer reviews, and by the lack of positive reviews.

The proliferation and global reach of social media continue to expand rapidly and could cause us to suffer reputational harm. The continuing evolution of social media presents new challenges and requires us to keep pace with new developments, technology and trends. Negative posts or comments about us, sales practices, the properties we manage, the Hilton brands, or the timeshare industry generally, on any social networking or user-generated review website, including travel and/or vacation property websites, could affect consumer opinions of us and our products; and we cannot guarantee that we will timely or adequately redress such instances. The failure to appreciate the importance of content on social media or failing to take action that generates positive content, minimizes negative content, and addresses areas of nonexistent content, could have a material adverse effect on VOI sales, revenues and our operating results.  In addition, we may be required to devote significant resources to social media management programs, which could result in increased costs to us.

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

Our collection and use of customer information are governed by extensive and evolving privacy laws and regulations that are constantly evolving and may differ significantly depending on jurisdiction.  Compliance with these laws and regulations involves significant costs, which may increase in the future and which may negatively impact our ability to provide services to our customers, and a failure by us or our service providers to comply with privacy regulations may subject us to significant remedial and other expenses, fines, or litigation, as well as restrictions on our use or transfer of data. Our systems and the systems operated by our service providers may be unable to satisfy changing regulatory requirements and customer and employee expectations or may require significant additional investments or time to do so.

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

We rely on a variety of direct marketing techniques, including telemarketing, email and social media marketing and postal mailings, and we are subject to various laws and regulations in the United States and internationally that govern marketing and advertising practices. Adoption of new state or federal laws regulating marketing and solicitation, or international data protection laws that govern these activities, or changes to existing laws, such as the Telemarketing Sales Rule, the Telephone Consumer Protection Act, and the CAN-SPAM Act of 2003, could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect the amount and timing of our VOI sales. We also obtain access to potential members and guests from travel service providers or other companies, including Hilton; and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists were prohibited or otherwise restricted, including access to Hilton Honors loyalty program member information, our ability to access potential members and guests and introduce them to our products could be significantly impaired. Additionally, because our relationship with Hilton has changed, it may be more difficult for us to utilize customer information we obtain from Hilton in the future.

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

In addition, insufficient numbers of talented employees at our properties could constrain our ability to maintain our current levels of business or expand our business. We compete with other companies both within and outside of our industry for talented personnel across a diverse array of operating disciplines. If we cannot recruit, train, develop or retain sufficient numbers of talented employees, we could experience increased employee turnover, decreased member and guest satisfaction, low morale, inefficiency or internal control failures, which could materially reduce our profits.

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

United States or foreign environmental laws and regulations may cause us to incur substantial costs or subject us to potential liabilities.

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

The U.S. tax legislation enacted on December 22, 2017 represented a significant overhaul of the United States federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits, the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances, that could significantly and adversely affect our U.S. federal income tax position. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties, or the economy generally may also impact our financial condition and results of operations.

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

The recently enacted European Union (“EU”) General Data Protection Regulation (the “GDPR”) imposes significant obligations to businesses that sell products or services to EU customers or otherwise control or process personal data of EU residents. Complying with the GDPR could increase our compliance cost, or adversely impact the marketing of our products and services to customers in the EU and our overall business. In addition, the GDPR imposes fines and penalties for noncompliance, including fines of up to 4 percent of annual worldwide revenue.  If we fail to comply with the requirements of the GDPR, we could face significant administrative and monetary sanctions, which could materially adversely impact our results of operations and financial condition.

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

As of December 31, 2018, our total indebtedness was approximately $1.4 billion. Our substantial debt and other contractual obligations could have important consequences, including:

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

Interest rates may increase in the future. As a result, interest rates on our revolving credit facility or other variable rate debt offerings could be higher or lower than current levels. As of December 31, 2018, we had approximately $432 million of variable rate debt, representing 31 percent of our total debt. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

If LIBOR ceases to exist, we may need to renegotiate our revolving credit facility, which utilizes LIBOR as a factor in determining the interest rate, to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

These restrictions may limit our ability to issue equity and to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. In addition, if we take, or fail to take, actions that prevent the spin-off and related transactions from being tax-free, we could be liable for the adverse tax consequences resulting from such actions. For a more detailed description, see “Item 1. Business—Key Agreements Related to the Spin-Off—Tax Matters Agreement” and “Business—Agreements with HNA.”

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

Future issuances of common stock by us may cause the market price of our common stock to decline.

None of the shares outstanding upon consummation of the spin-off were “restricted securities” within the meaning of Rule 144 under the Securities Act, and substantially all of the outstanding shares of our common stock are freely tradable and available for resale in the public market, subject to certain restrictions in the case of control shares held by persons deemed to be our affiliates. Accordingly, the market price of our common stock could drop significantly if holders of a substantial number of shares of our common stock sell them in the public market, or if the market perceives that such sales could occur.

We adopted an Omnibus Incentive Plan under which an aggregate of 10,000,000 shares of HGV common stock are issuable. As of December 31, 2018, an aggregate of 864,964 shares have been issued, and an additional 1,913,097 shares were underlying outstanding awards pursuant to the Omnibus Incentive Plan.  We also adopted a Non-Employee Director Stock Plan under which 325,000 shares of our common stock are issuable, and an Employee Stock Purchase Plan under which 2,500,000 shares of our common stock are available for issuance. Under the Non-Employee Director Stock Plan, 30,000 shares had been issued, and there were an additional 18,810 shares underlying outstanding awards granted as of December 31, 2018.  Under the Employee Stock Purchase Plan, a total of 110,536 shares were issued as of December 31, 2018.

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

Timeshare Properties

As of December 31, 2018, we have 54 properties, representing 8,888 units. These units are at properties we developed or constructed by third-party developers.  We owned 66 percent of all unsold units, representing 2,069 of the 3,131 unsold units, at these properties. We also own, manage or lease fitness, spa and sports facilities, undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.

As of December 31, 2018, our resorts included the following locations and units:

Property Name	Ownership(1)	Location	Units
Hilton Grand Vacations (U.S.)
HGVClub at SeaWorld Orlando	Developed	Orlando, FL	516
HGVClub at Tuscany Village	Developed	Orlando, FL	440
Parc Soleil by HGVClub	Developed	Orlando, FL	312
Las Palmeras, a Hilton Grand Vacations Club	Fee-for-service(2)	Orlando, FL	226
HGVClub at McAlpin—Ocean Plaza	Developed	Miami Beach, FL	52
HGVClub at the Flamingo	Developed	Las Vegas, NV	200
HGVClub on Paradise	Developed	Las Vegas, NV	232
HGVClub on the Boulevard	Developed	Las Vegas, NV	714
HGVClub at Trump International Hotel Las Vegas(3)	Developed	Las Vegas, NV	205
Elara, a Hilton Grand Vacations Club	Fee-for-service	Las Vegas, NV	1,201
The Grand Islander by HGVClub	Fee-for-service	Honolulu, HI	418
HGVClub at Hilton Hawaiian Village—The Lagoon Tower	Developed	Honolulu, HI	236
HGVClub at Hilton Hawaiian Village—The Kalia Tower	Developed	Honolulu, HI	72
Grand Waikikian by HGVClub	Developed	Honolulu, HI	331
Hokulani Waikiki by HGVClub(3)	Developed	Honolulu, HI	143
Kohala Suites by HGVClub	Developed	Waikoloa, HI	120
Kings’ Land by HGVClub	Developed	Waikoloa, HI	435
Ocean Tower by Hilton Grand Vacations	Developed	Waikoloa, HI	72
The Bay Club at Waikoloa Beach Resort	Collection	Waikoloa, HI	172
The Hilton Club—New York	Developed	New York, NY	127
West 57th Street by Hilton Club	Developed	New York, NY	166
The Residences by Hilton Club	Developed	New York, NY	47
The Quin Central Park by Hilton Club	Developed	New York, NY	208
The District by Hilton Club	Developed	Washington, DC	108
HGVClub at Anderson Ocean Club	Fee-for-service	Myrtle Beach, SC	172
Ocean 22 by Hilton Grand Vacations Club	Fee-for-service	Myrtle Beach, SC	230
Ocean Enclave by Hilton Grand Vacations Club(4)	Fee-for-service	Myrtle Beach, SC	330
Ocean Oak Resort by Hilton Grand Vacation Club(4)	Fee-for-service	Hilton Head, SC	125
Sunrise Lodge, a Hilton Grand Vacations Club	Developed	Park City, UT	83
Valdoro Mountain Lodge	Collection	Breckenridge, CO	70
HGVClub at MarBrisa(3)(4)	Fee-for-service	Carlsbad, CA	232
The Cottages at South Seas Island Resort	Collection	Captiva, FL	14
Harbourview Villas at South Seas Island Resort	Collection	Captiva, FL	10
Plantation Bay Villas at South Seas Island Resort	Collection	Captiva, FL	4
Plantation Beach Club at South Seas Island Resort	Collection	Captiva, FL	56
Plantation House at South Seas Island Resort	Collection	Captiva, FL	12
South Seas Club at South Seas Island Resort	Collection	Captiva, FL	24
Casa Ybel Resort	Collection	Sanibel, FL	74
Hurricane House Resort	Collection	Sanibel, FL	15
Sanibel Cottages Resort	Collection	Sanibel, FL	28
Tortuga Beach Club Resort	Collection	Sanibel, FL	54
Seawatch On-the-Beach Resort	Collection	Ft. Myers Beach, FL	42
The Charter Club of Marco Beach	Collection	Marco Island, FL	80
Eagle’s Nest Beach Resort	Collection	Marco Island, FL	96
Club Regency of Marco Island	Collection	Marco Island, FL	32
The Surf Club of Marco	Collection	Marco Island, FL	44
Plantation Beach Club at Indian River Plantation Resort	Collection	Hutchinson Island, FL	30

Hilton International Grand Vacations (non-U.S.)
HGVClub at Coylumbridge	Developed	Scotland	61
HGVClub at Craigendarroch Suites	Developed	Scotland	32
HGVClub at Craigendarroch Lodge	Developed	Scotland	99
HGVClub at Dunkeld	Developed	Scotland	22
HGVClub at Borgo alle Vigne	Fee-for-service	Italy	31
The Bay Forest Odawara by Hilton Club	Developed	Japan	10
The Crane (4)	Developed	Barbados	23

(1)

Fee-for-service and collection properties are properties that were funded and constructed by a third-party developer. Collection properties are properties that were contributed by a third party during Hilton’s joint venture with Grand Vacations or prior to the spin-off. A developed property is a property that was funded and constructed by Hilton Grand Vacations or acquired through a just-in-time arrangement. Hilton Grand Vacations also manages the operation of the developed properties.

(2)	As of December 31, 2018, we acquired 20 units as part of a just-in-time arrangement.
(3)	Property sub-managed by a third party.
(4)	During the year ended December 31, 2018, we pre-sold certain units to be occupied beginning in 2019.

Corporate Headquarters and Sales Distribution Centers

Our corporate headquarters are located at 6355 MetroWest Boulevard, Suite 180, Orlando, Florida 32835, and consist of approximately 102,000 square feet of leased space. The lease for this property initially expires on November 30, 2021 with options to renew for two additional five-year periods. In November 2017, the initial lease was amended extending the lease term through November 30, 2026 with no changes to renewal options.  Our sales distribution centers are located in Las Vegas, Myrtle Beach, Hilton Head, New York, Washington, D.C., Orlando, Park City, Honolulu, Waikoloa and Tokyo. We also have other corporate offices and call centers located in Orlando, Las Vegas, Honolulu and Tokyo.

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

Holders of Record

The number of stockholders of record of our common stock as of February 22, 2019 was 310.

Dividends

Although we expect to return capital to stockholders through dividends or otherwise in the future, we have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our senior secured credit facilities and certain of our non-recourse debt includes a provision limiting our ability to make restricted payments, including dividends.

Issuer Purchases of Equity Securities

On November 28, 2018, the Company announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $200 million of its outstanding shares of common stock.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The stock repurchase program may be suspended or discontinued at any time and will automatically expire on November 26, 2019. The following table presents details regarding our repurchase of securities during the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
October 1, 2018 - October 31, 2018	—	$—	—	$—
November 1, 2018 - November 30, 2018	—	$—	—	$—
December 1, 2018 - December 31, 2018	2,487,263	$28.62	2,487,263	$128,807,462

Item 6.	Selected Financial Data

The following selected consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K but was included in our previously filed Annual Report on Form 10-K. The selected historical consolidated balance sheet data as of December 31, 2014 is derived from our unaudited consolidated financial statements that are not included in this Annual Report on Form 10-K but included in our Registration Statement on Form 10. Our historical results are not necessarily indicative of the results expected for any future period.

The selected consolidated financial data below should be read together with the audited consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
($ in millions, except per share amounts)	2018	2017	2016	2015	2014
Statement of Operations Data:
Total revenues	$1,999	$1,711	$1,583	$1,475	$1,317
Total operating expenses	1,565	1,374	1,260	1,154	1,004
Net income	298	327	168	174	167
Earnings per share (1)
Basic	$3.07	$3.30	$1.70	$1.76	$1.69
Diluted	$3.05	$3.28	$1.70	$1.76	$1.69

	December 31,
($ in millions)	2018	2017	2016	2015	2014
Balance Sheet Data:
Securitized timeshare financing receivables, net	$617	$444	$244	$350	$468
Unsecuritized timeshare financing receivables, net	503	627	781	626	460
Total assets	2,753	2,384	2,180	1,724	1,621
Debt, net	604	482	490	—	—
Non-recourse debt, net (2)	759	583	694	502	625
Total liabilities(3)	2,137	1,866	2,013	1,830	1,994

(1)

For periods ending prior to the spin-off on January 3, 2017, basic and diluted earnings per share was calculated based on shares distributed our shareholders on January 3, 2017. See Note 19: Earnings Per Share in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

(2)	Amounts are net of deferred financing costs.
(3)

Includes allocated Parent debt of $634 million and $719 million as of December 31, 2015 and 2014, respectively. In November 2016, we were released from the unconditional obligation to guarantee certain debt balances and related deferred loan costs were allocated to us by Hilton.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

This disclosure includes forward-looking statements; and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Our Business

We market and sell VOIs, manage vacation resorts in top leisure and urban destinations and operate a point-based vacation club. As of December 31, 2018, we had 54 properties, representing 8,888 units, and approximately 309,000 Hilton Grand Vacations Club (the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 14 industry-leading brands across more than 5,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

On January 3, 2017, Hilton completed a tax-free spin-off of HGV and Park. As a result of the spin-off, HGV became an independent publicly-traded company and our common stock is listed on the New York Stock Exchange under the symbol “HGV.”  Following the spin-off, Hilton did not retain any ownership in our company.  In connection with the spin-off, we entered into agreements with Hilton and other third parties, including licenses to use the Hilton Grand Vacations brand.  For more information regarding these agreements, see “—Key Agreements Related to the Spin-Off” in this Annual Report on Form 10-K for additional information.

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

For the year ended December 31, 2018, sales from fee-for-service, just-in-time and developed inventory sources were 55 percent, 22 percent and 23 percent, respectively, of contract sales. See “—Real Estate Sales Metrics” for additional discussion of contract sales.  Based on our 2018 sales pace, we have access to approximately seven years of future inventory, with capital efficient arrangements representing approximately 56 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

We originate loans for members purchasing our developed and acquired inventory and generate interest income. Our loans are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from nine percent to 18 percent per annum.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted average FICO score for new loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Year Ended December 31,
	2018	2017	2016
Weighted average FICO score	749	743	741

Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Club. Historical default rates, which represent annual defaults as a percentage of each year’s beginning gross timeshare financing receivables balance, were as follows:

	Year Ended December 31,
	2018	2017	2016
Historical default rates(1)	4.71%	4.12%	3.67%

(1)	A loan is considered to be in default if it is equal to or greater than 121 days past due as of the prior month end.

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

Resort Operations and Club Management

We enter into management agreements with the HOAs of the VOI owners for timeshare resorts developed by us or a third party. Each of the HOAs is governed by a board of directors comprising owner and developer representatives that are charged with ensuring the resorts are well-maintained and financially stable. Our management services include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets and projections and employee training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee equal to 10 percent to 15 percent of the costs to operate the applicable resort. The fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses and our management fees are unaffected by changes in rental rate or occupancy. We are reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The initial term of our management agreements typically ranges from three to five years and the agreements are subject to periodic renewal for one to three year periods. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term.

We also manage and operate the points-based Hilton Grand Vacations Club and Hilton Club exchange programs, which provide exclusive exchange, leisure travel and reservation services to our Club members. When owners purchase a VOI, they are generally enrolled in the Club and given an annual allotment of points that allow the member to exchange their annual usage rights in the VOI that they own for a number of vacation and travel options. In addition to an annual membership fee, Club members pay incremental fees depending on exchanges they choose within the Club system.

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
•

Sales, marketing, brand and other fees represents sales commissions, brand fees and other fees earned on the sales of VOIs through fee-for-service agreements with third-party developers. The sales commissions and brand fees are based on the total sales price of the VOIs. Also included in Sales, marketing, brand and other fees are revenues from marketing and incentive programs, including redemption of Club Bonus Points and prepaid vacation packages, excluding stays at Hilton Grand Vacations properties, which are included in Rental and ancillary services.

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

Factors Affecting Revenues

•

Relationships with developers. In recent years, we have entered into fee-for-service and just-in-time agreements to sell VOIs on behalf of or acquired from third-party developers. The success and sustainability of our capital-efficient business model depends on our ability to maintain good relationships with third-party developers. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth. We believe that we have strong relationships with our third-party developers and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of developers and are not significantly concentrated with any particular third party.

•

Relationship with Hilton. Following the spin-off, Hilton retained ownership of the Hilton-branded trademarks, tradenames and certain related intellectual property used in the operation of our business. We entered into a license agreement with Hilton granting us the right to use the Hilton-branded trademarks, trade names and related intellectual property in our business for the term of the agreement. The termination of the license agreement or exercise of other remedies would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position. For example, if we are not able to rely on the strength of the Hilton brands to attract prospective members and guest tours in the marketplace, our revenue would decline and our marketing and sales expenses would increase.

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

•

Competition. We compete with other hotel and resort timeshare operators for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems and flexibility for VOI owners to exchange into time at other timeshare properties or other travel rewards. In addition, we compete based on brand name recognition and reputation. Our primary branded competitors in the timeshare space include Marriott Vacations Worldwide, Wyndham Destinations, Vistana Signature Experiences, Disney Vacation Club, Hyatt Residence Club, Holiday Inn Club Vacations, Bluegreen Vacations and Diamond Resorts International.

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

•

Financing represents consumer financing interest expense related to our debt securitized by gross timeshare financing receivables (‘‘Securitized Debt”) and Timeshare Facility, amortization of the related deferred loan costs and other expenses incurred in providing consumer financing and servicing loans.

•	Resort and club management represents costs incurred to manage resorts and the Club, including payroll and related costs and other administrative costs.
•

Rental and ancillary services include payroll and related costs, costs incurred from participating in the Hilton Honors loyalty program, retail, food and beverage costs and maintenance fees on unsold inventory.

•

General and administrative consists primarily of compensation expense for our corporate staff and personnel supporting our business segments, professional fees (including consulting, audit and legal fees), administrative and related expenses. General and administrative also includes costs for services provided to us by Hilton.

•

Depreciation and amortization are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings and leasehold improvements and furniture and equipment at our sales centers, corporate offices, and assets purchased for future conversion to inventory, as well as amortization of our management agreement intangible and capitalized software.

•

License fee expense represents the royalty fee paid to Hilton under a license agreement for the exclusive right to use the Hilton Grand Vacations mark, which is generally based on a percentage of gross sales volume, of certain revenue streams.

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

Key Business and Financial Metrics and Terms Used by Management

Real Estate Sales Metrics

•

Contract sales represents the total amount of VOI products (fee-for-service and developed) under purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price. Contract sales is not a recognized term under U.S. GAAP and should not be considered in isolation or as an alternative to Sales of VOIs, net or any other comparable operating measure derived in accordance with U.S. GAAP. Contract sales differ from revenues from the Sales of VOIs, net that we report in our consolidated statements of operations due to the requirements for revenue recognition as described in Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our audited consolidated financial statements included in Item 8 of this Annual Report on form 10-K, as well as adjustments for incentives and other administrative fee revenues. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business.

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

EBITDA and Adjusted EBITDA

EBITDA, presented herein, is a financial measure that is not recognized under U.S. GAAP that reflects net income (loss), before interest expense (excluding non-recourse debt), a provision for income taxes and depreciation and amortization. Adjusted EBITDA, presented herein, is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) reorganization costs, including severance and relocation costs; (vi) share-based and certain other compensation expenses; (vii) costs related to the spin-off; and (viii) other items.

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

Recent Events

In November 2018, our Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million of its issued and outstanding common stock. The timing and amounts of any repurchases under the program will depend on certain factors, including, but not limited to, market conditions and stock prices, available funds, corporate and regulatory requirements and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades or other transactions. HGV expects to fund the repurchase program through a combination of cash on hand, operating cash flow, receivables funding and bank facilities. In December 2018, we repurchased 2.5 million shares for $71 million.

In November 2018, we entered into an amendment to the credit agreement originally, dated as of December 28, 2016, which amended certain terms of the credit facilities. Pursuant to the amendment, the senior secured credit facilities consist of (i) a five-year $200 million term loan facility and (ii) a five-year revolving credit facility in an aggregate borrowing capacity of up to $800 million. We drew down the entire $200 million on the term loan facility and $55 million of the revolving credit facility to refinance the existing term loan and revolving credit facility balances. See Note 14: Debt and Non-recourse debt in our audited consolidated financial statements included in Item 8 of this Annual Report on form 10-K for additional information.

Results of Operations

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017 and Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 21: Business Segments in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We do not include equity in earnings (losses) from unconsolidated affiliate in our measures of segment revenues. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key Business and Financial Metrics and Terms Used by Management—EBITDA and Adjusted EBITDA.” The following tables set forth revenues and Adjusted EBITDA by segment:

	Year Ended December 31,			2018 vs 2017 Variance		2017 vs 2016 Variance
($ in millions)	2018	2017	2016	$	%	$	%
Revenues:
Real estate sales and financing	$1,462	$1,239	$1,143	$223	18.0%	$96	8.4%
Resort operations and club management	422	367	339	55	15.0	28	8.3
Segment revenues	1,884	1,606	1,482	278	17.3	124	8.4
Cost reimbursements	147	135	126	12	8.9	9	7.1
Intersegment eliminations(1)	(32)	(30)	(25)	(2)	6.7	(5)	20.0
Total revenues	$1,999	$1,711	$1,583	$288	16.8	$128	8.1

(1)	Refer to Note 21: Business Segments in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for details on the intersegment eliminations.

The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Year Ended December 31,			2018 vs 2017 Variance		2017 vs 2016 Variance
($ in millions)	2018	2017	2016	$	%	$	%
Net Income	$298	$327	$168	$(29)	(8.9)%	$159	94.6%
Interest expense	30	27	3	3	11.1	24	NM(1)
Allocated Parent interest expense(2)	—	—	26	—	NM(1)	(26)	(100.0)
Income tax (benefit) expense	105	(16)	125	121	NM(1)	(141)	NM(1)
Depreciation and amortization	36	29	24	7	24.1	5	20.8
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	4	3	—	1	33.3	3	NM(1)
EBITDA	473	370	346	103	27.8	24	6.9
Other loss, net	1	—	1	1	NM(1)	(1)	(100.0)
Share-based compensation expense	16	15	8	1	6.7	7	87.5
Other adjustment items(3)	13	10	35	3	30.0	(25)	(71.4)
Adjusted EBITDA	$503	$395	$390	$108	27.3	$5	1.3

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	This amount represents interest expense on an unconditional obligation to guarantee certain Hilton allocated debt balances which were released in November 2016.
(3)	Includes costs associated with the spin-off transaction of $11 million, $8 million and $30 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA.

	Year Ended December 31,			2018 vs 2017 Variance		2017 vs 2016 Variance
($ in millions)	2018	2017	2016	$	%	$	%
Adjusted EBITDA:
Real estate sales and financing(2)	$447	$359	$336	$88	24.5%	$23	6.8%
Resort operations and club management(2)	245	204	189	41	20.1	15	7.9
Segment Adjusted EBITDA	692	563	525	129	22.9	38	7.2
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	4	4	—	—	—	4	NM(1)
License fee expense	(98)	(87)	(80)	(11)	12.6	(7)	8.8
General and administrative(3)	(95)	(85)	(55)	(10)	11.8	(30)	54.5
Adjusted EBITDA	$503	$395	$390	$108	27.3	$5	1.3

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Includes intersegment eliminations, share-based compensation attributable to the segment and other adjustments.
(3)	Excludes segment related share-based compensation and other adjustment items.

Real Estate Sales and Financing

Real estate sales and financing segment revenues increased by $223 million for the year ended December 31, 2018, compared to 2017, primarily due to (i) a $234 million increase in sales revenue and (ii) a $11 million increase in financing revenue, partially offset by a decrease of $22 million in marketing revenue and other fees. The increase in sales revenue of $234 million was primarily due to (i) an increase related to revenue recognized from the completion of construction of two timeshare resorts and (ii) a $48 million increase in commission and brand fees due to higher fee-for-service sales primarily related to a new resort in South Carolina. The decrease in marketing revenue was primarily due to (i) a $10 million one-time benefit recognized in the second quarter of 2017 related to a reduction of expected redemptions of expired discounted vacation packages and (ii) recognition of certain sales incentives on a net versus gross basis as a result of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”). The increase in financing revenue was primarily due to an increase in interest income and loan servicing fees from higher outstanding timeshare financing receivable balances.  Real estate sales and financing segment Adjusted EBITDA increased by $88 million for the year ended December 31, 2018, compared to 2017, primarily due to an increase in revenues associated with the segment discussed above, partially offset by (i) a $71 million increase in sales and marketing and financing expenses and (ii) a $62 million increase in cost of VOI sales.

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

Resort Operations and Club Management

Resort operations and club management segment revenues increased by $55 million for the year ended December 31, 2018, compared to 2017, primarily due to (i) an increase of $14 million in resort and club management revenues primarily due to an increase in Club members and higher rates and (ii) an increase of $39 million in rental and ancillary services revenues as a result of higher rental room revenue from transient guests primarily due to the acquisition of an operating hotel in New York City, New York in June 2018 and higher club inventory rentals at our developed and fee-for-service properties.  Resort operations and club management segment Adjusted EBITDA increased by $41 million for the year ended December 31, 2018, compared to the same period in 2017, primarily due to the increases in revenues associated with the segment, partially offset by a $15 million increase in segment expenses.

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

Real Estate Sales and Financing Segment

Real Estate

	Year Ended December 31,			2018 vs 2017 Variance		2017 vs 2016 Variance
($ in millions, except Tour flow and VPG)	2018	2017	2016	$	%	$	%
Sales of VOIs, net	$734	$548	$508	$186	33.9%	$40	7.9%
Adjustments:
Fee-for-service sales(2)	776	694	657	82	11.8	37	5.6
Loan loss provision	69	58	49	11	19.0	9	18.4
Reportability and other:
Deferral of sales of VOIs under construction(3)	(133)	5	5	(138)	NM(1)	—	—
Fee-for-service sale upgrades, net	(63)	(52)	(74)	(11)	21.2	22	(29.7)
Other(4)	27	22	27	5	22.7	(5)	(18.5)
Contract sales	$1,410	$1,275	$1,172	$135	10.6	$103	8.8
Tour flow	357,861	330,775	306,141	27,086	8.2	24,634	8.0
VPG	$3,743	$3,657	$3,596	$86	2.4	$61	1.7

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(3)	Includes $112 million cumulative effect of applying Accounting Standards Codification (“ASC”) Topic 606.
(4)	Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.

Contract sales increased for the year ended December 31, 2018 compared to 2017, primarily due to an increase in tour flow and VPG. VPG increased due to a 1.1 percent increase in average transaction price and a 0.2 percentage point increase in the close rate.

Contract sales increased for the year ended December 31, 2017, compared to 2016, primarily due to an increase in tour flow, telesales and VPG. VPG increased due to a 1.9 percentage point increase in average transaction price, partially offset by a 0.2 percentage point decrease in the close rate.

	Year Ended December 31,			2018 vs 2017 Variance		2017 vs 2016 Variance
($ in millions)	2018	2017	2016	$	%	$	%
Sales of VOIs, net	$734	$548	$508	$186	33.9%	$40	7.9%
Sales, marketing, brand and other fees	570	544	499	26	4.8	45	9.0
Less:
Marketing revenue and other fees	123	145	122	(22)	(15.2)	23	18.9
Sales revenue	1,181	947	885	234	24.7	62	7.0
Less:
Cost of VOI sales	210	148	152	62	41.9	(4)	(2.6)
Sales and marketing expense, net(1)	575	492	447	83	16.9	45	10.1
Real estate margin	$396	$307	$286	$89	29.0	$21	7.3
Real estate margin percentage	33.5%	32.4%	32.3%

(1)	Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.

Sales revenue increased by $234 million for the year ended December 31, 2018, compared to 2017, primarily due to (i) an increase related to revenue recognized from the completion of construction of two timeshare resorts in Hawaii and New York and (ii) a $48 million increase in commission and brand fees due to higher fee-for-service sales primarily related to a new resort in South Carolina. Cost of VOI sales and Sales and marketing expense, net, increased for the year ended December 31, 2018, compared to 2017, primarily as a result of (i) recognition of direct expenses as a result of the completion of the two resorts, (ii) a $10 million reduction of marketing revenue due to a one-time benefit recognized in the second quarter of 2017 related to a reduction of expected redemptions of expired discounted vacation packages, (iii) recognition of certain sales incentives on a net versus gross basis as a result of ASC 606 and (iv) higher sales and marketing expense driven by higher contract sales.

Real estate margin and margin percentage increased for the year ended December 31, 2018, compared to 2017, primarily due to the aforementioned increase in revenue and a reduction in operating expenses relative to revenue.

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

Financing

	Year Ended December 31,			2018 vs. 2017 Variance		2017 vs. 2016 Variance
($ in millions)	2018	2017	2016	$	%	$	%
Interest income	$140	$132	$122	$8	6.1%	$10	8.2%
Other financing revenue	18	15	12	3	20.0	3	25.0
Financing revenue	158	147	134	11	7.5	13	9.7
Consumer financing interest expense	24	20	12	4	20.0	8	66.7
Other financing expense	25	23	20	2	8.7	3	15.0
Financing expense	49	43	32	6	14.0	11	34.4
Financing margin	$109	$104	$102	$5	4.8	$2	2.0
Financing margin percentage	69.0%	70.7%	76.1%

Financing revenue increased by $11 million for the year ended December 31, 2018, compared to 2017, primarily due to an increase of $8 million in interest income resulting from a higher average outstanding timeshare financing receivables balance during the year ended December 31, 2018.

Financing margin increased for the year ended December 31, 2018, compared to 2017, primarily due to an increase in interest income resulting from a higher outstanding timeshare financing receivables balance. Financing margin percentage decreased for the year ended December 31, 2018, compared to 2017, primarily due to an increase in interest expense related to our 2018 securitization and an increase in the interest rate on our Timeshare Facility. See Note 14: Debt & Non-recourse Debt in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Financing revenue increased for the year ended December 31, 2017, compared to 2016, due to an increase of $10 million in interest income resulting from a higher outstanding timeshare financing receivables balance and an increase of $3 million in fees generated from servicing the loans provided by third-party developers to purchasers of their VOIs.

Financing margin increased for the year ended December 31, 2017, compared to 2016, primarily due to an increase in the loan portfolio. Financing margin percentage decreased for the year ended December 31, 2017, compared to 2016, primarily due to higher non-recourse debt balance associated with the additional drawdown on our Timeshare Facility in December 2016 and our 2017 securitization.  See Note 14: Debt & Non-recourse Debt in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Resort and Club Management

	Year Ended December 31,			2018 vs 2017 Variance		2017 vs 2016 Variance
($ in millions)	2018	2017	2016	$	%	$	%
Club management revenue	$112	$99	$92	$13	13.1%	$7	7.6%
Resort management revenue	60	59	51	1	1.7	8	15.7
Resort and club management revenues	172	158	143	14	8.9	15	10.5
Club management expense	29	25	23	4	16.0	2	8.7
Resort management expense	18	18	13	—	—	5	38.5
Resort and club management expenses	47	43	36	4	9.3	7	19.4
Resort and club management margin	125	$115	$107	$10	8.7	$8	7.5
Resort and club management margin percentage	72.7%	72.8%	74.8%

Resort and club management revenues increased by $14 million for the year ended December 31, 2018, compared to 2017, primarily due to an increase of approximately 20,200 in Club members and higher rates pertaining to annual dues and transaction fees.

Resort and club management margin increased for the year ended December 31, 2018, compared to 2017, primarily due to the aforementioned increases in revenues. Resort and club management margin percentage remained relatively flat for the year ended December 31, 2018, compared to 2017.

Resort and club management revenues increased for the year ended December 31, 2017 compared to 2016, primarily due to (i) an increase in resort management revenue from the launch of new properties during the second half of 2016 and (ii) an increase of approximately 19,300 in Club members and higher rates pertaining to annual dues and transaction fees.  These increases were partially offset by higher resort and club management expenses due to an increase in costs for servicing additional Club members and properties and a one-time fee earned in 2016 on a prepaid contract.

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
Rental and Ancillary Services

	Year Ended December 31,			2018 vs 2017 Variance		2017 vs 2016 Variance
($ in millions)	2018	2017	2016	$	%	$	%
Rental revenues	$191	$156	$149	$35	22.4%	$7	4.7%
Ancillary services revenues	27	23	24	4	17.4	(1)	(4.2)
Rental and ancillary services revenues	218	179	173	39	21.8	6	3.5
Rental expenses	110	103	90	7	6.8	13	14.4
Ancillary services expense	23	19	23	4	21.1	(4)	(17.4)
Rental and ancillary services expenses	133	122	113	11	9.0	9	8.0
Rental and ancillary services margin	85	$57	$60	$28	49.1	$(3)	(5.0)
Rental and ancillary services margin percentage	39.0%	31.8%	34.7%

Rental and ancillary services revenues increased by $39 million for the year ended December 31, 2018, compared to 2017, primarily due to an increase of $35 million in rental revenues as a result of higher rental room revenue from transient guests due to the acquisition of an operating hotel in New York City, New York in June 2018.  Additionally, we had higher club inventory rentals at our developed and fee-for-service properties. Rental and ancillary services margin and margin percentage increased for year ended December 31, 2018 compared to 2017, primary due to the aforementioned increases in revenues and related expenses.

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

Other Operating Expenses

	Year Ended December 31,			2018 vs 2017 Variance		2017 vs 2016 Variance
($ in millions)	2018	2017	2016	$	%	$	%
Unallocated general and administrative	$117	$104	$65	$13	12.5%	$39	60.0%
Allocated general and administrative	—	—	27	—	NM(1)	(27)	(100.0)
General and administrative	$117	$104	$92	$13	12.5	$12	13.0

(1)	Fluctuation in terms of percentage change is not meaningful.

Unallocated general and administrative expenses increased by $13 million for the year ended December 31, 2018, compared to 2017, primarily due to higher one-time consulting and software license fees relating to the Oracle cloud-based information system implemented during 2018. Additionally, the substantial completion of the spin-off from Hilton during 2018 resulted in additional costs related to the establishment of stand-alone corporate functions.

Unallocated general and administrative expenses increased for the year ended December 31, 2017, compared to 2016, primarily due to an increase in expenses relating to regulatory filings, professional fees and other costs as a result of becoming an independent publicly-traded company. Allocated general and administrative were expenses allocated to us from Hilton relating to the spin-off which was completed on January 3, 2017.

	Year Ended December 31,			2018 vs 2017 Variance		2017 vs 2016 Variance
($ in millions)	2018	2017	2016	$	%	$	%
Depreciation and amortization	$36	$29	$24	$7	24.1%	$5	20.8%
License fee expense	98	87	80	11	12.6	7	8.8

Depreciation and amortization expense increased for the year ended December 31, 2018, compared to 2017, primarily due to additional leasehold improvements and software placed into service in 2018.

Depreciation and amortization expense increased for the year ended December 31, 2017, compared to 2016, primarily due to asset transfers from Hilton during the fourth quarter of 2016, some of which we hold as property and equipment for future conversion into inventory.

License fee expense increased for the years ended December 31, 2018, compared to the respective prior periods, as a result of increases in revenues subject to license fees during those periods.

Non-Operating Expenses

	Year Ended December 31,			2018 vs 2017 Variance		2017 vs 2016 Variance
($ in millions)	2018	2017	2016	$	%	$	%
Interest expense	$30	$27	3	$3	11.1%	$24	NM(1)
Allocated Parent interest expense	—	—	26	—	NM(1)	(26)	(100.0)%
Equity in earnings from unconsolidated affiliates	—	(1)	—	1	(100.0)	(1)	NM(1)
Other loss, net	1	—	1	1	NM(1)	(1)	(100.0)
Income tax expense (benefit)	105	(16)	125	121	NM(1)	(141)	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in non-operating expenses for the year ended December 31, 2018, compared to 2017, is primarily due to (i) an increase in interest expense due to a higher average outstanding balance on our senior secured credit facilities in 2018 and (ii) the change in our income tax expense (benefit) due to a one-time re-measurement benefit of our deferred tax balance in 2017 as a result of the Tax Cut and Jobs Act.

The change in non-operating expenses for the year ended December 31, 2017, compared to 2016, is primarily due to (i) an increase in interest expense which directly relates to the financing transactions closed during and subsequent to the fourth quarter of 2016, (ii) a decrease in allocated parent interest expense primarily due to us being released from the unconditional obligation to guarantee certain Hilton allocated debt in November 2016, (iii) equity in earnings from unconsolidated affiliated relates to our 25 percent interest in BRE Ace LLC (see Note 9: Investment in Unconsolidated Affiliate in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information) and (iv) a decrease in our net deferred income tax liabilities primarily as a result of the Tax Cut and Jobs Act enacted on December 22, 2017.

2019 Outlook

We announced the following full year guidance, which assumes no impact from construction-related revenue and expenses deferrals.

($ in millions, except share data)	2019 Low Case	2019 High Case
Contract Sales	9.0%	11.0%
Fee-for-service as % of contract sales	48%	54%

Net Income	$260	$275
Income tax expense	97	103
Pre-tax income	357	378
Interest expense	30	27
Depreciation and amortization	42	39
Interest expense and depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	2
EBITDA	430	446
Share-based compensation expense	18	20
Other adjustment items	2	4
Adjusted EBITDA	$450	$470

Diluted shares	95	95
Earnings per share - diluted	$2.74	$2.89

Cash flow from operating activities	$75	$115
Non-inventory capex	(60)	(50)
Free Cash Flow	15	65
Net proceeds from securitization activity	45	55
Adjusted Free Cash Flow	$60	$120

Liquidity and Capital Resources

Overview

Our cash management objectives are to maintain the availability of liquidity, minimize operational costs, make debt payments and fund future acquisitions and development projects. Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including payroll and related benefits, legal costs, operating costs associated with the operation of our resorts and sales centers, interest and scheduled principal payments on our outstanding indebtedness, inventory related purchase commitments, and capital expenditures for renovations and maintenance at our offices and sales centers. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, inventory related purchase commitments and costs associated with potential acquisitions and development projects.

We finance our short- and long-term liquidity needs primarily by cash and cash equivalents, cash generated from our operations, draws on our senior secured credit facility and Timeshare Facility, and through periodic securitizations of our timeshare financing receivables.

•

As of December 31, 2018, we had total cash and cash equivalents of $180 million, including $72 million of restricted cash. The restricted cash balance relates to escrowed cash from our sales of our VOIs and reserves related to our non-recourse debt.

•

In November 2018, we amended certain terms of our existing senior secured credit facilities, whereby, the borrowing capacity under the revolving facility was increased from $200 million to $800 million and the existing term loan was increased to $200 million.  The new facility includes incrementally better pricing than the previous facility and provides HGV greater flexibility to pursue its capital deployment strategies. As of December 31, 2018, we have $684 million remaining borrowing capacity under the revolver facility which includes $29 million of undrawn borrowing capacity available for letters of credit and $10 million available under short-term borrowings. See Note 14: Debt and Non-Recourse Debt included in Item 8 of this Annual Report on Form 10-K for additional information.

•	In September 2018, we completed a securitization of approximately $350 million. We have additional borrowing capacity of $330 million under our Timeshare Facility as of December 31, 2018.

We believe these sources of capital will be adequate to meet our short-term and long-term liquidity requirements for operating expenses and other expenditures, including payroll and related benefits, legal costs, and to finance our long-term growth plan and capital expenditures for the foreseeable future.

We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables at metrics setting the benchmark for the industry, and provides the ability to be strategically opportunistic in the marketplace, while providing returns to our shareholders.  We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand.  As of December 31, 2018, our inventory related purchase commitment was $607 million over six years of which we expect to purchase $237 million in 2019.

Prior to the first quarter of 2017, any net cash generated by our business was transferred to Hilton, where it was centrally managed. Transfers of cash to and from Hilton for prior periods were reflected as a component of Net transfers (to) from Parent in our consolidated statements of cash flows.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,			2018 vs 2017 Variance		2017 vs 2016 Variance
($ in millions)	2018	2017	2016	$	%	$	%
Net cash provided by (used in):
Operating activities	$(159)	$356	$182	$(515)	NM(1)	$174	95.6%
Investing activities	(62)	(87)	(34)	25	(28.7)	(53)	NM(1)
Financing activities	104	(123)	(76)	227	NM(1)	(47)	61.8

(1)	Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flow (used in) provided by operating activities is primarily generated from (i) sales and financing of VOIs and (ii) net cash generated from managing our resorts, Club operations and providing related ancillary services. Cash flows used in operating activities primarily include spending for the acquisition of inventory, development of new phases of existing resorts and funding our working capital needs. Our cash flows provided by operations generally vary due to the following factors related to the sale of our VOIs; the degree to which our owners finance their purchase and our owners’ repayment of timeshare financing receivables; the timing of management and sales and marketing services provided; and cash outlays for real estate to be converted to inventory in the future. Additionally, cash flow provided by operations will also vary depending upon our sales mix of VOIs; over time, we generally receive more cash from the sale of an owned VOI as compared to that from a fee-for-service sale.

The change in net cash flows (used in) provided by operating activities for the year ended December 31, 2018 compared to 2017 was primarily due to increased uses of cash for working capital requirements such as (i) purchases of $299 million of real estate for future conversion to inventory; and (ii) deposits of $46 million related to inventory purchase commitments. Additionally, operating activities were impacted by the following timing items:  (i) a federal tax payment of $63 million made in January 2018 that was deferred from 2017 pursuant to a tax relief program for regions impacted by Hurricane Irma; (ii) timing of license fee payments; and (iii) an increase in inventory spending in 2018 due to a deferral of certain VOI inventory expenditure in 2017.

Net cash flows provided by operating activities increased by $174 million during the year ended December 31, 2017, compared to 2016, primarily as a result of improved operating results in both segments as well as increased sources of cash for working capital requirements along with the timing of following items: (i) a one-time $63 million deferral of estimated federal tax payments until January 2018 for regions impacted by Hurricane Irma and (ii) a reduction of inventory spending due to a deferral of certain VOI inventory expenditures until the first half of 2018.

The following table exhibits our VOI inventory spending for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
($ in millions)	2018	2017	2016
VOI spending - owned properties	$135	$45	$73
VOI spending - fee-for-service upgrades(1)	51	53	74
Real estate for future conversion into inventory	299	—	—
Inventory deposits	46	—	—
Total VOI inventory spending	$531	$98	$147

(1)

Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects of $34 million, $36 million and $49 million recorded in Costs of VOI sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Year Ended December 31,			2018 vs 2017 Variance		2017 vs 2016 Variance
($ in millions)	2018	2017	2016	$	%	$	%
Capital expenditures for property and equipment	$(44)	$(35)	$(26)	$(9)	25.7%	$(9)	34.6%
Software capitalization costs	(19)	(12)	(8)	(7)	58.3	(4)	50.0%
Return of investment from unconsolidated affiliates	11	—	—	11	NM(1)	—	NM(1)
Investment in unconsolidated affiliates	(10)	(40)	—	30	(75.0)	(40)	NM(1)
Net cash used in investing activities	$(62)	$(87)	$(34)	$25	(28.7)	$(53)	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Net cash used in investing activities decreased by $25 million during the year ended December 31, 2018 compared to 2017, primarily due to (i) a reduction in investment in unconsolidated affiliates (ii) an $11 million return of investment from our 25 percent interest in BRE Ace LLC, partially offset by (iii) higher capital expenditures for property and equipment and higher software capitalization costs related to the Oracle cloud based information system implemented during the second quarter of 2018.

Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

Net cash used in investing activities increased by $53 million during the year ended December 31, 2017, compared to 2016, primarily due to our 25 percent investment interest in BRE Ace LLC (see Note 9: Investment in Unconsolidated Affiliates in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion) and higher capital expenditures for property and equipment.

Financing Activities

The following table summarizes our net cash provided by (used in) financing activities:

	Year Ended December 31,			2018 vs 2017 Variance		2017 vs 2016 Variance
($ in millions)	2018	2017	2016	$	%	$	%
Issuance of debt	$530	$—	$200	$530	NM(1)	$(200)	(100.0)%
Issuance of non-recourse debt	663	350	300	313	89.4	50	16.7
Repurchase and retirement of common stock	(183)	—	—	(183)	NM(1)	—	NM(1)
Repayment of debt	(408)	(10)	—	(398)	NM(1)	(10)	NM(1)
Repayment of non-recourse debt	(485)	(459)	(110)	(26)	5.7	(349)	NM(1)
Debt issuance costs	(12)	(5)	(10)	(7)	NM(1)	5	(50.0)
Allocated debt activity	—	—	111	—	NM(1)	(111)	(100.0)
Net transfers to Parent	—	—	(567)	—	NM(1)	567	(100.0)
Proceeds from stock option exercises	—	1	—	(1)	(100.0)	1	NM(1)
Payment of withholding taxes on vesting of restricted stock units	(4)	—	—	(4)	NM(1)	—	NM(1)
Capital contribution	3	—	—	3	NM(1)	—	NM(1)
Net cash provided by (used in) financing activities	$104	$(123)	$(76)	$227	NM(1)	$(47)	61.8

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in net cash provided by (used in) financing activities for the year ended December 31, 2018, compared to 2017, was primarily due to additional borrowings of $530 million and $313 million, respectively, under our senior secured credit facilities and Timeshare Facility, partially offset by (i) additional repayments related to the borrowings on our senior secured credit facilities and securitized debt,  (ii) higher debt issuance costs as a result of amending our Credit Agreement for our senior secured credit facilities in November 2018, and (iii) the repurchase of 4,987,263 shares of our common stock. See Recent Events and Note 14: Debt & Non-recourse Debt in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

The change in net cash used in financing activities for the year ended December 31, 2017, compared to 2016, was primarily due to our financing transactions that occurred during the first quarter of 2017.  During the year ended December 31, 2017, we issued $350 million in non-recourse securitized debt and paid $5 million in debt issuance costs. The proceeds received from the non-recourse securitized debt were used to pay down a portion of our Timeshare Facility. We also paid $10 million of the principal amount of the senior secured term loan. See Note 14: Debt & Non-recourse Debt in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion. Additionally, following the spin-off date we no longer transfer cash to or from Hilton.

In 2016, subsequent to our guarantor obligation release of Hilton’s Allocated Parent Debt, we entered into several financing transactions including the issuance of our senior secured credit facilities, consisting of a $200 million variable-rate term loan facility (the “Term Loans”) and a revolving credit facility in an aggregate principal amount of up to $200 million, each with a five-year maturity, and incurred $4 million of debt issuance costs.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2018:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(1)	$783	$42	$82	$342	$317
Non-recourse debt(1)	825	215	397	149	64
Operating leases	94	16	29	20	29
Purchase commitments	607	237	238	98	34
Total contractual obligations	$2,309	$510	$746	$609	$444

(1)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 2.50 percent as of December 31, 2018.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2018, consisted of $607 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances, see Note 22: Commitments and Contingencies in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Subsequent Events

In January 2019, we acquired land in Maui, Hawaii for future development into timeshare inventory. The purchase was comprised of a $60 million cash payment and a $23 million promissory note, which will bear contractual interest of $27 million. The combined principal and interest of the promissory note will be paid in four equal annual installments beginning in January 2028.

In January 2019, we purchased timeshare inventory in Barbados for $9 million.

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

Revenue Recognition

In accordance with ASC 606, revenue is recognized upon the transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. To achieve the core principle of the guidance, we take the following steps: (i) identify the contract with the customer; (ii) determine whether the promised goods or services are separate performance obligations in the contract; (iii) determine the transaction price, including considering the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract based on the standalone selling price or estimated standalone selling price of the good or service; and (v) recognize revenue when (or as) we satisfy each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. For arrangements that contain multiple goods or services, we determine whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement. When allocating the transaction price in the arrangement, we may not have observable standalone sales for all the performance obligations in these contracts; therefore, we exercise significant judgement when determining the standalone selling price of certain performance obligations. In order to estimate the standalone selling prices, we primarily rely on the expected cost plus margin and adjusted market assessment approaches. We then recognize the revenue allocated to each performance obligation as the related performance obligation is satisfied.  See Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

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

Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 0.5 percentage point increase to our projected default rates used in the allowance calculation would increase our allowance for loan losses by approximately $8 million.

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

The following table sets forth the contractual maturities, weighted average interest rates and the total fair values as of December 31, 2018, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2019	2020	2021	2022	2023	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	11.916%	$86	$87	$86	$83	$80	$238	$660	$679
Fixed-rate unsecuritized timeshare financing receivables	12.678%	64	54	58	63	67	326	632	660
Liabilities:(3)
Fixed-rate debt(4)	4.022%	193	165	87	63	76	362	946	935
Variable-rate debt(4)	4.421%	10	10	130	10	272	—	432	429

(1)	Weighted average interest rate as of December 31, 2018.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Fixed-rate debt includes principal outstanding debt of $300 million and non-recourse debt of $646 million as of December 31, 2018. Variable-rate debt includes principal outstanding debt of $312 million and non-recourse debt of $120 million as of December 31, 2018. See Note 14: Debt & Non-recourse Debt in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hilton Grand Vacations Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hilton Grand Vacations Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Orlando, Florida

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hilton Grand Vacations Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hilton Grand Vacations Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Grand Vacations Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Orlando, Florida

February 28, 2019

HILTON GRAND VACATIONS INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$108	$246
Restricted cash	72	51
Accounts receivable, net of allowance for doubtful accounts of $14 and $9	153	112
Timeshare financing receivables, net	1,120	1,071
Inventory	527	509
Property and equipment, net	559	238
Investments in unconsolidated affiliates	38	41
Intangible assets, net	81	72
Other assets	95	44
TOTAL ASSETS (variable interest entities - $647 and $471)	$2,753	$2,384
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$324	$339
Advanced deposits	101	104
Debt, net	604	482
Non-recourse debt, net	759	583
Deferred revenues	95	109
Deferred income tax liabilities	254	249
Total liabilities (variable interest entities - $640 and $455)	2,137	1,866
Commitments and contingencies - see Note 22
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 94,558,086 and 99,136,304 issued and outstanding as of December 31, 2018 and 2017, respectively	1	1
Additional paid-in capital	174	162
Accumulated retained earnings	441	355
Total equity	616	518
TOTAL LIABILITIES AND EQUITY	$2,753	$2,384

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues
Sales of VOIs, net	$734	$548	$508
Sales, marketing, brand and other fees	570	544	499
Financing	158	147	134
Resort and club management	172	158	143
Rental and ancillary services	218	179	173
Cost reimbursements	147	135	126
Total revenues	1,999	1,711	1,583
Expenses
Cost of VOI sales	210	148	152
Sales and marketing	728	663	605
Financing	49	43	32
Resort and club management	47	43	36
Rental and ancillary services	133	122	113
General and administrative	117	104	92
Depreciation and amortization	36	29	24
License fee expense	98	87	80
Cost reimbursements	147	135	126
Total operating expenses	1,565	1,374	1,260
Interest expense	(30)	(27)	(3)
Allocated Parent interest expense	—	—	(26)
Equity in earnings from unconsolidated affiliates	—	1	—
Other loss, net	(1)	—	(1)
Income before income taxes	403	311	293
Income tax (expense) benefit	(105)	16	(125)
Net income	$298	$327	$168
Earnings per share:(1)
Basic	$3.07	$3.30	$1.70
Diluted	$3.05	$3.28	$1.70

(1)

For the year ended December 31, 2016, basic and diluted earnings per share was calculated based on shares distributed to Hilton Grand Vacations Inc.’s shareholders on January 3, 2017. See Note 19: Earnings Per Share for further discussion.

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$298	$327	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36	29	24
Amortization of costs to obtain a contract	2	—	—
Amortization of deferred financing costs and other	5	5	5
Provision for loan losses	69	58	49
Other loss, net	1	—	1
Share-based compensation	16	15	—
Deferred income tax expense (benefit)	20	(129)	23
Equity in earnings from unconsolidated affiliates	—	(1)	—
Distributions received from unconsolidated affiliates	2	—	—
Net changes in assets and liabilities:
Accounts receivables, net	(41)	12	(30)
Timeshare financing receivables, net	(118)	(103)	(98)
Inventory	16	47	7
Purchase of real estate for future conversion to inventory	(299)	—	—
Other assets	(31)	(4)	(4)
Accounts payable, accrued expenses and other	(24)	95	28
Advanced deposits	14	1	7
Deferred revenues	(126)	3	3
Other	1	1	(1)
Net cash (used in) provided by operating activities	(159)	356	182
Investing Activities
Capital expenditures for property and equipment	(44)	(35)	(26)
Software capitalization costs	(19)	(12)	(8)
Return of investment from unconsolidated affiliates	11	—	—
Investment in unconsolidated affiliates	(10)	(40)	—
Net cash used in investing activities	(62)	(87)	(34)
Financing Activities
Issuance of debt	530	—	200
Issuance of non-recourse debt	663	350	300
Repurchase and retirement of common stock	(183)	—	—
Repayment of debt	(408)	(10)	—
Repayment of non-recourse debt	(485)	(459)	(110)
Debt issuance costs	(12)	(5)	(10)
Allocated debt activity	—	—	111
Net transfers to Parent	—	—	(567)
Proceeds from stock option exercises	—	1	—
Payment of withholding taxes on vesting of restricted stock units	(4)	—	—
Capital contribution	3	—	—
Net cash provided by (used in) financing activities	104	(123)	(76)
Net (decrease) increase in cash, cash equivalents and restricted cash	(117)	146	72
Cash, cash equivalents and restricted cash, beginning of period	297	151	79
Cash, cash equivalents and restricted cash, end of period	$180	$297	$151
Supplemental Disclosures (1)

(1)	For supplemental disclosures, see Note 23: Supplemental Disclosures of Cash Flow Information.

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions)

	Common Stock		Parent	Additional Paid-in	Accumulated Retained	Total Equity
	Shares	Amount	Deficit	Capital	Earnings	(Deficit)
Balance as of December 31, 2015	—	$—	$(106)	$—	$—	$(106)
Net income(1)	—	—	140	—	28	168
Net transfers from Parent	—	—	(567)	—	—	(567)
Capital contribution from Parent	—	—	672	—	—	672
Issuance of common stock(2)	99	1	(1)	—	—	—
Reclassification of Parent equity to additional paid-in capital(2)	—	—	(138)	138	—	—
Balance as of December 31, 2016	99	1	—	138	28	167
Net income	—	—	—	—	327	327
Deferred intercompany transaction(3)	—	—	—	9	—	9
Activity related to share-based compensation	—	—	—	12	—	12
Other(3)	—	—	—	3	—	3
Balance as of December 31, 2017	99	1	—	162	355	518
Net income	—	—	—	—	298	298
Activity related to share-based compensation	—	—	—	13	—	13
Repurchase and retirement of common stock	(5)	—	—	(7)	(176)	(183)
Revenue recognition cumulative- effect adjustment	—	—	—	—	(38)	(38)
Capital contribution	—	—	—	3	—	3
Other	—	—	—	3	2	5
Balance as of December 31, 2018	94	$1	$—	$174	$441	$616

(1)

Net income earned prior to October 24, 2016, is included in Additional paid-in-capital instead of Accumulated retained earnings since the accumulated of retained earnings began as of the date of issuance of the Company’s common stock to Park Hotels & Resorts Inc.  See Note 1: Organization for further discussion.

(2)

Parent deficit was reclassified and allocated between common stock and additional paid-in capital based on the number of shares issued and outstanding as of the stock split that occurred on January 3, 2017. See Note 1: Organization for further information.

(3)	Includes pre-spin tax adjustment.

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; operating resorts; financing and servicing loans provided to consumers for their timeshare purchases; and managing our points-based Hilton Grand Vacations Club exchange program (the “Club”). As of December 31, 2018, we had 54 properties, comprised of 8,888 units, located in the United States (“U.S.”), Japan and Europe.

Our Spin-off from Hilton Worldwide Holdings Inc.

During 2016, Hilton Worldwide Holdings Inc. (“Hilton”) completed an internal reorganization and contributed to the Company the US. and non- U.S. timeshare subsidiaries, including Hilton Resorts Corporation in preparation of the tax-free spin-offs of Park Hotels & Resorts Inc. (“Park”) and HGV.  We are a Delaware corporation formed on May 2, 2016. On May 4, 2016, the Company issued 100 shares of its common stock, par value $0.01 per share, to Park for $1.00 in cash. On October 24, 2016, the Company issued one share of its common stock, par value $0.01 per share, to Park in connection with the contribution by Park of all shares of common stock of Hilton Resorts Corporation owned by Park to HGV. Net income earned prior to October 24, 2016, is included in Additional paid-in capital instead of Accumulated retained earnings since the accumulation of retained earnings began as of the date of issuance of the Company’s common stock to Park. The issuance of such share of common stock was not registered under the Securities Act, because the share was issued in a transaction by the issuer not involving any public offering exempt from registration under Section 4(a)(2) of the Securities Act. We filed a Registration Statement on Form 10 describing the transaction with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on December 2, 2016.

On December 30, 2016, we filed an Amended & Restated Charter with an effective date of 4:59 p.m., Eastern time, on January 3, 2017, whereby our shares were split into 98,802,597 shares using a formula by reference to the number of Hilton shares outstanding.

On January 3, 2017, the previously announced spin-off of Hilton Grand Vacations from Hilton was completed. As a result of the spin-off, we became an independent public company, and our common stock is listed on the New York Stock Exchange under the symbol “HGV.” Following the spin-off, Hilton did not retain any ownership interest in our company. In connection with the completion of the spin-off, we entered into agreements with Hilton (who at the time was a related party) and other third parties, including licenses to use the Hilton Grand Vacations brand. The audited consolidated financial statements reflect the effect of these agreements. For each of the years ended December 31, 2018 and 2017, we incurred $178 million in costs relating to the agreements entered with Hilton. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business for further information.

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

Allocations

Prior to the spin-off, our consolidated financial statements included certain indirect general and administrative costs allocated to us by Hilton for certain functions and services including, but not limited to, executive office, finance and other administrative support primarily on the basis of financial and operating metrics that Hilton had historically used to allocate resources and evaluate performance against its strategic objectives. Both we and Hilton considered the basis on which expenses had been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. These costs were included in General and administrative in our consolidated statements of operations, for the year ended December 31, 2016.

Summary of Significant Accounting Policies

Revenue Recognition

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

The reported results as of and for the year ended December 31, 2018, reflects the application of ASC 606 while the reported financial position as of December 31, 2017 and results for years ended December 31, 2017 and 2016 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”) and ASC 978-605, Real Estate – Time-Sharing Activities, Revenue Recognition, which is also referred to herein as the “previous accounting guidance.”

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

Contracts with Multiple Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. For arrangements that contain multiple goods or services, we determine whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement. When allocating the transaction price in the arrangement, we may not have observable standalone sales for all of the performance obligations in these contracts; therefore, we exercise significant judgement when determining the standalone selling price of certain performance obligations. In order to estimate the standalone selling prices, we primarily rely on the expected cost plus margin and adjusted market assessment approaches. We then recognize the revenue allocated to each performance obligation as the related performance obligation is satisfied as discussed below.

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

•

Sales, marketing, brand and other fees— We enter into contracts with third-party developers to sell VOIs on their behalf through fee-for-service agreements for which we earn sales commissions and other fees. These commissions are variable as they are based on the sales and marketing results, which are subject to the constraint on variable consideration and resolved on a monthly basis over the contract term.  We estimate such commissions to the extent that it is probable that a significant reversal of such revenue will not occur and recognize the commissions as the developer receives and consumes the benefits of the services. Any changes in these estimates would affect revenue and earnings in the period such variances are realized.

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

•

Financing— We offer financing to qualifying customers purchasing our VOI. Revenue from the financing of timeshare sales is recognized on the accrual method as earned based on the outstanding principal, interest rate and terms stated in each individual financing agreement. We also recognize revenue from servicing the loans provided by third-party developers to purchasers of their VOIs over the period services are rendered.

•

Resort and club management— As part of our VOI sales, our customers enter into a Club arrangement which gives the customer an annual allotment of Club points that allow the customer to exchange the Club points for a number of vacation options. We manage the Club, receiving Club activation fees, annual dues and transaction fees from member exchanges. Club activation fees and the member's first year of annual dues are paid at the time of the VOI sale. The Club activation fee relates to activities we are required to undertake at or near contract inception to fulfill the contract, and does not result in the transfer of a promised good or service. Since our customers are granted the opportunity to renew their membership on an annual basis for no additional activation fee, we defer and amortize the activation fee on a straight-line basis over the seven year average inventory holding period. Annual dues for membership renewals are billed each year, and we recognize revenue from these annual dues over the period services are rendered. A member may elect to enter into an optional exchange transaction with their allotted Club points at which point the member pays their required transaction fee. This option does not represent a material right as the transactions are priced at their standalone selling price. Revenue related to the transaction is recognized when the services are rendered.

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

•

Rental and ancillary services—Our rental and ancillary services consist primarily of rental revenues on unoccupied vacation ownership units and ancillary revenues. Rental revenue is recognized when occupancy has occurred. Advance deposits on the rental unit and the corresponding revenue is deferred and recognized upon the customer’s vacation stay. Ancillary revenues consist of food and beverage, retail, spa offerings and other guest services. We recognize ancillary revenue when goods have been provided and/or services have been rendered.

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

•

Cost reimbursements—As part of our management agreements with HOAs and fee-for-service developers, we receive cost reimbursements for performing the day to day management services, including direct and indirect costs that HOAs and developers reimburse to us. These costs primarily consist of payroll and payroll related costs for management of the HOAs and other services we provide where we are the employer. Cost reimbursements are based upon actual expenses with no added margin, and are billed to the HOA on a monthly basis. We recognize cost reimbursements when we incur the related reimbursable costs as the HOA receives and consumes the benefits of the management services.

We capitalize all incremental costs incurred to obtain a contract when such costs would not have been incurred if the contract had not been obtained. We elect to expense costs incurred to obtain a contract when the deferral period would be one year or less. Commissions for VOI sales for resorts under construction are expensed when the associated VOI revenue is recognized which is upon completion of the resort. These commissions are classified as Sales and marketing expense in our audited consolidated statements of operations.

As of December 31, 2018, the ending asset balance for costs to obtain a contract was $2 million relating to deferred commission costs for certain vacation package sales. For the year ended December 31, 2018, we recognized $17 million of expense relating to certain vacation packages and VOI sales.

Other than the United States, there were no countries that individually represented more than 10 percent of total revenues for the years ended December 31, 2018, 2017 and 2016.

We earn commission and other fees related to fee-for-service agreements to sell VOIs.  For the year ended December 31, 2018, we did not earn more than 10 percent of our total revenue from one customer. For the years ended December 31, 2017 and 2016, approximately 15 percent and 11 percent, respectively, of our total revenue was earned from one customer.

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

We evaluate this portfolio collectively, since we hold a large group of homogeneous timeshare financing receivables, which are individually immaterial. We monitor the credit quality of our receivables on an ongoing basis. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for determining our loan loss reserve requirements on our timeshare financing receivables. For static pool analysis, we stratify our portfolio using certain key dimensions including: FICO scores and equity percentage at the time of sale. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

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

Inventory and Cost of Sales

Inventory includes unsold, completed VOIs; VOIs under construction; and land and infrastructure held for future VOI product development at our current resorts. We carry our completed VOI inventory at the lower of cost or estimated fair value, less costs to sell, which can result in impairment losses and/or recoveries of previous impairments.   Projects under development, along with land and infrastructure for future development are under a held and use impairment model and are reviewed for indicators of impairment quarterly.

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

Property and Equipment

Property and equipment includes land, building and leasehold improvements and furniture and equipment at our corporate offices, sales centers and management offices. Additionally, certain property and equipment is held for future conversion into inventory. Construction-in-progress primarily relates to leasehold improvements not yet placed in service. Property and equipment are recorded at cost. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. Other than the United States, there were no countries that individually represented over 10 percent of total property and equipment, net as of December 31, 2018 and 2017.

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

Intangible Assets

Our intangible assets consist of management agreements and certain proprietary technologies with finite lives. We have management agreements that were recorded at their fair value at the time of the completion of a merger on October 24, 2007 where Hilton became a wholly-owned subsidiary of an affiliate of The Blackstone Group L.P. (“Blackstone”). Additionally, we capitalize costs incurred to develop internal-use computer software, including costs incurred in connection with development of upgrades or enhancements that result in additional functionality. These capitalized costs are included in Intangible assets, net in our consolidated balance sheets. Intangible assets with finite useful lives are amortized using the straight-line method over their respective useful lives, which for management agreements is the contract term. In our consolidated statements of operations, the amortization of these intangible assets is included in depreciation and amortization expense and the amortization of costs to obtain a contract is recognized as a reduction to the related revenues.

We review all finite life intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the fair value in our consolidated statements of operations.

Deferred Financing Costs

Deferred financing costs, including legal fees and upfront lenders fees, related to the Company’s debt and non-recourse debt are deferred and amortized over the life of the respective debt using the effective interest method. These capitalized costs are included in Other assets or Debt, net in our consolidated balance sheets (see Note 14:  Debt & Non-recourse debt for additional information. The amortization of deferred financing costs is included in interest expense in our consolidated statements of operations.

Costs Incurred to Sell VOIs

We expense indirect sales and marketing costs we incur to sell VOIs when incurred. Deferred selling and marketing expenses, which are direct selling and marketing costs related either to an unclosed contract or a contract for which revenue has not yet been recognized, were $4 million and $8 million as of December 31, 2018 and 2017, respectively, and were included in Other assets in our consolidated balance sheets.

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

Currency Translation and Remeasurement

The United States dollar (“USD”) is our reporting currency and is the functional currency of the majority of our operations. For operations whose functional currency is not the USD, assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses are reflected with Total Equity in our consolidated balance sheets.  Related income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to other transactions denominated in a currency other than an entity’s functional currency or intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized as gain or loss on foreign currency transactions included in Other loss, net in our consolidated statements of operations.

Share-Based Compensation Costs

Certain of our employees participate in our 2017 Omnibus Incentive Plan (the “Stock Plan”) which compensates eligible employees and directors with restricted stock units (“RSUs”), time and performance-vesting restricted stock units (“PSUs”) and nonqualified stock options (“options”). We record compensation expense based on the share-based awards granted to our employees.

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

•

Options vest over three years in annual installments from the date of grant, subject to the individual’s continued employment through the applicable vesting date and will terminate 10 years from the date of grant or earlier on the unvested portion of an individual whose service was terminated.  The exercise price is equal to the closing price of the Hilton Grand Vacation’s common stock on the date of grant. The grant date fair value is estimated using the Black-Scholes-Merton Model.

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

Defined Contribution Plan

We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense for our participating employees totaling $10 million for the year ended December 31, 2018.  Prior to the year ended December 31, 2018, Hilton administrated the plan on our behalf.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net income or stockholders’ equity.

Recently Issued Accounting Pronouncements Other Than ASC 606

Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which in part requires entities to assess whether distributions of cash from unconsolidated entities represent a return on the investment or a return of the investment to appropriately classify the distributions in the statement of cash flows. We have made an accounting policy election to use the cumulative earnings approach. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment as operating cash flows and those in excess of that amount will be treated as returns of investment as investing cash flows. On January 1, 2018, we adopted ASU 2016-15 which had no impact on our historical consolidated financial statements.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases.  Under the new provisions of ASU 2016-02 (as subsequently amended), all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. Subsequent to ASU 2016-02, the FASB has issued ASU No. 2018-01 Leases (Topic 842): Land Easement Practical Expedient for Transition, which clarifies the application of lease easements and eases adoption efforts for some land easements. In addition, ASU No. 2018-11 Leases (Topic 842): Targeted Improvements provides for an additional (and optional) transition method by which entities may elect to initially apply the transition requirements in Topic 842 at that entity’s adoption date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and without retrospective application to any comparative prior periods presented. Also, ASU No. 2018-20 Leases (Topic 842): Narrow-Scope Improvements for Lessors provides certain narrow-scope improvements to Topic 842 as it relates to lessors. The provisions of ASU 2016-02 as clarified are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We expect to elect the initial application on January 1, 2019 without retrospective application to any comparative periods presented in accordance with ASU 2018-11. We will choose to elect the package of practical expedients available to us upon adoption and have selected a lease software solution.  We continue to evaluate the effect that this ASU will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current U.S. GAAP, with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update is effective for annual periods beginning after December 15, 2021, with early adoption permitted for annual periods beginning after December 15, 2020. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

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

Note 3: Revenue from Contracts with Customers

Financial Statement Impact of Adopting ASC 606

The cumulative effect of applying the new guidance to all contracts with customers as of January 1, 2018 was recorded as an adjustment to retained earnings as of the adoption date. The following cumulative adjustments were made to the consolidated balance sheet as of January 1, 2018:

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

The table below shows the adjustments that were made to the consolidated balance sheet as of January 1, 2018:

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

Disaggregation of Revenue

The following tables show our disaggregated revenues by segment from contracts with customers. We operate our business in the following two segments: (i) Real estate sales and financing and (ii) Resort operations and club management. Please refer to Note 21: Business Segments below for more details related to our segments.

Year Ended December 31,
2018
($ in millions)
Real Estate and Financing Segment
Sales of VOIs, net	$734
Sales, marketing, brand and other fees	570
Interest income	140
Other financing revenue	18
Real estate and financing segment revenues	$1,462

Year Ended December 31,
2018
($ in millions)
Resort Operations and Club Management Segment
Club management	$112
Resort management	60
Rental (1)	191
Ancillary services	27
Resort operations and club management segment revenues	$390

(1)	Includes intersegment eliminations.

Contract Balances

The following table provides information on our accounts receivable with customers which are included in Accounts Receivable, net on our consolidated balance sheets:

($ in millions)	January 1, 2018	December 31, 2018
Receivables(1)	$97	$122

(1)	Does not include financing receivables from sales of VOIs. See Note 5: Timeshare Financing Receivables for additional information.

The following table presents changes in our contract liabilities for the year ended December 31, 2018.

($ in millions)	January 1, 2018	Additions	Subtractions	December 31, 2018
Contract liabilities:
Advanced deposits	$87	$167	$(153)	$101
Deferred revenue(1)	197	264	(389)	72
Club Bonus Point incentive liability(2)	52	54	(50)	56

(1)

The deferred revenue balance is primarily comprised of (i) sales of VOI under construction, (ii) Club activation fees that are paid at the closing of a VOI purchase, which grants access to our points-based Club and (iii) annual dues for Club membership renewals. As of December 31, 2018, we have no deferred revenues relating to sales of VOIs under construction.

(2)	Amounts related to the Club Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our consolidated balance sheets.

Revenue earned for the year ended December 31, 2018 that was included in the contract liabilities balance at January 1, 2018 was approximately $214 million.

Accounts receivable for the year ended December 31, 2018 include amounts associated with our contractual right to consideration for completed performance obligations related primarily to our fee-for-service arrangements and are realized when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time. For the year ended December 31, 2018, there were no associated impairment losses. Refer to Note 5: Timeshare Financing Receivables for information on balances and changes in balances during the period related to our Timeshare financing receivables.

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

Transaction Price Allocated to Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contract revenue that has not yet been recognized. Our contracts with remaining performance obligations primarily include (i) Club activation fees paid at closing of a VOI purchase, (ii) customers’ advanced deposits on prepaid vacation packages and (iii) Club Bonus Points that may be redeemed in the future. As of December 31, 2018, we had no remaining performance obligations on sales of VOIs under construction.

The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Club Bonus Points as of December 31, 2018:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$101	18 months	Upon customer stays
Club activation fees	63	7 years	Straight-line basis over average inventory holding period
Club Bonus Points	56	24 months	Upon redemption

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following tables compare the reported consolidated balance sheet and statement of operations as of and for the year ended December 31, 2018, as well as the cash flows for the year ended December 31, 2018, to the previous accounting guidance:

	December 31, 2018
	As Reported	Effects of ASC 606	Previous Accounting Guidance
(in millions)
ASSETS
Cash and cash equivalents	$108	$—	$108
Restricted cash	72	—	72
Accounts receivable, net of allowance for doubtful accounts	153	—	153
Timeshare financing receivables, net	1,120	—	1,120
Inventory	527	—	527
Property and equipment, net	559	—	559
Investments in unconsolidated affiliates	38	—	38
Intangible assets, net	81	—	81
Other assets	95	—	95
TOTAL ASSETS	$2,753	$—	$2,753
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$324	$(2)	$322
Advanced deposits	101	16	117
Debt, net	604	—	604
Non-recourse debt, net	759	—	759
Deferred revenues	95	—	95
Deferred income tax liabilities	254	—	254
Total liabilities	2,137	14	2,151
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of December 31, 2018	—	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 94,558,086 issued and outstanding as of December 31, 2018	1	—	1
Additional paid-in capital	174	—	174
Accumulated retained earnings	441	(14)	427
Total equity	616	(14)	602
TOTAL LIABILITIES AND EQUITY	$2,753	$—	$2,753

Total reported liabilities were $14 million less than the balance if the previous accounting guidance were in effect as of December 31, 2018. This was primarily due to releasing the advanced deposits liability to recognize expected breakage revenue on prepaid vacation packages proportionally as our customers redeem their packages.

	Year Ended December 31, 2018
($ in millions)	As Reported	Effects of ASC 606	Previous Accounting Guidance
Revenues
Sales of VOIs, net	$734	$(112)	$622
Sales, marketing, brand and other fees	570	16	586
Financing	158	—	158
Resort and club management	172	1	173
Rental and ancillary services	218	—	218
Cost reimbursements	147	—	147
Total revenues	1,999	(95)	1,904
Expenses
Cost of VOI sales	210	(30)	180
Sales and marketing	728	1	729
Financing	49	—	49
Resort and club management	47	—	47
Rental and ancillary services	133	—	133
General and administrative	117	—	117
Depreciation and amortization	36	2	38
License fee expense	98	—	98
Cost reimbursements	147	—	147
Total operating expenses	1,565	(27)	1,538
Interest expense	(30)	—	(30)
Other loss, net	(1)	—	(1)
Income before income taxes	403	(68)	335
Income tax (expense) benefit	(105)	17	(88)
Net income	$298	$(51)	$247
Earnings per share:
Basic	$3.07	$(0.53)	$2.54
Diluted	$3.05	$(0.53)	$2.52

The following summarizes the significant changes to our consolidated statement of operations for the year ended December 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if we had continued to recognize revenues under the previous accounting guidance:

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

	Year Ended December 31, 2018
($ in millions)	As Reported	Previous Accounting Guidance
Net income	$298	$247
Adjustments to reconcile net income to net cash used in by operating activities	151	138
Changes in operating assets and liabilities
Accounts receivable, net	(41)	(41)
Timeshare financing receivables, net	(118)	(118)
Inventory	16	(14)
Purchases of real estate for future conversion to inventory	(299)	(299)
Other assets	(31)	(48)
Accounts payable, accrued expenses and other	(24)	(24)
Advanced deposits	14	13
Deferred revenues	(126)	(14)
Other	1	1
Net cash used in operating activities	$(159)	$(159)

Note 4: Restricted Cash

Restricted cash was as follows:

	December 31,
($ in millions)	2018	2017
Escrow deposits on VOI sales	$45	$29
Reserves related to non-recourse debt(1)	27	22
	$72	$51

(1)	See Note 14: Debt & Non-recourse Debt for further discussion.

Note 5: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	December 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$660	$632	$1,292
Less: allowance for loan loss	(43)	(129)	(172)
	$617	$503	$1,120

	December 31, 2017
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$471	$741	$1,212
Less: allowance for loan loss	(27)	(114)	(141)
	$444	$627	$1,071

(1)

Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for upcoming securitizations.

In September 2018, we completed a securitization of approximately $350 million of gross timeshare financing receivables and issued approximately $268 million of 3.54 percent notes, $54 million of 3.70 percent notes and $28 million of 4.0 percent notes, which have a stated maturity date of February 25, 2032. The securitization transaction did not qualify as sales and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing; therefore, the proceeds from the transaction are presented as non-recourse debt (collectively, the “Securitized Debt”). The proceeds were primarily used to pay down a portion of our Timeshare Facility.   As of December 31, 2018 and 2017, we had $190 million and $143 million, respectively, of gross timeshare financing receivables securing the Timeshare Facility.  See Note 14: Debt and Non-Recourse Debt for additional information on our Timeshare Facility.

Our timeshare financing receivables as of December 31, 2018 mature as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
Year
2019	$86	$64	$150
2020	87	54	141
2021	86	58	144
2022	83	63	146
2023	80	67	147
Thereafter	238	326	564
	660	632	1,292
Less: allowance for loan loss	(43)	(129)	(172)
	$617	$503	$1,120

We evaluate this portfolio collectively for purposes of estimating variable consideration, since we hold a large group of homogeneous timeshare financing receivables which are individually immaterial. We monitor the credit quality of our receivables on an ongoing basis. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for determining our allowance for loan loss on our timeshare financing receivables. For static pool analysis, we use certain key dimensions to stratify our portfolio, including FICO scores, equity percentage at the time of sale and certain other factors. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio

Our gross timeshare financing receivables balances by FICO score were as follows:

	December 31,
($ in millions)	2018	2017
FICO score
700+	$843	$770
600-699	237	225
<600	27	28
No score(1)	185	189
	$1,292	$1,212

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

We recognize interest income on our timeshare financing receivables as earned. The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. As of December 31, 2018, our timeshare financing receivables had interest rates ranging from 5.25 percent to 20.50 percent, a weighted average interest rate of 12.28 percent, a weighted average remaining term of 7.8 years and maturities through 2030.

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

As of December 31, 2018 and 2017, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $69 million and $49 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	December 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$648	$556	$1,204
31 - 90 days past due	8	11	19
91 - 120 days past due	3	3	6
121 days and greater past due	1	62	63
	$660	$632	$1,292

	December 31, 2017
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$462	$685	$1,147
31 - 90 days past due	6	10	16
91 - 120 days past due	1	4	5
121 days and greater past due	2	42	44
	$471	$741	$1,212

The changes in our allowance for loan loss were as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
December 31, 2015	$17	$89	$106
Write-offs	—	(35)	(35)
Provision for loan loss(1)	(8)	57	49
December 31, 2016	9	111	120
Write-offs	—	(37)	(37)
Securitizations	28	(28)	—
Provision for loan loss(1)	(10)	68	58
December 31, 2017	27	114	141
Write-offs	—	(38)	(38)
Securitizations	28	(28)	—
Provision for loan loss(1)	(12)	81	69
December 31, 2018	$43	$129	$172

(1)	Includes incremental provision for loan loss, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

Note 6: Inventory

Our Inventory was comprised of the following:

	December 31,
($ in millions)	2018	2017
Completed unsold VOIs	$243	$191
Construction in process	9	60
Land, infrastructure and other	275	258
	$527	$509

We benefited from $10 million and $4 million in cost of sales true-ups relating to VOI products for the years ended December 31, 2018 and 2017, respectively, which resulted in a $10 million and $4 million increase to the carrying value of inventory as of December 31, 2018 and 2017, respectively. The incurred expenses below, recorded in Cost of VOI sales, relate to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	December 31,
($ in millions)	2018	2017	2016
Cost of VOI sales related to fee-for-service upgrades	$34	$36	$49

In 2018 and 2017, we recorded non-cash transfers from property and equipment into inventory.  See Note 23: Supplemental Disclosure of Cash Flow Information for additional information.

Note 7: Property and Equipment

Property and equipment and related accumulated depreciation were as follows:

	December 31,
($ in millions)	2018	2017
Land	$268	$53
Buildings and leasehold improvements	295	182
Furniture and equipment	54	48
Construction-in-progress	25	20
	642	303
Accumulated depreciation	(83)	(65)
	$559	$238

In June 2018, we acquired an operating hotel in New York City, New York for $176 million for future conversion to timeshare inventory.  In September 2018, we acquired land in Honolulu, Hawaii for $123 million which will be used to construct a timeshare resort.  Each transaction was accounted for as asset acquisition with the purchase prices being allocated primarily to land, building and leasehold improvements and furniture and equipment.

In 2018 and 2017, we recorded non-cash transfers from property and equipment to inventory.  See Note 23: Supplemental Disclosure of Cash Flow Information for additional information.

Depreciation expense on property and equipment was $23 million, $17 million, and $12 million for the years ended December 31, 2018, 2017 and 2016 respectively.

Note 8: Consolidated Variable Interest Entities

As of December 31, 2018 and 2017, we consolidated four and three variable interest entities (“VIEs”), respectively, that issued Securitized Debt, secured by pledged assets primarily consisting of a pool of timeshare financing receivables, which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of the VIEs are available to settle the obligations of the respective entities.

Our consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	December 31,
($ in millions)	2018	2017
Restricted cash	$23	$18
Timeshare financing receivables, net	617	445
Non-recourse debt(1)	639	454

(1)	Net of deferred financing costs.

During the years ended December 31, 2018, 2017 and 2016, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 9: Investments in Unconsolidated Affiliates

In March 2018, we entered into an agreement with SCG 1776, LLC, an affiliate of Strand Capital Group, LLC and formed 1776 Holding, LLC, a VIE.  Pursuant to the agreement, during the year ended December 31, 2018, we contributed a total of $10 million in cash for a 50 percent interest in 1776 Holding, LLC, which will construct an approximately 99-unit timeshare resort in Charleston, South Carolina.

In July 2017, we entered into an agreement with BRE Ace Holdings LLC, an affiliate of The Blackstone Group L.P. (“Blackstone”) and formed BRE Ace LLC, a VIE.  Pursuant to the agreement, we contributed $40 million in cash for a 25 percent interest in BRE Ace LLC, which owns a 1,201-key timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations,” located in Las Vegas, Nevada.

We do not consolidate 1776 Holdings LLC and BRE Ace LLC because we are not the primary beneficiaries.  Our investment interests in and equity earned from both VIEs are included in the consolidated balance sheets as Investments in unconsolidated affiliates and in the consolidated statements of operations as Equity in earnings from unconsolidated affiliates, respectively.

During the year ended December 31, 2018, we received cash distributions of $13 million from our investment in BRE Ace LLC, of which $11 million was considered a return of investment.

We held investments in our two unconsolidated affiliates with aggregated debt balances of $490 million and $488 million as of December 31, 2018 and 2017, respectively.  The debt is secured by their assets and is without recourse to us.  Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $38 million and $41 million as of December 31, 2018 and 2017, respectively and (ii) receivables for commission and other fees earned under a fee-for-service arrangement.  See Note 20: Related Party Transactions for additional information.

Note 10: Intangible Assets

Intangible assets and related amortization expense were as follows:

	December 31, 2018
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$88	$(41)	$47
Capitalized software	71	(37)	34
	$159	$(78)	$81

	December 31, 2017
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$88	$(37)	$51
Capitalized software	51	(30)	21
	$139	$(67)	$72

Amortization expense on intangible assets was $13 million for the year ended December 31, 2018 and $12 million for each of the years ended December 31, 2017 and 2016. As of December 31, 2018, the weighted average amortization period on management agreements was 13.3 years and capitalized software was 2.6 years.

As of December 31, 2018, we estimated our future amortization expense for our amortizing intangible assets to be as follows:

($ in millions)	Future Amortization Expense
Year
2019	$18
2020	16
2021	12
2022	4
2023	3
Thereafter	28
$81

Note 11: Other Assets

Other assets were as follows:

	December 31,
($ in millions)	2018	2017
Inventory deposits	$46	$—
Prepaid expenses	18	18
Other	31	26
	$95	$44

During the year ended December 31, 2018, we made $46 million of deposits on real estate for future conversion to timeshare inventory.

Note 12: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
($ in millions)	2018	2017
Accrued employee compensation and benefits	$86	$70
Accounts payable	51	45
Bonus point incentive liability	56	52
Due to Hilton	20	23
Income taxes payable	7	64
Other accrued expenses	104	85
	$324	$339

Note 13: Deferred Revenues

Deferred revenues were as follows:

	December 31,
($ in millions)	2018	2017
Deferred VOI sales(1)	$19	$45
Club activation fees	63	54
Other	13	10
	$95	$109

(1)	As of December 31, 2018, we do not have deferred revenues associated with Sales of VOIs under construction.

Deferred VOI sales include the deferred revenues associated with: the sales associated with incomplete phases or buildings; the sales of unacquired inventory; and deferred sales associated with our long-term lease product with a reversionary interest. Club activation fees are paid at closing of a VOI purchase, which grants access to our points-based Club. The revenue from these fees are deferred and amortized on a straight-line basis over the average inventory holding period. Deferred revenues do not include prepaid vacation packages or other prepayments for future stays at our resorts, which are included in Advanced deposits in our consolidated balance sheets.

Note 14: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	December 31
($ in millions)	2018	2017
Debt(1)
Senior secured credit facilities:
Term loans with an average rate of 4.253%, due 2023	$197	$190
Revolver with an average rate of 4.253%, due 2023	115	—
Senior notes with a rate of 6.125%, due 2024	300	300
	612	490
Less: unamortized deferred financing costs and discount(2)(3)	(8)	(8)
	$604	$482

(1)	For the years ended December 31, 2018 and 2017, weighted average interest rates were 5.170 percent and 5.229 percent, respectively.
(2)

Amount includes deferred financing costs of $2 million and $6 million as of December 31, 2018 and $1 million and $7 million as of December 31, 2017, relating to our term loan and senior notes, respectively.

(3)	Amount does not include deferred financing costs of $6 and $2 million as of December 31, 2018 and 2017, relating to our revolving facility included in Other Assets in our consolidated balance sheets.

Senior Secured Credit Facilities

In November 2018, we amended certain terms of our existing credit facilities (the “Amendment”) such as, but not limited to, (i) the existing term loan was increased to $200 million, (ii) the amount of borrowing capacity under the revolving facility was increased from $200 million to $800 million and (iii) the maturity date was extended to November 28, 2023.  The revolving facility has $30 million of borrowing capacity available for letters of credit and  $10 million available for short-term borrowings.  As of December 31, 2018, we had $1 million of outstanding letter of credit under the revolving facility.

In addition, we are required to pay a commitment fee to the lenders under the Revolving Facility in respect of the unutilized commitments thereunder. The commitment fee will be determined based on a first lien net leverage ratio and will range from 0.25% to 0.35% per annum. We are also required to pay customary letter of credit fees.

As a result of the Amendment, we incurred $6 million in debt issuance costs of which $5 million is recorded in Other assets.   During the year ended December 31, 2018, we borrowed $530 million and repaid $408 million, in aggregate, under the original and amended senior secured credit facilities.

The obligations under the senior secured credit facility are unconditionally and irrevocably guaranteed by us and certain of our subsidiaries. We are in compliance with all applicable financial covenants as of December 31, 2018.

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

The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of December 31, 2018.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	December 31
($ in millions)	2018	2017
Non-recourse debt(1)
Timeshare Facility with an average rate of 3.559%, due 2021	$120	$129
Securitized Debt with a rate of 2.280%, due 2026	33	54
Securitized Debt with an average rate of 1.810%, due 2026	74	112
Securitized Debt with an average rate of 2.711%, due 2028	206	293
Securitized Debt with an average rate of 3.602%, due 2032	333	—
	766	588
Less: unamortized deferred financing costs(2)	(7)	(5)
	$759	$583

(1)	For the years ended December 31, 2018 and 2017, weighted average interest rates were 3.126 percent and 2.492 percent, respectively.
(2)

Amount relates to Securitized Debt only and does not include deferred financing costs of $3 million and $2 million as of December 31, 2018 and 2017, respectively, relating to our Timeshare Facility included in Other Assets in our consolidated balance sheets.

In September 2018, we completed a securitization of approximately $350 million of gross timeshare financing receivables and issued approximately $268 million of 3.54 percent notes, $54 million of 3.70 percent notes and $28 million of 4.0 percent notes, which have a stated maturity date of February 25, 2032. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing; therefore, the proceeds from the transaction are presented as non-recourse debt (collectively, the “Securitized Debt”). The proceeds were used to pay down a portion of our Timeshare Facility.

The Timeshare Facility is a non-recourse obligation with a borrowing capacity of $450 million and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In March 2018, we extended the commitment termination date to March 2020.  The maturity date was extended 12 months from the commitment date to March 2021.  As a result of this extension, we incurred $2 million in debt issuance costs recorded in Other assets.  During the year ended December 31, 2018, we borrowed $313 million and repaid $322 million under the Timeshare Facility.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $27 and $22 million as of December 31, 2018 and 2017, respectively, and were included in Restricted cash in our consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of December 31, 2018 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2019	$10	$193	$203
2020	10	165	175
2021	10	207	217
2022	10	63	73
2023	272	76	348
Thereafter	300	62	362
	$612	$766	$1,378

Note 15: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	December 31, 2018
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$1,120	$—	$1,339
Liabilities:
Debt(2)	604	302	309
Non-recourse debt(2)	759	—	753

	December 31, 2017
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$1,071	$—	$1,292
Liabilities:
Debt(2)	482	329	194
Non-recourse debt(2)	583	—	577

(1)	Carrying amount net of allowance for loan loss.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

We do not have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2018 or 2017.

Note 16: Leases

We lease sales centers, office space and equipment under operating leases. Our operating leases may require minimum rent payments, contingent rent payments based on a percentage of revenue or income or rent payments equal to the greater of a minimum rent or contingent rent. Our leases expire at various dates from 2019 through 2030, with varying renewal options.

The future minimum rent payments under non-cancelable leases, due in each of the next five years and thereafter as of December 31, 2018, were as follows:

($ in millions)	Operating Leases
Year
2019	$16
2020	15
2021	14
2022	10
2023	10
Thereafter	29
Total minimum rent payments	$94

Rent expense for all operating leases was as follows:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Minimum rentals	$21	$17	$16
Contingent rentals	3	3	1
	$24	$20	$17

Note 17: Income Taxes

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law. We followed the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provided additional clarification regarding the application of ASC Topic 740 in situations where we did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provided for a measurement period which began in the reporting period that included the Act’s enactment date and ended when we obtained, prepared, and analyzed the information needed to complete the accounting requirements, but in no circumstances could the measurement period extend beyond one year from the enactment date.  As of December 22, 2018, we have completed our accounting for the tax effects of the following elements of the Act, considering all guidance from the U.S. Treasury Department (“U.S. Treasury”) released since the enactment date.

One-Time Repatriation Tax: The one-time deemed repatriation transition tax (“Transition Tax”) is a tax on certain previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiaries.  We were able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $1 million, with a corresponding adjustment of $1 million to income tax expense for the year ended December 31, 2017.  Based on revised E&P computations that were completed during the reporting period, we recognized an additional measurement-period adjustment to reduce the Transition Tax obligation by $1 million, with a corresponding adjustment to reduce income tax expense by $1 million during the period.  The effect of the measurement-period adjustment on the 2018 effective tax rate was approximately (0.2) percent.  The Transition Tax, which has now been determined to be complete, resulted in recording an immaterial total Transition Tax obligation, with a corresponding immaterial adjustment to income tax expense.  The Act provided for the Transition Tax obligation to be paid in installments over eight years,  but we chose to pay the Transition Tax obligation in full since the amount due was immaterial.

Deferred Tax Assets and Liabilities: The Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent.  This required certain deferred tax assets and liabilities to be re-measured as a result of the lower U.S. federal tax rate when the deferred tax assets and liabilities are expected to reverse.  The Act also expanded the scope and repealed certain exceptions to the deduction limitation for executive compensation under Internal Revenue Code (“IRC”) section 162(m), resulting in a write-off of the share-based compensation deferred tax asset related to certain executives’ subject to the IRC section 162(m) limitation.  We were able to reasonably estimate the impact to our deferred tax assets and liabilities and recorded a provisional adjustment of $132 million to reduce our net deferred tax liability balance, with a corresponding adjustment to reduce income tax expense by $132 million for the year ended December 31, 2017.  Based on revised computations that were completed during the reporting period, we recognized an additional measurement-period adjustment of $3 million to reduce our net deferred tax liability balance, with a corresponding adjustment to reduce income tax expense by $3 million during the period.  The effect of the measurement-period adjustment on the 2018 effective tax rate was approximately (0.8) percent.  The impact to our deferred tax assets and liabilities, which has now been determined to be complete, resulted in recording a total reduction to our net deferred tax liability balance of $135 million, with a corresponding adjustment to reduce income tax expense by $135 million.

The Act also subjects a U.S. shareholder to current tax on Global Intangible Low-Taxed Income (“GILTI”).  The FASB staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred.  As of December 31, 2017, we had not yet elected an accounting policy to account for the impact of the GILTI tax as a period expense in the future period the tax arises or as part of deferred tax related to the investment or subsidiary.  As of December 31, 2018, we have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred.  For the year ended December 31, 2018, our estimated GILTI tax, net of related foreign tax credit is immaterial.  We will continue to refine this calculation as additional information becomes available and further guidance is provided by the U.S. Treasury.

Tax loss and credit carryforwards as of December 31, 2018 have expiration dates ranging between nine years and no expiration in certain instances.  The amount of foreign tax loss carryforwards as of December 31, 2018 were $1 million.  The amount of federal tax credit carryforwards as of December 31, 2018 were $2 million.  The valuation allowance increased $2 million from none as of December 31, 2017 to $2 million as of December 31, 2018.  The valuation allowance has been established for financial reporting purposes to offset certain federal deferred tax assets due to uncertainty regarding our ability to realize them in the future.

Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of income before taxes were as follows:

	Year Ended December 31,
($ in millions)	2018	2017	2016
U.S. income before tax	$380	$283	$270
Foreign income before tax	23	28	23
Income before taxes	$403	$311	$293

The components of our provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Current:
Federal	$62	$94	$87
State	15	11	8
Foreign	8	8	7
Total current	85	113	102
Deferred:
Federal	17	(137)	21
State	4	8	2
Foreign	(1)	—	—
Total deferred	20	(129)	23
Total provision for income taxes	$105	$(16)	$125

Reconciliations of our tax provision at the U.S. statutory rate to the provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Statutory U.S. federal income tax provision	$85	$109	$102
State and local income taxes, net of U.S. federal tax benefit	19	12	10
Foreign income tax expense	6	7	7
U.S. benefit of foreign taxes	(6)	(7)	(7)
Valuation allowance changes	2	—	—
Non-deductible transactions costs	—	—	5
Interest on installment sales, net of U.S. federal tax benefit	3	3	7
Interest on installment sales adjustment	—	(5)	—
U.S. tax reform: one-time repatriation tax	(1)	1	—
U.S. tax reform: remeasurement of deferred tax	(3)	(132)	—
U.S. tax reform: remeasurement of long-term interest liability on installment sales, net of federal tax benefit at 21%	—	(2)	—
Other	—	(2)	1
Provision for income taxes	$105	$(16)	$125

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items.

The compositions of net deferred tax balances were as follows:

	December 31,
($ in millions)	2018	2017
Deferred income tax assets	$1	$1
Deferred income tax liabilities	(255)	(250)
Net deferred taxes	$(254)	$(249)

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were as follows:

	December 31,
($ in millions)	2018	2017
Deferred tax assets:
Compensation	$11	$9
Domestic tax credit carryforwards	2	—
Other reserves	57	42
	70	51
Valuation allowance	(2)	—
Deferred tax assets	68	51
Deferred tax liabilities:
Property and equipment	(46)	(54)
Amortizable intangible assets	(10)	(10)
Deferred income	(266)	(236)
Deferred tax liabilities	(322)	(300)
Net deferred taxes	$(254)	$(249)

Note 18: Share-Based Compensation

Stock Plan

The share-based compensation award amounts presented below have been converted to reflect the separation from Hilton. Upon the separation on January 3, 2017, holders of Hilton stock options, RSUs and performance shares received an adjusted award based on our shares.

We issue time-vesting restricted stock units (“RSUs”), time and performance-vesting restricted stock units (“PSUs”) and nonqualified stock options (“options”) to certain employees and directors. We recognized share-based compensation expense of $16 million, $15 million and $8 million during the years ended December 31, 2018, 2017 and 2016 respectively. The total tax benefit recognized related to this compensation was $4 million, $4 million and $3 million for the years ended December 31, 2018, 2017 and 2016 respectively.

As of December 31, 2018, unrecognized compensation costs for unvested awards were approximately $20 million, which is expected to be recognized over a weighted average period of 2.0 years. As of December 31, 2018, there were 7,509,691 shares of common stock available for future issuance.

RSUs

The following table provides information about our RSU grants for the last three fiscal years:

	Year Ended December 31,
	2018	2017	2016
Number of shares granted	378,069	534,329	331,227
Weighted average grant date fair value per share	$42.63	$29.23	$18.68
Fair value of shares vested (in millions)	$13	$11	$4

The following table summarizes the activity of our RSUs during the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	839,800	$25.29
Granted	378,069	42.63
Vested	(413,440)	23.80
Forfeited	(61,047)	32.91
Outstanding, end of period	743,382	34.31

Options

The following table provides information about our option grants for the last three fiscal years:

	Year Ended December 31,
	2018	2017	2016
Number of options granted	312,141	669,658	148,929
Weighted average exercise price per share	$46.48	$28.30	$18.69
Weighted average grant date fair value per share	$14.78	$8.66	$5.21

The grant date fair value of each of these option grants was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected volatility(1)	26.6%	26.3%	32.0%
Dividend yield(2)	—%	—%	1.4%
Risk-free rate(3)	2.7%	2.3%	1.4%
Expected term (in years)(4)	6.0	6.0	6.0

(1)

Due to limited trading history for our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of its share price. As a result, we used an average historical volatility of our peer group over a time period consistent with its expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation.

(2)	At the date of grant we had no plans to pay dividends during the expected term of these options.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)	Estimated using the average of the vesting periods and the contractual term of the options.

The following table summarizes the activity of our options during the year ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	874,574	$25.96
Granted	312,141	46.48
Exercised	(3,792)	28.30
Forfeited, canceled or expired	(76,251)	34.60
Outstanding, end of period	1,106,672	31.14
Exercisable, end of period	378,137	24.14

Performance Shares

During the year ended December 31, 2018 we issued 92,578 PSUs with a weighted average grant date fair value of $42.94. The PSUs are settled at the end of a three-year performance period, with 70 percent of the PSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization. This metric is further adjusted by sales of VOIs under construction. The remaining 30 percent of the PSUs are subject to the achievement of certain VOI sales targets. We determined that the performance conditions for these awards are probable of achievement and, as of December 31, 2018, we recognized compensation expense based on the number of PSUs we expect to vest.

The following table provides information about our PSU grants, which is based on our Adjusted EBITDA metric described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, further adjusted by sales of VOIs under construction, for the year ended December 31, 2018.  We had no PSU grants for the years ended December 31, 2017 and 2016:

Number of shares granted	64,809
Weighted average grant date fair value per share	$42.94
Fair value of shares vested (in millions)	N/A

The following table provides information about our PSU grants, which is based on contract sales as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for the year ended December 31, 2018.  We had no PSU grants for the years ended December 31, 2017 and 2016:

Number of shares granted	27,769
Weighted average grant date fair value per share	$42.94
Fair value of shares vested (in millions)	N/A

The following table summarizes the activity of our PSUs during the year ended December 31, 2018:

	Adjusted EBITDA(1)		Contract Sales
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, beginning of period	—	$—	—	$—
Granted	64,809	42.94	27,769	42.94
Vested	—	—	—	—
Forfeited, canceled or expired	(7,508)	46.62	(3,217)	46.62
Outstanding, end of period	57,301	42.46	24,552	42.46

(1)	Represents our Adjusted EBITDA metric described in Part 1 of this Form 10-K, further adjusted by net recognition and deferral activity from sales of VOIs under construction.

Note 19: Earnings Per Share

The following table presents the calculation of our basic and diluted earnings per share (“EPS”).   The weighted average shares outstanding used to compute basic and diluted EPS for the year ended December 31, 2018 is 97,209,889 and 97,898,242, respectively. The weighted average shares outstanding used to compute basic and diluted EPS for the year ended December 31, 2017 is 98,934,352 and 99,621,199, respectively.  The weighted average shares outstanding for the year ended December 31, 2016 reflect 98,802,597 shares distributed on January 3, 2017, our spin-off date, to our stockholders.

	Year Ended December 31,
($ in millions, except per share amounts)	2018	2017	2016
Basic EPS
Numerator:
Net Income(1)	$298	$327	$168
Denominator:
Weighted average shares outstanding	97	99	99
Basic EPS	$3.07	$3.30	$1.70
Diluted EPS
Numerator:
Net Income(1)	$298	$327	$168
Denominator:
Weighted average shares outstanding	98	100	99
Diluted EPS	$3.05	$3.28	$1.70

(1)	Net income for years ended December 31, 2018, 2017, and 2016 was $298,124,983; $326,777,744 and $167,618,659, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the years ended December 31, 2018 and 2017, we excluded 384,860 and 229,621 share-based compensation awards because their effect would have been anti-dilutive under the treasury stock method.

Note 20: Related Party Transactions

BRE Ace LLC

In July 2017, we entered into an agreement with BRE Ace Holdings LLC and formed BRE Ace LLC, a VIE.  BRE Ace LLC owns the Elara, by Hilton Grand Vacations located in Las Vegas, Nevada.  For the year ended December 31, 2017, we recorded $1 million in Equity in earnings from unconsolidated affiliates, included in our consolidated statements of operations. We did not have any Equity in earnings from unconsolidated affiliates for the year ended December 31, 2018. See Note 9: Investment in Unconsolidated Affiliates for additional information.  Additionally, we earn commissions and other fees related to a fee-for-service agreement with the investee to sell VOIs at Elara, by Hilton Grand Vacations.  These amounts are summarized in the following table and included in our consolidated statements of operations as of the date they became a related party.

	December 31,
($ in millions)	2018	2017	2016
Commission and other fees	$132	$79	$—

Also related to the fee-for-service agreement, as of both December 31, 2018 and 2017, we have outstanding receivables of $29 million.

1776 Holding, LLC

In March 2018, we entered into an agreement with SCG 1776, LLC to form 1776 Holding, LLC.  In conjunction with this agreement we contributed $5 million in cash for a 50 percent ownership interest in 1776 Holding LLC.  In December 2018, we contributed an additional $5 million in cash.  For the year ended December 31, 2018, we recorded less than $1 million loss included in the consolidated statements of operations as Equity in equity (losses) from unconsolidated affiliates. See Note 9: Investment in Unconsolidated Affiliates for additional information.

HNA Tourism Group Co., Ltd

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

The Blackstone Group

In September 2017, Blackstone completed a sale of substantially all of our common stock held by them to several institutional investors and ceased to be a related party to HGV.

The following table summarizes amounts included in our consolidated statements of operations related to a fee-for-service arrangement with Blackstone affiliates to sell VOIs on their behalf through September 30, 2017:

	September 30,	December 31,
($ in millions)	2017	2016
Commission and other fees	$135	$177

Also related to the fee-for-service agreement, as of September 30, 2017, we had outstanding receivables of $8 million.

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

Prior to the spin-off, we had a number of existing arrangements whereby Hilton and others provided services to us. The following tables summarize amounts included in our consolidated financial statements related to the arrangements with Hilton:

Year Ended December 31,
($ in millions)	2016
Consolidated Statements of Operations
Expenses:
General and administrative
Allocated general and administrative	$27
Shared services	12
Defined contribution plan	7
Insurance	2
License fee expense	80
Interest expense
Related party interest expense	2

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

Hilton Honors Program

We participate in Hilton’s guest loyalty program, Hilton Honors. Club members can exchange Club points for Hilton Honors points, which we purchase from Hilton. Hilton maintains and administers the program. We pay Hilton in advance based on an estimated cost per point for the costs of future club exchanges. The associated expense is included in respective operating expenses line item based on the revenue stream in our consolidated statement of operations. For the year ended December 31, 2016, we paid Hilton $58 million for Hilton Honors points. Our prepaid expenses, included in Other assets in our consolidated balance sheets, include the amount of Hilton Honors points purchased from Hilton for future redemptions. The prepaid expense is amortized into earnings evenly through the year.

Net Parent Transfers

The components of Net transfers to Parent in the consolidated statements of stockholders’ equity (deficit) were as follows:

December 31,
($ in millions)	2016
Cash pooling and general financing activities	$(715)
Corporate allocations	53
Income taxes	95
Net transfers to Parent	$(567)

We paid rental fees and fees for other amenities to certain Hilton wholly-owned hotels. During the year ended December 31, 2016 we paid fees of $27 million, included in our consolidated statements of operations.

Note 21: Business Segments

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

We do not include equity in earnings (losses) from unconsolidated affiliate in our measures of segment revenues. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Revenues:
Real estate sales and financing(1)	$1,462	$1,239	$1,143
Resort operations and club management(2)	422	367	339
Total segment revenues	1,884	1,606	1,482
Cost reimbursements	147	135	126
Intersegment eliminations(1)(2)(3)	(32)	(30)	(25)
Total revenues	$1,999	$1,711	$1,583

(1)

Includes charges to the resort operations and club management segment for billing and collection services provided by the real estate sales and financing segment. These charges totaled $2 million for the year ended December 31, 2016. There were no charges for the years ended December 31, 2018 and 2017.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for discounted stays at properties resulting from marketing packages. These charges totaled $31 million, $29 million and $23 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled $1 million for the years ended December 31, 2018 and 2017. There were no charges for the year ended December 31, 2016.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Adjusted EBITDA:
Real estate sales and financing(1)	$447	$359	$336
Resort operations and club management(1)	245	204	189
Segment Adjusted EBITDA	692	563	525
General and administrative	(117)	(104)	(92)
Depreciation and amortization	(36)	(29)	(24)
License fee expense	(98)	(87)	(80)
Interest expense	(30)	(27)	(3)
Allocated Parent interest expense(2)	—	—	(26)
Other loss, net	(1)	—	(1)
Equity in earnings from unconsolidated affiliates(4)	—	1	—
Income tax benefit (expense)(3)	(105)	16	(125)
Other adjustment items	(7)	(6)	(6)
Net income	$298	$327	$168

(1)	Includes intersegment eliminations. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)	This amount represents interest expense on an unconditional obligation to guarantee certain Hilton allocated debt balances which were released in November 2016.
(3)

On December 22, 2017, the United States enacted tax reform legislation, the Act, resulting in significant modifications to existing law which resulted in a reduction in income tax expense for the year ended December 31, 2017. See Note 17: Income Taxes for additional information.

(4)

This amount primarily represents our 25 percent interest in BRE Ace LLC and our 50 percent interest in 1776 Holdings, LLC. See Note 9: Investment in Unconsolidated Affiliates for additional information.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2018	2017
Real estate sales and financing	$2,501	$2,255
Resort operations and club management	172	78
Total segment assets	2,673	2,333
Corporate	80	51
Total assets	$2,753	$2,384

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2018	2017	2016
Real estate sales and financing	$36	$28	$19
Resort operations and club management	—	2	1
Total segment capital expenditures for property and equipment	36	30	20
Corporate	8	5	6
Total capital expenditures for property and equipment	$44	$35	$26

Note 22: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2018, we were committed to purchase approximately $607 million of inventory and land over a period of six years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the years ended December 31, 2018 and 2017, we purchased $18 million and $12 million, respectively, of VOI inventory as required under our commitments. As of December 31, 2018, our remaining obligation pursuant to these arrangements was expected to be incurred as follows:

($ in millions)	Purchase Obligations
Year
2019	$237
2020	160
2021	78
2022	51
2023	47
Thereafter	34
Total	$607

We are involved in litigation arising from the normal course of business, some of which include claims for substantial sums. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2018 will not have a material effect on our consolidated results of operations, financial position or cash flows.

Note 23: Supplemental Disclosures of Cash Flow Information

Cash paid for interest during the years ended December 31, 2018, 2017 and 2016, was $49 million, $42 million and $37 million, respectively. Cash paid for income taxes during the year ended December 31, 2018 and 2017 was $153 million and $57 million, respectively. Prior to 2017, we were part of Hilton’s consolidated income tax return.

The following non-cash activities were excluded from the consolidated statements of cash flows:

•	In 2018, we recorded a cumulative non-cash adjustment of $38 million related to the adoption of ASC 606. See Note 3: Revenue from Contracts with Customers for more information.
•	In 2018, we recorded a $3 million non-cash operating activity transfer from Property and Equipment, net to Inventory.
•	In 2018, we recorded a $3 million non-cash financing activity adjustment to equity related to the write-off of expenses due to Hilton prior to the spin-off
•	In 2017, we recorded a $40 million non-cash operating activity transfer from Property and Equipment, net to Inventory.
•	In 2016, Hilton transferred to us $72 million of net inventory and $138 million of net Property and Equipment, net for conversion into timeshare units.
•	In 2016, we had $300 million of a non-cash financing activity related to the issuance of our Senior Unsecured Notes and $8 million of related non-cash deferred financing costs.

Note 24: Condensed Consolidating Guarantor Financial Information

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

The following schedules present the condensed consolidating financial information as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	December 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$4	$—	$89	$15	$—	$108
Restricted cash	—	—	45	27	—	72
Accounts receivable, net	—	—	157	17	(21)	153
Timeshare financing receivables, net	—	—	209	911	—	1,120
Inventory	—	—	502	25	—	527
Property and equipment, net	—	—	553	6	—	559
Investments in unconsolidated affiliates	—	—	38	—	—	38
Intangible assets, net	—	—	81	—	—	81
Other assets	—	6	41	48	—	95
Investments in subsidiaries	612	1,210	277	—	(2,099)	—
TOTAL ASSETS	$616	$1,216	$1,992	$1,049	$(2,120)	$2,753
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$—	$332	$13	$(21)	$324
Advance deposits	—	—	101	—	—	101
Debt, net	—	604	—	—	—	604
Non-recourse debt, net	—	—	—	759	—	759
Deferred revenues	—	—	95	—	—	95
Deferred income tax liabilities	—	—	254	—	—	254
Total equity	616	612	1,210	277	(2,099)	616
TOTAL LIABILITIES AND EQUITY	$616	$1,216	$1,992	$1,049	$(2,120)	$2,753

	December 31, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$230	$16	$—	$246
Restricted cash	—	—	29	22	—	51
Accounts receivable, net	—	—	113	5	(6)	112
Timeshare financing receivables, net	—	—	457	614	—	1,071
Inventory	—	—	509	—	—	509
Property and equipment, net	—	—	232	6	—	238
Investment in unconsolidated affiliate	—	—	41	—	—	41
Intangible assets, net	—	—	72	—	—	72
Other assets	—	2	36	7	(1)	44
Investments in subsidiaries	518	999	81	—	(1,598)	—
TOTAL ASSETS	$518	$1,001	$1,800	$670	$(1,605)	$2,384
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$1	$338	$7	$(7)	$339
Advance deposits	—	—	104	—	—	104
Debt, net	—	482	—	—	—	482
Non-recourse debt, net	—	—	—	583	—	583
Deferred revenues	—	—	109	—	—	109
Deferred income tax liabilities	—	—	250	(1)	—	249
Total equity	518	518	999	81	(1,598)	518
TOTAL LIABILITIES AND EQUITY	$518	$1,001	$1,800	$670	$(1,605)	$2,384

	For the Year Ended December 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$716	$18	$—	$734
Sales, marketing, license and other fees	—	—	578	4	(12)	570
Financing	—	—	70	95	(7)	158
Resort and club management	—	—	172	—	—	172
Rental and ancillary service	—	—	216	2	—	218
Cost reimbursements	—	—	143	4	—	147
Total revenues	—	—	1,895	123	(19)	1,999
Expenses
Cost of VOI sales	—	—	208	2	—	210
Sales and marketing	—	—	725	15	(12)	728
Financing	—	—	19	37	(7)	49
Resort and club management	—	—	47	—	—	47
Rental and ancillary service	—	—	130	3	—	133
General and administrative	—	—	116	1	—	117
Depreciation and amortization	—	—	36	—	—	36
License fee expense	—	—	98	—	—	98
Cost reimbursements	—	—	143	4	—	147
Total operating expenses	—	—	1,522	62	(19)	1,565
Interest expense	—	(30)	—	—	—	(30)
Other loss, net	—	—	(1)	—	—	(1)
Income (loss) before income taxes	—	(30)	372	61	—	403
Income tax expense	—	—	(105)	—	—	(105)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(30)	267	61	—	298
Equity in earnings from subsidiaries	298	328	61	—	(687)	—
Net income	$298	$298	$328	$61	$(687)	$298

	For the Year Ended December 31, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$518	$30	$—	$548
Sales, marketing, license and other fees	—	—	545	3	(4)	544
Financing	—	—	71	83	(7)	147
Resort and club management	—	—	156	2	—	158
Rental and ancillary service	—	—	177	2	—	179
Cost reimbursements	—	—	131	4	—	135
Total revenues	—	—	1,598	124	(11)	1,711
Expenses
Cost of VOI sales	—	—	145	3	—	148
Sales and marketing	—	—	650	17	(4)	663
Financing	—	—	19	31	(7)	43
Resort and club management	—	—	41	2	—	43
Rental and ancillary service	—	—	120	2	—	122
General and administrative	—	—	101	3	—	104
Depreciation and amortization	—	—	29	—	—	29
License fee expense	—	—	87	—	—	87
Cost reimbursements	—	—	131	4	—	135
Total operating expenses	—	—	1,323	62	(11)	1,374
Interest expense	—	(27)	—	—	—	(27)
Equity in earnings from unconsolidated affiliate	—	—	1	—	—	1
Income (loss) before income taxes	—	(27)	276	62	—	311
Income tax benefit (expense)	—	—	18	(2)	—	16
Income (loss) before equity in earnings (loss) from subsidiaries	—	(27)	294	60	—	327
Equity in earnings from subsidiaries	327	354	60	—	(741)	—
Net income	$327	$327	$354	$60	$(741)	$327

	For the Year Ended December 31, 2016
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOI’s, net	$—	$—	$495	$13	$—	$508
Sales, marketing, license and other fees	—	—	501	2	(4)	499
Financing	—	—	73	66	(5)	134
Resort and club management	—	—	143	—	—	143
Rental and ancillary service	—	—	171	2	—	173
Cost reimbursements	—	—	123	3	—	126
Total revenues	—	—	1,506	86	(9)	1,583
Expenses
Cost of VOI sales	—	—	150	2	—	152
Sales and marketing	—	—	605	4	(4)	605
Financing	—	—	18	19	(5)	32
Resort and club management	—	—	36	—	—	36
Rental and ancillary service	—	—	108	5	—	113
General and administrative	—	1	91	—	—	92
Depreciation and amortization	—	—	24	—	—	24
License fee expense	—	—	80	—	—	80
Cost reimbursements	—	—	123	3	—	126
Total operating expenses	—	1	1,235	33	(9)	1,260
Interest expense	—	(3)	—	—	—	(3)
Allocated Parent interest expense	(17)	—	(9)	—	—	(26)
Other loss, net	—	—	(1)	—	—	(1)
Income (loss) before income taxes	(17)	(4)	261	53	—	293
Income tax expense	—	—	(125)	—	—	(125)
Income (loss) before equity in earnings (loss) from subsidiaries	(17)	(4)	136	53	—	168
Equity in earnings from subsidiaries	185	189	53	—	(427)	—
Net income	$168	$185	$189	$53	$(427)	$168

	For the Year Ended December 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$—	$(28)	$163	$(291)	$(3)	$(159)
Investing Activities
Capital expenditures for property and equipment	—	—	(37)	(7)	—	(44)
Software capitalization costs	—	—	(19)	—	—	(19)
Return of investment from unconsolidated affiliates	—	—	11	—	—	11
Investment in unconsolidated affiliates	—	—	(10)	—	—	(10)
Net cash used in investing activities	—	—	(55)	(7)	—	(62)
Financing Activities
Issuance of debt	—	530	—	—	—	530
Issuance of non-recourse debt	—	—	—	663	—	663
Repurchase and retirement of common stock	—	(183)	—	—	—	(183)
Repayment of debt	—	(408)	—	—	—	(408)
Repayment of non-recourse debt	—	—	—	(485)	—	(485)
Debt issuance costs	—	(7)	—	(5)	—	(12)
Payment of withholding taxes on vesting of restricted stock units	—	(4)	—	—	—	(4)
Capital contributions	—	3	—	—	—	3
Intercompany transfers	4	97	(233)	129	3	—
Net cash provided by (used in) financing activities	4	28	(233)	302	3	104
Net increase in cash, cash equivalents and restricted cash	4	—	(125)	4	—	(117)
Cash, cash equivalents and restricted cash, beginning of period	—	—	259	38	—	297
Cash, cash equivalents and restricted cash, end of period	$4	$—	$134	$42	$—	$180

	For the Year Ended December 31, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$—	$(27)	$156	$235	$(8)	$356
Investing Activities
Capital expenditures for property and equipment	—	—	(33)	(2)	—	(35)
Software capitalization costs	—	—	(12)	—	—	(12)
Investment in unconsolidated affiliate	—	—	(40)	—	—	(40)
Net cash used in investing activities	—	—	(85)	(2)	—	(87)
Financing Activities
Issuance of non-recourse debt	—	—	—	350	—	350
Repayment of debt	—	(10)	—	—	—	(10)
Repayment of non-recourse debt	—	—	—	(459)	—	(459)
Debt issuance costs	—	—	—	(5)	—	(5)
Proceeds from stock option exercises	—	—	1	—	—	1
Intercompany transfers	—	37	59	(104)	8	—
Net cash provided by (used in) financing activities	—	27	60	(218)	8	(123)
Net increase in cash, cash equivalents and restricted cash	—	—	131	15	—	146
Cash, cash equivalents and restricted cash, beginning of period	—	—	128	23	—	151
Cash, cash equivalents and restricted cash, end of period	$—	$—	$259	$38	$—	$297

	For the Year Ended December 31, 2016
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by operating activities	$—	$4	$432	$(187)	$(67)	$182
Investing Activities
Capital expenditures for property and equipment	—	—	(26)	—	—	(26)
Software capitalization costs	—	—	(8)	—	—	(8)
Net cash used in investing activities	—	—	(34)	—	—	(34)
Financing Activities
Issuance of debt	—	200	—	—	—	200
Issuance of non-recourse debt	—	—	—	300	—	300
Repayment of non-recourse debt	—	—	—	(110)	—	(110)
Debt issuance costs	—	(4)	(3)	(3)	—	(10)
Allocated debt activity(1)	111	—	—	—	—	111
Net transfers to Parent(1)	(567)	—	—	—	—	(567)
Intercompany transfers	456	(200)	(329)	6	67	—
Net cash provided by (used in) financing activities	—	(4)	(332)	193	67	(76)
Net increase in cash, cash equivalents and restricted cash	—	—	66	6	—	72
Cash, cash equivalents and restricted cash, beginning of period	—	—	62	17	—	79
Cash, cash equivalents and restricted cash, end of period	$—	$—	$128	$23	$—	$151

(1)	Amounts represent activities with Hilton.

Note 25: Selected Quarterly Financial Information (unaudited)

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

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
($ in millions, except per share data)
Total revenues	$367	$563	$427	$642	$1,999
Total operating expenses	320	408	364	473	1,565
Income before income taxes	40	146	56	161	403
Net income	30	107	41	120	298
Basic earnings per share	$0.31	$1.10	$0.42	$1.25	$3.07
Diluted earnings per share	$0.30	$1.10	$0.42	$1.24	$3.05

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
($ in millions, except per share data)
Total revenues	$399	$439	$426	$447	$1,711
Total operating expenses	316	348	350	360	1,374
Income before income taxes	76	84	71	80	311
Net income	50	51	43	183	327
Basic earnings per share	$0.51	$0.51	$0.43	$1.85	$3.30
Diluted earnings per share	$0.51	$0.51	$0.43	$1.83	$3.28

Note 26: Subsequent Events

         In January 2019, we acquired land in Maui, Hawaii for future development into timeshare inventory. The purchase was comprised of a $60 million cash payment and a $23 million promissory note, which will bear contractual interest of $27 million. The combined principal and interest of the promissory note will be paid in four equal annual installments beginning in January 2028.

In January 2019, we purchased timeshare inventory in Barbados for $9 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 (the “Proxy Statement”) under the following captions: “Proposal No. 1: Election of Directors—Nominees for Election to the Board of Directors in 2019,” “Executive Officers of the Company,” “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters—Code of Conduct,” “—Director Nomination Process,” “—Communications with the Board,” and “—Board Committees.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the following captions: “Executive Compensation,” “Compensation Discussion and Analysis (“CD&A”),” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee.”

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

The information required by this item is incorporated by reference to the Proxy Statement under the following captions: “Transactions with Related Persons” and “Corporate Governance and Board Matters.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the following captions: “Proposal No. 2: Ratification of the Appointment of Ernst & Young LLP as Independent Auditors of the Company for the 2019 Fiscal Year—Audit and Non-Audit Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 67 of this Form 10-K.
2.

Financial Statement Schedules. The financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto. Other schedules are omitted because they are not required.

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

4.1(a)

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

4.1(b)

Form of First Supplemental Indenture, dated as of November 29, 2016, among the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on November 23, 2016).

4.2	Form of 6.125% Senior Note due 2024 (included in Exhibit 4.1(a)).

4.3

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

Exhibit No.	Description

10.7

Stockholders Agreement, dated as of January 2, 2017 by and among Hilton Worldwide Holdings Inc., Hilton Grand Vacations Inc., and the Blackstone Holders (as defined therein) (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.8

Master Amendment and Option Agreement, by and among the Company, HNA Tourism Group Co., Ltd. and HNA HLT Holdco I, LLC, dated as of March 13, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 13, 2018).

10.9(a)

Receivables Loan Agreement, dated as of May  9, 2013, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the persons from time to time party thereto as conduit lenders, the financial institutions from time to time party thereto as committed lenders, the financial institutions from time to time party thereto as managing agents, and Deutsche Bank Securities, Inc., as administrative agent and structuring agent (incorporated by reference to Exhibit 10.7 to Hilton Worldwide Holdings Inc.’s Registration Statement on Form S-1 (No. 333-191110) filed on September 11, 2014).

10.9(b)

Amendment No. 1 to Receivables Loan Agreement, effective as of July  25, 2013, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, Deutsche Bank AG, New York Branch, as a committed lender and a managing agent, Montage Funding, LLC, as a conduit lender, Deutsche Bank Securities, Inc., as administrative agent, and Bank of America, N.A., as assignee (incorporated by reference to Exhibit 10.8 to Hilton Worldwide Holdings Inc.’s Registration Statement on Form S-1 (No. 333-191110) filed on September 11, 2014).

10.9(c)

Omnibus Amendment No. 2 to Receivables Loan Agreement, Amendment No.  1 to Sale and Contribution Agreement and Consent to Custody Agreement, effective as of October  25, 2013, among Hilton Grand Vacations Trust I LLC, as borrower, Grand Vacations Services LLC, as servicer, Hilton Resorts Corporation, as seller, Wells Fargo Bank, National Association, as custodian, the financial institutions signatory thereto, as managing agents, and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.9 to Hilton Worldwide Holdings Inc.’s Registration Statement on Form S-1 (No. 333-191110) filed on September 11, 2014).

10.9(d)

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

10.9(e)

Omnibus Amendment No. 4 to Receivables Loan Agreement and Amendment No.  2 to Sale and Contribution Agreement, effective as of August 18, 2016, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory thereto, as managing agents, the financial institutions signatory thereto as committed lenders and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on September 16, 2016).

10. 9(f)

Amendment No. 5 to Receivables Loan Agreement, effective as of October 4, 2016, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, Deutsche Bank AG, New York Branch, as a committed lender and a managing agent, Bank of America, N.A., as a committed lender and a managing agent, and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on October 25, 2016).

Exhibit No.	Description

10. 9(g)

Amendment No. 6 to Receivables Loan Agreement and Assignment and Acceptance, dated as of December 14, 2016, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory thereto, as managing agents, the financial institutions signatory thereto as committed lenders and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.37 to the Registrant’s amended Annual Report on Form 10-K/A (File No. 001-37794) filed on March 13, 2018).

10. 9(h)

Amendment No. 7 to Receivables Loan Agreement, dated as of April 19, 2017, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory thereto, as managing agents, the financial institutions signatory thereto as committed lenders and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.38 to the Registrant’s amended Annual Report on Form 10-K/A (File No. 001-37794) filed on March 13, 2018).

10. 9(i)

Omnibus Amendment No. 8 to Receivables Loan Agreement and Amendment No. 3 to Sale and Contribution Agreement Receivables Loan Agreement, effective as of March 9, 2018, by and among Hilton Grand Vacations Trust I LLC, as borrower, Hilton Resorts Corporation, as seller, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory hereto as managing agents, the financial institutions signatory hereto as managing agents, the financial institutions signatory hereto as conduit lenders, the financial institution signatory hereto as committed lenders, and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 13, 2018).

10. 9(j)

Omnibus Amendment No. 9 to Receivables Loan Agreement, Amendment No. 4 to Sale And Contribution Agreement effective as of May 14, 2018 by and among Hilton Grand Vacations Trust I LLC, as borrower, Hilton Resorts Corporation, as seller, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 2, 2018).

10.9(k)*

Amendment No. 10 to Receivables Loan Agreement effective as of February 14, 2019 by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders and Deutsche Bank Securities, Inc., as administrative agent.

10.10(a)†	Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.10(b)†

2017 Declaration of Amendment to Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-37794) filed on March 24, 2017).

10.11†

Hilton Grand Vacations Inc. 2017 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.12(a)†

Hilton Resorts Corporation 2017 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.12(b)†

Hilton Resorts Corporation 2017 Executive Deferred Compensation Plan, as amended and restated effective as of September 1, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on November 1, 2018).

Exhibit No.	Description
10.13(a)†

Offer Letter, dated July 6, 2016, with James E. Mikolaichik (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10-12B/A (File No.  001-37794) filed on September 16, 2016).

10.13(b)†*	Offer Letter, dated November 16, 2018, with Gordon S. Gurnik.

10.13(c)†*	Offer Letter, dated November 23, 2018, with Daniel J. Mathewes.

10.14†

Employment Letter Agreement, dated April 17, 2017, between Mark D. Wang and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10.15(a)†

Severance Agreement, dated April 17, 2017, between Mark D. Wang and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10. 15(b)†

Severance Agreement, dated April 17, 2017, between James E. Mikolaichik and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10. 15(c)†

Severance Agreement, dated April 17, 2017, between Stan R. Soroka and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10. 15(d)†

Severance Agreement, dated April 17, 2017, between Barbara L. Hollkamp and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10.15(e)†

Severance Agreement, dated April 17, 2017, between Charles R. Corbin and Hilton Grand Vacations, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2017).

10.15(f)†

Severance Agreement, dated November 30, 2017, between Dennis A. DeLorenzo and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on March 1, 2018).

10.15(g)†

Severance Agreement, dated November 30, 2017, between Sherri A. Silver and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on March 1, 2018).

10.15(h)†*	Severance Agreement, dated effective as of November 28, 2018, between Daniel J. Mathewes and Hilton Grand Vacations Inc.

10.15(i)†*	Severance Agreement, dated effective as of December 3, 2018, between Gordon S. Gurnik and Hilton Grand Vacations Inc.

10.16†

Form of Indemnification Agreement entered into between Hilton Grand Vacations Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on November 14, 2016).

10.17(a)

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

Exhibit No.	Description

10.17(b)

Amendment No. 1 to the Credit Agreement, dated as of November  28, 2018, by and among Hilton Grand Vacations Borrower LLC, Hilton Grand Vacations Parent LLC, the other lender parties thereto, the other guarantors thereto, and Bank of America, N.A., as successor administrative agent, collateral agent, L/C issuer and swing line lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on November 29, 2018).

10.18	Hilton Grand Vacations Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-218056) filed on May 17, 2017).

10.19(a)†

Form of Restricted Stock Unit Agreement under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 15, 2017).

10.19(b)†

Form of Restricted Stock Unit Agreement (Converted Award – 2015 Grant) (Performance-Based) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13(d) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.19(c)†

Form of Restricted Stock Unit Agreement (Converted Award – 2015 Grant) (Time-Based) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13(e) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.19(d)†

Form of Restricted Stock Unit Agreement (Converted Award – 2016 Grant) (Performance-Based) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13(f) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.19(e)†

Form of Restricted Stock Unit Agreement (Converted Award – 2016 Grant) (Time-Based) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13(g) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.19 (f)†

Form of Restricted Stock Unit Agreement for Mr. Mark Wang (incorporated by reference to Exhibit 10.3 to the Registrant’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).

10.20(a)†

Form of Nonqualified Stock Option Agreement under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 15, 2017).

10.20(b)†

Form of Nonqualified Stock Option Agreement (Converted Award – 2014 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14(b) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.20(c)†

Form of Nonqualified Stock Option Agreement (Converted Award – 2015 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14(c) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.20(d)†

Form of Nonqualified Stock Option Agreement (Converted Award – 2016 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14(d) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.20(e)†

Form of Nonqualified Stock Option Agreement for Mr. Mark Wang (incorporated by reference to Exhibit 10.2 to the Registrant’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).

10.21(a)†

Form of Restricted Stock Agreement (Converted Award – 2015 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15(a) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

Exhibit No.	Description

10.21(b)†

Form of Restricted Stock Agreement (Converted Award – 2016 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15(b) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.22(a)†

Form of Performance and Service Based Restricted Stock Unit Agreement (for use for all named executive officers other than Mr. Mark Wang) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed March 8, 2018).

10.22(b)†

Form of Amended and Restated Performance and Service Based Restricted Stock Unit Agreement (for use for all named executive officers other than Mr. Mark Wang) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on August 9, 2018).

10.22(c)†

Form of Performance and Service Based Restricted Stock Unit Agreement (for Mr. Mark Wang) (incorporated by reference to Exhibit 10.4 to the Registrant’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).

10.22(d)†

Form of Amended and Restated Performance and Service Based Restricted Stock Unit Agreement (for Mr. Mark Wang) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on August 9, 2018).

10.23†

Form of Stock Award Agreement for Non-Employee Directors under Hilton Grand Vacations Inc. 2017 Stock Plan for Non-Employee Directors Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.24

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2019.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of February 2019.

Signature	Title

/s/ Mark D. Wang	President and Chief Executive Officer
Mark D. Wang	and Director (principal executive officer)

/s/ Daniel J. Mathewes	Executive Vice President and Chief Financial Officer
Daniel J. Mathewes	(principal financial officer)

/s/ Allen J. Klingsick	Senior Vice President and Chief Accounting Officer
Allen J. Klingsick	(principal accounting officer)

/s/ Leonard A. Potter	Chairman of the Board of Directors
Leonard A. Potter

/s/ Brenda J. Bacon	Director
Brenda J. Bacon

/s/ David W. Johnson	Director
David W. Johnson

/s/ Mark H. Lazarus	Director
Mark H. Lazarus

/s/ Pamela H. Patsley	Director
Pamela H. Patsley

/s/ Paul W. Whetsell	Director
Paul W. Whetsell