Form 10-Q
period 2019-03-31
Hilton Grand Vacations Inc.
filed 2019-05-02
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	HGV	New York Stock Exchange

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 26, 2019 was 90,772,372.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and cash equivalents	$158	$108
Restricted cash	64	72
Accounts receivable, net of allowance for doubtful accounts of $12 and $14	146	153
Timeshare financing receivables, net	1,111	1,120
Inventory	529	527
Property and equipment, net	644	559
Operating lease right of use assets, net	66	—
Investments in unconsolidated affiliates	40	38
Intangible assets, net	80	81
Other assets	123	95
TOTAL ASSETS (variable interest entities - $608 and $647)	$2,961	$2,753
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$286	$324
Advanced deposits	106	101
Debt, net	800	604
Non-recourse debt, net	720	759
Operating lease liabilities	78	—
Deferred revenues	135	95
Deferred income tax liabilities	261	254
Total liabilities (variable interest entities - $601 and $640)	2,386	2,137
Commitments and contingencies - see Note 19
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 91,886,756 issued and outstanding as of March 31, 2019 and 94,558,086 issued and outstanding as of December 31, 2018	1	1
Additional paid-in capital	170	174
Accumulated retained earnings	404	441
Total equity	575	616
TOTAL LIABILITIES AND EQUITY	$2,961	$2,753

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Sales of VOIs, net	$125	$78
Sales, marketing, brand and other fees	141	125
Financing	41	38
Resort and club management	42	39
Rental and ancillary services	59	51
Cost reimbursements	42	36
Total revenues	450	367
Expenses
Cost of VOI sales	36	19
Sales and marketing	170	161
Financing	13	11
Resort and club management	11	11
Rental and ancillary services	35	28
General and administrative	25	23
Depreciation and amortization	10	8
License fee expense	23	23
Cost reimbursements	42	36
Total operating expenses	365	320
Interest expense	(10)	(7)
Equity in earnings from unconsolidated affiliates	1	1
Other loss, net	(1)	(1)
Income before income taxes	75	40
Income tax expense	(20)	(10)
Net income	$55	$30
Earnings per share:
Basic	$0.59	$0.31
Diluted	$0.58	$0.30

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$55	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10	8
Amortization of deferred financing costs and other	2	1
Provision for financing receivables losses	14	12
Other loss, net	1	1
Share-based compensation	5	3
Deferred income tax expense (benefit)	5	(8)
Equity in earnings from unconsolidated affiliates	(1)	(1)
Distributions received from unconsolidated affiliates	—	1
Net changes in assets and liabilities:
Accounts receivable, net	7	(5)
Timeshare financing receivables, net	(5)	(15)
Inventory	(3)	(19)
Purchases and development of real estate for future conversion to inventory	(63)	—
Other assets	(29)	(51)
Accounts payable, accrued expenses and other	(31)	(42)
Advanced deposits	5	5
Deferred revenues	41	105
Other	1	—
Net cash provided by operating activities	14	25
Investing Activities
Capital expenditures for property and equipment	(6)	(14)
Software capitalization costs	(4)	(4)
Return of investment from unconsolidated affiliates	—	9
Investments in unconsolidated affiliates	—	(5)
Net cash used in investing activities	(10)	(14)
Financing Activities
Issuance of debt	195	—
Repayment of debt	(23)	(3)
Repayment of non-recourse debt	(40)	(39)
Debt issuance costs	—	(2)
Repurchase and retirement of common stock	(92)	(112)
Payment of withholding taxes on vesting of restricted stock units	(2)	(1)
Capital contribution	—	3
Net cash provided by (used in) financing activities	38	(154)
Net increase (decrease) in cash, cash equivalents and restricted cash	42	(143)
Cash, cash equivalents and restricted cash, beginning of period	180	297
Cash, cash equivalents and restricted cash, end of period	$222	$154

Supplemental disclosure of non-cash operating activities:
Cumulative effect of adoption of new accounting standard	$—	$38
Supplemental disclosure of non-cash financing activities:
Issuance of other debt	$23	$—

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2018	94	$1	$174	$441	$616
Net income	—	—	—	55	55
Activity related to share-based compensation	—	—	1	—	1
Repurchase and retirement of common stock	(3)	—	(5)	(92)	(97)
Balance as of March 31, 2019	91	$1	$170	$404	$575

Balance as of December 31, 2017	99	$1	$162	$355	$518
Net income	—	—	—	30	30
Activity related to share-based compensation	—	—	(1)	—	(1)
Repurchase and retirement of common stock	(2)	—	(3)	(109)	(112)
Revenue recognition cumulative-effect adjustment	—	—	—	(38)	(38)
Capital contribution	—	—	3	—	3
Balance as of March 31, 2018	97	$1	$161	$238	$400

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; operating resorts; financing and servicing loans provided to consumers for their timeshare purchases; and managing our points-based Hilton Grand Vacations Club exchange program (the “Club”). As of March 31, 2019, we had 56 properties, comprised of 8,966 units, located in the United States (“U.S.”), Japan and Europe.

In connection with the completion of the spin-off in January 2017, we entered into agreements with Hilton Worldwide (“Hilton”) (who at the time was a related party) and other third parties, including licenses to use the Hilton Grand Vacations brand. The unaudited condensed consolidated financial statements reflect the effect of these agreements. For the three months ended March 31, 2019 and 2018, we incurred $56 million and $59 million, respectively, in costs relating to the agreements entered with Hilton. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

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

The unaudited condensed consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to prevent information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on February 28, 2019.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance.

Summary of Significant Accounting Policies

Leases

We lease sales centers, office space and equipment under operating leases. We determine if an arrangement is a lease at inception. Amounts related to operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. Operating lease ROU assets exclude lease incentives received.

ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because most of our leases do not provide an explicit on implicit rate of return, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms.

We have lease agreements with lease and non-lease components. Our operating leases may require minimum rent payments, contingent rent payments based on a percentage of revenue or income or rental payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. We currently have no finance leases.

We monitor events or changes in circumstances that change the timing or amount of future lease payments which results in the remeasurement of a lease liability, with a corresponding adjustment to the ROU asset. ROU assets for operating leases are periodically reviewed for impairment losses under ASC 360-10, Property, Plant, and Equipment, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

On January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) as amended, using the modified retrospective approach permitted under ASU No. 2018-11, Targeted Improvements, collectively Accounting Standards Codification Topic 842 (“ASC 842”). Accordingly, previously reported financial information has not been restated to reflect the application of the new standard to the comparative periods presented. As permitted under the transition guidance in ASC 842, we have made an accounting policy election to adopt the following package of practical expedients:

i.	to not reassess whether expired or existing contracts are or contain leases;
ii.	to not reassess lease classification for expired or existing leases;
iii.	to not reassess any initial direct costs for any existing leases;
iv.	to not reassess the existence of a lease for existing or expired land easements that were not previously accounted for as leases;
v.

to record short-term lease payments (less than 12 months) in profit and loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred; and

vi.	to not prospectively, and upon adoption, separate lease and non-lease components.

ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ASC 842 had no impact on our condensed consolidated statements of operations or on our condensed consolidated statements of cash flows. Upon adoption, we recognized ROU assets of $68 million and operating lease liabilities of $80 million for our real estate and equipment operating leases on the condensed consolidated balance sheets.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update is effective for annual periods beginning after December 15, 2019. We are currently evaluating the effect that this ASU will have on our unaudited condensed consolidated financial statements.

Note 3: Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables show our disaggregated revenues by segment from contracts with customers. We operate our business in the following two segments: (i) Real estate sales and financing and (ii) Resort operations and club management. Please refer to Note 18: Business Segments below for more details related to our segments.

	Three Months Ended March 31,
($ in millions)	2019	2018
Real Estate and Financing Segment
Sales of VOIs, net	$125	$78
Sales, marketing, brand and other fees	141	125
Interest income	36	34
Other financing revenue	5	4
Real estate and financing segment revenues	$307	$241

	Three Months Ended March 31,
($ in millions)	2019	2018
Resort Operations and Club Management Segment
Club management	$26	$23
Resort management	16	16
Rental (1)	52	53
Ancillary services	7	6
Resort operations and club management segment revenues	$101	$98

(1)	Includes intersegment eliminations. See Note 18: Business Segments for additional information.

Contract Balances

The following table provides information on our accounts receivable and contract asset from contracts with customers which are included in Accounts receivable, net on our condensed consolidated balance sheets:

($ in millions)	March 31, 2019	December 31, 2018
Receivables	$122	$122
Contract asset	2	—

The following table presents the composition of our contract liabilities.

($ in millions)	March 31, 2019	December 31, 2018
Contract liabilities:
Advanced deposits	$106	$101
Deferred revenues(1)	116	72
Club Bonus Point incentive liability(2)	57	56

(1)

The deferred revenues balance is primarily comprised of (i) Club activation fees that are paid at the closing of a VOI purchase, which grants access to our points-based Club and (ii) annual dues for Club membership renewals.

(2)

Amounts related to the Club Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets. This liability is comprised of revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned during the three months ended March 31, 2019 that was included in the contract liabilities balance at December 31, 2018 was approximately $39 million.

Accounts receivable for the three months ended March 31, 2019 include amounts associated with our contractual right to consideration for completed performance obligations related primarily to our fee-for-service arrangements and are settled when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time. For the three months ended March 31, 2019, there were no associated impairment losses. Refer to Note 5: Timeshare Financing Receivables for information on balances and changes in balances during the period related to our timeshare financing receivables.

Contract asset relates to incentive fees that can be earned for meeting certain target on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the incentive fee period.

Contract liabilities include payments received or due in advance of satisfying our performance obligations. Such contract liabilities include advance deposits received on prepaid vacation packages for future stays at our resorts, deferred revenues and the liability for Club Bonus Points awarded to our customers for purchase of VOIs at our properties or properties under our fee-for-service arrangements that may be redeemed in the future.

Transaction Price Allocated to Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contract revenue that has not yet been recognized. Our contracts with remaining performance obligations primarily include (i) sales of VOIs under construction, (ii) Club activation fees paid at closing of a VOI purchase, (iii) customers’ advanced deposits on prepaid vacation packages and (iv) Club Bonus Points that may be redeemed in the future. As of March 31, 2019 and December 31, 2018, we had no remaining performance obligations on sales of VOIs under construction.

The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Club Bonus Points as of March 31, 2019:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$106	18 months	Upon customer stays
Club activation fees	64	7 years	Straight-line basis over average inventory holding period
Club Bonus Points	57	24 months	Upon redemption

Note 4: Restricted Cash

Restricted cash was as follows:

	March 31,	December 31,
($ in millions)	2019	2018
Escrow deposits on VOI sales	$38	$45
Reserves related to non-recourse debt(1)	26	27
	$64	$72

(1)	See Note 11: Debt & Non-recourse Debt for further discussion.

Note 5: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	March 31, 2019
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$618	$662	$1,280
Less: allowance for financing receivables losses	(39)	(130)	(169)
	$579	$532	$1,111

	December 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$660	$632	$1,292
Less: allowance for financing receivables losses	(43)	(129)	(172)
	$617	$503	$1,120

(1)

Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility ("Timeshare Facility") as well as amounts held as future collateral for upcoming securitization activities.

As of March 31, 2019 and December 31, 2018, we had $183 million and $190 million, respectively, of gross timeshare financing receivables securing the outstanding debt balance of our Timeshare Facility. We recognize interest income on our timeshare financing receivables as earned. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale.

Our timeshare financing receivables as of March 31, 2019 mature as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
Year
2019 (remaining)	$63	$48	$111
2020	84	55	139
2021	83	61	144
2022	80	66	146
2023	78	70	148
Thereafter	230	362	592
	618	662	1,280
Less: allowance for financing receivables losses	(39)	(130)	(169)
	$579	$532	$1,111

We evaluate this portfolio collectively for purposes of estimating variable consideration, since we hold a large group of homogeneous timeshare financing receivables which are individually immaterial. We monitor the credit quality of our receivables on an ongoing basis. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for determining our allowance for financing receivables losses on our timeshare financing receivables. For static pool analysis, we use certain key dimensions to stratify our portfolio, including FICO scores, equity percentage at the time of sale and certain other factors. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

We recognize interest income on our timeshare financing receivables as earned. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of March 31, 2019, our timeshare financing receivables had interest rates ranging from 5.25 percent to 20.50 percent, a weighted-average interest rate of 12.31 percent, a weighted-average remaining term of 7.7 years and maturities through 2031.

Our gross timeshare financing receivables balances by FICO score were as follows:

	March 31,	December 31,
($ in millions)	2019	2018
FICO score
700+	$837	$843
600-699	232	237
<600	27	27
No score(1)	184	185
	$1,280	$1,292

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

We apply payments we receive for timeshare financing receivables, including those in non-accrual status, to amounts due in the following order: servicing fees; interest; principal; and late charges. Once a receivable is 91 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. We resume interest accrual for receivables for which we had previously ceased accruing interest once the receivable is less than 91 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the receivable is 121 days past due and, subsequently, we write off the uncollectible balance against the reserve once the foreclosure process is complete and we receive the deed for the foreclosed unit.

As of March 31, 2019 and December 31, 2018, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $68 million and $69 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	March 31, 2019
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$604	$587	$1,191
31 - 90 days past due	9	12	21
91 - 120 days past due	3	4	7
121 days and greater past due	2	59	61
	$618	$662	$1,280

	December 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$648	$556	$1,204
31 - 90 days past due	8	11	19
91 - 120 days past due	3	3	6
121 days and greater past due	1	62	63
	$660	$632	$1,292

The changes in our allowance for financing receivables losses were as follows:

	March 31, 2019
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2018	$43	$129	$172
Write-offs	—	(17)	(17)
Provision for financing receivables losses(1)	(4)	18	14
Balance as of March 31, 2019	$39	$130	$169

	March 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2017	$27	$114	$141
Write-offs	—	(9)	(9)
Provision for financing receivables losses(1)	(5)	17	12
Balance as of March 31, 2018	$22	$122	$144

(1)	Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

Note 6: Inventory

Inventory was as follows:

	March 31,	December 31,
($ in millions)	2019	2018
Completed unsold VOIs	$241	$243
Construction in process	12	9
Land, infrastructure and other	276	275
	$529	$527

We benefited from $4 million in costs of sales true-ups relating to VOI products for the three months ended March 31, 2019, which resulted in a $4 million increase to the carrying value of inventory as of March 31, 2019. Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	Three Months Ended March 31,
($ in millions)	2019	2018
Cost of VOI sales related to fee-for-service upgrades	$9	$6

Note 7: Property and Equipment

Property and equipment were as follows:

	March 31,	December 31,
($ in millions)	2019	2018
Land	351	268
Building and leasehold improvements	297	295
Furniture and equipment	62	54
Construction in progress	23	25
	733	642
Accumulated depreciation	(89)	(83)
	$644	$559

In January 2019, we acquired land in Maui, Hawaii for future development into timeshare inventory.

Note 8: Consolidated Variable Interest Entities

As of March 31, 2019 and December 31, 2018, we consolidated four variable interest entities (“VIEs”) that issued Securitized Debt, backed by pledged assets consisting primarily of a pool of timeshare financing receivables, which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of our VIEs are available to settle the obligations of the respective entities.

Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	March 31,	December 31,
($ in millions)	2019	2018
Restricted cash	$22	$23
Timeshare financing receivables, net	580	617
Non-recourse debt(1)	599	639

(1)	Net of deferred financing costs.

During the three months ended March 31, 2019 and 2018, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 9: Investments in Unconsolidated Affiliates

As of March 31, 2019, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holdings LLC, respectively, and that deemed as VIEs. We do not consolidate 1776 Holdings LLC and BRE Ace LLC because we are not the primary beneficiaries. Our investment interests in and equity earned from both VIEs are included in the consolidated balance sheets as Investments in unconsolidated affiliates and in the consolidated statements of operations as Equity in earnings from unconsolidated affiliates, respectively.

We held investments in our two unconsolidated affiliates with aggregated debt balances of $487 million and $490 million as of March 31, 2019 and December 31, 2018, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $40 million and $38 million as of March 31, 2019 and December 31, 2018, respectively and (ii) receivables for commission and other fees earned under a fee-for-service arrangement.  See Note 17:  Related Party Transactions for additional information.

Note 10: Other Assets

Other assets were as follows:

	March 31,	December 31,
($ in millions)	2019	2018
Inventory deposits	$46	$46
Prepaid expenses	48	18
Other	29	31
	$123	$95

Note 11: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	March 31,	December 31,
($ in millions)	2019	2018
Debt(1)
Senior secured credit facilities:
Term loan with an average rate of 3.995%, due 2023	$195	$197
Revolver with an average rate of 3.995%, due 2023	290	115
Senior notes with a rate of 6.125%, due 2024	300	300
Other debt	23	—
	808	612
Less: unamortized deferred financing costs and discount(2)(3)	(8)	(8)
	$800	$604

(1)	For the three months ended March 31, 2019 and year ended December 31, 2018, weighted-average interest rates were 4.891 percent and 5.170 percent, respectively.
(2)	Amount includes deferred financing costs related to our term loan and senior notes of $2 million and $6 million, respectively, as of March 31, 2019 and as of December 31, 2018
(3)

Amount does not include deferred financing costs of $6 million as of March 31, 2019 and December 31, 2018, relating to our revolving facility included in Other Assets in our condensed consolidated balance sheets.

During the three months ended March 31, 2019, we borrowed $195 million and repaid $20 million under the revolving credit facility (“Revolver”) with an interest rate based on one month LIBOR plus 1.50 percent.

As of March 31, 2019 and December 31, 2018, we had $1 million of outstanding letter of credit under the revolving credit facility.  We were in compliance with all applicable financial covenants as of March 31, 2019.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	March 31,	December 31,
($ in millions)	2019	2018
Non-recourse debt(1)
Timeshare Facility with an average rate of 3.688%, due 2021	$120	$120
Securitized Debt with a rate of 2.280%, due 2026	29	33
Securitized Debt with an average rate of 1.810%, due 2026	66	74
Securitized Debt with an average rate of 2.711%, due 2028	191	206
Securitized Debt with an average rate of 3.602%, due 2032	320	333
	726	766
Less: unamortized deferred financing costs(2)	(6)	(7)
	$720	$759

(1)	For the three months ended March 31, 2019 and year ended December 31, 2018, weighted-average interest rates were 3.166 percent and 3.126 percent, respectively.
(2)

Amount relates to Securitized Debt only and does not include deferred financing costs of $2 million and $3 million as of March 31, 2019 and December 31, 2018, respectively, relating to our Timeshare Facility which are included in Other Assets in our condensed consolidated balance sheets.

The Timeshare Facility is a non-recourse obligation with a borrowing capacity of $450 million and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. The commitment on the Timeshare Facility terminates on March 2020.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $26 million and $27 million as of March 31, 2019 and December 31, 2018, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of March 31, 2019 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2019 (remaining)	$8	$150	$158
2020	10	166	176
2021	10	207	217
2022	10	64	74
2023	447	77	524
Thereafter	323	62	385
	$808	$726	$1,534

Note 12: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	March 31, 2019
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,111	$—	$1,348
Liabilities:
Debt, net(2)	800	313	512
Non-recourse debt, net(2)	720	—	711

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

	December 31, 2018
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,120	$—	$1,339
Liabilities:
Debt, net(2)	604	302	309
Non-recourse debt, net(2)	759	—	753

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

The estimated fair values of our timeshare financing receivables were determined using a discounted cash flow model. Our model incorporates default rates, coupon rates, credit quality and borrowing terms respective to the portfolio based on current market assumptions for similar types of arrangements.

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

We do not have any assets or liabilities measured at fair value on a recurring basis as of March 31, 2019.

Note 13. Leases

Operating Leases

We lease sales centers, office space and equipment under operating leases. Our leases expire at various dates from 2019 through 2030, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Rent expense for lease payments is recognized on a straight-line basis over the lease term. Rental expense for all operating leases was $6 million for the three months ended March 31, 2019. This amount includes immaterial short-term leases and variable lease costs. Rent expense for all operating leases for the year ended December 31, 2018 was as follows:

($ in millions)
Minimum rentals	$21
Contingent rentals	3
$24

Supplemental information related to operating leases for the three months ending March 31, 2019:

(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$5
Right-of-use assets obtained in exchange for new operating lease liabilities	1
Weighted-average remaining lease term of operating leases	6.5 years
Weighted-average discount rate of operating leases	5.26%

Future minimum lease payments under noncancelable operating leases, due in each of the next five years and thereafter as of March 31, 2019, are as follows:

($ in millions)	Operating Leases (1)
Year
2019 (remaining)	$13
2020	17
2021	14
2022	10
2023	10
Thereafter	30
Total future minimum lease payments	$94
Less: imputed interest	(16)
Present value of lease liabilities	$78

(1)	Operating lease payments exclude $2 million of legally binding minimum lease payments for leases signed but not yet commenced.

Future minimum lease payments under noncancelable operating leases, due in each of the next five years and thereafter as of December 31, 2018, are as follows:

($ in millions)	Operating Leases
Year
2019	$16
2020	15
2021	14
2022	10
2023	10
Thereafter	29
Total future minimum lease payments	$94

Note 14: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign and state and local income taxes. The effective tax rate for the three months ended March 31, 2019 and 2018  was approximately 27 percent and 25 percent, respectively, which increased primarily due to a reduction in the tax benefit related to share-based compensation awards exercised or vested during the three months ended March 31, 2019.

Note 15: Share-Based Compensation

Stock Plan

We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units (“Performance RSUs”) and nonqualified stock options (“Options”) to certain employees and directors. We recognized share-based compensation expense of $5 million and $3 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, unrecognized compensation costs for unvested awards were approximately $46 million, which is expected to be recognized over a weighted average period of 2.1 years. As of March 31, 2019, there were 8,746,301 shares of common stock available for future issuance.

Service RSUs

During the three months ended March 31, 2019, we issued 475,647 Service RSUs with a weighted-average grant date fair value of $33.25, which generally vest in equal annual installments over three years from the date of grant.

Options

During the three months ended March 31, 2019, we issued 544,209 Options with a weighted-average exercise price of $33.32, which vest over three years from the date of the grant.

The weighted-average grant date fair value of these options was $12.29, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility	33.1%
Dividend yield	—%
Risk-free rate	2.6%
Expected term (in years)	6.0

As of March 31, 2019, we had 646,496 Options outstanding that were exercisable.

Performance Shares

During the three months ended March 31, 2019, we issued 133,660 Performance RSUs with a weighted-average grant date fair value of $33.32. The Performance RSUs are settled at the end of a three-year performance period, with 70 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net impacts and recognitions of revenues and expenses related to sales of VOIs of projects under construction. The remaining 30 percent of the Performance RSUs are subject to the achievement of certain contract sales targets.  We determined that the performance conditions for these awards are probable of achievement and, as of March 31, 2019, we recognized compensation expense based on the number of Performance RSUs we expect to vest.

Note 16: Earnings Per Share

The following table presents the calculation of our basic and diluted earnings per share (“EPS”).  The weighted- average shares outstanding used to compute basic EPS and diluted EPS for the three months ended March 31, 2019 is 94,092,147 and 94,597,630, respectively, and for the three months ended March 31, 2018 is 98,620,957 and 99,487,013, respectively.

	Three Months Ended March 31,
($ and shares outstanding in millions, except per share amounts)	2019	2018
Basic EPS:
Numerator:
Net Income(1)	$55	$30
Denominator:
Weighted average shares outstanding	94	99
Basic EPS	$0.59	$0.31
Diluted EPS:
Numerator:
Net Income(1)	$55	$30
Denominator:
Weighted average shares outstanding	95	99
Diluted EPS	$0.58	$0.30

(1)	Net income for the three months ended March 31, 2019 and 2018 was $55,067,801 and $30,170,029, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the three months ended March 31, 2019 and 2018, we excluded 948,248 and 136,675 share-based compensation awards, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 17: Related Party Transactions

BRE Ace LLC

In July 2017, we acquired a 25 percent ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.” During each of the three months ended March 31, 2019 and 2018, we recorded $1 million in Equity in earnings from unconsolidated affiliates included in our condensed consolidated statements of operations. Additionally, we earn commissions and other fees related to a fee-for-service agreement with the investee to sell VOIs at Elara, by Hilton Grand Vacations.  These amounts are summarized in the following table and included in our condensed consolidated statements of operations as of the date they became a related party.

	Three Months Ended March 31,
($ in millions)	2019	2018
Commission and other fees	$36	$32

Also related to the fee-for-service agreement, as of March 31, 2019, we have outstanding receivables of $32 million.

1776 Holding, LLC

In March 2018, we entered into an agreement with SCG 1776, LLC to form 1776 Holding, LLC.  In conjunction with this agreement we contributed $5 million in cash for a 50 percent ownership interest in 1776 Holding LLC.  For the three months ended March 31, 2019, we recorded less than $1 million in loss included in the condensed consolidated statements of operations as Equity in earnings from unconsolidated affiliates. See Note 9: Investments in Unconsolidated Affiliates for additional information.

HNA Tourism Group Co., Ltd (“HNA”)

On March 13, 2018, HNA entered into an underwriting agreement with several underwriters to sell 22,250,000 shares of our common stock. In connection with the underwriting offer, we elected to purchase 2,500,000 shares at a price of approximately $44.75 per share. The transactions were completed on March 19, 2018 and HNA ceased to be a related party.

Note 18: Business Segments

We operate our business through the following two segments:

•

Real estate sales and financing – We market and sell VOIs that we own. We also source VOIs through fee-for-service agreements with third-party developers. Related to the sales of the VOIs that we own, we provide consumer financing, which includes interest income generated from the origination of consumer receivables to customers to finance their purchase of VOIs and revenue from servicing the timeshare financing receivables. We also generate fee revenue from servicing the timeshare financing receivables provided by third-party developers to purchasers of their VOIs.

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

We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended March 31,
($ in millions)	2019	2018
Revenues:
Real estate sales and financing	$307	$241
Resort operations and club management(1)(2)	110	98
Total segment revenues	417	339
Cost reimbursements	42	36
Intersegment eliminations(1)(2)	(9)	(8)
Total revenues	$450	$367

(1)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for discounted stays at properties resulting from marketing packages. These charges totaled $9 million and $8 million for the three months ended March 31, 2019 and 2018.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for each of the three months ended March 31, 2019 and 2018.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended March 31,
($ in millions)	2019	2018
Adjusted EBITDA:
Real estate sales and financing(1)	$80	$44
Resort operations and club management(1)	65	59
Segment Adjusted EBITDA	145	103
General and administrative	(25)	(23)
Depreciation and amortization	(10)	(8)
License fee expense	(23)	(23)
Other loss, net	(1)	(1)
Interest expense	(10)	(7)
Income tax expense	(20)	(10)
Equity in earnings from unconsolidated affiliates	1	1
Other adjustment items	(2)	(2)
Net income	$55	$30

(1)	Includes intersegment eliminations. Refer to our table presenting revenues by reportable segment above for additional discussion.

Note 19: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2019, we were committed to purchase approximately $527 million of inventory and land over a period of twelve years. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the three months ended March 31, 2019 and 2018, we purchased $9 million and $4 million, respectively, of VOI inventory as required under our commitments. As of March 31, 2019, our remaining obligation pursuant to these arrangements was expected to be incurred as follows:

($ in millions)	Purchase Obligations
Year
2019 (remaining)	$119
2020	162
2021	84
2022	56
2023	52
Thereafter	54
Total	$527

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe an unfavorable outcome is either reasonably possible or remote and/or for which possible losses are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2019, will not have a material effect on our unaudited condensed consolidated financial statements.

Note 20: Condensed Consolidating Guarantor Financial Information

The following schedules present the unaudited condensed consolidating financial information as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	March 31, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$13	$—	$122	$23	$—	$158
Restricted cash	—	—	38	26	—	64
Accounts receivable, net	25	25	146	18	(68)	146
Timeshare financing receivables, net	—	—	255	856	—	1,111
Inventory	—	—	497	32	—	529
Property and equipment, net	—	—	637	7	—	644
Operating lease right of use assets, net			66	—	—	66
Investments in unconsolidated affiliates	—	—	40	—	—	40
Intangible assets, net	—	—	80	—	—	80
Other assets	—	6	69	48	—	123
Investments in subsidiaries	543	1,314	276	—	(2,133)	—
TOTAL ASSETS	$581	$1,345	$2,226	$1,010	$(2,201)	$2,961
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$6	$25	$310	$13	$(68)	$286
Advanced deposits	—	—	106	—		106
Debt, net	—	777	23	—		800
Non-recourse debt, net	—	—	—	720		720
Operating lease liabilities	—	—	78	—		78
Deferred revenues	—	—	135	—		135
Deferred income tax liabilities	—	—	260	1		261
Total equity	575	543	1,314	276	(2,133)	575
TOTAL LIABILITIES AND EQUITY	$581	$1,345	$2,226	$1,010	$(2,201)	$2,961

	December 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$4	$—	$89	$15	$—	$108
Restricted cash	—	—	45	27	—	72
Accounts receivable, net	—	—	157	17	(21)	153
Timeshare financing receivables, net	—	—	209	911	—	1,120
Inventory	—	—	502	25	—	527
Property and equipment, net	—	—	553	6	—	559
Investments in unconsolidated affiliate	—	—	38	—	—	38
Intangible assets, net	—	—	81	—	—	81
Other assets	—	6	41	48	—	95
Investments in subsidiaries	612	1,210	277	—	(2,099)	—
TOTAL ASSETS	$616	$1,216	$1,992	$1,049	$(2,120)	$2,753
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$—	$332	$13	$(21)	$324
Advanced deposits	—	—	101	—	—	101
Debt, net	—	604	—	—	—	604
Non-recourse debt, net	—	—	—	759	—	759
Deferred revenues	—	—	95	—	—	95
Deferred income tax liabilities	—	—	254	—	—	254
Total equity	616	612	1,210	277	(2,099)	616
TOTAL LIABILITIES AND EQUITY	$616	$1,216	$1,992	$1,049	$(2,120)	$2,753

	For the Three Months Ended March 31, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$107	$18	$—	$125
Sales, marketing, license and other fees	—	—	151	1	(11)	141
Financing	—	—	18	25	(2)	41
Resort and club management	—	—	42	—	—	42
Rental and ancillary service	—	—	58	1	—	59
Cost reimbursements	—	—	41	1	—	42
Total revenues	—	—	417	46	(13)	450
Expenses
Cost of VOI sales	—	—	33	3	—	36
Sales and marketing	—	—	170	11	(11)	170
Financing	—	—	4	11	(2)	13
Resort and club management	—	—	11	—	—	11
Rental and ancillary services	—	—	34	1	—	35
General and administrative	—	—	25	—	—	25
Depreciation and amortization	—	—	10	—	—	10
License fee expense	—	—	22	1	—	23
Cost reimbursements	—	—	41	1	—	42
Total operating expenses	—	—	350	28	(13)	365
Interest expense	—	(10)	—	—	—	(10)
Dividends from subsidiary	125	125	—	—	(250)	—
Equity in earnings from unconsolidated affiliates	—	—	1	—	—	1
Other loss, net	—	—	(1)	—	—	(1)
Income (loss) before income taxes	125	115	67	18	(250)	75
Income tax expense	—	—	(20)	—	—	(20)
Income (loss) before equity in earnings (loss) from subsidiaries	125	115	47	18	(250)	55
Equity in (loss) earnings from subsidiaries	(70)	65	18	—	(13)	—
Net income	$55	$180	$65	$18	$(263)	$55

	For the Three Months Ended March 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$77	$1	$—	$78
Sales, marketing, license and other fees	—	—	126	1	(2)	125
Financing	—	—	20	19	(1)	38
Resort and club management	—	—	39	—	—	39
Rental and ancillary service	—	—	50	1	—	51
Cost reimbursements	—	—	35	1	—	36
Total revenues	—	—	347	23	(3)	367
Expenses
Cost of VOI sales	—	—	19	—	—	19
Sales and marketing	—	—	161	2	(2)	161
Financing	—	—	5	7	(1)	11
Resort and club management	—	—	11	—	—	11
Rental and ancillary services	—	—	27	1	—	28
General and administrative	—	—	23	—	—	23
Depreciation and amortization	—	—	8	—	—	8
License fee expense	—	—	23	—	—	23
Cost reimbursements	—	—	35	1	—	36
Total operating expenses	—	—	312	11	(3)	320
Interest expense	—	(7)	—	—	—	(7)
Equity in earnings from unconsolidated affiliates	—	—	1	—	—	1
Other loss, net	—	—	(1)	—	—	(1)
Income (loss) before income taxes	—	(7)	35	12	—	40
Income tax expense	—	—	(10)	—	—	(10)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(7)	25	12	—	30
Equity in earnings from subsidiaries	30	37	12	—	(79)	—
Net income	$30	$30	$37	$12	$(79)	$30

	For the Three Months Ended March 31, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$—	$140	$(2)	$66	$(190)	$14
Investing Activities
Capital expenditures for property and equipment	—	—	(5)	(1)	—	(6)
Software capitalization costs	—	—	(4)	—	—	(4)
Dividends from subsidiary	100	100	—	—	(200)	—
Net cash used in investing activities	100	100	(9)	(1)	(200)	(10)
Financing Activities
Issuance of debt	—	195	—	—	—	195
Repayment of debt	—	(23)	—	—	—	(23)
Repayment of non-recourse debt	—	—	—	(40)	—	(40)
Repurchase and retirement of common stock	—	(92)	—	—	—	(92)
Payment of withholding taxes on vesting of restricted stock units	—	(2)	—	—	—	(2)
Intercompany transfers	(91)	(318)	37	(18)	390	—
Net cash provided by (used in) financing activities	(91)	(240)	37	(58)	390	38
Net increase in cash, cash equivalents and restricted cash	9	—	26	7	—	42
Cash, cash equivalents and restricted cash, beginning of period	4	—	134	42	—	180
Cash, cash equivalents and restricted cash, end of period	$13	$—	$160	$49	$—	$222

	For the Three Months Ended March 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$—	$(8)	$103	$(67)	$(3)	$25
Investing Activities
Capital expenditures for property and equipment	—	—	(12)	(2)	—	(14)
Software capitalization costs	—	—	(4)	—	—	(4)
Return on investment from unconsolidated affiliates	—	—	9	—	—	9
Investment in unconsolidated affiliates	—	—	(5)	—	—	(5)
Net cash used in investing activities	—	—	(12)	(2)	—	(14)
Financing Activities
Repayment of debt	—	(3)	—	—	—	(3)
Repayment of non-recourse debt	—	—	—	(39)	—	(39)
Debt issuance costs	—	—	—	(2)	—	(2)
Repurchase and retirement of common stock	—	(112)	—	—	—	(112)
Payment of withholding taxes on vesting of restricted stock units	—	(1)	—	—	—	(1)
Capital contribution	—	3	—	—	—	3
Intercompany transfers	—	121	(231)	107	3	—
Net cash provided by (used in) financing activities	—	8	(231)	66	3	(154)
Net decrease in cash, cash equivalents and restricted cash	—	—	(140)	(3)	—	(143)
Cash, cash equivalents and restricted cash, beginning of period	—	—	259	38	—	297
Cash, cash equivalents and restricted cash, end of period	$—	$—	$119	$35	$—	$154

Note 21: Subsequent Events

In April 2019, we executed the following transactions:

•	we repurchased 925,199 shares of our common stock for $30 million;
•	we borrowed and repaid $100 million and $70 million, respectively, under our Revolver; and
•	we amended our Timeshare Facility, extending the end of the commitment period from March 2020 to April 2021 while maintaining our borrowing capacity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements convey management’s expectations as to our future, and are based on management’s beliefs, expectations, assumptions and such plans, estimates, projections and other information available to management at the time we make such statements. Forward-looking statements include all statements that are not historical facts and may be identified by terminology such as the words “outlook,” “believe,” “expect,” “potential,” “goal,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “projects,” predicts,” “intends,” “plans,” “estimates,” “anticipates” “future,” “guidance,” “target,” or the negative version of these words or other comparable words. The forward-looking statements contained in this Report include statements related to our revenues, earnings, taxes, cash flow and related financial and operating measures, and expectations with respect to future operating, financial and business performance, and other anticipated future events and expectations that are not historical facts.

We caution you that our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, business performance or achievements expressed in or implied by such statements. The forward-looking statements in this Report are not guarantees of our future performance, and you should not place undue reliance on such statements. Factors that could cause our actual results to differ materially from those contemplated by our forward-looking statements include: risks associated with the inherent business, financial and operating risks of the timeshare industry, including limited underwriting standards due to the real-time nature of industry sales practices, and the intense competition associated with the industry; our ability successfully market and sell VOIs; our development and other activities to source inventory for VOI sales; significant increases in defaults on HGV’s vacation ownership mortgage receivables; the ability of managed homeowner associations to collect sufficient maintenance fees; general volatility in the economy and/or the financial and credit markets; adverse economic or market conditions and trends in the tourism and hospitality industry, which may impact the purchasing and vacationing decisions of consumers; our actions or the occurrence of other events that could cause a breach under or termination of our license agreement with Hilton that could affect or terminate our access to the Hilton brands and programs, or actions of Hilton that affect the reputation of the licensed marks or Hilton’s programs; economic and operational uncertainties related to our expanding global operations, including our ability to manage the outcome and timing of such operations and compliance with anti-corruption, data privacy and other applicable laws and regulations affecting our international operations; the effects of foreign currency exchange; changes in tax rates and exposure to additional tax liabilities; the impact of future changes in legislation, regulations or accounting pronouncements; HGV’s acquisitions, joint ventures, and strategic alliances that that may not result in expected benefits, including the termination of material fee-for-service agreements; our dependence on third-party development activities to secure just-in-time inventory; our use of social media platforms; cyber-attacks, security vulnerabilities, and information technology system failures resulting in disclosure of personal data, company data loss, system outages or disruptions of our online services, which could lead to reduced revenue, increased costs, liability claims, harm to user engagement, and harm to our reputation or competitive position; the impact of claims against us that may result in adverse outcomes, including regulatory proceedings or litigation; our credit facilities, indenture and other debt agreements and instruments, including variable interest rates, operating and financial restrictions, our ability to make scheduled payments, and our ability to refinance our debt on acceptable terms; the continued service and availability of key executives and employees; and catastrophic events or geo-political conditions including war, terrorist activity, political strife or natural disasters that may disrupt our operations in key vacation destinations. Any one or more of the foregoing factors could adversely impact our operations, revenue, operating margins, financial condition and/or credit rating.

For additional information regarding factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements in this Report, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and those described from time to time other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.

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

Overview

Our Business

We are a rapidly growing timeshare company that markets and sells VOIs, manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of March 31, 2019, we have 56 properties, representing 8,966 units, which are located in iconic vacation destinations such as the Hawaiian Islands, New York City, Orlando and Las Vegas, and feature spacious, condominium-style accommodations with superior amenities and quality service. As of March 31, 2019, we have approximately 312,000 Hilton Grand Vacations Club (the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 14 industry-leading brands across more than 5,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

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

For the three months ended March 31, 2019, sales from fee-for-service, just-in-time and developed inventory sources were 59 percent, 16 percent and 25 percent, respectively, of contract sales. See “—Real Estate Sales Metrics” for additional discussion of contract sales. Based on our trailing twelve months sales pace, we have access to approximately seven years of future inventory, with capital efficient arrangements representing approximately 55 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing receivables that bear a fixed interest rate typically ranging from nine percent to 18 percent per annum.

The interest rate on our timeshare financing receivables is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the receivable term. The weighted average FICO score for new timeshare financing receivables to U.S. and Canadian borrowers at the time of origination were as follows:

	Three Months Ended March 31,
	2019	2018
Weighted-average FICO score	751	750

Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Club.

Some of our timeshare financing receivables have been pledged as collateral in our securitization transactions, which have in the past and may in the future provide funding for our business activities. In these securitization transactions, special purpose entities are established to issue various classes of debt securities which are generally collateralized by a single pool of assets, consisting of timeshare financing receivables that we service and related cash deposits. For additional information see Note 5: Timeshare Financing Receivables in our unaudited condensed consolidated financial statements.

In addition, we earn fees from servicing our securitized timeshare financing receivables and the timeshare financing receivables provided by third-party developers of our fee-for-service projects to purchasers of their VOIs.

Resort Operations and Club Management

We enter into management agreements with the HOA of the VOI owners for timeshare resorts developed by us or a third party. Each of the HOAs is governed by a board of directors comprising owner and developer representatives that are charged with ensuring the resorts are well-maintained and financially stable. Our management services include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets and projections and employee training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee equal to 10 percent to 15 percent of the costs to operate the applicable resort. The fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses and our management fees are unaffected by changes in rental rate or occupancy. We are reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The initial term of our management agreements typically ranges from three to five years and the agreements are subject to periodic renewal for one to three year periods. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term.

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

Key Business and Financial Metrics and Terms Used by Management

Real Estate Sales Metrics

The following are not recognized terms under U.S. GAAP:

•

Contract sales represents the total amount of VOI products (fee-for-service and developed) under purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price. Contract sales is not a recognized term under U.S. GAAP and should not be considered in isolation or as an alternative to Sales of VOIs, net or any other comparable operating measure derived in accordance with U.S. GAAP. Contract sales differ from revenues from the Sales of VOIs, net that we report in our condensed consolidated statements of operations due to the requirements for revenue recognition, as well as adjustments for incentives and other administrative fee revenues. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our audited consolidated financial statements included in Item 8 in our Annual Report on form 10-K for the year ended December 31, 2018, for additional information on Sales of VOI, net.

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

For further information see Item 8. Financial Statements and Supplementary Data - Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Results of Operations

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

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

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	$	%
Revenues:
Real estate sales and financing	$307	$241	$66	27.4%
Resort operations and club management	110	98	12	12.2
Segment revenues	417	339	78	23.0
Cost reimbursements	42	36	6	16.7
Intersegment eliminations(1)	(9)	(8)	(1)	12.5
Total revenues	$450	$367	$83	22.6

(1)	Refer to Note 18: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	$	%
Net Income	$55	$30	$25	83.3%
Interest expense	10	7	3	42.9
Income tax expense	20	10	10	100.0
Depreciation and amortization	10	8	2	25.0
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	1	—	—
EBITDA	96	56	40	71.4
Other loss, net	1	1	—	—
Share-based compensation expense	5	3	2	66.7
Other adjustment items(1)	—	2	(2)	(100.0)
Adjusted EBITDA	$102	$62	$40	64.5

(1)	Includes costs associated with the spin-off transaction of $2 million for the three months ended March 31, 2018.

The following table shows our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$80	$44	$36	81.8%
Resort operations and club management(1)	65	59	6	10.2
Segment Adjusted EBITDA	145	103	42	40.8
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	2	2	—	—
License fee expense	(23)	(23)	—	—
General and administrative(2)	(22)	(20)	(2)	10.0
Adjusted EBITDA	$102	$62	$40	64.5

(1)	Includes intersegment eliminations, share-based compensation attributable to the segment and other adjustments.
(2)	Excludes segment related share-based compensation and other adjustment items.

Real Estate Sales and Financing

Real estate sales and financing segment revenues increased by $66 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to (i) a $60 million increase in sales revenue, (ii) a $3 million increase in marketing revenue and other fees and (iii) a $3 million increase in financing revenue.  Sales revenue increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the deferral of revenue from sales of VOIs of two properties that were under construction during the first quarter of 2018.  In addition, commission and brand fees increased $13 million due to (i) higher fee-for-service sales at existing fee-for-service properties and the opening of a fee-for-service resort during the second quarter of 2018.  The increases in sales revenue due to the deferral activity in 2018 was partially offset by decreases in sales of VOIs, net of certain other developed properties.  Marketing revenue and other fees increased primarily due to an increase in vacation package revenue. Financing revenue increased primarily due to an increase in interest income from higher outstanding timeshare receivables balances and an increase in servicing fees.  Real estate sales and financing segment Adjusted EBITDA increased by $36 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to general marketing expenses recognized during the three months ended March 31, 2018, that supported the sales of the aforementioned projects under construction for which the revenues and related costs to obtain and fulfill the contracts were deferred until construction was completed later in 2018.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues increased by $12 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to (i) an increase of $3 million in resort and club management revenues primarily due to an increase in Club members and (ii) an increase of $8 million in rental and ancillary services revenues.  Rental and ancillary services revenue increased as a result of higher transient rental room revenue, primarily due to the June 2018 acquisition of an operating hotel and higher club inventory rentals at our developed and fee-for-service properties.  Resort operations and club management segment Adjusted EBITDA increased by $6 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the increases in revenues associated with the segment, partially offset by an increase of $7 million in segment expenses.

Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended March 31,		Variance
($ in millions, except Tour flow and VPG)	2019	2018	$	%
Sales of VOIs, net	$125	$78	$47	60.3%
Adjustments:
Fee-for-service sales(1)	190	170	20	11.8
Provision for financing receivables losses	14	12	2	16.7
Reportability and other
Deferral of sales of VOIs under construction(2)	—	66	(66)	(100.0)
Fee-for-service sales upgrades, net	(14)	(8)	(6)	75.0
Other(3)	7	11	(4)	(36.4)
Contract sales	$322	$329	$(7)	(2.1)
Tour flow	82,644	77,700	4,944	6.4
VPG	$3,677	$3,997	$(320)	(8.0)

(1)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(2)

Includes $59 million cumulative effect of applying Accounting Standards Codification (“ASC 606”) Topic 606 for the three months ended March 31, 2018. There was no impact for the three months ended March 31, 2019.

(3)	Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.

Contract sales decreased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to lower VPG from both a one percent close rate and average transaction price reduction.  This was partially offset by a six percent improvement in tour flow.

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	$	%
Sales of VOIs, net	$125	$78	$47	60.3%
Sales, marketing, brand and other fees	141	125	16	12.8
Less:
Marketing revenue and other fees	30	27	3	11.1
Sales revenue	236	176	60	34.1
Less:
Cost of VOI sales	36	19	17	89.5
Sales and marketing expense, net(2)	131	126	5	4.0
Real estate margin	$69	$31	$38	NM(1)
Real estate margin percentage	29.2%	17.6%

(1)	Fluctuation in terms of percentage change is not meaningful
(2)	Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.

Sales revenue increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the deferral of revenue from sales of VOIs on two properties under construction during the first quarter of 2018.  In addition, commission and brand fees increased $13 million due to higher fee-for-service sales at existing fee-for-service properties and the opening of a fee-for-service resort during the second quarter of 2018.  The increase in real estate margin and margin percentage for the three months ended March 31, 2019, compared to 2018, was primarily due to the recognition of general marketing expenses during the three months ended March 31, 2018, that supported the sales of the aforementioned projects under construction for which revenues and costs to obtain and fulfill the contracts were deferred until construction was completed later in 2018.

Financing

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	$	%
Interest income	$36	$34	$2	5.9%
Other financing revenue	5	4	1	25.0
Financing revenue	41	38	3	7.9
Consumer financing interest expense	7	4	3	75.0
Other financing expense	6	7	(1)	(14.3)
Financing expense	13	11	2	18.2
Financing margin	$28	$27	$1	3.7
Financing margin percentage	68.3%	71.1%

Financing revenue increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to an increase of $2 million in interest income resulting from a higher average outstanding timeshare financing receivables balance during the three months ended March 31, 2019. Financing margin percentage decreased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a higher non-recourse debt balance associated with our September 2018 securitization.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	$	%
Club management revenue	$26	$23	$3	13.0%
Resort management revenue	16	16	—	—
Resort and club management revenues	42	39	3	7.7
Club management expense	7	6	1	16.7
Resort management expense	4	5	(1)	(20.0)
Resort and club management expenses	11	11	—	—
Resort and club management margin	$31	$28	$3	10.7
Resort and club management margin percentage	73.8%	71.8%

Resort and club management revenues increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to an increase of approximately 19,500 Club members. Resort and club management margin and margin percentage increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to increases in segment revenues.

Rental and Ancillary Services

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	$	%
Rental revenues	$52	$45	$7	15.6%
Ancillary services revenues	7	6	1	16.7
Rental and ancillary services revenues	59	51	8	15.7
Rental expenses	29	23	6	26.1
Ancillary services expense	6	5	1	20.0
Rental and ancillary services expenses	35	28	7	25.0
Rental and ancillary services margin	$24	$23	$1	4.3
Rental and ancillary services margin percentage	40.7%	45.1%

Rental and ancillary services revenues and expenses increased by $8 million and $7 million, respectively, for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the acquisition of an operating hotel in June 2018.  In addition, we had higher club inventory rentals at our developed and fee-for-service properties.  Rental and ancillary services margin percentage decreased for the three months ended March 31, 2019, compared to the same period in 2018 primarily due to increases in segment revenues and expenses discussed above.

Other Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	$	%
General and administrative	$25	$23	$2	8.7%
Depreciation and amortization	10	8	2	25.0
License fee expense	23	23	—	—

The change in other operating expenses for the three months ended March 31, 2019, compared to the same period in 2018, is primarily due to (i) increase in general and administrative expense relating to professional fees, costs related to digital innovation strategies, and other operating expenses and (ii) higher depreciation and amortization due to additional software placed into service subsequent to the first quarter of 2018.

Non-Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	$	%
Interest expense	$10	$7	$3	42.9%
Equity in earnings from unconsolidated affiliates	(1)	(1)	—	—
Other loss, net	1	1	—	—
Income tax expense	20	10	10	100.0

The change in non-operating expenses for the three months ended March 31, 2019, compared to the same period in 2018, is primarily due to (i) an increase in interest expense due to higher average outstanding balance on our senior secured credit facilities and (ii) an increase in income tax expense primarily due to higher income before income taxes.

Liquidity and Capital Resources

Overview

Our cash management objectives are to maintain the availability of liquidity, minimize operational costs, make debt payments and fund future acquisitions and development projects. Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including payroll and related benefits, legal costs, operating costs associated with the operation of our resorts and sales centers, interest and scheduled principal payments on our outstanding indebtedness, inventory-related purchase commitments, and capital expenditures for renovations and maintenance at our offices and sales centers. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, inventory-related purchase commitments and costs associated with potential acquisitions and development projects.

We finance our short- and long-term liquidity needs primarily by cash and cash equivalents, cash generated from our operations, draws on our senior secured credit facility and our non-recourse revolving timeshare credit facility (“Timeshare Facility”), and through periodic securitizations of our timeshare financing receivables.

•

As of March 31, 2019, we had total cash and cash equivalents of $222 million, including $64 million of restricted cash. The restricted cash balance relates to escrowed cash from our sales of our VOIs and reserves related to our non-recourse debt.

•

As of March 31, 2019, we have $509 million remaining borrowing capacity under the revolver facility (“Revolver”) which includes $29 million of undrawn borrowing capacity available for letters of credit and $10 million available under short-term borrowings. In addition, we have $330 million remaining borrowing capacity under our Timeshare Facility.  See Note 11: Debt and Non-Recourse Debt for additional information.

We believe these sources of capital will be adequate to meet our short- and long-term liquidity requirements for operating expenses and other expenditures, including payroll and related benefits, legal costs, and to finance our long-term growth plan and capital expenditures for the foreseeable future.

We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables at metrics setting the benchmark for the industry, and provides the ability to be strategically opportunistic in the marketplace, while providing returns to our shareholders.  We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand.  As of March 31, 2019, our inventory-related purchase commitment was $527 million over twelve years of which we expect to purchase $119 million for the remaining of 2019.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	$	%
Net cash provided by (used in):
Operating activities	$14	$25	$(11)	(44.0)%
Investing activities	(10)	(14)	4	(28.6)
Financing activities	38	(154)	192	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flow provided by operating activities is primarily generated from (1) sales and financing of VOIs and (2) net cash generated from managing our resorts, Club operations and providing related ancillary services. Cash flows used in operating activities primarily include spending for the acquisition of real estate for future conversion to inventory, acquisition of and development of inventory and funding our working capital needs. Our cash flows from operations generally vary due to the following factors related to the sale of our VOIs; the degree to which our owners finance their purchase and our owners’ repayment of timeshare financing receivables; the timing of management and sales and marketing services provided; and cash outlays for VOI inventory acquisition and development. Additionally, cash flow from operations will also vary depending upon our sales mix of VOIs; over time, we generally receive more cash from the sale of an owned VOI as compared to that from a fee-for-service sale.

The decrease in net cash flows provided by operating activities for the three months ended March 31, 2019, compared to the same period in 2018 was primarily due to the purchase and development of real estate for future conversion to inventory of $63 million and increases inventory spending, which is partially offset by a $63 million tax payment made in January 2018 that was deferred from 2017 due to a tax relief program from Hurricane Irma.

The following table exhibits our VOI inventory spending:

	Three Months Ended March 31,
($ in millions)	2019	2018
VOI spending - owned properties	$26	$25
VOI spending - fee-for-service upgrades	14	9
Real estate acquired for future conversion into inventory	60	—
Total VOI inventory spending	$100	$34

Investing Activities

The following table summarizes our net cash used in investing activities:

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	$	%
Capital expenditures for property and equipment	$(6)	$(14)	$8	(57.1)%
Software capitalization costs	(4)	(4)	—	—
Return of investment from unconsolidated affiliates	—	9	(9)	(100.0)
Investments in unconsolidated affiliates	—	(5)	5	(100.0)
Net cash used in investing activities	$(10)	$(14)	$4	(28.6)

The change in net cash used in investing activities for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to a reduction in the net cash provided from activity related to our investment in unconsolidated affiliates partially offset by a decrease in capital expenditures for property and equipment.

Our capital expenditures include spending related to technology, buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

Financing Activities

The following table summarizes our net cash provided by (used in) financing activities:

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	$	%
Issuance of debt	$195	$—	$195	NM(1)
Repayment of debt	(23)	(3)	(20)	NM(1)
Repayment of non-recourse debt	(40)	(39)	(1)	2.6%
Debt issuance costs	—	(2)	2	(100.0)
Repurchase and retirement of common stock	(92)	(112)	20	(17.9)
Payment of withholding taxes on vesting of restricted stock units	(2)	(1)	(1)	100.0
Capital contribution	—	3	(3)	(100.0)
Net cash provided by (used in) financing activities	$38	$(154)	$192	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The net cash provided by financing activities for the three months ended March 31, 2019 was primarily due to borrowings of $195 million under our revolving credit facility. This was partially offset by a $63 million debt and non-recourse debt repayments and the repurchase and retirement of common stock of $92 million.

The net cash used in financing activities for the three months ended March 31, 2018 was primarily due to the repurchase and retirement of common stock of $112 million and debt and non-recourse debt repayments of $42 million.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2019:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(1)	$1,024	$49	$98	$526	$351
Non-recourse debt(1)	779	210	375	137	57
Purchase commitments	500	263	134	103	—
Total contractual obligations	$2,303	$522	$607	$766	$408

(1)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 2.49 percent as of March 31, 2019.

As of March 31, 2019, our contractual obligations relating to our operating leases has not materiality changed from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of March 31, 2019 consisted of $527 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under the Hilton Grand Vacations brand. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 19: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Subsequent Events

In April 2019, we executed the following transactions:

•	we repurchased 925,199 shares of our common stock for $30 million;
•	we borrowed and repaid $100 million and $70 million, respectively, under our Revolver;
•	we amended our Timeshare Facility, extending the end of the commitment period from March 2020 to April 2021 while maintaining our borrowing capacity; and
•	our board of directors authorized an additional $200 million of share repurchases under conditions substantially similar to the November 2018 authorization.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and currency exchange rates. We manage our exposure to these risks by monitoring available financing alternatives and through pricing policies that may take into account currency exchange rates. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of March 31, 2019, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2019	2020	2021	2022	2023	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	11.930%	$63	$84	$83	$80	$78	$230	$618	$646
Fixed-rate unsecuritized timeshare financing receivables	12.679%	48	55	61	66	70	362	662	702
Liabilities:(3)
Fixed-rate debt	4.167%	150	166	87	64	77	385	929	928
Variable-rate debt(4)	3.934%	8	10	130	10	447	—	605	608

(1)	Weighted-average interest rate as of March 31, 2019.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Variable-rate debt includes principal outstanding debt of $485 million and non-recourse debt of $120 million as of March 31, 2019. See Note 11: Debt & Non-recourse Debt in our unaudited condensed consolidated financial statements for additional information.

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

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) or our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe an unfavorable outcome is either reasonably possible or remote and/or for which are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2019 will not have a material effect on our unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors

As of March 31, 2019, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. These risk factors may be important to understanding statements in this Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 contain forward-looking statements, and they may not be the only risks facing the Company. The business, financial condition and operating results of the Company can be affected by the risk factors described in the foregoing reports and by other factors currently unknown or that management presently believes not to be material.  Any one or more of such factors could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and the trading price of our common stock.  Because of these factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) Issuer Repurchases. During the three months ended March 31, 2019, we repurchased the following shares:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Appropriate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 1 - January 31, 2019	—	$—	—	$—
February 1 - February 28, 2019	—	$—	—	$—
March 1 - March 31, 2019	3,046,908	$31.92	3,046,908	$31,589,952
	3,046,908	$31.92	3,046,908	$31,589,952
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).

10.1

Form of Amendment to Amended and Restated Performance and Service Based Restricted Stock Unit Agreement (for 2018 Performance RSUs) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 5, 2019). †

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 3 of this Form 10-Q

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of May 2019.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Executive Vice President and Chief Financial Officer