Form 10-Q
period 2019-06-30
Hilton Grand Vacations Inc.
filed 2019-08-01
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 26, 2019 was 85,911,860.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and cash equivalents	$120	$108
Restricted cash	67	72
Accounts receivable, net of allowance for doubtful accounts of $17 and $14	156	153
Timeshare financing receivables, net	1,125	1,120
Inventory	536	527
Property and equipment, net	673	559
Operating lease right-of-use assets, net	63	—
Investments in unconsolidated affiliates	43	38
Intangible assets, net	84	81
Other assets	122	95
TOTAL ASSETS (variable interest entities - $571 and $647)	$2,989	$2,753
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$312	$324
Advanced deposits	108	101
Debt, net	937	604
Non-recourse debt, net	696	759
Operating lease liabilities	76	—
Deferred revenues	163	95
Deferred income tax liabilities	247	254
Total liabilities (variable interest entities - $562 and $640)	2,539	2,137
Commitments and contingencies - see Note 19
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 85,910,022 issued and outstanding as of June 30, 2019 and 94,558,086 issued and outstanding as of December 31, 2018	1	1
Additional paid-in capital	169	174
Accumulated retained earnings	280	441
Total equity	450	616
TOTAL LIABILITIES AND EQUITY	$2,989	$2,753

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Sales of VOIs, net	$120	$250	$245	$328
Sales, marketing, brand and other fees	145	146	286	271
Financing	43	39	84	77
Resort and club management	43	37	85	76
Rental and ancillary services	60	53	119	104
Cost reimbursements	43	38	85	74
Total revenues	454	563	904	930
Expenses
Cost of VOI sales	32	61	68	80
Sales and marketing	186	193	356	354
Financing	12	12	25	23
Resort and club management	12	11	23	22
Rental and ancillary services	37	30	72	58
General and administrative	29	30	54	53
Depreciation and amortization	13	8	23	16
License fee expense	26	25	49	48
Cost reimbursements	43	38	85	74
Total operating expenses	390	408	755	728
Interest expense	(11)	(8)	(21)	(15)
Equity in earnings (losses) from unconsolidated affiliates	2	(2)	3	(1)
Other (loss) gain, net	(1)	1	(2)	—
Income before income taxes	54	146	129	186
Income tax expense	(15)	(39)	(35)	(49)
Net income	$39	$107	$94	$137
Earnings per share:
Basic	$0.43	$1.10	$1.02	$1.40
Diluted	$0.43	$1.10	$1.01	$1.39

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$94	$137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23	16
Amortization of deferred financing costs and other	5	3
Provision for financing receivables losses	38	30
Other loss, net	2	—
Share-based compensation	12	8
Deferred income tax benefit	(9)	(6)
Equity in (earnings) losses from unconsolidated affiliates	(3)	1
Distributions received from unconsolidated affiliates	—	2
Net changes in assets and liabilities:
Accounts receivable, net	(3)	(26)
Timeshare financing receivables, net	(42)	(48)
Inventory	(11)	11
Purchases and development of real estate for future conversion to inventory	(80)	(176)
Other assets	(26)	(58)
Accounts payable, accrued expenses and other	(3)	(42)
Advanced deposits	7	8
Deferred revenues	68	4
Other	—	2
Net cash provided by (used in) operating activities	72	(134)
Investing Activities
Capital expenditures for property and equipment	(17)	(20)
Software capitalization costs	(11)	(9)
Return of investment from unconsolidated affiliates	—	11
Investments in unconsolidated affiliates	(2)	(5)
Net cash used in investing activities	(30)	(23)
Financing Activities
Issuance of debt	410	160
Issuance of non-recourse debt	15	100
Repayment of debt	(105)	(5)
Repayment of non-recourse debt	(79)	(80)
Debt issuance costs	(2)	(2)
Repurchase and retirement of common stock	(271)	(112)
Payment of withholding taxes on vesting of restricted stock units	(3)	(1)
Proceeds from employee stock plan purchases	2	—
Capital contribution	—	3
Other financing activity	(2)	—
Net cash (used in) provided by financing activities	(35)	63
Net increase (decrease) in cash, cash equivalents and restricted cash	7	(94)
Cash, cash equivalents and restricted cash, beginning of period	180	297
Cash, cash equivalents and restricted cash, end of period	$187	$203

Supplemental disclosure of non-cash operating activities:
Cumulative effect of adoption of new accounting standard	$—	$38
Supplemental disclosure of non-cash financing activities:
Issuance of other debt	$23	$—

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2018	94	$1	$174	$441	$616
Net income	—	—	—	55	55
Activity related to share-based compensation	—	—	1	—	1
Repurchase and retirement of common stock	(3)	—	(5)	(92)	(97)
Balance as of March 31, 2019	91	1	170	404	575
Net income	—	—	—	39	39
Activity related to share-based compensation	—	—	10	—	10
Repurchase and retirement of common stock	(5)	—	(11)	(163)	(174)
Balance as of June 30, 2019	86	$1	$169	$280	$450

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2017	99	$1	$162	$355	$518
Net income	—	—	—	30	30
Activity related to share-based compensation	—	—	(1)	—	(1)
Repurchase and retirement of common stock	(2)	—	(3)	(109)	(112)
Revenue recognition cumulative-effect adjustment	—	—	—	(38)	(38)
Capital contribution	—	—	3	—	3
Balance as of March 31, 2018	97	1	161	238	400
Net income	—	—	—	107	107
Activity related to share-based compensation	—	—	6	—	6
Other	—	—	3	1	4
Balance as of June 30, 2018	97	$1	$170	$346	$517

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts; and managing our points-based Hilton Grand Vacations Club exchange program (the “Club”). As of June 30, 2019, we had 57 properties, comprised of 9,177 units, located in the United States (“U.S.”), Japan and Europe.

In connection with the completion of the spin-off in January 2017, we entered into agreements with Hilton Worldwide (“Hilton”) (who at the time was a related party) and other third parties, including licenses to use the Hilton Grand Vacations brand. The unaudited condensed consolidated financial statements reflect the effect of these agreements. For the three months ended June 30, 2019 and 2018, we incurred $36 million and $38 million, respectively, and for each of the six months ended June 30, 2019 and 2018, we incurred $92 million and $97 million, respectively, in costs relating to the agreements entered with Hilton. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

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

Summary of Significant Accounting Policies

Leases

We lease sales centers, office space and equipment under operating leases. We determine if an arrangement is a lease at inception. Amounts related to operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. Operating lease ROU assets are adjusted for lease incentives received.

ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because most of our leases do not provide an explicit or implicit rate of return, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms.

We have lease agreements with lease and non-lease components. Our operating leases may require minimum rent payments, contingent rent payments based on a percentage of revenue or income or rental payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the condensed consolidated balance sheets and lease expense is recognized on a straight-line basis over the lease term.

We monitor events or changes in circumstances that change the timing or amount of future lease payments which results in the remeasurement of a lease liability, with a corresponding adjustment to the ROU asset. ROU assets for operating and financing leases are periodically reviewed for impairment losses under ASC 360-10, Property, Plant, and Equipment, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

On January 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) as amended, using the modified retrospective approach permitted under ASU No. 2018-11, Targeted Improvements, collectively Accounting Standards Codification Topic 842 (“ASC 842”). Accordingly, previously reported financial information has not been restated to reflect the application of the new standard to the comparative periods presented. As permitted under the transition guidance in ASC 842, we have made an accounting policy election to adopt the following package of practical expedients:

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. Subsequent to ASU 2016-13, the FASB has issued several related ASUs amending the original ASU. The updates are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update is effective for annual periods beginning after December 15, 2019. We are currently evaluating the effect of this ASU but we do not expect it to have a material impact on our unaudited condensed consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Real Estate and Financing Segment
Sales of VOIs, net	$120	$250	$245	$328
Sales, marketing, brand and other fees	145	146	286	271
Interest income	36	34	72	68
Other financing revenue	7	5	12	9
Real estate and financing segment revenues	$308	$435	$615	$676

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Resort Operations and Club Management Segment
Club management	$26	$23	$52	$46
Resort management	17	14	33	30
Rental (1)	53	46	105	91
Ancillary services	7	7	14	13
Resort operations and club management segment revenues	$103	$90	$204	$180

(1)	Includes intersegment eliminations. See Note 18: Business Segments for additional information.

Contract Balances

The following table provides information on our accounts receivable and contract asset from contracts with customers which are included in Accounts receivable, net on our condensed consolidated balance sheets:

($ in millions)	June 30, 2019	December 31, 2018
Receivables	$128	$122
Contract asset	3	—

The following table presents the composition of our contract liabilities for the six months ended June 30, 2019.

($ in millions)	June 30, 2019	December 31, 2018
Contract liabilities:
Advanced deposits	$108	$101
Deferred revenues(1)	145	72
Club Bonus Point incentive liability(2)	61	56

(1)

The deferred revenues balance is primarily comprised of (i) sales of VOIs under construction and not yet acquired under a just-in-time arrangement, (ii) club activation fees that are paid at the closing of a VOI purchase, which grants access to our points-based Club and (iii) annual dues for Club membership renewals.

(2)

Amounts related to the Club Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets. This liability is comprised of revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned during the three and six months ended June 30, 2019 that was included in the contract liabilities balance at December 31, 2018 was approximately $39 million and $78 million, respectively.

Our accounts receivables that relate to our contracts with customers includes amounts associated with our contractual right to consideration for completed performance obligations related primarily to our fee-for-service arrangements and homeowners’ associations (“HOA”) management agreements and are settled when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time. Refer to Note 5: Timeshare Financing Receivables for information on balances and changes in balances during the period related to our timeshare financing receivables.

Contract assets relate to incentive fees that can be earned for meeting certain target on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period.

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

Transaction Price Allocated to Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contract revenue that has not yet been recognized. Our contracts with remaining performance obligations primarily include (i) sales of VOIs under construction, (ii) Club activation fees paid at closing of a VOI purchase, (iii) customers’ advanced deposits on prepaid vacation packages and (iv) Club Bonus Points that may be redeemed in the future. As of June 30, 2019, we deferred $34 million of revenue and $5 million of direct selling costs from sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete.  We expect to recognize the revenue and direct selling costs during the second quarter of 2020.  Upon acquisition, we expect to recognize $11 million in costs of VOI sales related to these sales.  As of December 31, 2018, we had no remaining performance obligations on sales of VOIs under construction.

The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Club Bonus Points as of June 30, 2019:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$108	18 months	Upon customer stays
Club activation fees	67	7 years	Straight-line basis over average inventory holding period
Club Bonus Points	61	24 months	Upon redemption

Note 4: Restricted Cash

Restricted cash was as follows:

	June 30,	December 31,
($ in millions)	2019	2018
Escrow deposits on VOI sales	$41	$45
Reserves related to non-recourse debt(1)	26	27
	$67	$72

(1)	See Note 11: Debt & Non-recourse Debt for further discussion.

Note 5: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	June 30, 2019
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$579	$720	$1,299
Less: allowance for financing receivables losses	(35)	(139)	(174)
	$544	$581	$1,125

	December 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$660	$632	$1,292
Less: allowance for financing receivables losses	(43)	(129)	(172)
	$617	$503	$1,120

(1)

Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility ("Timeshare Facility") as well as amounts held as future collateral for upcoming securitization activities.

As of June 30, 2019 and December 31, 2018, we had $279 million and $190 million, respectively, of gross timeshare financing receivables securing the outstanding debt balance of our Timeshare Facility. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale.

Our timeshare financing receivables as of June 30, 2019 mature as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
Year
2019 (remaining)	$40	$39	$79
2020	81	58	139
2021	80	64	144
2022	77	70	147
2023	75	75	150
Thereafter	226	414	640
	579	720	1,299
Less: allowance for financing receivables losses	(35)	(139)	(174)
	$544	$581	$1,125

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

We recognize interest income on our timeshare financing receivables as earned. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of June 30, 2019, our timeshare financing receivables had interest rates ranging from 5.25 percent to 20.50 percent, a weighted-average interest rate of 12.36 percent, a weighted-average remaining term of 7.7 years and maturities through 2031.

Our gross timeshare financing receivables balances by FICO score were as follows:

	June 30,	December 31,
($ in millions)	2019	2018
FICO score
700+	$853	$843
600-699	234	237
<600	27	27
No score(1)	185	185
	$1,299	$1,292

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

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

As of June 30, 2019 and December 31, 2018, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $70 million and $69 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	June 30, 2019
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$566	$644	$1,210
31 - 90 days past due	8	11	19
91 - 120 days past due	2	4	6
121 days and greater past due	3	61	64
	$579	$720	$1,299

	December 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$648	$556	$1,204
31 - 90 days past due	8	11	19
91 - 120 days past due	3	3	6
121 days and greater past due	1	62	63
	$660	$632	$1,292

The changes in our allowance for financing receivables losses were as follows:

	June 30, 2019
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2018	$43	$129	$172
Write-offs	—	(36)	(36)
Provision for financing receivables losses(1)	(8)	46	38
Balance as of June 30, 2019	$35	$139	$174

	June 30, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2017	$27	$114	$141
Write-offs	—	(14)	(14)
Provision for financing receivables losses(1)	(7)	37	30
Balance as of June 30, 2018	$20	$137	$157

(1)	Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

Note 6: Inventory

Inventory was as follows:

	June 30,	December 31,
($ in millions)	2019	2018
Completed unsold VOIs	$249	$243
Construction in process	11	9
Land, infrastructure and other	276	275
	$536	$527

We benefited from $5 million in costs of sales true-ups relating to VOI products for the six months ended June 30, 2019, which resulted in a $5 million increase to the carrying value of inventory as of June 30, 2019. We benefited from $10 million in costs of sales true-ups relating to VOI products for the year ended December 31, 2018, which resulted in a $10 million increase to the carrying value of inventory as of December 31, 2018. Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Cost of VOI sales related to fee-for-service upgrades	$7	$9	$16	$15

Note 7: Property and Equipment

Property and equipment was as follows:

	June 30,	December 31,
($ in millions)	2019	2018
Land	$335	$268
Building and leasehold improvements	300	295
Furniture and equipment	68	54
Construction in progress	66	25
	769	642
Accumulated depreciation	(96)	(83)
	$673	$559

Note 8: Consolidated Variable Interest Entities

As of June 30, 2019 and December 31, 2018, we consolidated four variable interest entities (“VIEs”) that issued non-recourse debt backed by pledged assets consisting primarily of a pool of timeshare financing receivables which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of our VIEs are available to settle the obligations of the respective entities.

Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	June 30,	December 31,
($ in millions)	2019	2018
Restricted cash	$20	$23
Timeshare financing receivables, net	544	617
Non-recourse debt(1)	561	639

(1)	Net of deferred financing costs.

During the six months ended June 30, 2019 and 2018, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 9: Investments in Unconsolidated Affiliates

As of June 30, 2019, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holdings LLC, respectively, that are deemed as VIEs. We do not consolidate BRE Ace LLC and 1776 Holdings LLC because we are not the primary beneficiary. Our investment interests in and equity earned from both VIEs are included in the consolidated balance sheets as Investments in unconsolidated affiliates and in the consolidated statements of operations as Equity in earnings (losses) from unconsolidated affiliates, respectively.

We held investments in our two unconsolidated affiliates with aggregated debt balances of $478 million and $490 million as of June 30, 2019 and December 31, 2018, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $43 million and $38 million as of June 30, 2019 and December 31, 2018, respectively and (ii) receivables for commission and other fees earned under a fee-for-service arrangement.  See Note 17:  Related Party Transactions for additional information.

Note 10: Other Assets

Other assets were as follows:

	June 30,	December 31,
($ in millions)	2019	2018
Inventory deposits	$44	$46
Prepaid expenses	34	18
Other	44	31
	$122	$95

Note 11: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	June 30,	December 31,
($ in millions)	2019	2018
Debt(1)
Senior secured credit facilities:
Term loan with an average rate of 3.898%, due 2023	$192	$197
Revolver with an average rate of 3.898%, due 2023	425	115
Senior notes with a rate of 6.125%, due 2024	300	300
Other debt	27	—
	944	612
Less: unamortized deferred financing costs and discount(2)(3)	(7)	(8)
	$937	$604

(1)	For the six months ended June 30, 2019 and year ended December 31, 2018, weighted-average interest rates were 4.699 percent and 5.170 percent, respectively.
(2)	Amount includes deferred financing costs related to our term loan and senior notes of $2 million and $5 million both as of June 30, 2019 and $2 million and $6 million as of December 31, 2018.
(3)

Amount does not include deferred financing costs of $6 million as of June 30, 2019 and December 31, 2018, relating to our revolving facility included in Other Assets in our condensed consolidated balance sheets.

During the six months ended June 30, 2019, we borrowed $410 million and repaid $105 million (including recurring payments) under the senior secured credit facilities with an interest rate based on one month LIBOR plus 1.5 percent.

As of June 30, 2019 and December 31, 2018, we had $1 million of outstanding letter of credit under the revolving credit facility.  We were in compliance with all applicable financial covenants as of June 30, 2019.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	June 30,	December 31,
($ in millions)	2019	2018
Non-recourse debt(1)
Timeshare Facility with an average rate of 3.337%, due 2021	$135	$120
Securitized Debt with a rate of 2.280%, due 2026	25	33
Securitized Debt with an average rate of 1.810%, due 2026	59	74
Securitized Debt with an average rate of 2.711%, due 2028	176	206
Securitized Debt with an average rate of 3.602%, due 2032	307	333
	702	766
Less: unamortized deferred financing costs(2)	(6)	(7)
	$696	$759

(1)	For the six months ended June 30, 2019 and year ended December 31, 2018, weighted-average interest rates were 3.130 percent and 3.126 percent, respectively.
(2)

Amount relates to securitized debt only and does not include deferred financing costs of $4 million and $3 million as of June 30, 2019 and December 31, 2018, respectively, relating to our Timeshare Facility which are included in Other Assets in our condensed consolidated balance sheets.

The Timeshare Facility is a non-recourse obligation with a borrowing capacity of $450 million and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In April 2019, we amended the Timeshare Facility, excluding the end of the commitment period, from March 2020 to April 2021. All other terms and borrowing capacity remained the same.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $26 million and $27 million as of June 30, 2019 and December 31, 2018, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of June 30, 2019 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2019 (remaining)	$6	$110	$116
2020	12	167	179
2021	11	88	99
2022	10	200	210
2023	582	76	658
Thereafter	323	61	384
	$944	$702	$1,646

Note 12: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	June 30, 2019
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,125	$—	$1,387
Liabilities:
Debt, net(2)	937	320	649
Non-recourse debt, net(2)	696	—	707

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

	December 31, 2018
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,120	$—	$1,339
Liabilities:
Debt, net(2)	604	302	309
Non-recourse debt, net(2)	759	—	753

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

We do not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2019.

Note 13: Leases

We lease sales centers, office space and equipment under operating leases. Our leases expire at various dates from 2019 through 2030, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Rent expense for lease payments is recognized on a straight-line basis over the lease term. Rental expense for all operating leases was $4 million and $10 million for the three and six months ended June 30, 2019 respectively. This amount includes immaterial short-term leases and variable lease costs. Rent expense for all operating leases for the year ended December 31, 2018 was as follows:

($ in millions)
Minimum rentals	$21
Contingent rentals	3
$24

Supplemental information related to operating leases for the six months ending June 30, 2019:

($ in millions)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$8
Right-of-use assets obtained in exchange for new operating lease liabilities	1
Weighted-average remaining lease term of operating leases	6.6 years
Weighted-average discount rate of operating leases	5.33%

Future minimum lease payments under noncancelable operating leases, due in each of the next five years and thereafter as of June 30, 2019, are as follows:

($ in millions)	Operating Leases (1)
Year
2019 (remaining)	$8
2020	16
2021	15
2022	10
2023	10
Thereafter	32
Total future minimum lease payments	$91
Less: interest	(15)
Present value of lease liabilities	$76

(1)	Operating lease payments exclude $1 million of legally binding minimum lease payments for leases signed but not yet commenced.

Future minimum lease payments under noncancelable operating leases, due in each of the next five years and thereafter as of December 31, 2018, are as follows:

($ in millions)	Operating Leases
Year
2019	$16
2020	15
2021	14
2022	10
2023	10
Thereafter	29
Total future minimum lease payments	$94

Note 14: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign and state and local income taxes. The effective tax rate for the six months ended June 30, 2019 and 2018 was approximately 27 percent and 26 percent, respectively, which increased primarily due to a reduction in the tax benefit related to share-based compensation awards exercised or vested during the six months ended June 30, 2019.

Note 15: Share-Based Compensation

Stock Plan

We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units (“Performance RSUs”) and nonqualified stock options (“Options”) to certain employees and directors. We recognized share-based compensation expense of $7 million and $5 million during the three months ended June 30, 2019 and 2018, respectively, and $12 million and $8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, unrecognized compensation costs for unvested awards were approximately $34 million, which is expected to be recognized over a weighted average period of 1.9 years. As of June 30, 2019, there were 6,386,657 shares of common stock available for future issuance.

Service RSUs

During the six months ended June 30, 2019, we issued 500,925 Service RSUs with a weighted-average grant date fair value of $33.07, which generally vest in equal annual installments over three years from the date of grant.

Options

During the six months ended June 30, 2019, we issued 544,209 Options with a weighted-average exercise price of $33.32, which vest over three years from the date of the grant.

The weighted-average grant date fair value of these options was $12.29, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility	33.1%
Dividend yield	—%
Risk-free rate	2.6%
Expected term (in years)	6.0

As of June 30, 2019, we had 648,617 Options outstanding that were exercisable.

Performance Shares

During the six months ended June 30, 2019, we issued 133,660 Performance RSUs with a weighted-average grant date fair value of $33.32. The Performance RSUs are settled at the end of a three-year performance period, with 70 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net impacts and recognitions of revenues and expenses related to sales of VOIs of projects under construction. The remaining 30 percent of the Performance RSUs are subject to the achievement of certain contract sales targets.  We determined that the performance conditions for these awards are probable of achievement and, as of June 30, 2019, we recognized compensation expense based on the number of Performance RSUs we expect to vest.
Note 16: Earnings Per Share

The following table presents the calculation of our basic and diluted earnings per share (“EPS”).  The weighted- average shares outstanding used to compute basic EPS and diluted EPS for the three months ended June 30, 2019 is 89,849,803 and 90,271,976, respectively, and for the six months ended June 30, 2019 is 91,959,041 and 92,421,752, respectively.  The weighted-average shares outstanding used to compute basic EPS and diluted EPS for the three months ended June 30, 2018 was 96,774,130 and 97,463,820, respectively, and six months ended June 30, 2018 was 97,692,558 and 98,474,971, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares outstanding in millions, except per share amounts)	2019	2018	2019	2018
Basic EPS:
Numerator:
Net Income(1)	$39	$107	$94	$137
Denominator:
Weighted average shares outstanding	90	97	92	98
Basic EPS	$0.43	$1.10	$1.02	$1.40
Diluted EPS:
Numerator:
Net Income(1)	$39	$107	$94	$137
Denominator:
Weighted average shares outstanding	90	97	92	98
Diluted EPS	$0.43	$1.10	$1.01	$1.39

(1)

Net income for the three months ended June 30, 2019 and 2018 was $38,624,856 and $106,861,230, respectively, and for the six months ended June 30, 2019 and 2018 was $93,692,657 and $137,031,259, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the three and six months ended June 30, 2019, we excluded 1,433,833 and 1,168,159, respectively, and for the three and six months ended June 30, 2018, we excluded 533,609 and 341,246 share-based compensation awards, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 17: Related Party Transactions

BRE Ace LLC

In July 2017, we acquired a 25 percent ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.” During the three and six months ended June 30, 2019, we recorded $2 million and $3 million, respectively, of Equity in earnings from unconsolidated affiliates in our condensed consolidated statements of operations. During the three and six months ended June 30, 2018, we recorded $2 million and $1 million, respectively, of Equity in losses from unconsolidated affiliates in our condensed consolidated statements of operations. Additionally, we earn commissions and other fees related to a fee-for-service agreement with the investee to sell VOIs at Elara, by Hilton Grand Vacations.  These amounts are summarized in the following table and are included in our condensed consolidated statements of operations as of the date they became a related party.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Commission and other fees	$32	$32	$68	$64

We also have $27 million of outstanding receivables related to the fee-for-service agreement as of June 30, 2019.

1776 Holding, LLC

In March 2018, we entered into an agreement with SCG 1776, LLC to form 1776 Holding, LLC.  In conjunction with this agreement, we contributed $5 million in cash for a 50 percent ownership interest in 1776 Holding, LLC.  In May 2019, the agreement was amended to assign the interest of SCG 1776, LLC in 1776 Holding, LLC to 1776 Investment Group, LLC. In May 2019, we also contributed an additional $2 million in cash to 1776 Holding, LLC. During each of the three and six months ended June 30, 2019 and 2018, we recorded less than $1 million, respectively, of Equity in earnings (losses) from unconsolidated affiliates included in our condensed consolidated statements of operations. See Note 9: Investments in Unconsolidated Affiliates for additional information.

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

We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment revenues. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Revenues:
Real estate sales and financing	$308	$435	$615	$676
Resort operations and club management(1)(2)	114	98	224	196
Total segment revenues	422	533	839	872
Cost reimbursements	43	38	85	74
Intersegment eliminations(1)(2)	(11)	(8)	(20)	(16)
Total revenues	$454	$563	$904	$930

(1)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for discounted stays at properties resulting from marketing packages. These charges totaled $11 million and $8 million for the three months ended June 30, 2019 and 2018, respectively, and $20 million and $16 million for the six months ended June 30, 2019 and 2018, respectively

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for each of the three and six months ended June 30, 2019 and 2018.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Adjusted EBITDA:
Real estate sales and financing(1)	$69	$163	$149	$207
Resort operations and club management(1)	66	58	131	117
Segment Adjusted EBITDA	135	221	280	324
General and administrative	(29)	(30)	(54)	(53)
Depreciation and amortization	(13)	(8)	(23)	(16)
License fee expense	(26)	(25)	(49)	(48)
Other (loss) gain, net	(1)	1	(2)	—
Interest expense	(11)	(8)	(21)	(15)
Income tax expense	(15)	(39)	(35)	(49)
Equity in earnings (losses) from unconsolidated affiliates	2	(2)	3	(1)
Other adjustment items	(3)	(3)	(5)	(5)
Net income	$39	$107	$94	$137

(1)	Includes intersegment eliminations. Refer to our table presenting revenues by reportable segment above for additional discussion.

Note 19: Commitments and Contingencies

We have entered into certain arrangements with developers to commit to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2019, we were committed to purchase approximately $511 million of inventory and land over a period of 12 years. The actual amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the six months ended June 30, 2019 and 2018, we purchased $28 million and $4 million, respectively, of VOI inventory as required under our commitments. As of June 30, 2019, our remaining obligation pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	Purchase Obligations
Year
2019 (remaining)	$38
2020	220
2021	87
2022	57
2023	54
Thereafter	55
Total	$511

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe that possible losses derived from an unfavorable outcome that is reasonably possible or remote is not reasonably estimable. While the actual results of claims and litigation cannot be predicted with certainty, we expect that the resolution of all pending or threatened claims and litigation as of June 30, 2019, will not materially affect our unaudited condensed consolidated financial statements.

Note 20: Condensed Consolidating Guarantor Financial Information

The following schedules present the unaudited condensed consolidating financial information as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	June 30, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$7	$—	$93	$20	$—	$120
Restricted cash	—	—	41	26	—	67
Accounts receivable, net	—	—	156	20	(20)	156
Timeshare financing receivables, net	—	—	332	793	—	1,125
Inventory	—	—	496	40	—	536
Property and equipment, net	—	—	666	7	—	673
Operating lease right-of-use assets, net			63	—	—	63
Investments in unconsolidated affiliates	—	—	43	—	—	43
Intangible assets, net	—	—	84	—	—	84
Other assets	—	6	67	49	—	122
Investments in subsidiaries	443	1,347	243	—	(2,033)	—
TOTAL ASSETS	$450	$1,353	$2,284	$955	$(2,053)	$2,989
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$—	$317	$15	$(20)	$312
Advanced deposits	—	—	108	—	—	108
Debt, net	—	910	27	—	—	937
Non-recourse debt, net	—	—	—	696	—	696
Operating lease liabilities	—	—	76	—	—	76
Deferred revenues	—	—	163	—	—	163
Deferred income tax liabilities	—	—	246	1	—	247
Total equity	450	443	1,347	243	(2,033)	450
TOTAL LIABILITIES AND EQUITY	$450	$1,353	$2,284	$955	$(2,053)	$2,989

	December 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$4	$—	$89	$15	$—	$108
Restricted cash	—	—	45	27	—	72
Accounts receivable, net	—	—	157	17	(21)	153
Timeshare financing receivables, net	—	—	209	911	—	1,120
Inventory	—	—	502	25	—	527
Property and equipment, net	—	—	553	6	—	559
Investments in unconsolidated affiliate	—	—	38	—	—	38
Intangible assets, net	—	—	81	—	—	81
Other assets	—	6	41	48	—	95
Investments in subsidiaries	612	1,210	277	—	(2,099)	—
TOTAL ASSETS	$616	$1,216	$1,992	$1,049	$(2,120)	$2,753
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$—	$332	$13	$(21)	$324
Advanced deposits	—	—	101	—	—	101
Debt, net	—	604	—	—	—	604
Non-recourse debt, net	—	—	—	759	—	759
Deferred revenues	—	—	95	—	—	95
Deferred income tax liabilities	—	—	254	—	—	254
Total equity	616	612	1,210	277	(2,099)	616
TOTAL LIABILITIES AND EQUITY	$616	$1,216	$1,992	$1,049	$(2,120)	$2,753

	For the Three Months Ended June 30, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$103	$17	$—	$120
Sales, marketing, license and other fees	—	—	154	3	(12)	145
Financing	—	—	20	25	(2)	43
Resort and club management	—	—	43	—	—	43
Rental and ancillary services	—	—	60	—	—	60
Cost reimbursements	—	—	42	1	—	43
Total revenues	—	—	422	46	(14)	454
Expenses
Cost of VOI sales	—	—	28	4	—	32
Sales and marketing	—	—	187	11	(12)	186
Financing	—	—	4	10	(2)	12
Resort and club management	—	—	12	—	—	12
Rental and ancillary services	—	—	36	1	—	37
General and administrative	—	—	29	—	—	29
Depreciation and amortization	—	—	13	—	—	13
License fee expense	—	—	25	1	—	26
Cost reimbursements	—	—	42	1	—	43
Total operating expenses	—	—	376	28	(14)	390
Interest expense	—	(11)	—	—	—	(11)
Dividends from subsidiary	150	150	—	—	(300)	—
Equity in earnings from unconsolidated affiliates	—	—	2	—	—	2
Other loss, net	—	—	(1)	—	—	(1)
Income before income taxes	150	139	47	18	(300)	54
Income tax expense	—	—	(14)	(1)	—	(15)
Income before equity in earnings from subsidiaries	150	139	33	17	(300)	39
Equity in (losses) earnings from subsidiaries	(111)	50	17	—	44	—
Net income	$39	$189	$50	$17	$(256)	$39

	For the Three Months Ended June 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$248	$2	$—	$250
Sales, marketing, license and other fees	—	—	147	1	(2)	146
Financing	—	—	17	23	(1)	39
Resort and club management	—	—	37	—	—	37
Rental and ancillary services	—	—	53	—	—	53
Cost reimbursements	—	—	37	1	—	38
Total revenues	—	—	539	27	(3)	563
Expenses
Cost of VOI sales	—	—	61	—	—	61
Sales and marketing	—	—	193	2	(2)	193
Financing	—	—	5	8	(1)	12
Resort and club management	—	—	11	—	—	11
Rental and ancillary services	—	—	30	—	—	30
General and administrative	—	—	30	—	—	30
Depreciation and amortization	—	—	8	—	—	8
License fee expense	—	—	25	—	—	25
Cost reimbursements	—	—	37	1	—	38
Total operating expenses	—	—	400	11	(3)	408
Interest expense	—	(8)	—	—	—	(8)
Equity in losses from unconsolidated affiliates	—	—	(2)	—	—	(2)
Other gain, net	—	—	1	—	—	1
Income (loss) before income taxes	—	(8)	138	16	—	146
Income tax expense	—	—	(39)	—	—	(39)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(8)	99	16	—	107
Equity in earnings from subsidiaries	107	115	16	—	(238)	—
Net income	$107	$107	$115	$16	$(238)	$107

	For the Six Months Ended June 30, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$210	$35	$—	$245
Sales, marketing, license and other fees	—	—	305	4	(23)	286
Financing	—	—	38	50	(4)	84
Resort and club management	—	—	85	—	—	85
Rental and ancillary services	—	—	118	1	—	119
Cost reimbursements	—	—	83	2	—	85
Total revenues	—	—	839	92	(27)	904
Expenses
Cost of VOI sales	—	—	61	7	—	68
Sales and marketing	—	—	357	22	(23)	356
Financing	—	—	8	21	(4)	25
Resort and club management	—	—	23	—	—	23
Rental and ancillary services	—	—	70	2	—	72
General and administrative	—	—	54	—	—	54
Depreciation and amortization	—	—	23	—	—	23
License fee expense	—	—	47	2	—	49
Cost reimbursements	—	—	83	2	—	85
Total operating expenses	—	—	726	56	(27)	755
Interest expense	—	(21)	—	—	—	(21)
Dividends from subsidiary	275	275	—	—	(550)	—
Equity in earnings from unconsolidated affiliates	—	—	3	—	—	3
Other loss, net	—	—	(2)	—	—	(2)
Income before income taxes	275	254	114	36	(550)	129
Income tax expense	—	—	(34)	(1)	—	(35)
Income before equity in earnings from subsidiaries	275	254	80	35	(550)	94
Equity in (losses) earnings from subsidiaries	(181)	115	35	—	31	—
Net income	$94	$369	$115	$35	$(519)	$94

	For the Six Months Ended June 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$325	$3	$—	$328
Sales, marketing, license and other fees	—	—	273	2	(4)	271
Financing	—	—	37	42	(2)	77
Resort and club management	—	—	76	—	—	76
Rental and ancillary services	—	—	103	1	—	104
Cost reimbursements	—	—	72	2	—	74
Total revenues	—	—	886	50	(6)	930
Expenses
Cost of VOI sales	—	—	80	—	—	80
Sales and marketing	—	—	354	4	(4)	354
Financing	—	—	10	15	(2)	23
Resort and club management	—	—	22	—	—	22
Rental and ancillary services	—	—	57	1	—	58
General and administrative	—	—	53	—	—	53
Depreciation and amortization	—	—	16	—	—	16
License fee expense	—	—	48	—	—	48
Cost reimbursements	—	—	72	2	—	74
Total operating expenses	—	—	712	22	(6)	728
Interest expense	—	(15)	—	—	—	(15)
Equity in losses from unconsolidated affiliates	—	—	(1)	—	—	(1)
Income (loss) before income taxes	—	(15)	173	28	—	186
Income tax expense	—	—	(49)	—	—	(49)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(15)	124	28	—	137
Equity in earnings from subsidiaries	137	152	28	—	(317)	—
Net income	$137	$137	$152	$28	$(317)	$137

	For the Six Months Ended June 30, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$—	$254	$(43)	$136	$(275)	$72
Investing Activities
Capital expenditures for property and equipment	—	—	(17)	—	—	(17)
Software capitalization costs	—	—	(11)	—	—	(11)
Investments in unconsolidated affiliates	—	—	(2)	—	—	(2)
Dividends from subsidiary	275	275	—	—	(550)	—
Net cash used in (provided by) investing activities	275	275	(30)	—	(550)	(30)
Financing Activities
Issuance of debt	—	410	—	—	—	410
Issuance of non-recourse debt	—	—	—	15	—	15
Repayment of debt	—	(100)	(5)	—	—	(105)
Repayment of non-recourse debt	—	—	—	(79)	—	(79)
Debt issuance costs	—	—	—	(2)	—	(2)
Repurchase and retirement of common stock	(271)	—	—	—	—	(271)
Payment of withholding taxes on vesting of restricted stock units	—		(3)	—	—	(3)
Proceeds from employee stock plan purchases	—	—	2	—	—	2
Other financing activity	—	—	(2)	—	—	(2)
Intercompany transfers	(1)	(839)	81	(66)	825	—
Net cash used in (provided by) financing activities	(272)	(529)	73	(132)	825	(35)
Net increase in cash, cash equivalents and restricted cash	3	—	—	4	—	7
Cash, cash equivalents and restricted cash, beginning of period	4	—	134	42	—	180
Cash, cash equivalents and restricted cash, end of period	$7	$—	$134	$46	$—	$187

	For the Six Months Ended June 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash (used in) provided by operating activities	$—	$(14)	$42	$(205)	$43	$(134)
Investing Activities
Capital expenditures for property and equipment	—	—	(18)	(2)	—	(20)
Software capitalization costs	—	—	(9)	—	—	(9)
Return of investment from unconsolidated affiliates	—	—	11	—	—	11
Investment in unconsolidated affiliates	—	—	(5)	—	—	(5)
Net cash used in investing activities	—	—	(21)	(2)	—	(23)
Financing Activities
Issuance of debt	—	160	—	—	—	160
Issuance of non-recourse debt	—	—	—	100	—	100
Repurchase and retirement of common stock	—	(112)	—	—	—	(112)
Repayment of non-recourse debt	—	—	—	(80)	—	(80)
Repayment of debt	—	(5)	—	—	—	(5)
Debt issuance costs	—	—	—	(2)	—	(2)
Payment of withholding taxes on vesting of restricted stock units	—	(1)	—	—	—	(1)
Capital contribution	—	3	—	—	—	3
Intercompany transfers	—	(31)	(111)	185	(43)	—
Net cash provided by (used in) financing activities	—	14	(111)	203	(43)	63
Net decrease in cash, cash equivalents and restricted cash	—	—	(90)	(4)	—	(94)
Cash, cash equivalents and restricted cash, beginning of period	—	—	259	38	—	297
Cash, cash equivalents and restricted cash, end of period	$—	$—	$169	$34	$—	$203

Note 21: Subsequent Events

In July 2019, we executed the following transactions:

•	we completed the purchase of 87 hotel units for future conversion to 74 timeshare units located in Los Cabos, Mexico for $37 million;

•	we borrowed $20 million and repaid $5 million, respectively, under our revolving credit facility; and

•	we repaid $15 million under our Timeshare Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operational Metrics

This Quarterly Report on Form 10-Q includes discussion of key business operational metrics including tour flow, volume per guest and transient rate.

See “Key Business and Financial Metrics and Terms Used by Management” and “-Results of Operations” for a discussion of the meanings of these terms, the Company’s reasons for providing non-GAAP financial measures, and reconciliations of non-GAAP financial measures to measures calculated in accordance with U.S. GAAP.

Overview

Our Business

We are a growing timeshare company that markets and sells VOIs, manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of June 30, 2019, we have 57 properties, representing 9,177 units, which are located in iconic vacation destinations such as the Hawaiian Islands, New York City, Orlando and Las Vegas, and feature spacious, condominium-style accommodations with superior amenities and quality service. As of June 30, 2019, we have approximately 317,000 Hilton Grand Vacations Club (the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 17 industry-leading brands across more than 5,700 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

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

For the six months ended June 30, 2019, sales from fee-for-service, just-in-time and developed inventory sources were 55 percent, 17 percent and 28 percent, respectively, of contract sales. See “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Metrics” for additional discussion of contract sales. Based on our trailing twelve months sales pace, we have access to approximately seven years of future inventory, with capital efficient arrangements representing approximately 56 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

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

	Six Months Ended June 30,
	2019	2018
Weighted-average FICO score	750	749

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

Results of Operations

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

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

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Revenues:
Real estate sales and financing	$308	$435	$(127)	(29.2)%	$615	$676	$(61)	(9.0)%
Resort operations and club management	114	98	16	16.3	224	196	28	14.3
Segment revenues	422	533	(111)	(20.8)	839	872	(33)	(3.8)
Cost reimbursements	43	38	5	13.2	85	74	11	14.9
Intersegment eliminations(1)	(11)	(8)	(3)	37.5	(20)	(16)	(4)	25.0
Total revenues	$454	$563	$(109)	(19.4)	$904	$930	$(26)	(2.8)

(1)	Refer to Note 18: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Net Income	$39	$107	$(68)	(63.6)%	$94	$137	$(43)	(31.4)%
Interest expense	11	8	3	37.5	21	15	6	40.0
Income tax expense	15	39	(24)	(61.5)	35	49	(14)	(28.6)
Depreciation and amortization	13	8	5	62.5	23	16	7	43.8
Interest expense, depreciation and amortization included in equity in earnings (losses) from unconsolidated affiliates	1	1	—	—	2	2	—	—
EBITDA	79	163	(84)	(51.5)	175	219	(44)	(20.1)
Other loss (gain)	1	(1)	2	NM(1)	2	—	2	NM(1)
Share-based compensation expense	7	5	2	40.0	12	8	4	50.0
Other adjustment items(2)	3	8	(5)	(62.5)	3	10	(7)	(70.0)
Adjusted EBITDA	$90	$175	$(85)	(48.6)	$192	$237	$(45)	(19.0)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)

Includes costs associated with the spin-off transaction and severance costs of $2 million and $5 million for the three months ended June 30, 2019 and 2018, respectively, and $2 million and $7 million for the six months ended June 30, 2019 and 2018, respectively.

The following table shows our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Adjusted EBITDA:
Real estate sales and financing(2)	$69	$163	$(94)	(57.7)%	$149	$207	$(58)	(28.0)%
Resort operations and club management(2)	66	58	8	13.8	131	117	14	12.0
Segment Adjusted EBITDA	135	221	(86)	(38.9)	280	324	(44)	(13.6)
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	3	(1)	4	NM(1)	5	1	4	NM(1)
License fee expense	(26)	(25)	(1)	4.0	(49)	(48)	(1)	2.1
General and administrative(3)	(22)	(20)	(2)	10.0	(44)	(40)	(4)	10.0
Adjusted EBITDA	$90	$175	$(85)	(48.6)	$192	$237	$(45)	(19.0)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Includes intersegment eliminations, share-based compensation attributable to the segment and other adjustments.
(3)	Excludes segment related share-based compensation and other adjustment items.

Real Estate Sales and Financing

Real estate sales and financing segment revenues decreased by $127 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to a $136 million decrease in sales revenue, partially offset by a $5 million increase in marketing revenue and other fees mainly associated with higher vacation package sales and a $4 million increase in financing revenue related to an increase in interest income from higher outstanding timeshare receivables balance and an increase in servicing fees.  Sales revenue decreased for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to a $34 million decrease in revenue recognition from sales of VOIs on one property under construction compared to a $91 million net increase in revenue recognition from the completion of a timeshare resort under construction during the same period in 2018.  Real estate sales and financing segment Adjusted EBITDA decreased by $94 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to the decreases in revenue associated with the segment discussed above.

Real estate sales and financing segment revenues decreased by $61 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to a $76 million decrease in sales revenue, partially offset by (i) an $8 million increase in marketing revenue and other fees mainly associated with higher vacation package sales, (ii) an increase in commission and brand fees due to higher fee-for-service sales at existing fee-for-service properties, and (iii) a $7 million increase in financing revenue related to an increase in interest income from higher outstanding timeshare receivables balance and an increase in servicing fees.  Sales revenue decreased for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to a $34 million decrease in revenue recognition from sales of VOIs on one property under construction compared to a $25 million net increase in revenue recognition from the completion of a timeshare resort under construction during the same period in 2018. Real estate sales and financing segment Adjusted EBITDA decreased by $58 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to the decreases in revenue associated with the segment discussed above.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues increased by $16 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to (i) an increase of $6 million in resort and club management revenues due to an increase in Club members as well as higher resort management revenue from the launch of new properties subsequent to the second quarter of 2018 and (ii) an increase of $7 million in rental and ancillary services revenues.  Rental and ancillary services revenue increased due to higher transient rental room revenue, primarily due to the June 2018 acquisition of an operating hotel and higher club inventory rentals at our developed and fee-for-service properties.  Resort operations and club management segment Adjusted EBITDA increased by $8 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to the increases in revenues associated with the segment, partially offset by an increase of $8 million in segment expenses primarily due to the June 2018 acquisition of an operating hotel.

Resort operations and club management segment revenues increased by $28 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to (i) an increase of $9 million in resort and club management revenues primarily due to an increase in Club members and (ii) an increase of $15 million in rental and ancillary services revenues.  Rental and ancillary services revenue increased primarily due to higher transient rental room revenue, primarily due to the June 2018 acquisition of an operating hotel and higher club inventory rentals at our developed and fee-for-service properties.  Resort operations and club management segment Adjusted EBITDA increased by $14 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to the increases in revenues associated with the segment, partially offset by an increase of $15 million in segment expenses primarily due to the June 2018 acquisition of an operating hotel.

Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions, except Tour flow and VPG)	2019	2018	$	%	2019	2018	$	%
Sales of VOIs, net	$120	$250	$(130)	(52.0)%	$245	$328	$(83)	(25.3)%
Adjustments:
Fee-for-service sales(2)	185	193	(8)	(4.1)	375	363	12	3.3
Provision for financing receivables losses	24	18	6	33.3	38	30	8	26.7
Reportability and other:
Net deferral (recognition) of sales of VOIs under construction(3)	34	(91)	125	NM(1)	34	(25)	59	NM(1)
Fee-for-service sales upgrades, net	(10)	(11)	1	(9.1)	(24)	(19)	(5)	26.3
Other(4)	10	(2)	12	NM(1)	17	9	8	88.9
Contract sales	$363	$357	$6	1.7	$685	$686	$(1)	(0.1)
Tour flow	101,712	94,269	7,443	7.9	184,356	171,969	12,387	7.2
VPG	$3,393	$3,597	$(204)	(5.7)	$3,520	$3,778	$(258)	(6.8)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(3)	Represents the net impact of deferred revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(4)	Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.

Contract sales increased for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to eight percent growth in tour flow, partially offset by lower VPG from both a 50-basis point decline in close rate and average transaction price reduction. Contract sales was relatively flat for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to lower VPG from both an 80-basis point decline in close rate and average transaction price reduction, offset by a seven percent improvement in tour flow.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Sales of VOIs, net	$120	$250	$(130)	(52.0)%	$245	$328	$(83)	(25.3)%
Sales, marketing, brand and other fees	145	146	(1)	(0.7)	286	271	15	5.5
Less:
Marketing revenue and other fees	38	33	5	15.2	68	60	8	13.3
Sales revenue	227	363	(136)	(37.5)	463	539	(76)	(14.1)
Less:
Cost of VOI sales	32	61	(29)	(47.5)	68	80	(12)	(15.0)
Sales and marketing expense, net(1)	139	152	(13)	(8.6)	270	278	(8)	(2.9)
Real estate margin	$56	$150	$(94)	(62.7)	$125	$181	$(56)	(30.9)
Real estate margin percentage	24.7%	41.3%			27.0%	33.6%

(1)	Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.

Sales revenue decreased for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to (i) a $34 million decrease in revenue recognition from sales of VOIs on one property under construction compared to a $91 million net increase in revenue recognition from the completion of a timeshare resort under construction during the same period in 2018 and (ii) a decrease in VPG driven by a decrease in the close rate and a reduction in the average transaction price, and (iii) a decrease of $5 million in commission and brand fees due to lower fee-for-service VOI sales driven by a shift in inventory mix.  The decrease in sales revenue was partially offset by a $5 million increase in marketing revenue and other fees mainly associated with higher vacation package sales. The decrease in real estate margin and margin percentage for the three months ended June 30, 2019, compared to 2018, was primarily due the reduction in sales revenue, partially offset by deferred expenses from the sales of one property under construction.

Sales revenue decreased for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to (i) a $34 million decrease in revenue recognition from sales of VOIs on one property under construction compared to a $25 million net increase in revenue recognition from the completion of a timeshare resort under construction during the same period in 2018.  The decrease in sales revenue was partially offset by (i) an increase of $8 million in commission and brand fees due to higher fee-for-service sales at our existing fee-for-service properties and (ii) an $8 million increase in marketing revenue and other fees mainly associated with higher vacation package sales.  The decrease in real estate margin and margin percentage for the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to the reduction in sales revenue, partially offset by deferred expenses from the sales of one property under construction.

Financing

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Interest income	$36	$34	$2	5.9%	$72	$68	$4	5.9%
Other financing revenue	7	5	2	40.0	12	9	3	33.3
Financing revenue	43	39	4	10.3	84	77	7	9.1
Consumer financing interest expense	7	6	1	16.7	14	10	4	40.0
Other financing expense	5	6	(1)	(16.7)	11	13	(2)	(15.4)
Financing expense	12	12	—	—	25	23	2	8.7
Financing margin	$31	$27	$4	14.8	$59	$54	$5	9.3
Financing margin percentage	72.1%	69.2%			70.2%	70.1%

Financing revenue increased by $4 million and $7 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, is due to higher interest income resulting from higher average outstanding timeshare financing receivables balance during those respective periods and loan servicing revenues. Financing margin and margin percentage increased for the three months ended June 30, 2019, compared to the same period in 2018, primarily due increases in financing revenue.  Financing margin increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, due to an increase in interest income as well as loan servicing revenue. Financing margin percentage increased for the three months ended June 30, 2019, primarily due to the increases in the segment revenue.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Club management revenue	$26	$23	$3	13.0%	$52	$46	$6	13.0%
Resort management revenue	17	14	3	21.4	33	30	3	10.0
Resort and club management revenues	43	37	6	16.2	85	76	9	11.8
Club management expense	7	7	—	—	14	13	1	7.7
Resort management expense	5	4	1	25.0	9	9	—	—
Resort and club management expenses	12	11	1	9.1	23	22	1	4.5
Resort and club management margin	$31	$26	$5	19.2	$62	$54	$8	14.8
Resort and club management margin percentage	72.1%	70.3%			72.9%	71.1%

Resort and club management revenues increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to (i) an increase of approximately 18,000 Club members and higher rates pertaining to annual dues and transaction fees and (ii) an increase in resort management revenue from the launch of new properties subsequent to second quarter of 2018.  Resort and club management margin and margin percentage increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to increases in segment revenues.

Rental and Ancillary Services

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Rental revenues	$53	$46	$7	15.2%	$105	$91	$14	15.4%
Ancillary services revenues	7	7	—	—	14	13	1	7.7
Rental and ancillary services revenues	60	53	7	13.2	119	104	15	14.4
Rental expenses	30	25	5	20.0	59	48	11	22.9
Ancillary services expense	7	5	2	40.0	13	10	3	30.0
Rental and ancillary services expenses	37	30	7	23.3	72	58	14	24.1
Rental and ancillary services margin	$23	$23	$—	—	$47	$46	$1	2.2
Rental and ancillary services margin percentage	38.3%	43.4%			39.5%	44.2%

Rental and ancillary services revenues and expenses each increased by $7 million for the three months ended June 30, 2019 and increased by $15 million and $14 million for the six months ended June 30, 2019, respectively, compared to the same periods in 2018.  The increase in revenues and expenses is primarily due to  the acquisition of an operating hotel in June 2018.  In addition, we had higher club inventory rentals at our developed and fee-for-service properties.  Rental and ancillary services margin percentage decreased for the three and six months ended June 30, 2019, compared to the same periods in 2018 primarily due to increases in segment revenues and expenses discussed above.

Other Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
General and administrative	$29	$30	$(1)	(3.3)%	$54	$53	$1	1.9%
Depreciation and amortization	13	8	5	62.5	23	16	7	43.8
License fee expense	26	25	1	4.0	49	48	1	2.1

The change in other operating expenses for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to higher depreciation and amortization expense as a result of additional software placed into service primarily related to the Oracle cloud-based information system implementation during the second half of 2018 as well as additional depreciation on building and building leasehold improvements.

Non-Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Interest expense	$11	$8	$3	37.5%	$21	$15	$6	40.0%
Equity in (earnings) losses from unconsolidated affiliates	(2)	2	(4)	NM(1)	(3)	1	(4)	NM(1)
Other loss (gain), net	1	(1)	2	NM(1)	2	—	2	NM(1)
Income tax expense	15	39	(24)	(61.5)	35	49	(14)	(28.6)

(1)	Fluctuation in terms of percentage change is not meaningful

The change in non-operating expenses for the three and six months ended June 30, 2019, compared to the same periods in 2018, is primarily due to (i) an increase in interest expense due to higher average outstanding balance on our senior secured credit facilities and (ii) a decrease in income tax expense primarily due to lower pre-tax income.

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

•

As of June 30, 2019, we had total cash and cash equivalents of $187 million, including $67 million of restricted cash. The restricted cash balance relates to escrowed cash from our sales of our VOIs and reserves related to our non-recourse debt.

•

As of June 30, 2019, we have $374 million remaining borrowing capacity under the revolver facility (“Revolver”) which includes $29 million of undrawn borrowing capacity available for letters of credit and $10 million available under short-term borrowings. In addition, we have $315 million remaining borrowing capacity under our Timeshare Facility.  See Note 11: Debt and Non-Recourse Debt for additional information.

We believe these sources of capital will be adequate to meet our short- and long-term liquidity requirements for operating expenses and other expenditures, including payroll and related benefits, legal costs, and to finance our long-term growth plan and capital expenditures for the foreseeable future.

We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables at metrics setting the benchmark for the industry, and provides the ability to be strategically opportunistic in the marketplace, while providing returns to our shareholders.  We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand.  As of June 30, 2019, our inventory-related purchase commitment was $511 million over twelve years of which we expect to purchase $38 million for the remaining of 2019.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,		Variance
($ in millions)	2019	2018	$	%
Net cash provided by (used in):
Operating activities	$72	$(134)	$206	NM(1)
Investing activities	(30)	(23)	(7)	30.4%
Financing activities	(35)	63	(98)	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flow provided by operating activities is primarily generated from (1) sales and financing of VOIs and (2) net cash generated from managing our resorts, Club operations and providing related ancillary services. Cash flows used in operating activities primarily include spending for the purchase and development of real estate for future conversion to inventory and funding our working capital needs. Our cash flows from operations generally vary due to the following factors related to the sale of our VOIs; the degree to which our owners finance their purchase and our owners’ repayment of timeshare financing receivables; the timing of management and sales and marketing services provided; and cash outlays for VOI inventory acquisition and development. Additionally, cash flow from operations will also vary depending upon our sales mix of VOIs; over time, we generally receive more cash from the sale of an owned VOI as compared to that from a fee-for-service sale.

The change in net cash flows provided by (used in) operating activities for the six months ended June 30, 2019, compared to the same period in 2018 was primarily due to (i) a reduction in the purchase and development of real estate for future conversion to inventory and (ii) a federal tax payment of $63 million made in January of 2018 which was deferred from 2017.

The following table exhibits our VOI inventory spending:

	Six Months Ended June 30,
($ in millions)	2019	2018
VOI spending - owned properties	$54	$49
VOI spending - fee-for-service upgrades(1)	24	13
Purchases and development of real estate for future conversion to inventory	80	176
Total VOI inventory spending	$158	$238

(1)

Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects of $16 million and $15 million recorded in Costs of VOI sales for the six months ended June 30, 2019 and 2018, respectively.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Six Months Ended June 30,		Variance
($ in millions)	2019	2018	$	%
Capital expenditures for property and equipment	$(17)	$(20)	$3	(15.0)%
Software capitalization costs	(11)	(9)	(2)	22.2
Return of investment from unconsolidated affiliates	—	11	(11)	(100.0)
Investments in unconsolidated affiliates	(2)	(5)	3	(60.0)
Net cash used in investing activities	$(30)	$(23)	$(7)	30.4

The change in net cash used in investing activities for the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to an $11 million return of investment from our 25 percent interest in BRE Ace LLC as a result of a distribution received in 2018.

Our capital expenditures include spending related to technology, buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

Financing Activities

The following table summarizes our net cash provided by financing activities:

	Six Months Ended June 30,		Variance
($ in millions)	2019	2018	$	%
Issuance of debt	$410	$160	$250	NM(1)
Issuance of non-recourse debt	15	100	(85)	(85.0)%
Repayment of debt	(105)	(5)	(100)	NM(1)
Repayment of non-recourse debt	(79)	(80)	1	(1.3)
Debt issuance costs	(2)	(2)	—	—
Repurchase and retirement of common stock	(271)	(112)	(159)	NM(1)
Payment of withholding taxes on vesting of restricted stock units	(3)	(1)	(2)	NM(1)
Proceeds from employee stock plan purchases	2	—	2	NM(1)
Capital contribution	—	3	(3)	(100.0)
Other financing activity	(2)	—	(2)	NM(1)
Net cash (used in) provided by financing activities	$(35)	$63	$(98)	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in net cash flows (used in) provided by financing activities for the six months ended June 30, 2019 was primarily due to additional borrowings and repayments of debt and non-recourse debt, partially offset by an additional repurchases and retirements of common stock compared to the same period in 2018.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2019:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(1)	$1,173	$56	$110	$661	$346
Non-recourse debt(1)	755	205	375	124	51
Purchase commitments	485	120	275	90	—
Total contractual obligations	$2,413	$381	$760	$875	$397

(1)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 2.398 percent as of June 30, 2019.

See Note 13: Leases in our unaudited condensed consolidated financial statements for information on our contractual obligations relating to our operating leases as of June 30, 2019.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of June 30, 2019 consisted of $511 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under the Hilton Grand Vacations brand. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 19: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Subsequent Events

In July 2019, we executed the following transactions:

•	we completed the purchase of 87 hotel units for future conversion to 74 timeshare units located in Los Cabos, Mexico for $37 million;

•	we borrowed $20 million and repaid $5 million, respectively, under our revolving credit facility; and

•	we repaid $15 million under our Timeshare Facility.

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

The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of June 30, 2019, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2019	2020	2021	2022	2023	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	11.950%	$40	$81	$80	$77	$75	$226	$579	$614
Fixed-rate unsecuritized timeshare financing receivables	12.685%	39	58	64	70	75	414	720	773
Liabilities:(3)
Fixed-rate debt	4.226%	111	169	89	65	76	384	894	918
Variable-rate debt(4)	3.797%	5	10	10	145	582	—	752	758

(1)	Weighted-average interest rate as of June 30, 2019.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Variable-rate debt includes principal outstanding debt of $617 million and non-recourse debt of $135 million as of June 30, 2019. See Note 11: Debt & Non-recourse Debt in our unaudited condensed consolidated financial statements for additional information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe an unfavorable outcome is either reasonably possible or remote and/or for which are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2019 will not have a material effect on our unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors

As of June 30, 2019, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. These risk factors may be important to understanding statements in this Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

(a) None.

(b) Not applicable.

(c) Issuer Repurchases. In April 2019, our board of directors authorized an additional $200 million of shares repurchases under conditions substantially similar to the November 2018 authorization. During the three months ended June 30, 2019, we repurchased the following shares:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Appropriate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 1 - April 30, 2019	925,199	$32.55	925,199	$201,475,009
May 1 - May 31, 2019	941,000	28.52	941,000	174,633,868
June 1 - June 30, 2019	4,001,216	29.37	4,001,216	57,121,193
Total	5,867,415	$29.74	5,867,415	$57,121,193

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).

3.3

Second Supplemental Indenture, dated as of May 29, 2019, by and among the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of October 24, 2016, by and among Hilton Grand Vacations Borrower LLC, as the issuer, Hilton Grand Vacations Borrower Inc., as the co-issuer, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee. *

10.1

Joinder Agreement, dated as of April 9, 2019, by and among subsidiary guarantors party thereto and Bank of America N.A., as administrative agent and collateral agent, related to the Credit Agreement, dated as of December 28, 2016, as amended by Amendment No. 1 to the Credit Agreement, dated as of November 28, 2018, by and among Hilton Grand Vacations Borrower LLC, Hilton Grand Vacations Parent LLC, the other guarantors party thereto from time to time, the other lender parties thereto, and Bank of America, N.A., as successor administrative agent, collateral agent, L/C issuer and swing line lender. *

10.2

Omnibus Amendment No. 11 to Receivables Loan Agreement and Amendment No. 5 to Sale and Contribution Agreement, effective as of April 25, 2019, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, and Bank of America, N.A., as administrative agent and structuring agent. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of August 2019.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Executive Vice President and Chief Financial Officer