Form 10-Q
period 2019-09-30
Hilton Grand Vacations Inc.
filed 2019-10-31
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 25, 2019 was 85,469,804.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and cash equivalents	$113	$108
Restricted cash	98	72
Accounts receivable, net of allowance for doubtful accounts of $19 and $14	137	153
Timeshare financing receivables, net	1,139	1,120
Inventory	518	527
Property and equipment, net	765	559
Operating lease right-of-use assets, net	62	—
Investments in unconsolidated affiliates	44	38
Intangible assets, net	87	81
Other assets	75	95
TOTAL ASSETS (variable interest entities - $799 and $647)	$3,038	$2,753
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$343	$324
Advanced deposits	112	101
Debt, net	815	604
Non-recourse debt, net	795	759
Operating lease liabilities	78	—
Deferred revenues	165	95
Deferred income tax liabilities	236	254
Total liabilities (variable interest entities - $798 and $640)	2,544	2,137
Commitments and contingencies - see Note 19
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 85,469,804 issued and outstanding as of September 30, 2019 and 94,558,086 issued and outstanding as of December 31, 2018	1	1
Additional paid-in capital	174	174
Accumulated retained earnings	319	441
Total equity	494	616
TOTAL LIABILITIES AND EQUITY	$3,038	$2,753

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Sales of VOIs, net	$138	$99	$383	$427
Sales, marketing, brand and other fees	143	152	429	423
Financing	43	40	127	117
Resort and club management	45	40	130	116
Rental and ancillary services	54	60	173	164
Cost reimbursements	43	36	128	110
Total revenues	466	427	1,370	1,357
Expenses
Cost of VOI sales	24	29	92	109
Sales and marketing	188	174	544	528
Financing	14	12	39	35
Resort and club management	11	11	34	33
Rental and ancillary services	36	37	108	95
General and administrative	28	31	82	84
Depreciation and amortization	14	9	37	25
License fee expense	26	25	75	73
Cost reimbursements	43	36	128	110
Total operating expenses	384	364	1,139	1,092
Interest expense	(12)	(7)	(33)	(22)
Equity in earnings from unconsolidated affiliates	1	1	4	—
Other loss, net	(1)	(1)	(3)	(1)
Income before income taxes	70	56	199	242
Income tax expense	(20)	(15)	(55)	(64)
Net income	$50	$41	$144	$178
Earnings per share:
Basic	$0.59	$0.42	$1.61	$1.82
Diluted	$0.59	$0.42	$1.60	$1.81

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$144	$178
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37	25
Amortization of deferred financing costs and other	7	4
Provision for financing receivables losses	60	50
Other loss, net	3	1
Share-based compensation	18	13
Deferred income tax benefit	(21)	(21)
Equity in earnings from unconsolidated affiliates	(4)	—
Distributions received from unconsolidated affiliates	—	2
Net changes in assets and liabilities:
Accounts receivable, net	17	(39)
Timeshare financing receivables, net	(79)	(83)
Inventory	(6)	(15)
Purchases and development of real estate for future conversion to inventory	(107)	(299)
Other assets	(22)	(61)
Accounts payable, accrued expenses and other	20	(15)
Advanced deposits	11	13
Deferred revenues	70	42
Net cash provided by (used in) operating activities	148	(205)
Investing Activities
Capital expenditures for property and equipment	(25)	(29)
Software capitalization costs	(19)	(12)
Return of investment from unconsolidated affiliates	—	11
Investments in unconsolidated affiliates	(2)	(5)
Net cash used in investing activities	(46)	(35)
Financing Activities
Issuance of debt	455	215
Issuance of non-recourse debt	365	663
Repayment of debt	(272)	(168)
Repayment of non-recourse debt	(327)	(436)
Debt issuance costs	(6)	(6)
Repurchase and retirement of common stock	(283)	(112)
Payment of withholding taxes on vesting of restricted stock units	(3)	(4)
Proceeds from employee stock plan purchases	2	—
Capital contribution	—	3
Other financing activity	(2)	—
Net cash (used in) provided by financing activities	(71)	155
Net increase (decrease) in cash, cash equivalents and restricted cash	31	(85)
Cash, cash equivalents and restricted cash, beginning of period	180	297
Cash, cash equivalents and restricted cash, end of period	$211	$212

Supplemental disclosure of non-cash operating activities:
Cumulative effect of adoption of new accounting standard	$—	$38
Non-cash transfer from Other Assets to Inventory(1)	2	—
Non-cash transfer from Inventory to Property and Equipment(2)	16	—
Non-cash transfer from Other Assets to Property and Equipment(2)	40	—
Supplemental disclosure of non-cash financing activities:
Issuance of other debt	$23	$—

(1)	See Note 6: Inventory for more information.
(2)	See Note 7: Property and Equipment for more information.

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2018	94	$1	$174	$441	$616
Net income	—	—	—	55	55
Activity related to share-based compensation	—	—	1	—	1
Repurchase and retirement of common stock	(3)	—	(5)	(92)	(97)
Balance as of March 31, 2019	91	1	170	404	575
Net income	—	—	—	39	39
Activity related to share-based compensation	—	—	10	—	10
Repurchase and retirement of common stock	(5)	—	(11)	(163)	(174)
Balance as of June 30, 2019	86	1	169	280	450
Net income	—	—	—	50	50
Activity related to share-based compensation	—	—	6	—	6
Repurchase and retirement of common stock	(1)	—	(1)	(11)	(12)
Balance as of September 30, 2019	85	$1	$174	$319	$494

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2017	99	$1	$162	$355	$518
Net income	—	—	—	30	30
Activity related to share-based compensation	—	—	(1)	—	(1)
Repurchase and retirement of common stock	(2)	—	(3)	(109)	(112)
Revenue recognition cumulative-effect adjustment	—	—	—	(38)	(38)
Capital contribution	—	—	3	—	3
Balance as of March 31, 2018	97	1	161	238	400
Net income	—	—	—	107	107
Activity related to share-based compensation	—	—	6	—	6
Other	—	—	3	1	4
Balance as of June 30, 2018	97	1	170	346	517
Net income	—	—	—	41	41
Activity related to share-based compensation	—	—	4	—	4
Balance as of September 30, 2018	97	$1	$174	$387	$562

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “ourselves,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for ourselves and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts; and managing our points-based Hilton Grand Vacations Club exchange program (the “Club”). As of September 30, 2019, we had 57 properties, comprised of 9,177 units, located in the United States (“U.S.”), Japan, the United Kingdom, Italy and Barbados.

In connection with the completion of the spin-off in January 2017, we entered into agreements with Hilton Worldwide (“Hilton”) (who at the time was a related party) and other third parties, including licenses to use the Hilton Grand Vacations brand. The unaudited condensed consolidated financial statements reflect the effect of these agreements. For the three months ended September 30, 2019 and 2018, we incurred $36 million and $38 million, respectively, and for the nine months ended September 30, 2019 and 2018, we incurred $128 million and $135 million, respectively, in costs relating to the agreements entered with Hilton. See Key Agreements Related to the Spin-Off section in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

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

We have lease agreements with lease and non-lease components. Our operating leases may require minimum rent payments, contingent rent payments based on a percentage of revenue or income or rental payments adjusted periodically for inflation or rent payments equal to the greater of a minimum rent or contingent rent. Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the condensed consolidated balance sheets and lease expense is recognized on a straight-line basis over the lease term.

We monitor events or changes in circumstances that change the timing or amount of future lease payments which results in the remeasurement of a lease liability, with a corresponding adjustment to the ROU asset. ROU assets for operating and financing leases are periodically reviewed for impairment losses under ASC 360-10, Property, Plant, and Equipment, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Real Estate and Financing Segment
Sales of VOIs, net	$138	$99	$383	$427
Sales, marketing, brand and other fees	143	152	429	423
Interest income	37	35	109	103
Other financing revenue	6	5	18	14
Real estate and financing segment revenues	$324	$291	$939	$967

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Resort Operations and Club Management Segment
Club management	$28	$25	$80	$71
Resort management	17	15	50	45
Rental	48	53	153	144
Ancillary services	6	7	20	20
Resort operations and club management segment revenues	$99	$100	$303	$280

Contract Balances

The following table provides information on our accounts receivable and contract assets from contracts with customers which are included in Accounts receivable, net on our condensed consolidated balance sheets:

($ in millions)	September 30, 2019	December 31, 2018
Receivables	$112	$122
Contract assets	4	—

The following table presents the composition of our contract liabilities for the nine months ended September 30, 2019.

($ in millions)	September 30, 2019	December 31, 2018
Contract liabilities:
Advanced deposits	$112	$101
Deferred Sales of VOIs of projects under construction	49	—
Club activation fees, annual dues and other	99	72
Club Bonus Point incentive liability(1)	65	56

(1)

Amounts related to the Club Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets. This liability is comprised of revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned during the three and nine months ended September 30, 2019 that was included in the contract liabilities balance at December 31, 2018 was approximately $16 million and $94 million, respectively.

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

Contract liabilities include payments received or due in advance of satisfying our performance obligations. Such contract liabilities include advance deposits received on prepaid vacation packages for future stays at our resorts, deferred revenues related to sales of VOIs of projects under construction, club activation fees and annual dues and the liability for Club Bonus Points awarded to our customers for purchase of VOIs at our properties or properties under our fee-for-service arrangements that may be redeemed in the future.

Transaction Price Allocated to Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contract revenue that has not yet been recognized. Our contracts with remaining performance obligations primarily include (i) sales of VOIs under construction, (ii) Club activation fees paid at closing of a VOI purchase, (iii) customers’ advanced deposits on prepaid vacation packages and (iv) Club Bonus Points that may be redeemed in the future. As of September 30, 2019, we deferred $49 million of revenue and $7 million of direct selling costs from sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete.  We expect to recognize the revenue and direct selling costs during the second quarter of 2020.  Upon acquisition, we expect to recognize $16 million in costs of VOI sales related to these sales.  As of December 31, 2018, we had no remaining performance obligations on sales of VOIs under construction.

The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Club Bonus Points as of September 30, 2019:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$112	18 months	Upon customer stays
Club activation fees	68	7 years	Straight-line basis over average inventory holding period
Club Bonus Points	65	24 months	Upon redemption

Note 4: Restricted Cash

Restricted cash was as follows:

	September 30,	December 31,
($ in millions)	2019	2018
Escrow deposits on VOI sales	$48	$45
Reserves related to non-recourse debt(1)	50	27
	$98	$72

(1)	Includes a $21 million cash deposit that will be released upon future pledging of qualified collateral. See Note 11: Debt & Non-recourse Debt for further discussion.

Note 5: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	September 30, 2019
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$795	$523	$1,318
Less: allowance for financing receivables losses	(60)	(119)	(179)
	$735	$404	$1,139

	December 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$660	$632	$1,292
Less: allowance for financing receivables losses	(43)	(129)	(172)
	$617	$503	$1,120

(1)

Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility ("Timeshare Facility") as well as amounts held as future collateral for upcoming securitization activities.

As of September 30, 2019, we had timeshare financing receivables with a carrying value of $24 million securing the Timeshare Facility in anticipation of future financing activities. As of December 31, 2018, the carrying value of our timeshare financing receivables securing the outstanding debt balance of our Timeshare Facility was $171 million. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale.

In August 2019, we completed a securitization of $300 million of gross timeshare financing receivables, which included a $21 million cash deposit that will be released upon future pledging of qualified collateral, and issued approximately $216 million of 2.34 percent notes, $50 million of 2.54 percent notes and $34 million of 2.84 percent notes, which have a stated maturity date of July 25, 2033.  The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized.  The transaction is considered a secured borrowing; therefore, the proceeds from the transaction are presented as non-recourse debt (collectively, the “Securitized Debt”).  The proceeds were primarily used to pay down the remaining borrowings on our Timeshare Facility and our Securitized Debt with a rate of 2.280%, due 2026 and general corporate operating expenses.  See Note 11: Debt and Non-recourse Debt for additional information.

Our timeshare financing receivables as of September 30, 2019 mature as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
Year
2019 (remaining)	$22	$22	$44
2020	90	49	139
2021	94	50	144
2022	98	49	147
2023	101	50	151
Thereafter	390	303	693
	795	523	1,318
Less: allowance for financing receivables losses	(60)	(119)	(179)
	$735	$404	$1,139

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

We recognize interest income on our timeshare financing receivables as earned. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of September 30, 2019, our timeshare financing receivables had interest rates ranging from 3.9 percent to 20.5 percent, a weighted-average interest rate of 12.43 percent, a weighted-average remaining term of 7.8 years and maturities through 2034.

Our gross timeshare financing receivables balances by FICO score were as follows:

	September 30,	December 31,
($ in millions)	2019	2018
FICO score
700+	$802	$790
600-699	289	280
<600	38	37
No score(1)	189	185
	$1,318	$1,292

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

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

As of September 30, 2019 and December 31, 2018, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $68 million and $69 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	September 30, 2019
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$783	$449	$1,232
31 - 90 days past due	7	11	18
91 - 120 days past due	3	5	8
121 days and greater past due	2	58	60
	$795	$523	$1,318

	December 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$648	$556	$1,204
31 - 90 days past due	8	11	19
91 - 120 days past due	3	3	6
121 days and greater past due	1	62	63
	$660	$632	$1,292

The changes in our allowance for financing receivables losses were as follows:

	September 30, 2019
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2018	$43	$129	$172
Write-offs	—	(53)	(53)
Securitizations	29	(29)	—
Provision for financing receivables losses(1)	(12)	72	60
Balance as of September 30, 2019	$60	$119	$179

	September 30, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2017	$27	$114	$141
Write-offs	—	(22)	(22)
Securitization	30	(30)	—
Provision for financing receivables losses(1)	(10)	60	50
Balance as of September 30, 2018	$47	$122	$169

(1)	Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

Note 6: Inventory

Inventory was as follows:

	September 30,	December 31,
($ in millions)	2019	2018
Completed unsold VOIs	$249	$243
Construction in process	11	9
Land, infrastructure and other	258	275
	$518	$527

For the nine months ended September 30, 2019, we recorded non-cash operating activity transfers from Inventory to Property and equipment. See Note 7: Property and Equipment. Additionally, we recorded non-cash transfers from Other assets to Inventory of $2 million related to the reclassification of deposits on properties for timeshare inventory.

We recognized $14 million in costs of sales true-ups relating to VOI products for the nine months ended September 30, 2019, which resulted in a $14 million increase to the carrying value of inventory as of September 30, 2019, and a corresponding decrease in Cost of VOI sales for the nine months ended September 30, 2019. We recognized $10 million in costs of sales true-ups relating to VOI products for the year ended December 31, 2018, which resulted in a $10 million increase to the carrying value of inventory as of December 31, 2018, and a corresponding decrease in Cost of VOI sales for the year-to-date period ended December 31, 2018. Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Cost of VOI sales related to fee-for-service upgrades	$8	$8	$24	$23

Note 7: Property and Equipment

Property and equipment was as follows:

	September 30,	December 31,
($ in millions)	2019	2018
Land	$313	$268
Building and leasehold improvements	300	295
Furniture and equipment	66	54
Construction in progress	190	25
	869	642
Accumulated depreciation	(104)	(83)
	$765	$559

During the third quarter of 2019, we completed the purchase of 87 hotel units for future conversion to 74 timeshare units in Los Cabos Mexico for $37 million. For the nine months ended September 30, 2019, we recorded non-cash operating activity transfers of $40 million related to the reclassification of deposits on properties for future development into timeshare inventory from Other assets to Property and equipment. Non-cash transfers are reflected in our unaudited condensed consolidated statements of cash flows.

Note 8: Consolidated Variable Interest Entities

As of September 30,2019 and December 31, 2018, we consolidated 5 and 4 variable interest entities (“VIEs”), respectively, that issued non-recourse debt backed by pledged assets consisting primarily of a pool of timeshare financing receivables which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of our VIEs are available to settle the obligations of the respective entities.

Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	September 30,	December 31,
($ in millions)	2019	2018
Restricted cash	$49	$23
Timeshare financing receivables, net	735	617
Non-recourse debt(1)	795	639

(1)	Net of deferred financing costs.

During the nine months ended September 30, 2019 and 2018, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 9: Investments in Unconsolidated Affiliates

As of September 30, 2019, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holdings LLC, respectively, that are deemed as VIEs. We do not consolidate BRE Ace LLC and 1776 Holdings LLC because we are not the primary beneficiary. Our investment interests in and equity earned from both VIEs are included in the consolidated balance sheets as Investments in unconsolidated affiliates and in the consolidated statements of operations as Equity in earnings from unconsolidated affiliates, respectively.

We held investments in our two unconsolidated affiliates with aggregated debt balances of $495 million and $490 million as of September 30, 2019 and December 31, 2018, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $44 million and $38 million as of September 30, 2019 and December 31, 2018, respectively and (ii) receivables for commission and other fees earned under fee-for-service arrangements.  See Note 17:  Related Party Transactions for additional information.

Note 10: Other Assets

Other assets were as follows:

	September 30,	December 31,
($ in millions)	2019	2018
Inventory deposits	$7	$46
Prepaid expenses	23	18
Other	45	31
	$75	$95

For the nine months ended September 30, 2019, we recorded non-cash operating activity transfers from Other assets to Inventory and Property and equipment. See Note 6: Inventory and Note 7: Property and Equipment for more information.

Note 11: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	September 30,	December 31,
($ in millions)	2019	2018
Debt(1)
Senior secured credit facilities:
Term loan with an average rate of 3.766%, due 2023	$190	$197
Revolver with an average rate of 3.766%, due 2023	305	115
Senior notes with a rate of 6.125%, due 2024	300	300
Other debt	27	—
	822	612
Less: unamortized deferred financing costs and discount(2)(3)	(7)	(8)
	$815	$604

(1)	As of September 30, 2019 and December 31, 2018, weighted-average interest rates were 4.739 percent and 5.170 percent, respectively.
(2)

Amount includes deferred financing costs related to our term loan and senior notes of $2 million and $5 million, respectively, as of September 30, 2019 and $2 million and $6 million as of December 31, 2018.

(3)

Amount does not include deferred financing costs of $5 million as of September 30, 2019 and $6 million as of December 31, 2018, relating to our revolving facility included in Other Assets in our condensed consolidated balance sheets.

During the nine months ended September 30, 2019, we borrowed $455 million and repaid $272 million (including recurring payments) under the senior secured credit facilities with an interest rate based on one month LIBOR plus 1.75 percent.

As of September 30, 2019 and December 31, 2018, we had $1 million of outstanding letters of credit under the revolving credit facility.  We were in compliance with all applicable financial covenants as of September 30, 2019.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	September 30,	December 31,
($ in millions)	2019	2018
Non-recourse debt(1)
Timeshare Facility with an average rate of 3.164%, due 2021	$—	$120
Securitized Debt with a rate of 2.280%, due 2026	—	33
Securitized Debt with an average rate of 1.810%, due 2026	52	74
Securitized Debt with an average rate of 2.711%, due 2028	162	206
Securitized Debt with an average rate of 3.602%, due 2032	293	333
Securitized Debt with an average rate of 2.431%, due 2033	297	—
	804	766
Less: unamortized deferred financing costs(2)	(9)	(7)
	$795	$759

(1)	As of September 30, 2019 and year ended December 31, 2018, weighted-average interest rates were 2.874 percent and 3.126 percent, respectively.
(2)

Amount relates to securitized debt only and does not include deferred financing costs of $3 million as of September 30, 2019 and December 31, 2018 relating to our Timeshare Facility which are included in Other Assets in our condensed consolidated balance sheets.

In August 2019, we completed a securitization of $300 million of gross timeshare financing receivables and issued approximately $216 million of 2.34 percent notes, $50 million of 2.54 percent notes and $34 million of 2.84 percent notes due July 2033. The Securitized Debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interest and temporarily by a $21 million cash deposit, which is reflected as Restricted cash in our condensed consolidated balance sheets. The Securitized Debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt. The proceeds were primarily used to pay down the remaining borrowings on our Timeshare Facility and our Securitized Debt with a rate of 2.280%, due 2026 (“2013-A”) and general corporate operating expenses. In connection with the securitization, we incurred $4 million in debt issuance costs.

In September 2019, we exercised our call option on the remaining outstanding principal balance on our 2013-A Notes and prepaid the remaining balance in accordance with the terms of the arrangement. Collateral securing the notes will be pledged as a part of the collateral backing the 2019-A Notes offering in place of the $21 million of cash used as collateral as a part of our 2019 securitization.

The Timeshare Facility is a non-recourse obligation with a borrowing capacity of $450 million and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In April 2019, we amended the Timeshare Facility, extending the end of the commitment period, from March 2020 to April 2021, and certain covenants.  In September 2019, we amended the Timeshare Facility, temporarily changing certain covenant requirements. All other terms and borrowing capacity remained the same in both amendments.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $29 million and $27 million as of September 30, 2019 and December 31, 2018, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of September 30, 2019 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2019 (remaining)	$3	$51	$54
2020	12	247	259
2021	11	155	166
2022	10	110	120
2023	463	108	571
Thereafter	323	133	456
	$822	$804	$1,626

Note 12: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	September 30, 2019
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,139	$—	$1,424
Liabilities:
Debt, net(2)	815	320	527
Non-recourse debt, net(2)	795	—	797

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

	December 31, 2018
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,120	$—	$1,339
Liabilities:
Debt, net(2)	604	302	309
Non-recourse debt, net(2)	759	—	753

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

We do not have any assets or liabilities measured at fair value on a recurring basis as of September 30, 2019.

Note 13: Leases

We lease sales centers, office space and equipment under operating leases. Our leases expire at various dates from 2019 through 2030, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Rent expense for lease payments is recognized on a straight-line basis over the lease term. Rental expense for all operating leases was $6 million and $16 million for the three and nine months ended September 30, 2019 respectively. This amount includes immaterial short-term leases and variable lease costs. Rent expense for all operating leases for the year ended December 31, 2018 was as follows:

($ in millions)
Minimum rentals	$21
Contingent rentals	3
$24

Supplemental information related to operating leases for the nine months ending September 30, 2019:

($ in millions)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$(12)

Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	9
Weighted-average remaining lease term of operating leases	6.4 years
Weighted-average discount rate of operating leases	5.34%

Future minimum lease payments under noncancelable operating leases, due in each of the next five years and thereafter as of September 30, 2019, are as follows:

($ in millions)	Operating Leases
Year
2019 (remaining)	$4
2020	17
2021	16
2022	11
2023	11
Thereafter	33
Total future minimum lease payments	$92
Less: imputed interest	(14)
Present value of lease liabilities	$78

Future minimum lease payments under noncancelable operating leases, due in each of the next five years and thereafter as of December 31, 2018, are as follows:

($ in millions)	Operating Leases
Year
2019	$16
2020	15
2021	14
2022	10
2023	10
Thereafter	29
Total future minimum lease payments	$94

Note 14: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective tax rate is determined by the level and composition of pre-tax income or loss, which is subject to federal, foreign and state and local income taxes. The effective tax rate for the nine months ended September 30, 2019 and 2018 was approximately 28 percent and 27 percent, respectively, which increased primarily due to a reduction in the tax benefit related to share-based compensation awards exercised or vested during the nine months ended September 30, 2019.

Note 15: Share-Based Compensation

Stock Plan

We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units (“Performance RSUs”) and nonqualified stock options (“Options”) to certain employees and directors. We recognized share-based compensation expense of $6 million and $5 million during the three months ended September 30, 2019 and 2018, respectively, and $18 million and $13 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, unrecognized compensation costs for unvested awards were approximately $23 million, which is expected to be recognized over a weighted average period of 1.9 years. As of September 30, 2019, there were 6,485,046 shares of common stock available for future issuance under this plan.

Service RSUs

During the nine months ended September 30, 2019, we issued 500,925 Service RSUs with a weighted-average grant date fair value of $33.07, which generally vest in equal annual installments over three years from the date of grant.

Options

During the nine months ended September 30, 2019, we issued 544,209 Options with a weighted-average exercise price of $33.32, which vest over three years from the date of the grant.

The weighted-average grant date fair value of these options was $12.29, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility	33.1%
Dividend yield	—%
Risk-free rate	2.6%
Expected term (in years)	6.0

As of September 30, 2019, we had 624,145 Options outstanding that were exercisable.

Performance Shares

During the nine months ended September 30, 2019, we issued 133,660 Performance RSUs with a weighted-average grant date fair value of $33.32. The Performance RSUs are settled at the end of a three-year performance period, with 70 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 30 percent of the Performance RSUs are subject to the achievement of certain contract sales targets.  We determined that the performance conditions for these awards are probable of achievement and, as of September 30, 2019, we recognized compensation expense based on the number of Performance RSUs we expect to vest.

Note 16: Earnings Per Share

The following table presents the calculation of our basic and diluted earnings per share (“EPS”).  The weighted- average shares outstanding used to compute basic EPS and diluted EPS for the three months ended September 30, 2019 was 85,704,321 and 86,272,979, respectively, and for the nine months ended September 30, 2019 was 89,863,807 and 90,348,418, respectively.  The weighted-average shares outstanding used to compute basic EPS and diluted EPS for the three months ended September 30, 2018 was 96,840,685 and 97,432,015, respectively, and for the nine months ended September 30, 2018 was 97,407,644 and 98,142,238, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares outstanding in millions, except per share amounts)	2019	2018	2019	2018
Basic EPS:
Numerator:
Net Income(1)	$50	$41	$144	$178
Denominator:
Weighted average shares outstanding	86	97	90	97
Basic EPS	$0.59	$0.42	$1.61	$1.82
Diluted EPS:
Numerator:
Net Income(1)	$50	$41	$144	$178
Denominator:
Weighted average shares outstanding	86	97	90	98
Diluted EPS	$0.59	$0.42	$1.60	$1.81

(1)

Net income for the three months ended September 30, 2019 and 2018 was $50,659,927 and $40,533,279, respectively, and for the nine months ended September 30, 2019 and 2018 was $144,352,584 and $177,564,538, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the three and nine months ended September 30, 2019, we excluded 887,859 and 979,779, respectively, and for the three and nine months ended September 30, 2018, we excluded 533,721 and 359,127 share-based compensation awards, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 17: Related Party Transactions

BRE Ace LLC and 1776 Holding, LLC

In 2017, we acquired a 25 percent ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.”

In 2018, we entered into an agreement with SCG 1776, LLC to form 1776 Holding, LLC, which will construct a timeshare resort property, known as “Liberty Place Charleston, by Hilton Club.”  In conjunction with this agreement, we contributed $10 million in cash for a 50 percent ownership interest in 1776 Holding, LLC.  In May 2019, the agreement was amended to assign the interest of SCG 1776, LLC in 1776 Holding, LLC to 1776 Investment Group, LLC. In May 2019, we also contributed an additional $2 million in cash to 1776 Holding, LLC.

We record Equity in earnings (losses) from our unconsolidated affiliates in our condensed consolidated statements of operations. See Note 9: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Elara, by Hilton Grand Vacations and Liberty Place Charleston, by Hilton Club.  These amounts are summarized in the following table and are included in our condensed consolidated statements of operations as of the date they became related parties.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Equity in earnings from unconsolidated affiliates	$1	$1	$4	$—
Commissions and other fees	31	32	99	96

We also have $21 million of outstanding receivables related to the fee-for-service agreements as of September 30, 2019.

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

We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.

The following table present revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Revenues:
Real estate sales and financing	$324	$291	$939	$967
Resort operations and club management(1)(2)	108	108	332	304
Total segment revenues	432	399	1,271	1,271
Cost reimbursements	43	36	128	110
Intersegment eliminations(1)(2)	(9)	(8)	(29)	(24)
Total revenues	$466	$427	$1,370	$1,357

(1)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. These charges totaled $9 million and $8 million for the three months ended September 30, 2019 and 2018, respectively, and $29 million and $24 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for each of the three and nine months ended September 30, 2019 and 2018.

The following table presents Segment Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Adjusted EBITDA:
Real estate sales and financing(1)	$94	$67	$243	$274
Resort operations and club management(1)	62	62	193	179
Segment Adjusted EBITDA	156	129	436	453
General and administrative	(28)	(31)	(82)	(84)
Depreciation and amortization	(14)	(9)	(37)	(25)
License fee expense	(26)	(25)	(75)	(73)
Other loss, net	(1)	(1)	(3)	(1)
Interest expense	(12)	(7)	(33)	(22)
Income tax expense	(20)	(15)	(55)	(64)
Equity in earnings from unconsolidated affiliates	1	1	4	—
Other adjustment items	(6)	(1)	(11)	(6)
Net income	$50	$41	$144	$178

(1)	Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.

Note 19: Commitments and Contingencies

We have entered into certain arrangements with developers to commit to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2019, we were committed to purchase approximately $480 million of inventory and land over a period of 11 years and $32 million of other commitments under the normal course of business.  Additionally, we have committed to develop additional vacation ownership units at an existing resort. We expect to begin construction of these units in 2020. The actual amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the nine months ended September 30, 2019 and 2018, we purchased $66 million and $18 million, respectively, as required under our commitments. As of September 30, 2019, our remaining obligation pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2019 (remaining)	2020	2021	2022	2023	Thereafter	Total
Inventory purchase obligations	$—	$220	$92	$56	$58	$54	$480
Other commitments(1)	4	19	8	1	—	—	32
Total	$4	$239	$100	$57	$58	$54	$512

(1)	Primarily relates to commitments related to information technology and brand licensing under the normal course of business.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe that possible losses derived from an unfavorable outcome that is reasonably possible or remote is not reasonably estimable. While the actual results of claims and litigation cannot be predicted with certainty, we expect that the resolution of all pending or threatened claims and litigation as of September 30, 2019, will not materially affect our unaudited condensed consolidated financial statements.

Note 20: Condensed Consolidating Guarantor Financial Information

The following schedules present the unaudited condensed consolidating financial information as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	September 30, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$2	$—	$79	$32	$—	$113
Restricted cash	—	—	48	50	—	98
Accounts receivable, net	—	—	142	22	(27)	137
Timeshare financing receivables, net	—	—	380	759	—	1,139
Inventory	—	—	480	38	—	518
Property and equipment, net	—	—	713	52	—	765
Operating lease right-of-use assets, net	—	—	60	2	—	62
Investments in unconsolidated affiliates	—	—	44	—	—	44
Intangible assets, net	—	—	87	—	—	87
Other assets	—	5	59	11	—	75
Investments in subsidiaries	492	1,275	144	—	(1,911)	—
TOTAL ASSETS	$494	$1,280	$2,236	$966	$(1,938)	$3,038
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$—	$346	$24	$(27)	$343
Advanced deposits	—	—	111	1	—	112
Debt, net	—	788	27	—	—	815
Non-recourse debt, net	—	—	—	795	—	795
Operating lease liabilities	—	—	76	2	—	78
Deferred revenues	—	—	165	—	—	165
Deferred income tax liabilities	—	—	236	—	—	236
Total equity	494	492	1,275	144	(1,911)	494
TOTAL LIABILITIES AND EQUITY	$494	$1,280	$2,236	$966	$(1,938)	$3,038

	December 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$4	$—	$89	$15	$—	$108
Restricted cash	—	—	45	27	—	72
Accounts receivable, net	—	—	157	17	(21)	153
Timeshare financing receivables, net	—	—	209	911	—	1,120
Inventory	—	—	502	25	—	527
Property and equipment, net	—	—	553	6	—	559
Investments in unconsolidated affiliate	—	—	38	—	—	38
Intangible assets, net	—	—	81	—	—	81
Other assets	—	6	41	48	—	95
Investments in subsidiaries	612	1,210	277	—	(2,099)	—
TOTAL ASSETS	$616	$1,216	$1,992	$1,049	$(2,120)	$2,753
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$—	$332	$13	$(21)	$324
Advanced deposits	—	—	101	—	—	101
Debt, net	—	604	—	—	—	604
Non-recourse debt, net	—	—	—	759	—	759
Deferred revenues	—	—	95	—	—	95
Deferred income tax liabilities	—	—	254	—	—	254
Total equity	616	612	1,210	277	(2,099)	616
TOTAL LIABILITIES AND EQUITY	$616	$1,216	$1,992	$1,049	$(2,120)	$2,753

	For the Three Months Ended September 30, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$123	$15	$—	$138
Sales, marketing, brand and other fees	—	—	154	1	(12)	143
Financing	—	—	19	26	(2)	43
Resort and club management	—	—	44	1	—	45
Rental and ancillary services	—	—	53	1	—	54
Cost reimbursements	—	—	42	1	—	43
Total revenues	—	—	435	45	(14)	466
Expenses
Cost of VOI sales	—	—	22	2	—	24
Sales and marketing	—	—	187	13	(12)	188
Financing	—	—	6	10	(2)	14
Resort and club management	—	—	11	—	—	11
Rental and ancillary services	—	—	34	2	—	36
General and administrative	—	—	27	1	—	28
Depreciation and amortization	—	—	14	—	—	14
License fee expense	—	—	28	(2)	—	26
Cost reimbursements	—	—	42	1	—	43
Total operating expenses	—	—	371	27	(14)	384
Interest expense	—	(12)	—	—	—	(12)
Dividends from subsidiary	6	6	—	—	(12)	—
Equity in earnings from unconsolidated affiliates	—	—	1	—	—	1
Other loss, net	—	—	(1)	—	—	(1)
Income before income taxes	6	(6)	64	18	(12)	70
Income tax expense	—	—	(20)	—	—	(20)
Income before equity in earnings from subsidiaries	6	(6)	44	18	(12)	50
Equity in earnings from subsidiaries	44	62	18	—	(124)	—
Net income	$50	$56	$62	$18	$(136)	$50

	For the Three Months Ended September 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$97	$2	$—	$99
Sales, marketing, brand and other fees	—	—	151	1	—	152
Financing	—	—	17	26	(3)	40
Resort and club management	—	—	40	—	—	40
Rental and ancillary services	—	—	59	1	—	60
Cost reimbursements	—	—	35	1	—	36
Total revenues	—	—	399	31	(3)	427
Expenses
Cost of VOI sales	—	—	29	—	—	29
Sales and marketing	—	—	172	2	—	174
Financing	—	—	4	11	(3)	12
Resort and club management	—	—	11	—	—	11
Rental and ancillary services	—	—	36	1	—	37
General and administrative	—	—	30	1	—	31
Depreciation and amortization	—	—	9	—	—	9
License fee expense	—	—	25	—	—	25
Cost reimbursements	—	—	35	1	—	36
Total operating expenses	—	—	351	16	(3)	364
Interest expense	—	(7)	—	—	—	(7)
Equity in earnings from unconsolidated affiliates	—	—	1	—	—	1
Other loss	—	—	(1)	—	—	(1)
Income (loss) before income taxes	—	(7)	48	15	—	56
Income tax expense	—	—	(15)	—	—	(15)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(7)	33	15	—	41
Equity in earnings from subsidiaries	41	48	15	—	(104)	—
Net income	$41	$41	$48	$15	$(104)	$41

	For the Nine Months Ended September 30, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$333	$50	$—	$383
Sales, marketing, brand and other fees	—	—	459	5	(35)	429
Financing	—	—	57	76	(6)	127
Resort and club management	—	—	129	1	—	130
Rental and ancillary services	—	—	171	2	—	173
Cost reimbursements	—	—	125	3	—	128
Total revenues	—	—	1,274	137	(41)	1,370
Expenses
Cost of VOI sales	—	—	83	9	—	92
Sales and marketing	—	—	544	35	(35)	544
Financing	—	—	14	31	(6)	39
Resort and club management	—	—	34	—	—	34
Rental and ancillary services	—	—	104	4	—	108
General and administrative	—	—	81	1	—	82
Depreciation and amortization	—	—	37	—	—	37
License fee expense	—	—	75	—	—	75
Cost reimbursements	—	—	125	3	—	128
Total operating expenses	—	—	1,097	83	(41)	1,139
Interest expense	—	(33)	—	—	—	(33)
Dividends from subsidiary	281	281	—	—	(562)	—
Equity in earnings from unconsolidated affiliates	—	—	4	—	—	4
Other loss, net	—	—	(3)	—	—	(3)
Income before income taxes	281	248	178	54	(562)	199
Income tax expense	—	—	(54)	(1)	—	(55)
Income before equity in earnings from subsidiaries	281	248	124	53	(562)	144
Equity in (losses) earnings from subsidiaries	(181)	177	53	—	(49)	—
Net income	$100	$425	$177	$53	$(611)	$144

	For the Nine Months Ended September 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$422	$5	$—	$427
Sales, marketing, brand and other fees	—	—	424	3	(4)	423
Financing	—	—	54	68	(5)	117
Resort and club management	—	—	116	—	—	116
Rental and ancillary services	—	—	162	2	—	164
Cost reimbursements	—	—	107	3	—	110
Total revenues	—	—	1,285	81	(9)	1,357
Expenses
Cost of VOI sales	—	—	109	—	—	109
Sales and marketing	—	—	526	6	(4)	528
Financing	—	—	14	26	(5)	35
Resort and club management	—	—	33	—	—	33
Rental and ancillary services	—	—	93	2	—	95
General and administrative	—	—	83	1	—	84
Depreciation and amortization	—	—	25	—	—	25
License fee expense	—	—	73	—	—	73
Cost reimbursements	—	—	107	3	—	110
Total operating expenses	—	—	1,063	38	(9)	1,092
Interest expense	—	(22)	—	—	—	(22)
Other loss	—	—	(1)	—	—	(1)
Income (loss) before income taxes	—	(22)	221	43	—	242
Income tax expense	—	—	(64)	—	—	(64)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(22)	157	43	—	178
Equity in earnings from subsidiaries	178	200	43	—	(421)	—
Net income	$178	$178	$200	$43	$(421)	$178

	For the Nine Months Ended September 30, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$—	$248	$(50)	$231	$(281)	$148
Investing Activities
Capital expenditures for property and equipment	—	—	(22)	(3)	—	(25)
Software capitalization costs	—	—	(19)	—	—	(19)
Investments in unconsolidated affiliates	—	—	(2)	—	—	(2)
Dividends from subsidiary	281	281	—	—	(562)	—
Net cash provided by (used in) investing activities	281	281	(43)	(3)	(562)	(46)
Financing Activities
Issuance of debt	—	455	—	—	—	455
Issuance of non-recourse debt	—	—	—	365	—	365
Repayment of debt	—	(272)	—	—	—	(272)
Repayment of non-recourse debt	—	—	—	(327)	—	(327)
Debt issuance costs	—	—	—	(6)	—	(6)
Repurchase and retirement of common stock	(283)	—	—	—	—	(283)
Payment of withholding taxes on vesting of restricted stock units	—	—	(3)	—	—	(3)
Proceeds from employee stock plan purchases	—	—	2	—	—	2
Other financing activity	—	—	(2)	—	—	(2)
Intercompany transfers	—	(712)	89	(220)	843	—
Net cash (used in) provided by financing activities	(283)	(529)	86	(188)	843	(71)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2)	—	(7)	40	—	31
Cash, cash equivalents and restricted cash, beginning of period	4	—	134	42	—	180
Cash, cash equivalents and restricted cash, end of period	$2	$—	$127	$82	$—	$211

	For the Nine Months Ended September 30, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash (used in) provided by operating activities	$—	$(20)	$10	$(241)	$46	$(205)
Investing Activities
Capital expenditures for property and equipment	—	—	(25)	(4)	—	(29)
Software capitalization costs	—	—	(12)	—	—	(12)
Return of investment from unconsolidated affiliates	—	—	11	—	—	11
Investment in unconsolidated affiliate	—	—	(5)	—	—	(5)
Net cash used in investing activities	—	—	(31)	(4)	—	(35)
Financing Activities
Issuance of debt	—	215	—	—	—	215
Issuance of non-recourse debt	—	—	—	663	—	663
Repayment of debt	—	(168)	—	—	—	(168)
Repayment of non-recourse debt	—	—	—	(436)	—	(436)
Debt issuance costs	—	—	—	(6)	—	(6)
Repurchase and retirement of common stock	—	(112)	—	—	—	(112)
Payment of withholding taxes on vesting of restricted stock units	—	(4)	—	—	—	(4)
Capital contribution	—	3	—	—	—	3
Intercompany transfers	—	86	(63)	23	(46)	—
Net cash provided by (used in) financing activities	—	20	(63)	244	(46)	155
Net decrease in cash, cash equivalents and restricted cash	—	—	(84)	(1)	—	(85)
Cash, cash equivalents and restricted cash, beginning of period	—	—	259	38	—	297
Cash, cash equivalents and restricted cash, end of period	$—	$—	$175	$37	$—	$212

Note 21: Subsequent Events

Management has evaluated all subsequent events through October 31, 2019, the date the unaudited consolidated financial statements were available to be issued.  The results of management’s analysis indicated no significant subsequent events have occurred that required consideration as adjustments to our disclosures in the unaudited consolidated financial statements.

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

“Developed” refers to VOI inventory that is sourced from projects developed by HGV.

“Fee for service” refers to VOI inventory that we sell and manage on behalf of third-party developers.

“Just-in-time” refers to VOI inventory that is primarily sourced in transactions that are designed to closely correlate the timing of the acquisition by us with our sale of that inventory to purchasers.

“VOI” refers to vacation ownership intervals.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussion of terms that are not recognized terms under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and financial measures that are not calculated in accordance with U.S. GAAP, earnings before interest expense (excluding interest expense relating to our non-recourse debt), taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA.

Operational Metrics

This Quarterly Report on Form 10-Q includes discussion of key business operational metrics including contract sales, sales revenue, real estate margin, tour flow, volume per guest and transient rate.

See “Key Business and Financial Metrics and Terms Used by Management” and “-Results of Operations” for a discussion of the meanings of these terms, the Company’s reasons for providing non-GAAP financial measures, and reconciliations of non-GAAP financial measures to measures calculated in accordance with U.S. GAAP.

Overview

Our Business

We are a growing timeshare company that markets and sells VOIs, manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of September 30, 2019, we have 57 properties, representing 9,177 units, which are located in iconic vacation destinations such as the Hawaiian Islands, New York City, Orlando and Las Vegas, and feature spacious, condominium-style accommodations with superior amenities and quality service. As of September 30, 2019, we have approximately 322,000 Hilton Grand Vacations Club (the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 17 industry-leading brands across more than 5,900 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

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

For the nine months ended September 30, 2019, sales from fee-for-service, just-in-time and developed inventory sources were 54 percent, 17 percent and 29 percent, respectively, of contract sales. See “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Metrics” for additional discussion of contract sales. Based on our trailing twelve months sales pace, we have access to approximately seven years of future inventory, with capital efficient arrangements representing approximately 55 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

We sell our vacation ownership products under the Hilton Grand Vacations brand primarily through our distribution network of both in-market and off-site sales centers.  Our products are currently marketed for sale throughout the United States and the Asia-Pacific region.  We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership.  We have sales distribution centers in Las Vegas, Myrtle Beach, Hilton Head, New York, Washington D.C., Chicago, Orlando, Park City, Waikoloa, Korea and Japan. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach.  We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton and are frequent leisure travelers.  Tour quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Metrics.” Additionally, the quality of tours impacts sales revenue and the collectability of our timeshare financing receivables. For the nine months ended September 30, 2019, 52 percent of our contract sales were to our existing owners.

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing receivables that bear a fixed interest rate typically ranging from nine percent to 18 percent per annum. Financing propensity was 66.6 percent and 66.3 percent for the nine months ended September 30, 2019 and 2018, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.

The interest rate on our timeshare financing receivables is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the receivable term. The weighted-average high FICO score and weighted-average FICO score for new timeshare financing receivables to U.S. and Canadian borrowers at the time of origination were as follows:

	Nine Months Ended September 30,
	2019	2018
Weighted-average high FICO score	748	748
Weighted-average FICO score	735	740

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

Resort Operations and Club Management

We enter into management agreements with the HOA of the VOI owners for timeshare resorts developed by us or a third party. Each of the HOAs is governed by a board of directors comprising owner and developer representatives that are charged with ensuring the resorts are well-maintained and financially stable. Our management services include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets and projections and employee training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee equal to 10 percent to 15 percent of the costs to operate the applicable resort. The fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses and our management fees are unaffected by changes in rental rate or occupancy. We are reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The initial term of our management agreements typically ranges from three to five years and the agreements are subject to periodic renewal for one to three-year periods. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term.

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

Real Estate Sales Metrics

We measure operating performance using the following key metrics:

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

•	Sales revenue represents Sale of VOIs, net, commissions and brand fees earned from the sale of fee-for-service intervals.
•

Real estate margin represents sales revenue less the cost of VOI sales, sales and marketing costs, net of marketing revenue. Real estate margin percentage is calculated by dividing real estate margin by sales revenue. We consider this to be an important operating measure because it measures the efficiency of our sales and marketing spending and management of inventory costs.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 18: Business Segments in our unaudited condensed consolidated financial statements. We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key Business and Financial Metrics and Terms Used by Management—EBITDA and Adjusted EBITDA.” The following tables set forth revenues and Adjusted EBITDA by segment:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Revenues:
Real estate sales and financing	$324	$291	$33	11.3%	$939	$967	$(28)	(2.9)%
Resort operations and club management	108	108	—	—	332	304	28	9.2
Segment revenues	432	399	33	8.3	1,271	1,271	—	—
Cost reimbursements	43	36	7	19.4	128	110	18	16.4
Intersegment eliminations(1)	(9)	(8)	(1)	12.5	(29)	(24)	(5)	20.8
Total revenues	$466	$427	$39	9.1	$1,370	$1,357	$13	1.0

(1)	Refer to Note 18: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Net Income	$50	$41	$9	22.0%	$144	$178	$(34)	(19.1)%
Interest expense	12	7	5	71.4	33	22	11	50.0
Income tax expense	20	15	5	33.3	55	64	(9)	(14.1)
Depreciation and amortization	14	9	5	55.6	37	25	12	48.0
Interest expense, depreciation and amortization included in equity in earnings (losses) from unconsolidated affiliates	—	1	(1)	(100.0)	2	3	(1)	(33.3)
EBITDA	96	73	23	31.5	271	292	(21)	(7.2)
Other loss, net	1	1	—	—	3	1	2	NM(1)
Share-based compensation expense	6	5	1	20.0	18	13	5	38.5
Other adjustment items(2)	8	1	7	NM(1)	11	11	—	—
Adjusted EBITDA	$111	$80	$31	38.8	$303	$317	$(14)	(4.4)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)

Includes restructuring costs and costs associated with the spin-off of $7 million and $2 million for the three months ended September 30, 2019 and 2018, respectively, and $9 million for each of the nine months ended September 30, 2019 and 2018.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$94	$67	$27	40.3%	$243	$274	$(31)	(11.3)%
Resort operations and club management(1)	62	62	—	—	193	179	14	7.8
Segment Adjusted EBITDA	156	129	27	20.9	436	453	(17)	(3.8)
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	1	2	(1)	(50.0)	6	3	3	100.0
License fee expense	(26)	(25)	(1)	4.0	(75)	(73)	(2)	2.7
General and administrative(2)	(20)	(26)	6	(23.1)	(64)	(66)	2	(3.0)
Adjusted EBITDA	$111	$80	$31	38.8	$303	$317	$(14)	(4.4)

(1)	Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)	Excludes segment related share-based compensation, depreciation and other adjustment items.

Real Estate Sales and Financing

In accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), revenue and the related costs to fulfill and acquire the contract (“direct costs”) from sales of VOIs under construction are deferred until the point in time when construction activities are deemed to be completed. The Real estate sales and financing segment is impacted by construction related deferral and recognition activity. In periods where Sales of VOIs and related direct costs of projects under construction are deferred, margin percentages will generally contract as the indirect marketing and selling costs associated with these sales are recognized as incurred in the current period.  In periods where previously deferred Sales of VOIs and related direct costs are recognized upon construction completion, margin percentages will generally expand as the indirect marketing and selling costs associated with these sales were recognized in prior periods.

The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
($ in millions)	2019	2018		$2019	2018	$
Sales of VOIs (deferrals)	$(15)	$(45)	$30	$(49)	$(154)	$105
Sales of VOIs recognitions	—	—	—	—	134	(134)
Net Sales of VOIs (deferrals) recognitions	(15)	(45)	30	(49)	(20)	(29)
Cost of VOI sales (deferrals)(1)	(5)	(13)	8	(16)	(51)	35
Cost of VOI sales recognitions	—	—	—	—	37	(37)
Net Cost of VOI sales (deferrals) recognitions(1)	(5)	(13)	8	(16)	(14)	(2)
Sales and marketing expense (deferrals)	(2)	(7)	5	(7)	(21)	14
Sales and marketing expense recognitions	—	—	—	—	17	(17)
Net Sales and marketing expense (deferrals) recognitions	(2)	(7)	5	(7)	(4)	(3)
Net construction (deferrals) recognitions	$(8)	$(25)	$17	$(26)	$(2)	$(24)

(1)

Includes anticipated Costs of VOI sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete for the three and nine months ended September 30, 2019.

Real estate sales and financing segment revenues increased by $33 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to a $27 million increase in sales revenue, a $3 million increase in marketing revenue and other fees mainly associated with higher vacation package sales and a $3 million increase in financing revenue related to an increase in interest income primarily from higher outstanding timeshare receivables balance and an increase in servicing fees.  Sales revenue increased for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to lower deferrals of revenue from VOI sales for properties under construction compared to the same period in 2018. For the three months ended September 30, 2019, sales revenue was impacted by a $15 million deferral of revenue from VOI sales of The Central at 5th by Hilton Club, a just-in-time property in pre-sales, compared to a $45 million deferral of revenue from VOI sales of Ocean Tower by Hilton Grand Vacation Club during the same period in 2018. Real estate sales and financing segment Adjusted EBITDA increased by $27 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to the increases in segment margin associated with segment performance discussed below.

Real estate sales and financing segment revenues decreased by $28 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to a $49 million decrease in sales revenue, partially offset by an $11 million increase in marketing revenue and other fees mainly associated with higher vacation package sales, and a $10 million increase in financing revenue related to an increase in interest income from higher outstanding timeshare receivables balance and an increase in servicing fees.  Sales revenue decreased for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to higher deferrals of revenue from VOI sales for properties under construction compared to the same period in 2018.  For the nine months ended September 30, 2019 sales revenue was impacted by a $49 million deferral of revenue from VOI sales of The Central at 5th by Hilton Club compared to a $20 million net deferral of revenue from the deferral of revenue of VOI sales of Ocean Tower by Hilton Grand Vacation Club and the recognition of VOI sales from the completion of The Residences by Hilton Club which was under construction during the same period in 2018. Real estate sales and financing segment Adjusted EBITDA decreased by $31 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to the decreases in segment margin associated with segment performance discussed below.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues remained flat for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to an increase of $5 million in resort and club management revenues due to an increase in Club members as well as higher resort management revenue from the launch of new properties subsequent to the third quarter of 2018 offset by a decrease of $6 million in rental and ancillary services revenues.  Rental and ancillary services revenue decreased due to lower transient rental room revenue, primarily related to an operating hotel acquired in June 2018 that is undergoing a conversion to timeshare inventory beginning in the third quarter of 2019 and lower club inventory rentals at our developed and fee-for-service properties.  Resort operations and club management segment Adjusted EBITDA remained flat for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to the offsetting increases and decreases in revenues and expenses associated with the segment.

Resort operations and club management segment revenues increased by $28 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to (i) an increase of $14 million in resort and club management revenues primarily due to an increase in Club members and (ii) an increase of $9 million in rental and ancillary services revenues.  Rental and ancillary services revenue increased primarily due to higher transient rental room revenue, primarily due to the June 2018 acquisition of an operating hotel and higher club inventory rentals at our developed and fee-for-service properties.  Resort operations and club management segment Adjusted EBITDA increased by $14 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to the increases in revenues associated with the segment, partially offset by an increase of $13 million in segment expenses primarily due to the June 2018 acquisition of an operating hotel.

Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions, except Tour flow and VPG)	2019	2018	$	%	2019	2018	$	%
Sales of VOIs, net	$138	$99	$39	39.4%	$383	$427	$(44)	(10.3)%
Adjustments:
Fee-for-service sales(2)	194	211	(17)	(8.1)	569	574	(5)	(0.9)
Provision for financing receivables losses	22	20	2	10.0	60	50	10	20.0
Reportability and other:
Net deferral (recognition) of sales of VOIs under construction(3)	15	45	(30)	NM(1)	49	20	29	NM(1)
Fee-for-service sales upgrades, net	(15)	(21)	6	NM(1)	(39)	(40)	1	NM(1)
Other(4)	6	10	(4)	NM(1)	23	19	4	NM(1)
Contract sales	$360	$364	$(4)	(1.1)	$1,045	$1,050	$(5)	(0.5)
Tour flow	102,911	94,816	8,095	8.5	287,267	266,785	20,482	7.7
VPG	$3,363	$3,648	$(285)	(7.8)	$3,464	$3,732	$(268)	(7.2)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(3)	Represents the net impact of deferred revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(4)	Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.

Contract sales decreased slightly for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to lower VPG from both a 30-basis point decline in close rate and 5.8 percent average transaction price reduction, partially offset by an 8.5 percent growth in tour flow. Contract sales decreased for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to lower VPG from both a 60-basis point decline in close rate and a 3.4 percent average transaction price reduction, partially offset by a 7.7 percent improvement in tour flow.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Sales, marketing, brand and other fees	$143	$152	$(9)	(5.9)%	$429	$423	$6	1.4%
Less:
Marketing revenue and other fees	34	31	3	9.7	102	91	11	12.1
Commissions and brand fees	109	121	(12)	(9.9)	327	332	(5)	(1.5)
Sales of VOIs, net	138	99	39	39.4	383	427	(44)	(10.3)
Sales revenue	247	220	27	12.3	710	759	(49)	(6.5)
Less:
Cost of VOI sales	24	29	(5)	(17.2)	92	109	(17)	(15.6)
Sales and marketing expense, net(1)	145	135	10	7.4	415	413	2	0.5
Real estate margin	$78	$56	$22	39.3	$203	$237	$(34)	(14.3)
Real estate margin percentage	31.6%	25.5%			28.6%	31.2%

(1)	Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.

Sales revenue increased for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to $30 million lower deferrals of revenue from VOI sales for properties under construction, partially offset by lower fee-for-service sales and upgrade activity resulting in a $12 million decrease in commission and brand fees driven by a shift in inventory mix. The increase in real estate margin and margin percentage for the three months ended September 30, 2019, compared to 2018, was primarily due to the decrease of net construction deferrals which drove the expansion of margin percentage, partially offset by an increase in sales and marketing expense driven primarily by the increase in tours with lower conversion rates and VPGs.

Sales revenue decreased for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to $29 million higher net deferrals of revenue from VOI sales for properties under construction and a $10 million increase in the provision for financing receivable losses driven by a marginal increase in default rates and higher loan volume.  The decrease in sales revenue was partially offset by an $11 million increase in marketing revenue and other fees mainly associated with higher vacation package sales. The decrease in real estate margin and margin percentage for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to the increase of net construction deferrals which drove the contraction of margin percentage, partially offset by an increase in sales and marketing expense, net driven primarily by the increase in tours with lower conversion rates and VPGs.

Financing

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Interest income	$37	$35	$2	5.7%	$109	$103	$6	5.8%
Other financing revenue	6	5	1	20.0	18	14	4	28.6
Financing revenue	43	40	3	7.5	127	117	10	8.5
Consumer financing interest expense	8	6	2	33.3	22	16	6	37.5
Other financing expense	6	6	—	—	17	19	(2)	(10.5)
Financing expense	14	12	2	16.7	39	35	4	11.4
Financing margin	$29	$28	$1	3.6	$88	$82	$6	7.3
Financing margin percentage	67.4%	70.0%			69.3%	70.1%

Financing revenue increased by $3 million and $10 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, due to higher interest income resulting from an increase in the weighted average interest rate we receive on our timeshare financing receivables balance and an increase in other financing revenue related to growth in loan servicing revenues related to our third-party loan portfolios. Financing margin increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, due to an increase in interest income as well as loan servicing revenue. Financing margin percentage decreased for the three months ended September 30, 2019, primarily due to an increase in interest expense as a result of an increase in our average outstanding borrowings on our non-recourse debt compared to the same period in 2018.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Club management revenue	$28	$25	$3	12.0%	$80	$71	$9	12.7%
Resort management revenue	17	15	2	13.3	50	45	5	11.1
Resort and club management revenues	45	40	5	12.5	130	116	14	12.1
Club management expense	6	6	—	—	20	19	1	5.3
Resort management expense	5	5	—	—	14	14	—	—
Resort and club management expenses	11	11	—	—	34	33	1	3.0
Resort and club management margin	$34	$29	$5	17.2	$96	$83	$13	15.7
Resort and club management margin percentage	75.6%	72.5%			73.8%	71.6%

Resort and club management revenues increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to (i) an increase of approximately 17,000 Club members and higher rates pertaining to annual dues and transaction fees and (ii) an increase in resort management revenue from the launch of new properties subsequent to the third quarter of 2018.  Resort and club management margin and margin percentage increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to increases in segment revenues.

Rental and Ancillary Services

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Rental revenues	$48	$53	$(5)	(9.4)%	$153	$144	$9	6.3%
Ancillary services revenues	6	7	(1)	(14.3)	20	20	—	—
Rental and ancillary services revenues	54	60	(6)	(10.0)	173	164	9	5.5
Rental expenses	30	30	—	—	89	78	11	14.1
Ancillary services expense	6	7	(1)	(14.3)	19	17	2	11.8
Rental and ancillary services expenses	36	37	(1)	(2.7)	108	95	13	13.7
Rental and ancillary services margin	$18	$23	$(5)	(21.7)	$65	$69	$(4)	(5.8)
Rental and ancillary services margin percentage	33.3%	38.3%			37.6%	42.1%

Rental and ancillary services revenues and expenses decreased by $6 million and $1 million for the three months ended September 30, 2019, compared to the same period in 2018.  The decrease in revenues and expenses is primarily due to a decrease in transient guests related to an operating hotel acquired in June 2018 that is currently undergoing a conversion to timeshare inventory.  In addition, we had lower club inventory rentals at our developed and fee-for-service properties. Rental and ancillary services revenues and expenses increased by $9 million and $13 million for the nine months ended September 30, 2019, compared to the same period in 2018 primarily due to the acquisition of an operating hotel in June 2018. Rental and ancillary services margin percentage decreased for the three and nine months ended September 30, 2019, compared to the same periods in 2018 primarily due to changes in segment revenues and expenses discussed above.

Other Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
General and administrative	$28	$31	$(3)	(9.7)%	$82	$84	$(2)	(2.4)%
Depreciation and amortization	14	9	5	55.6	37	25	12	48.0
License fee expense	26	25	1	4.0	75	73	2	2.7

The change in other operating expenses for the three and nine months ended September 30, 2019, compared to the same periods in 2018, is primarily due to higher depreciation and amortization expense as a result of additional software placed into service primarily related to the Oracle cloud-based information system implementation during the second half of 2018 as well as additional depreciation of unregistered operating assets held for future conversion to timeshare inventory and leasehold improvements at newly renovated sales centers.

Non-Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	$	%	2019	2018	$	%
Interest expense	$12	$7	$5	71.4%	$33	$22	$11	50.0%
Equity in earnings from unconsolidated affiliates	(1)	(1)	—	—	(4)	—	(4)	NM(1)
Other loss, net	1	1	—	—	3	1	2	NM(1)
Income tax expense	20	15	5	33.3	55	64	(9)	(14.1)

(1)	Fluctuation in terms of percentage change is not meaningful

The change in non-operating expenses for the three and nine months ended September 30, 2019, compared to the same periods in 2018, is primarily due to (i) an increase in interest expense due to higher average outstanding balance on our senior secured credit facilities and (ii) changes in income tax expense primarily driven by pre-tax income.

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

•

As of September 30, 2019, we had total cash and cash equivalents of $211 million, including $98 million of restricted cash. The restricted cash balance relates to escrowed cash from sales of our VOIs and reserves related to our non-recourse debt.

•

As of September 30, 2019, we have $494 million remaining borrowing capacity under the revolver facility (“Revolver”) which includes $29 million of undrawn borrowing capacity available for letters of credit and $10 million available under short-term borrowings. In addition, we have $450 million remaining borrowing capacity under our Timeshare Facility.  See Note 11: Debt and Non-Recourse Debt for additional information.

We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $230 million as of September 30, 2019 which primarily consist of escrow and construction related bonds.

We believe these sources of capital will be adequate to meet our short- and long-term liquidity requirements for operating expenses and other expenditures, including payroll and related benefits, legal costs, and to finance our long-term growth plan and capital expenditures for the foreseeable future.

We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables at metrics setting the benchmark for the industry, and provides the ability to be strategically opportunistic in the marketplace, while providing returns to our shareholders.  We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand.  As of September 30, 2019, our inventory-related purchase commitment was $480 million over eleven years, none of which are expected to be purchased for the remainder of 2019.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	$
Net cash provided by (used in):
Operating activities	$148	$(205)	$353
Investing activities	(46)	(35)	(11)
Financing activities	(71)	155	(226)

(1)	Fluctuation in terms of percentage change is not meaningful.

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

The change in net cash flows provided by (used in) operating activities for the nine months ended September 30, 2019, compared to the same period in 2018 was primarily due to (i) a reduction in the purchase and development of real estate for future conversion to inventory; (ii) a reduction in inventory deposits; and (iii) a federal tax payment of $63 million made in January of 2018 which was deferred from 2017.

The following table exhibits our VOI inventory spending:

	Nine Months Ended September 30,
($ in millions)	2019	2018
VOI spending - owned properties	$61	$77
VOI spending - fee-for-service upgrades(1)	36	35
Purchases and development of real estate for future conversion to inventory	107	299
Inventory deposits	—	43
Total VOI inventory spending	$204	$454

(1)

Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects of $24 million and $23 million recorded in Costs of VOI sales for the nine months ended September 30, 2019 and 2018, respectively.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	$
Capital expenditures for property and equipment	$(25)	$(29)	$4
Software capitalization costs	(19)	(12)	(7)
Return of investment from unconsolidated affiliates	—	11	(11)
Investments in unconsolidated affiliates	(2)	(5)	3
Net cash used in investing activities	$(46)	$(35)	$(11)

The change in net cash used in investing activities for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to an $11 million return of investment from our 25 percent interest in BRE Ace LLC as a result of a distribution received in 2018, a $7 million increase in software capitalization costs, offset by lower property and equipment spending.

Our capital expenditures include spending related to technology, buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

Financing Activities

The following table summarizes our net cash provided by financing activities:

	Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	$
Issuance of debt	$455	$215	$240
Issuance of non-recourse debt	365	663	(298)
Repayment of debt	(272)	(168)	(104)
Repayment of non-recourse debt	(327)	(436)	109
Debt issuance costs	(6)	(6)	—
Repurchase and retirement of common stock	(283)	(112)	(171)
Payment of withholding taxes on vesting of restricted stock units	(3)	(4)	1
Proceeds from employee stock plan purchases	2	—	2
Capital contribution	—	3	(3)
Other financing activity	(2)	—	(2)
Net cash (used in) provided by financing activities	$(71)	$155	$(226)

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in net cash flows (used in) provided by financing activities for the nine months ended September 30, 2019 was primarily due to additional repurchases and retirements of common stock compared to the same period in 2018, partially offset by incremental net debt and non-recourse debt activity.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2019:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$822	$12	$22	$465	$323
Non-recourse debt	804	246	293	169	96
Interest on debt(1)	251	59	100	72	20
Operating leases	92	17	29	22	24
Inventory purchase commitments	480	90	277	98	15
Other commitments(2)	32	18	14	—	—
Total contractual obligations	$2,481	$442	$735	$826	$478

(1)	Includes interest on our debt and non-recourse debt. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 2.016 percent as of September 30, 2019.
(2)	Primarily relates commitments related to information technology and brand licensing under the normal course of business.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of September 30, 2019 consisted of $480 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under the Hilton Grand Vacations brand and $32 million of other commitments under the normal course of business. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 19: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Subsequent Events

Management has evaluated all subsequent events through October 31, 2019, the date the unaudited consolidated financial statements were available to be issued.  The results of management’s analysis indicated no significant subsequent events have occurred that required consideration as adjustments to our disclosures in the unaudited consolidated financial statements.

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

The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of September 30, 2019, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2019	2020	2021	2022	2023	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	12.078%	$22	$90	$94	$98	$101	$390	$795	$867
Fixed-rate unsecuritized timeshare financing receivables	12.964%	22	49	50	49	50	303	523	557
Liabilities:(3)
Fixed-rate debt	3.840%	52	249	156	110	108	456	1,131	1,144
Variable-rate debt(4)	3.766%	2	10	10	10	463	—	495	500

(1)	Weighted-average interest rate as of September 30, 2019.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Variable-rate debt includes principal debt outstanding as of September 30, 2019. There were no outstanding borrowings as of September 30, 2019 on our non-recourse debt. See Note 11: Debt & Non-recourse Debt in our unaudited condensed consolidated financial statements for additional information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe an unfavorable outcome is either reasonably possible or remote and/or for which are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2019 will not have a material effect on our unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors

As of September 30, 2019, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. These risk factors may be important to understanding statements in this Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) Issuer Repurchases. During the three months ended September 30, 2019, we repurchased the following shares:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Appropriate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 1 - July 31, 2019	—	$—	—	$57,121,193
August 1 - August 31, 2019	469,924	25.90	469,924	44,949,739
September 1 - September 30, 2019	—	—	—	44,949,739
Total	469,924	$25.90	469,924	$44,949,739

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).
10.1

Omnibus Amendment No. 12 to Receivables Loan Agreement, effective as of September 19, 2019, by and among Hilton Grand Vacations Trust I LLC, as borrower, Hilton Resorts Corporation, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, Bank of America, N.A., as administrative agent, and Wells Fargo Bank, National Association, as securities intermediary and paying agent. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of October 2019.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Executive Vice President and Chief Financial Officer