Form 10-K
period 2019-12-31
Hilton Grand Vacations Inc.
filed 2020-03-02
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37794

Hilton Grand Vacations Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-2545345
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6355 MetroWest Boulevard, Suite 180, Orlando, Florida	32835
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (407) 613-3100

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Trading Symbol	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	HGV	New York Stock Exchange

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,703 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).

There were 85,542,191 shares of the registrant’s Common Stock outstanding as of February 28, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2020 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

HILTON GRAND VACATIONS INC.

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2019

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements convey management’s expectations as to the future of HGV, and are based on management’s beliefs, expectations, assumptions and such plans, estimates, projections and other information available to management at the time HGV makes such statements. Forward-looking statements include all statements that are not historical facts and may be identified by terminology such as the words “outlook,” “believe,” “expect,” “potential,” “goal,” “continues,” “may,” “will,” “should,” “could,”, “would”, “seeks,” “approximately,” “projects,” predicts,” “intends,” “plans,” “estimates,” “anticipates” “future,” “guidance,” “target,” or the negative version of these words or other comparable words, although not all forward-looking statements may contain such words. The forward-looking statements contained in this Annual Report on Form 10-K include statements related to HGV’s revenues, earnings, taxes, cash flow and related financial and operating measures, and expectations with respect to future operating, financial and business performance, and other anticipated future events and expectations that are not historical facts.

HGV cautions you that its forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of HGV to be materially different from the future results, performance or achievements expressed or implied by its forward-looking statements. HGV’s forward-looking statements are not guarantees of future performance, and you should not place undue reliance on such statements in, or incorporated by reference into, this Annual Report on Form 10-K. Factors that could cause HGV’s actual results to differ materially from those contemplated by its forward-looking statements include risks associated with: the inherent business, financial and operating risks of the timeshare industry, including limited underwriting standards due to the real-time nature of industry sales practices, and the intense competition associated with the industry; HGV’s ability successfully market and sell VOIs; HGV’s development and other activities to source inventory for VOI sales; significant increases in defaults on HGV’s vacation ownership mortgage receivables; the ability of managed homeowner associations to collect sufficient maintenance fees; general volatility in the economy and/or the financial and credit markets; adverse economic or market conditions and trends in the tourism and hospitality industry, which may impact the purchasing and vacationing decisions of consumers; actions of HGV or the occurrence of other events that could cause a breach under or termination of HGV’s license agreement with Hilton that could affect or terminate our access to the Hilton brands and programs, or actions of Hilton that affect the reputation of the licensed marks or Hilton’s programs; economic and operational uncertainties related to HGV’s expanding global operations, including our ability to manage the outcome and timing of such operations and compliance with anti-corruption, data privacy and other applicable laws and regulations affecting our international operations; the effects of foreign currency exchange; changes in tax rates and exposure to additional tax liabilities; the impact of future changes in legislation, regulations or accounting pronouncements; HGV’s acquisitions, joint ventures, and strategic alliances that that may not result in expected benefits, including the termination of material fee-for-service agreements; our dependence on third-party development activities to secure just-in-time inventory; HGV’s use of social media platforms; cyber-attacks, security vulnerabilities, and information technology system failures resulting in disclosure of personal data, company data loss, system outages or disruptions of online services, which could lead to reduced revenue, increased costs, liability claims, harm to user engagement, and harm to HGV’s reputation or competitive position; the impact of claims against HGV that may result in adverse outcomes, including regulatory proceedings or litigation; HGV’s credit facilities, indenture and other debt agreements and instruments, including variable interest rates, restrictive covenants, our ability to make scheduled payments, and our ability to refinance our debt on acceptable terms, or at all; the continued service and availability of key executives and employees; and catastrophic events or geo-political conditions including war, terrorist activity, political strife or natural disasters that may disrupt HGV’s operations in key vacation destinations. Any one or more of the foregoing factors could adversely impact HGV’s operations, revenue, operating margins, financial condition and/or credit rating.

For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Annual Report on Form 10-K, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K and those described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.

Terms Used in this Annual Report on Form 10-K

Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Hilton Grand Vacations,” “HGV,” the “Company,” “we,” “us” and “our” refer to Hilton Grand Vacations Inc., together with its consolidated subsidiaries. Except where the context requires otherwise, references to our “properties” or “resorts” and “units” refer to the timeshare properties that we manage or own. Of these resorts and units, a portion is directly owned by us or joint ventures in which we have an interest and the remaining resorts and units are owned by our third-party owners.

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

Non-GAAP Financial Measures and Operational Metrics

This Annual Report on Form 10-K includes discussion of terms that are not recognized terms under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and financial measures that are not calculated in accordance with U.S. GAAP, including earnings before interest expense (excluding interest expense relating to our non-recourse debt), taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA, free cash flow and adjusted free cash flow.

Operational Metrics

This Annual Report on Form 10-K also includes discussion of key business operational metrics including contract sales, sales revenue, real estate margin, tour flow, volume per guest (“VPG”) and transient rate.

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

Our History

Our history dates to 1992 with the joint venture between Hilton Worldwide Holdings Inc. (“Hilton”) and Grand Vacations, Limited. In 1996, Hilton Grand Vacations became a wholly owned subsidiary of Hilton. During the ensuing years, we expanded our operations and established a track record of innovation in our industry. Unlike the broader timeshare industry, which experienced a contraction in 2008 and 2009 as a result of the overall economic recession, we were able to grow contract sales during the industry downturn and have continued to deliver contract sales growth in each period since, driven by our continued focus on marketing and sales activities, our development activities, large-market distribution model, relationship with Hilton, commitment to new owner transactions and lean organizational structure.

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

Our Business

We are a growing timeshare company that markets and sells vacation ownership intervals (“VOIs”), manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of December 31, 2019, we have 59 properties, representing 9,540 units, that are primarily located in vacation destinations such as the Orlando, Las Vegas, Hawaiian Islands, New York City, Washington D.C. and South Carolina and feature spacious, condominium-style accommodations with superior amenities and quality service. As of December 31, 2019, we have approximately 326,000 Hilton Grand Vacations Club and Hilton Club (collectively the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 6,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

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

Our Reportable Segments

We operate our business across two segments: (1) real estate sales and financing and (2) resort operations and club management. For more information regarding our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and Note 21: Business Segments in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Other than the United States, there were no countries that individually represented more than 10 percent of total revenues for the year ended December 31, 2019.

Our Products

Our primary products are fee-simple VOIs deeded in perpetuity, developed or acquired by us or by third parties. This ownership interest is an interest in real estate equivalent to annual usage rights, generally for one week annually, at the timeshare property where the VOI was purchased. Each Club property provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities. Most resorts feature studio to three-bedroom condominium-style accommodations and amenities such as full kitchens, in-unit washers and dryers, spas and kids’ clubs. Our timeshare properties are relatively concentrated in significant tourist markets, including Florida, Hawaii, Nevada, New York, and South Carolina.

In addition, VOI purchasers are enrolled in our flexible, points-based Hilton Grand Vacations Club exchange program. This gives a member an annual allotment of Club points based on the value of the owned interest. Club points can be used for a priority reservation period at the home resort where a member’s VOI is deeded, and exchanged for a variety of vacation options, including stays at any Hilton Grand Vacations resort, conversion to Hilton Honors points for stays at approximately 6,000 Hilton-branded hotels and resorts, reservations for experiential travel such as cruises and guided tours, and stays at more than 4,300 resorts included in the RCI vacation exchange network. Our members also have the flexibility to choose when they will take advantage of their annual usage rights and have the option to split their time over the year. All members pay activation fees, annual dues and certain transaction fees depending on their exchange of Club points.

Inventory and Development Activities

We secure VOI inventory by developing or acquiring resorts in strategic markets, building additional phases at our existing resorts, re-acquiring inventory in the open market and sourcing inventory from third-party developers through fee-for-service and just-in-time transactions.

Our development activities involving the acquisition of real estate are followed by construction or renovation to create individual vacation ownership units. These development activities, and the related management of construction activities, are performed either by us or third-party developers. The development and construction of the units require a large upfront investment of capital and can take several years to complete in the case of a ground-up project. Additionally, the VOIs must be legally registered prior to sale our end customers. This investment cannot be recovered until the individual VOIs are sold to purchasers which can take several years. Traditionally, timeshare operators have funded 100 percent of the investment necessary to acquire land and construct timeshare properties.

We also source VOIs through fee-for-service agreements with third-party developers. These agreements enable us to generate fees from the marketing and sale of Hilton-branded VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund up-front acquisition and construction costs or incur unsold inventory maintenance costs. The capital investment we make in connection with these projects is typically limited to the cost of constructing our on-site sales centers. In just-in-time transactions, we acquire and sell inventory in transactions that are designed to closely correlate the timing of our acquisition of inventory with our sale of that inventory to purchasers. We refer to fee-for-service transactions and just-in-time sales as “capital-efficient transactions.” Over time, these capital-efficient transactions have evolved from sourcing inventory from distressed properties to sourcing from new construction projects. For the year ended December 31, 2019, sales from fee-for-service, just-in-time and developed inventory sources were 54 percent, 20 percent and 26 percent, respectively, of contract sales. Based on our 2019 sales pace, we have access to approximately seven years of future inventory, with capital efficient arrangements representing approximately 54 percent of that supply. Our fee-for-service sales generally improve returns on invested capital and liquidity, while sales of owned inventory typically result in a greater contribution to the profitability of our real estate sales and financing segment.

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

Marketing and Sales Activities

Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton and are frequent leisure travelers. Tour quality impacts key metrics such as close rate and volume per guest (VPG), defined in “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Metrics.” Additionally, the quality of tours impacts sales revenue and the collectability of our timeshare financing receivables. For the year ended December 31, 2019, 54 percent of our contract sales were to our existing owners.

We sell our vacation ownership products under the Hilton Grand Vacations brand primarily through our distribution network of both in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, and the Asia-Pacific region. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have sales distribution centers in Las Vegas, Orlando, Oahu, Japan, New York, Myrtle Beach, Waikoloa, Washington D.C., Hilton Head, Park City, Chicago, Korea and Carlsbad.

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

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing receivables that bear a fixed interest rate typically ranging from 9 percent to 18 percent per annum. The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. Prepayment is permitted without penalty. As of December 31, 2019, the average loan outstanding was approximately $23,000 with a weighted average interest rate of 12.49 percent.

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

Timeshare Financing Receivables Origination

In underwriting each loan, we obtain a credit application and review the application for completeness. We require a minimum down payment of 10 percent of the purchase price on all sales of VOIs. For U.S. and Canadian purchasers seeking financing, which represented 97 percent of the individuals we provided financing to over the last three years, we apply the credit evaluation score methodology developed by the Fair Isaac Corporation (“FICO”) to credit files compiled and maintained by Experian and Equifax. Higher credit scores equate to lower collection risk and lower credit scores equate to higher collection risk. Over the last three years, the weighted-average FICO score for new loans to U.S. and Canadian borrowers at the time of origination was 738 (out of a maximum potential score of 850). For non-North American purchasers seeking financing, consisting principally of purchasers in Japan, we generally observe that these borrowers have experienced default rates comparable to U.S. and Canadian borrowers within the 700 to 774 FICO score band.

Our underwriting standards are influenced by the changing economic and financial market conditions. We have the ability to modify our down payment requirements and credit thresholds in the face of stronger or weaker market conditions. Our underwriting standards have resulted in a strong, well-seasoned consumer loan portfolio. As of December 31, 2019, our portfolio had a balance of approximately $1.3 billion with over 59,000 loans. The portfolio had a weighted average length of loan of 10.1 years and the weighted average remaining length of loan of 7.9 years.

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

To fund resort operations, owners are assessed an annual maintenance fee, which includes our management fee. In 2019, HOAs collected approximately $488 million in maintenance fees, including our applicable management fees, which is net of our contributions to the HOAs for unsold VOIs. Because these funds are collected early in the year, we have substantial visibility and reliability of collection. These fees represent each owner’s allocable share of the management fee and the costs of operating and maintaining the resorts, which generally includes personnel, property taxes, insurance, a capital asset reserve to fund refurbishment and other related costs. If a VOI owner defaults on payment of its maintenance fees and there is no lien against the mortgage note, the HOA has the right to recover the defaulting owner’s VOI. As a service to HOAs at our owned resorts, subject to our inventory needs, we have the ability to reduce the bad debt expense at the HOAs by assuming the defaulted owner’s obligations in exchange for an agreed purchase price. We are then able to resell those VOIs through our normal distribution channels.

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

Club Management

We also manage and operate the points-based Hilton Grand Vacations Club and Hilton Club exchange programs (together, the “Clubs”), which provided exclusive exchange, leisure travel and reservation services to approximately 326,000 members as of December 31, 2019. When an owner purchases a VOI, he or she is enrolled in a Club and allotted a number of points that represent his or her ownership interest and allow the member to exchange his or her annual usage rights for a number of vacation and travel options available through the Clubs. The Hilton Club operates certain locations for its VOI owners, who also enjoy exchange benefits with the Hilton Grand Vacations Club. In addition to an annual membership fee, Club members pay incremental fees depending on the type of exchange they choose within the Club system.

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

Our timeshare business competes with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for members to exchange into time at other timeshare properties or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar investment objectives as we do. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Our primary competitors in the timeshare space include Marriott Vacations Worldwide (which includes Marriott Vacations Worldwide, Interval Leisure Group, Vistana Signature Club and Hyatt Residences Club brands), Wyndham Destinations, Disney Vacation Club, Holiday Inn Club Vacations, Bluegreen Vacations and Diamond Resorts International.

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

Recent and potential future consolidation in the highly fragmented timeshare industry may increase competition. For example, Interval Leisure Group, Inc. (“ILG”), which operates the Interval International exchange program, acquired Hyatt Residence Club in October 2014 and in May 2016 acquired the timeshare operations of Starwood Hotels & Resorts Worldwide, Inc. (which includes the use of Westin and Sheraton brands for timeshare purposes), known as Vistana Signature Experiences, Inc. Marriott Vacations Worldwide Corporation completed the acquisition of the timeshare business of ILG in April 2019. Diamond Resorts International, Inc. completed the acquisition of the timeshare business of Gold Key Resorts in October 2015 and completed the acquisition of the timeshare business of Intrawest Resort Club Group in January 2016. Consolidation may create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies.

We generally do not face competition in our consumer financing business to finance sales of our VOIs. We do face competition from financial institutions providing other forms of consumer credit, which may lead to full or partial prepayment of our timeshare financing receivables.

Seasonality and Cyclicality

We experience modest seasonality in timeshare sales at certain resorts, with stronger revenue generation during traditional vacation periods for those locations. Our business is moderately cyclical as the demand for VOIs is affected by the availability and cost of financing for purchases of VOIs, as well as general economic conditions and the relative health of the travel industry.

Intellectual Property

In connection with the spin-off, we entered into a license agreement with Hilton which grants us the right to use certain Hilton-branded trademarks, trade names and related intellectual property in our business for the term of the agreement. The license agreement provides us with, among other things, the exclusive license to design, build, manage and maintain existing and future timeshare resorts under the Hilton Grand Vacations brand throughout the world, subject to Hilton’s consent in certain circumstances. See “Key Agreements Related to the Spin-Off—License Agreement” for more information. We also own certain other trademarks and trade names for various properties. In the competitive industry in which we operate, trademarks, service marks, trade names and logos are very important to the marketing and sales of our products. We believe that the licensed marks and related intellectual property have come to represent the highest standards of quality, service and value to our members, guests, employees and those with whom we have business relationships. We have applied and will continue to apply to register our trademarks in markets in which we conduct business. We will enforce our rights against the unauthorized use of our intellectual property by third parties and otherwise protect our intellectual property through strategies and in jurisdictions we deem appropriate.

Government Regulation

Our business is subject to various international, national, federal, state and local laws, regulations and policies in jurisdictions in which we operate. Some laws, regulations and policies impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations under the U.S. Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. Other laws, regulations and policies primarily affect one of our areas of business: real estate development activities; marketing and sales activities; financial services activities; and resort management activities. We will continue to be subject to applicable new legislation, rules and regulations that have been proposed, or may be proposed, by federal, state and local authorities relating to the origination, servicing and securitization of mortgage loans.

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

Lending Regulation

Our lending activities are subject to a number of laws and regulations including those of applicable supervisory agencies such as, in the United States, the Consumer Financial Protection Bureau, the FTC, and the Financial Crimes Enforcement Network. These laws and regulations, some of which contain exceptions applicable to the timeshare industry, may include, among others, the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Fair Housing Act and implementing regulations, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, unfair, deceptive or abusive acts or practices regulations and the Credit Practices rules, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Servicemember’s Civil Relief Act and the Bank Secrecy Act. Our lending activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection and credit reporting practices, loan servicing, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.

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

Employees

For more than 25 years, we have created and delivered vacation experiences for guests from around the world.  Our people first talent strategy is inclusive of programs and services which are designed to ensure that our employees feel engaged, appreciated and rewarded for their contributions.  We accomplish this through an employee-centered approach using their insights to create their programs:  A recognition solution designed to encourage effort, reward results, honor the best and celebrate careers delivered in a variety of categories through

WOW cards, Spotlight Awards, Pillar & Vision Awards and seasonal campaigns such as International Housekeeping Week.  Cultivating an inclusive work environment, we offer opportunities to become involved with 6 Team Member Resource Groups and HGV Serves volunteer network.  We offer training and development opportunities giving all team members access to more than 1,000 course offerings delivered in a variety of media to fit unique learning styles, job types and schedules within the nonstop nature of our business. Additionally, we offer our employees tuition reimbursement to embrace individual development, both personal and professional.  As of December 31, 2019, more than 9,110 people were employed at our timeshare resorts, call centers and corporate locations around the world.

We are proud to be recognized as an employer of choice through numerous awards:

•	Mogul’s Top 100 Innovators in Diversity and Inclusion, 2018
•	Mogul’s Top 1000 Companies Worldwide for Millennial Women, 2018
•	Orlando Sentinel’s Top 100 Companies: The Best Workplaces in Central Florida 2018 and 2019
•	Ranked Second-Best Adoption Friendly Workplace in the Hotel and Travel Industry, 2019
•	ARDA ACE Community Service Award, 2019

As of December 31, 2019, less than 10 percent of our employees were covered by various collective bargaining agreements generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

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

License Agreement

In connection with the spin-off, we entered into a license agreement with Hilton granting us the exclusive right to use, for an initial term of 100 years, to use certain Hilton marks and intellectual property in our timeshare business.  For the years ended December 31, 2019, 2018 and 2017, we incurred license fee expense of $101 million, $98 million and $87 million, respectively.

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

We pay a royalty fee of five percent of gross revenues to Hilton quarterly in arrears, as well as specified additional fees.  Gross revenues include our gross sales for the initial sale or re-sale of interests in the Licensed Business (subject to certain Hilton Grand Vacations Club exceptions), property operations revenue, transient rental revenue and other certain revenues earned.  We also owe Hilton an annual transition fee of $5 million for each of the first five years of the term and certain other fees and reimbursements.  The license agreement contains customary requirements with respect to our record-keeping and Hilton’s audit rights.

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

During the term of the license agreement, we will participate in Hilton’s loyalty program, currently known as the Hilton Honors program.  We can purchase Hilton Honors points at cost for the first 20 years of the term of the license agreement, and thereafter at the market rate (with a most favored nation provision, pursuant to which such market rate is no higher than the price paid by strategic partners that purchase a comparable volume of points annually on comparable business terms).  All members of Hilton’s loyalty program have the right to redeem loyalty program points at our properties in the Licensed Business, consistent with the tiers and rules of Hilton’s current loyalty program.  We can convert points associated with our own point-based reservations and exchange system into Hilton loyalty program points through an exchange program at a conversion rate to be determined by us.  We may not participate in a loyalty program of a Hilton competitor in connection with the Licensed Business. Under our Honors program arrangement with Hilton prior to the spin-off, we purchase Hilton Honors points from Hilton based on an estimated cost per point for the costs of future club exchanges.  For the years ended December 31, 2019, 2018 and 2017, we paid Hilton $58 million, $56 million and $59 million, respectively, for Hilton Honors points.

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

We are required to indemnify, defend and hold harmless Hilton from and against any claim or liability resulting from (i) third-party claims based on (a) our breach of the license agreement; (b) the operation of our vacation ownership properties; (c) any use of the Hilton IP or Hilton Data in violation of the license agreement and (d) any use of any content provided to us pursuant to the license agreement; or (ii) claims based on any security breach of our systems and/or unauthorized use or disclosure of Hilton Data.

This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the License Agreement, which was filed as Exhibit 10.4 to HGV’s Current Report on Form 8-K filed with the SEC on January 4, 2017.

Distribution Agreement

We entered into a Distribution Agreement with Hilton and Park (the “Distribution Agreement”) regarding the principal actions taken or to be taken in connection with the spin-off. The Distribution Agreement provided for certain transfers of assets and assumptions of liabilities by each of Hilton, HGV and Park and the settlement or extinguishment of certain liabilities and other obligations among Hilton, HGV and Park. In addition, notwithstanding the allocation described above, HGV, Hilton and Park agreed that losses related to certain contingent liabilities (and related costs and expenses) that generally are not specifically attributable to any of the separated real estate business, the timeshare business or the retained business of Hilton (“Shared Contingent Liabilities”) will be apportioned among the parties according to fixed percentages of 65 percent, 26 percent and nine percent for Hilton, Park and HGV, respectively. Examples of Shared Contingent Liabilities may include uninsured losses arising from actions (including derivative actions) against current or former directors or officers of Hilton or its subsidiaries in respect of acts or omissions occurring prior to the completion of the spin-off, or against current or former directors or officers of any of Hilton, HGV or Park, or any of their respective subsidiaries, arising out of, in connection with, or otherwise relating to, the spin-off, subject to certain exceptions described in the Distribution Agreement. In addition, costs and expenses of, and indemnification obligations to, third party professional advisors arising out of the foregoing actions also may be subject to these provisions. Subject to certain limitations and exceptions, Hilton will generally be vested with the exclusive management and control of all matters pertaining to any such Shared Contingent Liabilities, including the prosecution of any claim and the conduct of any defense. There have been no contingent liabilities subject to these provisions since the spin-off. The Distribution Agreement also provides for cross-indemnities that, except as otherwise provided in the Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of each business with the appropriate company.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Distribution Agreement, which was filed as Exhibit 12.1 to HGV’s Current Report on Form 8-K filed with the SEC on January 4, 2017.

Tax Matters Agreement

We have entered into a Tax Matters Agreement with Hilton and Park (the “Tax Matters Agreement”) that governs the respective rights, responsibilities and obligations of Hilton, Park and us after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns.  Although binding between the parties, the Tax Matters Agreement is not binding on the Internal Revenue Service (“IRS”).  We and Park each will continue to have several liabilities with Hilton to the IRS for the consolidated U.S. federal income taxes of the Hilton consolidated group relating to the taxable periods in which we and Park were part of that group.  The Tax Matters Agreement specifies the portion, if any, of this tax liability for which we and Park will bear responsibility, and each party has agreed to indemnify the other two parties against any amounts for which they are not responsible.  The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off is not tax-free.  In general, under the Tax Matters Agreement, each party is responsible for any taxes imposed on Hilton that arise from the failure of the spin-off and certain related transactions to qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, as applicable, and certain other relevant provisions of the Code, to the extent that the failure to qualify is attributable to actions taken by such party (or with respect to such party’s stock).  The parties share responsibility, in accordance with sharing percentages of 65 percent for Hilton, 26 percent for Park, and nine percent for us, for any such taxes imposed on Hilton that are not attributable to actions taken by a party. In addition, to the extent that any taxes that may be imposed on the Hilton consolidated group for the taxable periods prior to the spin-offs relates to our timeshare business, we would be liable for the full amount under the Tax Matters Agreement.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Tax Matters Agreement, which was filed as Exhibit 10.2 to HGV’s Current Report on Form 8-K filed with the SEC on January 4, 2017.

Where You Can Find More Information

Our website address is www.hgv.com. Information on our website is not incorporated by reference herein. We file reports with the SEC, including annual reports on Form 10-K and Schedule 14A, quarterly reports on Form 10-Q and current reports on Form 8-K, and certain amendments to these reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our business is subject to a number of business, financial and operating risks inherent to the timeshare industry, including:

•	changes in the supply and demand for our products and services;
•	our ability to securitize the receivables that we originate in connection with VOI sales;
•	delays in or cancellations of planned or future development or refurbishment projects;
•	the financial condition of third-party developers with whom we do business;
•	relationships with third-party developers, our Club members and HOAs;
•	changes in desirability of geographic regions of our resorts and affiliated resorts, geographic concentration of our operations and shortages of desirable locations for development;
•	changes in operating costs, including energy, food, employee compensation and benefits and insurance;
•	increases in costs due to inflation or otherwise, including increases in our operating costs, that may not be fully offset by price and fee increases in our business;
•	changes in taxes and/or governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•	significant increases in cost of health care coverage for employees, and various government regulation with respect to health care coverage;
•	shortages of labor or labor disruptions;
•	the availability and cost of capital necessary for us, and third-party developers with whom we do business, to fund investments, capital expenditures and service debt obligations;
•	significant competition from other timeshare businesses and hospitality providers in the markets in which we operate;
•	market and/or consumer perception of timeshare companies and the industry in general;
•	the economic environment for and trends in the tourism and hospitality industry, which may impact the vacationing and purchasing decisions of consumers;

•	the influence of social media on consumers’ lodging decisions;
•	increases in the use of third-party and competitor internet services to book hotel reservations, secure short-term lodging accommodations and market vacation rental properties;
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

Macroeconomic and other factors beyond our control can reduce demand for our products and services, including demand for timeshare properties. These factors include, but are not limited to:

•

changes in general economic conditions, including low consumer confidence, high unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;

•	war, political conditions or civil unrest, violence or terrorist activities or threats and heightened travel security measures instituted in response to these events;
•	the financial and general business condition of the travel industry;
•	statements, actions or interventions by governmental officials related to travel and the resulting negative public perception of such travel;
•

conditions that negatively shape public perception of travel, including travel-related accidents and outbreaks of pandemic or contagious diseases, such as Ebola, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu), the Zika virus and Coronavirus;

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

We rely on several critical marketing programs and activities to generate tour flow and contract sales and increase our revenues.

We rely on several critical marketing activities to engage with potential VOI purchasers for generating tour flow, contract sales and financing fees, resort management and other revenues. These include targeted direct marketing, transfers of calls by Hilton of its customers to us pursuant to an agreement, and the successful implementation of our digital and technology-based marketing strategy. Any significant changes to one or more factors that adversely affect such marketing activities, such as changes in consumer behavior and preference for vacations or a decrease in the number of calls being transferred from Hilton due to increasing consumer reliance on digital tools, will adversely impact our revenue.

Our dependence on development activities exposes us to project cost and completion risks.

We secure VOI inventory in part by developing new timeshare properties and new phases of existing timeshare properties. In recent years, we have increased our construction activities of new timeshare properties as a critical source of developing new inventories that we sell and will continue to sell. Our ongoing involvement in the development of inventory presents a number of risks, including:

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

We also source inventory from third-party developers that are exposed to such risks, and the occurrence of any of these risks with respect to those third parties could have a material adverse effect on our access to the inventory sourced from these developers. In addition, developing new VOIs to market and sell requires us to register such VOIs in applicable states, which necessitates the incurrence of additional time and cost, and in many jurisdictions, the exact date of any such registration approvals cannot be accurately predicted. Any significant delays in timeshare project registration approvals will materially adversely impact our sales activities and thereby negatively impact our revenue. See “Our business is regulated under a wide variety of laws, regulations and policies, and failure to comply with these regulations could adversely affect our business.”

A decline in developed or acquired VOI inventory or our failure to enter into and maintain fee-for-service agreements may have an adverse effect on our business or results of operations.

In addition to VOI supply that we develop or acquire, we source VOIs through fee-for-service agreements with third-party developers. If we fail to develop timeshare properties, acquire inventory or are unsuccessful in entering into new agreements with third-party developers, we may experience a decline in VOI supply, which could result in a decrease in our revenues. Approximately 74 percent of our contract sales were from capital-efficient sources for the year ended December 31, 2019. As part of our strategy to optimize our sales mix of capital-efficient inventory, we will continue to acquire inventory and enter into additional fee-for-service agreements to source inventory. These arrangements may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into agreements are not able to fulfill their obligations to us, the inventory we expect to acquire or market and sell on their behalf may not be available on time or at all, or may not otherwise be within agreed-upon specifications, including the specifications that we must meet in order to use Hilton’s trademarks at such properties. If our counterparties do not perform as expected and we do not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, our ability to achieve sales goals may be adversely affected.

In addition, a decline in VOI supply could result in a decrease of financing revenues that are generated by VOI purchases and fee and rental revenues that are generated by our resort and Club management services.

We operate in a highly competitive industry.

The timeshare industry is highly competitive. The Hilton brands we use compete with the timeshare brands affiliated with major hotel chains in national and international venues, and we compete generally with other vacation options such as cruises and the vacation rental options generally offered by the lodging and travel industry (e.g., hotels, resorts, home and apartment sharing services, and condominium rentals).

We also compete with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for VOI owners to exchange into time at other timeshare properties, or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. A number of our competitors are significantly larger than we are, and have potentially greater access to capital resources and broader marketing, sales and distribution capabilities. We also compete with numerous other smaller owners and operators of timeshare resorts, as well as home and apartment sharing services that market available privately owned residential properties that can be rented on a nightly, weekly or monthly basis. In addition, we are in competition with national and independent timeshare resale companies and members reselling existing VOIs on the secondary market, which could reduce demand or prices for sales of new VOIs. We also compete with other timeshare management companies in the management of resorts on behalf of owners on the basis of quality, cost, types of services offered and relationship.

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

Existing members have offered, and are expected to continue to offer, their VOIs for sale on the secondary market. The sale of VOIs has been made easier by recent development of virtual marketplaces assisting members with the sale of their VOIs.  The prices at which these intervals are sold are typically less than the prices at which we would sell the intervals. As a result, these sales create additional pricing pressure on our sale of VOIs, which could cause our sales revenues and profits to decline. In addition, if the secondary market for VOIs becomes more organized or financing for such resales becomes more available, our ability to sell VOIs could be adversely affected and/or the resulting availability of VOIs (particularly where the VOIs are available for sale at lower prices than the prices at which we would sell them) could adversely affect our sales revenues. Further, unlawful or deceptive third-party VOI resale or vacation package sales schemes could damage the reputation of the industry, our reputation and brand value, or affect our ability to collect management fees, which may adversely affect our revenues and results of operations.

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

We have co-invested with third parties and we may in the future co-invest with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs, of a timeshare property, partnership, joint venture or other entity. Consequently, with respect to any such third-party arrangements, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, and may, under certain circumstances, be exposed to risks not present if a third party were not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contribution. In addition, we may be forced to make contributions to maintain the value of the property. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer may have full control over the partnership or joint venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners’ or co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or joint venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or joint venture. Any or all of these factors could adversely affect the value of our investment, our ability to exit, sell or dispose of our investment at times that are beneficial to us, or our financial commitment to maintaining our interest in the joint ventures.

Our joint ventures may be subject to debt and the refinancing of such debt, and we may be required to provide certain guarantees or be responsible for the full amount of the debt, beyond the amount of our equity investment, in certain circumstances in the event of a default. Our joint venture partners may take actions that are inconsistent with the interests of the partnership or joint venture, or in violation of the financing arrangements and trigger our guaranty, which may expose us to substantial financial obligation and commitment that are beyond our ability to fund. In addition, partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. In some instances, partners or co-venturers may have competing interests in our markets that could create conflict of interest issues. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting assets owned by the partnership or joint venture, and to the extent of any guarantee our assets, to additional risk. In addition, we may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers.

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

We enter into management agreements with the HOAs for the timeshare resorts developed/acquired by us or by third parties with whom we have entered into fee-for-service agreements. Our management agreements generally provide for a cost-plus management fee equal to 10 percent to 15 percent of the costs to operate the applicable resort. We also receive revenues that represent reimbursement for the costs incurred to perform our services, principally related to personnel providing on-site services. The original term of our management agreements is typically governed by state timeshare laws, and ranges from three to five years, and many of these agreements renew automatically for one- to three-year periods, unless either party provides advance notice of termination before the expiration of the term. Although none of the management agreements relating to our developed, just-in-time or fee-for-service properties have been terminated or lapsed since our inception, any of these agreements may expire at the end of its then-current term (following notice by a party of non-renewal) or be terminated, or the contract terms may be renegotiated in a manner adverse to us. If a management agreement is terminated or not renewed on favorable terms, our cash flows, revenues and profits could be adversely affected.

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

In the normal course of our business, we are involved in various legal proceedings and in the future we could become the subject of claims by current or former members, VOI owners, HOAs, persons to whom we market our products, third-party developers, guests who use our properties, our employees or contractors, our investors or regulators. The outcome of these proceedings cannot be predicted. If any such litigation results in a significant adverse judgment, settlement or court order, we could suffer significant losses, our profits could be reduced, our reputation could be harmed and our future ability to operate our business could be constrained.

We manage a concentration of properties in particular geographic areas, which exposes our business to the effects of regional events and occurrences.

A significant number, approximately 73 percent, of the resorts we manage are concentrated in significant tourist markets including Florida, Hawaii, Nevada, New York, Washington D.C. and South Carolina and are, therefore, particularly susceptible to adverse economic developments in those areas. These economic developments include regional economic downturns, significant increases in the number of our competitors’ products in these markets, and potentially higher labor, real estate, tax or other costs in the geographic markets in which we are concentrated. In addition, the properties we manage are subject to the effects of adverse acts of natural or manmade disasters, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents. Depending on the severity of these disasters, the damage could require closure of all or substantially all of these properties in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. In addition, we cannot guarantee that the amount of insurance maintained for these properties from time to time would entirely cover damages caused by any such event. Further, actual or threatened war, political conditions or civil unrest, violence or terrorist activities or threats and heightened travel security measures instituted in response to these events, could also interrupt or deter vacation plans to our key markets. As a result of this geographic concentration of properties, we face a greater risk of a negative effect on our revenues in the event these areas are more severely and more frequently affected by adverse economic and competitive conditions, extreme weather, manmade disasters, and political and civil unrest.

We rely on tourism and travel by consumers for our business and may be impacted by any pandemic or contagious disease outbreak or conditions that negatively impact travel and the global economy.

Any outbreak of, and fear of exposure to, pandemic or contagious diseases, such as Ebola, avian flu, SARs, swine flu, the Zika virus and the Coronavirus, may deter travelers from scheduling vacations or cause them to cancel vacation plans to the markets in which the properties we manage are concentrated. In addition, governments and businesses may take significant actions that may further depress vacations, travel, and the affected economy.

Our current operations and future expansion outside of the United States make us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We currently offer timeshare properties located in the United States, the United Kingdom and Italy. We also market both our international properties and our U.S. properties in Europe and the Asia Pacific region, primarily in Japan and South Korea.  In addition, as part of our business strategy, we intend to continue the expansion of our operations in Japan, including by developing property there and selling VOIs at properties located in Japan, as well as explore further expansion opportunities in other countries located in the Asia Pacific region, Mexico and the Caribbean. Such activities may not be limited only to marketing efforts for existing international and U.S. properties in other countries, but also include acquiring, developing, managing, marketing, offering and/or financing timeshare properties in such countries.  Current and future international operations expose us to a number of additional challenges and risks that may not be inherent in operating solely in the U.S., including, for example, the following:

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

Similarly, we market our U.S. and international properties in Japan, have begun developing property in Japan, and we intend to continue the expansion of our operations in Japan. The Japanese economy has recently experienced periods of fiscal and economic volatility, and we may be unable to properly predict the effect of such volatility, including the actions that may be taken by the Japanese government, in a way that fully mitigates the impact of such volatility on our marketing activities and businesses in Japan.

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

Providing secured financing to some purchasers of VOIs subjects us to the risk of purchaser default. As of December 31, 2019, our consumer loan portfolio had a balance of approximately $1.3 billion and experienced default rates of 5.14 percent, 4.71 percent and 4.12 percent for the fiscal years ended December 31, 2019, 2018 and 2017, respectively. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the VOI. We may be unable to resell the property in a timely manner or at a price sufficient to allow us to recover written-off loan balances, or at all. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, our revenues and profits could be reduced.

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

Our increasing reliance on information technology and other systems subjects us to risks associated with cyber-security. Cyber-attacks or our failure to maintain the security and integrity of company, employee, associate, customer or third-party data could have a disruptive effect on our business and adversely affect our reputation and financial performance.

We rely heavily on computer, Internet-based and mobile information and communications systems operated by us or our service providers to collect, process, transmit and retain large volumes of customer data, including credit card numbers and other personally identifiable information, reservation information and mailing lists, as well as personally identifiable information of our employees.  There has been an increase in the number and sophistication of criminal cyber-security attacks against companies where customer and other sensitive information has been compromised. Our information systems and records, including those we maintain with our service providers, have been, and likely will continue to be, subject to such cyber-attacks, which include efforts to hack or breach security measures in order to obtain or misuse information, phishing attempts, viruses or other malicious codes, “ransomware” or other malware. In addition, increasingly complex systems and software are subject to failure, operator error or malfeasance, or inadvertent releases of data that may materially impact our information systems and records. For instance, security breaches could result in the dissemination of member and guest credit card information, which could lead to affected members and guests experiencing fraudulent charges. To date, we have seen no material impact on our business or operations from these attacks or events. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we may acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.

The integrity and protection of customer and employee data is critical to us. We could make faulty decisions if that data is inaccurate or incomplete. Customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. A significant theft, loss, loss of access to, or fraudulent use of customer, employee, or company data could adversely impact our reputation, and could result in significant remedial and other expenses, fines, and/or litigation. Breaches in the security of our information systems or those of our service providers or other disruptions in data services could lead to an interruption in the operation of our systems or require us to consider changes to our customer data or payment systems, resulting in operational inefficiencies, additional expense and a loss of profits.

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

Many jurisdictions have enacted or are enacting laws requiring companies to notify regulators or individuals of data security incidents involving certain types of personal data. These mandatory disclosures regarding security incidents often lead to widespread negative publicity, and the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the internet, including through news articles, blogs, chat rooms, and social media sites. Any security incident, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract or retain customers, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

Our business could be subject to stricter obligations and, greater fines and private causes of action under the enactment of new data privacy laws, including but not limited to, the European Union General Data Protection Regulation, enacted on May 25, 2018, and the California Consumer Privacy Act, enacted on January 1, 2020. Our systems and the systems operated by our service providers may be unable to satisfy changing regulatory requirements and customer and employee expectations and/or may require significant additional investments or time to do so.

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

We are subject to certain compliance costs and potential liabilities under various U.S. federal, state and local and foreign environmental, health and safety laws and regulations. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. Our failure to comply with such laws, including any required permits or licenses, could result in substantial fines, penalties, litigation or possible revocation of our authority to conduct some of our operations. We could also be liable under such laws for the costs of investigation, removal or remediation of hazardous or toxic substances at our currently or formerly owned real property or at third-party locations in connection with our waste disposal operations, regardless of whether or not we knew of, or caused, the presence or release of such substances. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our properties. The presence or release of such toxic or hazardous substances could result in third-party claims for personal injury, property or natural resource damages, business interruption or other losses. Such claims and the need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect our operations, the value of any affected real property, or our ability to sell, lease or assign our rights in any such property, or could otherwise harm our business or reputation. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result.

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

In addition, we are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, and could materially and adversely affect our financial condition or results of operations.

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

As of December 31, 2019, our total indebtedness was approximately $1.6 billion. Our substantial debt and other contractual obligations could have important consequences, including:

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

For additional discussion on our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities,” and Note 14: Debt & Non-recourse Debt in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Interest rates may increase in the future. As a result, interest rates on our revolving credit facility or other variable rate debt offerings could be higher or lower than current levels. As of December 31, 2019, we had approximately $507 million of variable rate debt, representing 32 percent of our total debt. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flows would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. Any such default could materially and adversely affect our results of operations and our financial condition.

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

Even if the spin-off otherwise qualifies as a tax-free transaction for U.S. federal income tax purposes, the distribution will be taxable to Park and/or Hilton (but not to Hilton stockholders) pursuant to Section 355(e) of the Code if there are (or have been) one or more acquisitions (including issuances) of our stock, the stock of Park or the stock of Hilton, representing 50 percent or more, measured by vote or value, of the stock of any such corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution. Any acquisition of our common stock within two years before or after the distribution (with exceptions, including public trading by less-than-5 percent stockholders and certain compensatory stock issuances) generally would have been presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability would be substantial, and under U.S. Treasury regulations, each member of the Hilton consolidated group at the time of the spin-off (including us and our subsidiaries) would be jointly and severally liable for the resulting U.S. federal income tax liability.

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

We entered into the Distribution Agreement with Hilton and Park prior to the distribution of our shares of common stock to Hilton stockholders. Under the Distribution Agreement and related ancillary agreements, each of us, Hilton and Park are generally responsible for the debts, liabilities and other obligations related to the business or businesses that they own and operate following the spin-off. Although we do not expect to be liable for any obligations that were not allocated to us under the Distribution Agreement, a court could disregard the allocation agreed to among the parties, and require that we assume responsibility for obligations allocated to Hilton or Park (for example, tax and/or environmental liabilities), particularly if Hilton or Park were to refuse or were unable to pay or perform the allocated obligations.

In addition, losses in respect of certain Shared Contingent Liabilities, which generally are not specifically attributable to any of the timeshare business, the Park business or the retained business of Hilton, were determined on or prior to the date on which the Distribution Agreement was entered. The percentage of Shared Contingent Liabilities for which we are responsible has been fixed in a manner that is intended to approximate our estimated enterprise value on the distribution date relative to the estimated enterprise values of Park and Hilton. Subject to certain limitations and exceptions, Hilton is generally vested with the exclusive management and control of all matters pertaining to any such Shared Contingent Liabilities, including the prosecution of any claim and the conduct of any defense.

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

If we are required to indemnify Hilton or Park in connection with the spin-offs and/or incur significant liabilities related to any period prior to the spin-off, we may need to divert cash to meet those obligations, which could negatively affect our financial results.

Pursuant to the Distribution Agreement and certain other agreements, including the Tax Matters Agreement, entered into in connection with the spin-offs among Hilton and Park and us, we agreed to indemnify each of Hilton and Park from certain liabilities (including tax liabilities). In addition to the Shared Contingent Liabilities pursuant to the Distribution Agreement, the Tax Matters Agreement governs the respective obligations of Hilton, Park and us after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, liability resulting from tax audits and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. Under the Tax Matters Agreement, we have agreed to indemnify Hilton and Park against certain tax liabilities. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off is not tax-free.  In general, under the Tax Matters Agreement, each party is responsible for any taxes imposed on Hilton that arise from the failure of the spin-off and certain related transactions to qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, as applicable, and certain other relevant provisions of the Code, to the extent that the failure to qualify is attributable to actions taken by such party (or with respect to such party’s stock).  In addition, the parties share responsibility, in accordance with sharing percentages of 65 percent for Hilton, 26 percent for Park, and nine percent for us, for any such taxes imposed on Hilton that are not attributable to actions taken by a party. Finally, pursuant to the Tax Matters Agreement, to the extent that any taxes that may be imposed on the Hilton consolidated group for the taxable periods prior to the spin-offs relates to the timeshare business, we would in most cases be liable for the full amount attributable to the timeshare business. Indemnities that we may be required to provide Hilton and/or Park, or any liabilities for which we may be responsible proportionately or wholly, pursuant to these agreements may be significant and could negatively affect our business.

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

In addition, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These  anti-takeover and other applicable Delaware law provisions could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Consent requirements in our license agreement with Hilton and other requirements in certain of our other material agreements may have the effect deterring a potential takeover transaction that otherwise could be in the best interests of our stockholders.

Our license agreement with Hilton requires us to obtain Hilton’s consent prior to taking certain significant corporate actions, including engaging in a takeover transaction. There can be no assurance that any consent from Hilton to a change of control of our company could be obtained on a basis satisfactory to us or any potential acquiror. In addition, certain of our other material agreements, such as our debt agreements, contain consent, notice, prepayment or other provisions that we are obligated to comply with prior to engaging in certain transactions. Failure to obtain required consents and comply with other provisions in these agreements could discourage, materially delay or prevent a transaction that otherwise may be in the best interests of our stockholders.

The market price and trading volume of our common stock may fluctuate widely.

For many reasons, the market price of our common stock has been volatile in the past and may be influenced in the future by a number of factors, including the risks identified in this Annual Report on Form 10-K. These factors may result in short-term or long-term negative pressure on the value of our common stock.

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

We adopted an Omnibus Incentive Plan under which an aggregate of 10,000,000 shares of HGV common stock are issuable. As of December 31, 2019, an aggregate of 1,252,292 shares have been issued, and an additional 2,582,186 shares were underlying outstanding awards pursuant to the Omnibus Incentive Plan.  We also adopted a Non-Employee Director Stock Plan under which 325,000 shares of our common stock are issuable, and an Employee Stock Purchase Plan under which 2,500,000 shares of our common stock are available for issuance. Under the Non-Employee Director Stock Plan, 48,810 shares had been issued, and there were an additional 25,278 shares underlying outstanding awards granted as of December 31, 2019.  Under the Employee Stock Purchase Plan, a total of 101,244 shares were issued as of December 31, 2019. Any further issuances could result in the dilution of our current stockholders causing the market price of shares of our common stock to decline.

We have no current plans to pay cash dividends on our common stock, and our indebtedness could limit our ability to pay dividends in the future.

Although we may return capital to stockholders through dividends or otherwise in the future, we have no current plans to pay any cash dividends. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our credit agreement related to our senior secured credit facilities. Our ability to pay dividends may also be limited by covenants of other indebtedness that we or our subsidiaries incur in the future.

Our business could be negatively impacted as a result of actions by activist stockholders or others.

Stockholder activism has been increasing in publicly traded companies in recent years and we are subject to the risks associated with such activism, particularly due to the recent decline in our stock price. Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant legal fees and other costs, hinder execution of our business strategy and impact the trading value of our securities. Additionally, stockholder activism could give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key executives and business partners and make it more difficult to attract and retain qualified employees. Any of these impacts could materially and adversely affect our business and operating results.

ITEM 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Timeshare Properties

As of December 31, 2019, we had 59 properties open and operating, including properties not yet fully developed but in which VOIs were being sold, representing 9,540 units or 496,080 VOIs. Most of our properties and units are located primarily in vacation destinations such as the Orlando, Las Vegas, Hawaiian Islands, New York City, Washington D.C. and South Carolina. These units and properties include those developed by us or by third-party developers with whom we have entered into fee-for-service arrangements. As of December 31, 2019, we owned approximately 50 percent of all unsold units, representing 933 of the 1,852 unsold units or 48,527 of the 96,285 unsold VOIs. We also own, manage, lease fitness, spa and sports facilities, and/or manage the HOAs of undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.

Sales and Marketing Locations

As of December 31, 2019, we had 10 sales distribution centers. Additionally, we had 11 and 2 sales galleries in Japan and Korea, respectively. We do not own any distribution centers and sales galleries as they are leased properties. Our sales distribution centers are located in Las Vegas, Orlando, Oahu, Japan, New York, Myrtle Beach, Waikoloa, Washington D.C., Hilton Head, Park City, Chicago, Korea and Carlsbad.

Additionally, we have 5 call centers that are leased. Our call centers are located in Orlando, Las Vegas, Carlsbad, Honolulu and Tokyo.

Corporate Headquarters

Our main corporate headquarters are located at 6355 MetroWest Boulevard, Suite 180, Orlando, Florida 32835, and consist of approximately 102,000 square feet of leased space. The lease for this property expires in 2026 with two additional five-year renewal periods. We also have another corporate headquarters that are located at 5323 Millenia Lakes Boulevard, Orlando, Florida, 32839, and consist of approximately 92,000 square feet of leased space. The lease for this property expires in 2025 with two additional five-year renewal periods.

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

Holders of Record

The number of stockholders of record of our common stock as of February 28, 2020 was 354.

Dividends

Although we may return capital to stockholders through dividends or otherwise in the future, we have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, general and economic conditions, our results of operations, available cash, current and anticipated cash requirements, financial condition, contractual, legal, tax and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us, and other factors that our board of directors may deem relevant. In addition, our senior secured credit facilities and certain of our non-recourse debt include provisions limiting our ability to make restricted payments, including dividends.

Issuer Purchases of Equity Securities

On November 28, 2018, the Company announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $200 million of its outstanding shares of common stock, and on May 2, 2019, the Company announced that the Board of Directors authorized the repurchase of up to an additional $200 million shares of the Company’s common stock under such program, bringing the total funds allocated to the program to $400 million.  Since the launch of the share repurchase program approved in November 2018, the company has repurchased 11.8 million shares for $355 million at an average price of $29.90. The stock repurchase program automatically expired on November 26, 2019. During the quarter ended December 31, 2019, the Company did not repurchase any securities.

Item 6.	Selected Financial Data

The following selected consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K but was included in our previously filed Annual Reports on Form 10-K. The selected historical consolidated balance sheet data as of December 31, 2015 is derived from our unaudited consolidated financial statements that are not included in this Annual Report on Form 10-K but included in our Registration Statement on Form 10. Our historical results are not necessarily indicative of the results expected for any future period.

The selected consolidated financial data below should be read together with the audited consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
($ in millions, except per share amounts)	2019	2018	2017	2016	2015
Statement of Operations Data:
Total revenues	$1,838	$1,999	$1,711	$1,583	$1,475
Total operating expenses	1,523	1,565	1,374	1,260	1,154
Net income	216	298	327	168	174
Earnings per share (1)
Basic	$2.43	$3.07	$3.30	$1.70	$1.76
Diluted	$2.42	$3.05	$3.28	$1.70	$1.76

	December 31,
($ in millions)	2019	2018	2017	2016	2015
Balance Sheet Data:
Securitized timeshare financing receivables, net	$704	$617	$444	$244	$350
Unsecuritized timeshare financing receivables, net	452	503	627	781	626
Total assets	3,079	2,753	2,384	2,180	1,724
Debt, net	828	604	482	490	—
Non-recourse debt, net (2)	747	759	583	694	502
Total liabilities(3)	2,509	2,137	1,866	2,013	1,830

(1)

For periods ending prior to the spin-off on January 3, 2017, basic and diluted earnings per share was calculated based on shares distributed our shareholders on January 3, 2017. See Note 19: Earnings Per Share in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

(2)	Amounts are net of deferred financing costs.
(3)

Includes allocated Hilton debt of $634 million as of December 31, 2015. In November 2016, we were released from the unconditional obligation to guarantee certain debt balances and related deferred loan costs were allocated to us by Hilton.

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

Overview

Our Business

We market and sell VOIs, manage vacation resorts in top leisure and urban destinations and operate a point-based vacation club. As of December 31, 2019, we had 59 properties, representing 9,540 units, and approximately 326,000 Hilton Grand Vacations Club and Hilton Club (collectively the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 6,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

On January 3, 2017, Hilton completed a tax-free spin-off of HGV and Park. As a result of the spin-off, HGV became an independent publicly-traded company and our common stock is listed on the New York Stock Exchange under the symbol “HGV.”  Following the spin-off, Hilton did not retain any ownership in our company.  In connection with the spin-off, we entered into agreements with Hilton and other third parties, including licenses to use the Hilton Grand Vacations brand.  For more information regarding these agreements, see “—Key Agreements Related to the Spin-Off” in this Annual Report on Form 10-K.

We operate our business across two segments: (1) real estate sales and financing; and (2) resort operations and Club management.

Real Estate Sales and Financing

Our primary product is the marketing and selling of fee-simple VOIs deeded in perpetuity and right to use real estate interests, developed either by us or by third parties. This ownership interest is an interest in real estate generally equivalent to one week on an annual basis, at the timeshare resort where the VOI was purchased. Traditionally, timeshare operators have funded 100 percent of the investment necessary to acquire land and construct timeshare properties. In 2010, we began sourcing VOIs through fee-for-service and just-in-time agreements with third-party developers and have focused our inventory strategy on developing an optimal inventory mix focused on developed properties as well as fee-for-service and just-in-time agreements. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory with the sale to purchasers. Sales of owned, including just-in-time inventory, generally result in greater Adjusted EBITDA contributions, while fee-for-service sales require less initial investment and allow us to accelerate our sales growth. Both sales of owned inventory and fee-for-service sales generate long-term, predictable fee streams, by adding to the Club membership base and properties under management, that generate strong returns on invested capital.

For the year ended December 31, 2019, sales from fee-for-service, just-in-time and developed inventory sources were 54 percent, 20 percent and 26 percent, respectively, of contract sales. See “—Real Estate Sales Metrics” for additional discussion of contract sales.  Based on our 2019 sales pace, we have access to approximately seven years of future inventory, with capital efficient arrangements representing approximately 54 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

We sell our vacation ownership products under the Hilton Grand Vacations brand primarily through our distribution network of both in-market and off-site sales centers.  Our products are currently marketed for sale throughout the United States and the Asia-Pacific region. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership.  We have sales distribution centers in Las Vegas, Orlando, Oahu, Japan, New York, Myrtle Beach, Waikoloa, Washington D.C., Hilton Head, Park City, Chicago, Korea and Carlsbad. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach.  We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton and are frequent leisure travelers.  Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management—Real Estate Sales Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the year ended December 31, 2019, 54 percent of our contract sales were to our existing owners.

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 9 percent to 18 percent per annum. Financing propensity was 66.2 percent and 65.8 percent for the year ended December 31, 2019 and 2018, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for new loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Year Ended December 31,
	2019	2018	2017
Weighted-average high FICO score	750	749	743
Weighted-average FICO score	736	739	738

Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Club. Historical default rates, which represent annual defaults as a percentage of each year’s beginning gross timeshare financing receivables balance, were as follows:

	Year Ended December 31,
	2019	2018	2017
Historical default rates(1)	5.14%	4.71%	4.12%

(1)	A loan is considered to be in default if it is equal to or greater than 121 days past due as of the prior month end.

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

In addition, we earn fees from servicing the loans provided by third-party developers of our fee-for-service projects to purchasers of their VOIs and from our securitized timeshare financing receivables.

Resort Operations and Club Management

We enter into management agreements with the HOAs of the VOI owners for timeshare resorts developed by us or a third party. Each of the HOAs is governed by a board of directors comprised of owner and developer representatives that are charged with ensuring the resorts are well-maintained and financially stable. Our management services include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets and projections and employee training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee equal to 10 percent to 15 percent of the costs to operate the applicable resort. The fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses and our management fees are unaffected by changes in rental rate or occupancy. We are reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The initial term of our management agreements typically ranges from three to five years and the agreements are subject to periodic renewal for one to three year periods. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term.

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

Principal Components and Factors Affecting Our Results of Operations

Principal Components of Revenues

•	Sales of VOIs, net represents revenue recognized from the sale of owned VOIs, net of amounts considered uncollectible and sales incentives.
•

Sales, marketing, brand and other fees represents sales commissions, brand fees and other fees earned on the sales of VOIs through fee-for-service agreements with third-party developers. All sales commissions and brand fees are based on the total sales price of the VOIs. Also included in Sales, marketing, brand and other fees are revenues from marketing and incentive programs, including redemption of prepaid vacation packages and Club bonus points for stays at HGV properties, which are included in Rental and ancillary services.

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

•

Construction activities. In recent years, we have entered into agreements with third parties to acquire both completed VOIs and property. At the same time, we have increased our own development activities to construct new properties that we will own and from which we are selling, and will continue to sell, units and VOIs. These activities, and in particular the development of real property into inventory, are subject to construction risks including, construction delays, zoning and other local, state or governmental approvals and failure by third-party contractors to perform. The realization of these factors could result in the inability to source inventory and ultimately lead to sales declines.

•

Registration activities. The registration of VOIs for sale requires time and cost, and in many jurisdictions the exact date of registration approval cannot be predicted accurately. The inability to register our products in a timely, cost-effective fashion could result in the inability to sell our products and ultimately lead to sales declines.

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

•

Consumer demand and global economic conditions. Consumer demand for our products and services may be affected by the performance of the general economy, including the ability to generate high quality tours, and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can subject and have subjected our revenues to significant volatility.

•

Marketing. We rely on call transfers from Hilton, execution of a successful digital marketing strategy, vacation traffic at key locations, and other critical marketing elements to increase tour flow, VPG, and VOI sales, thereby increasing our revenue. Any significant changes to one or more factors that adversely affect our marketing activities, such as changes in consumer behavior and preference for vacations, decreases in call transfers from Hilton due to increasing consumer reliance on digital tools, and declining quality and/or volume of tour flow may adversely and materially impact our revenue.

•

Interest rates. We generate interest income from consumer loans we originate and declines in interest rates may cause us to lower our interest rates on our originated loans, which would adversely affect our income generated on future loans. Conversely, if interest rates increase significantly, it would increase the cost of purchasing VOIs for any purchaser who is financing their acquisition and may deter potential purchasers from buying a VOI, which could result in sales declines.

•

Competition. We compete with other hotel and resort timeshare operators for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems and flexibility for VOI owners to exchange into time at other timeshare properties or other travel rewards. In addition, we compete based on brand name recognition and reputation. Our primary branded competitors in the timeshare space include Marriott Vacations Worldwide (which includes Marriott Vacations Worldwide, Interval Leisure Group, Vistana Signature Club and Hyatt Residence Club brands), Wyndham Destinations, Disney Vacation Club, Holiday Inn Club Vacations, Bluegreen Vacations and Diamond Resorts International.

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

Factors Affecting Expenses

•

Costs of VOI sales. In periods where there is increased demand for VOIs, we may incur increased costs to acquire inventory in the short-term, which can have an adverse effect on our cash flows, margins and profits. In addition, the registration of inventory for sale requires time and cost, and in many jurisdictions the exact date of registration approval cannot be predicted accurately. As we encourage owners to upgrade into other products, we incur expenses when owners upgrade from an interval in a project we developed into fee-for-service projects, on which we earn fees. In periods where more upgrades are occurring and we are not generating increased sales volume on unsold supply, we could see an adverse effect on our cash flows, margins and profits.

Furthermore, construction delays, zoning and other local, state or federal governmental approvals, particularly in new geographic areas with which we are unfamiliar, cost overruns, lender financial defaults, or natural or man-made disasters, as well as failure by third-party contractors to perform for any reason, could lead to an adverse effect on our cash flows, margins and profits.

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

•

General and administrative. Increases in general and administrative expenses associated with operating as a publicly traded company in a competitive and dynamic timeshare industry, regulatory filings and professional fees may affect our net cash flows, margins and profits.

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

Key Business and Financial Metrics and Terms Used by Management

Real Estate Sales Operating Metrics

We measure our performance using the following key operating metrics:

•

Contract sales represents the total amount of VOI products (fee-for-service and developed) under purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price. Contract sales differ from revenues from the Sales of VOIs, net that we report in our consolidated statements of operations due to the requirements for revenue recognition, as well as adjustments for incentives and other administrative fee revenues. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business and is used to manage the performance of the sales organization.  While we do not record the purchase price of sales of VOI products developed by fee-for-service partners as revenue in our consolidated financial statements, rather recording the commission earned as revenue in accordance with U.S. GAAP, we believe contract sales to be an important operational metric, reflective of the overall volume and pace of sales in our business and believe it provides meaningful comparability of our results to the results of our competitors which may source their VOI products differently.

We believe that the presentation of contract sales on a combined basis (fee-for-service and developed) is most appropriate for the purpose of the operating metric, additional information regarding the split of contract sales, is included in “—Real Estate” below. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our audited consolidated financial statements included in Item 8 in this Annual Report on form 10-K, for additional information on Sales of VOI, net.

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

Resort and Club Management and Rental Operating Metrics

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

Free Cash Flow and Adjusted Free Cash Flow

Free Cash Flow represents cash from operating activities less non-inventory capital spending.

Adjusted Free Cash Flow represents free cash flow less non-recourse debt activities, net.

We consider Free Cash Flow and Adjusted Free Cash Flow to be liquidity measures not recognized under U.S. GAAP that provides useful information to both management and investors about the amount of cash generated by operating activities that can be used for investing and financing activities, including strategic opportunities and debt service. We do not believe these non-GAAP measures to be a representation of how we will use excess cash.

Results of Operations

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2019 compared with the year ended December 31, 2018. For a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 compared to December 31, 2017, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2019, which is available on the SEC website at www.sec.gov.

Segment Results

The following table presents our revenues by segment for the year ended December 31 2019 fiscal year compared the year ended December 31, 2018. We do not include equity in earnings from unconsolidated affiliates in our measures of segment revenues.

	Year Ended December 31,			2019 vs 2018 Variance		2018 vs 2017 Variance
($ in millions)	2019	2018	2017	$	%	$	%
Revenues:
Real estate sales and financing	$1,252	$1,462	$1,239	$(210)	(14.4)%	$223	18.0%
Resort operations and club management	454	422	367	32	7.6	55	15.0
Segment revenues	1,706	1,884	1,606	(178)	(9.4)	278	17.3
Cost reimbursements	168	147	135	21	14.3	12	8.9
Intersegment eliminations(1)	(36)	(32)	(30)	(4)	12.5	(2)	6.7
Total revenues	$1,838	$1,999	$1,711	$(161)	(8.1)	$288	16.8

(1)	Refer to Note 21: Business Segments in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for details on the intersegment eliminations.

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 21: Business Segments in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key Business and Financial Metrics and Terms Used by Management—EBITDA and Adjusted EBITDA.” The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Year Ended December 31,			2019 vs 2018 Variance		2018 vs 2017 Variance
($ in millions)	2019	2018	2017	$	%	$	%
Net Income	$216	$298	$327	$(82)	(27.5)%	$(29)	(8.9)%
Interest expense	43	30	27	13	43.3	3	11.1
Income tax expense (benefit)	57	105	(16)	(48)	(45.7)	121	NM(1)
Depreciation and amortization	51	36	29	15	41.7	7	24.1
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	3	4	3	(1)	(25.0)	1	33.3
EBITDA	370	473	370	(103)	(21.8)	103	27.8
Other loss, net	3	1	—	2	NM(1)	1	NM(1)
Share-based compensation expense	22	16	15	6	37.5	1	6.7
Other adjustment items(2)	13	13	10	0	0.0	3	30.0
Adjusted EBITDA	$408	$503	$395	$(95)	(18.9)	$108	27.3

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)

For the year ended December 31, 2019, this amount includes costs associated with restructuring and other non-cash and on-time charges. For the years ended December 31, 2018 and 2017, these amounts include costs associated with the spin-off of $11 million and $8 million, respectively.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA.

	Year Ended December 31,			2019 vs 2018 Variance		2018 vs 2017 Variance
($ in millions)	2019	2018	2017	$	%	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$325	$447	$359	$(122)	(27.3)%	$88	24.5%
Resort operations and club management(1)	265	245	204	20	8.2	41	20.1
Segment Adjusted EBITDA	590	692	563	(102)	(14.7)	129	22.9
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	7	4	4	3	75.0	—	—
License fee expense	(101)	(98)	(87)	(3)	3.1	(11)	12.6
General and administrative(2)	(88)	(95)	(85)	7	(7.4)	(10)	11.8
Adjusted EBITDA	$408	$503	$395	$(95)	(18.9)	$108	27.3

(1)	Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)	Adjusts for segment related share-based compensation, depreciation and other adjustment items, such as spin related costs and restructuring costs.

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

The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Year Ended December 31,			2019 vs 2018 Variance	2018 vs 2017 Variance
($ in millions)	2019	2018	2017(2)	$	$
Sales of VOIs (deferrals)	$(84)	$(166)	$(6)	$82	$(160)
Sales of VOIs recognitions	—	299	1	(299)	298
Net Sales of VOIs (deferrals) recognitions	(84)	133	(5)	(217)	138
Cost of VOI sales (deferrals)(1)	(27)	(54)	(2)	27	(52)
Cost of VOI sales recognitions	—	90	—	(90)	90
Net Cost of VOI sales (deferrals) recognitions(1)	(27)	36	(2)	(63)	38
Sales and marketing expense (deferrals)	(12)	(23)	(1)	11	(22)
Sales and marketing expense recognitions	—	41	—	(41)	41
Net Sales and marketing expense (deferrals) recognitions	(12)	18	(1)	(30)	19
Net construction (deferrals) recognitions	$(45)	$79	$(2)	$(124)	$81

(1)	Includes anticipated Cost of VOI sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete for the year ended December 31, 2019.
(2)	The reported results as of and for the year ended December 31, 2017, reflect the application of ASC 605, Revenue Recognition and ASC 978-605, Real Estate--Time-Share Activities, Revenue Recognition

Real estate sales and financing segment revenues decreased by $210 million for the year ended December 31, 2019, compared to the same period in 2018, primarily due to a $235 million decrease in sales revenue, a $13 million increase in marketing revenue and other fees mainly associated with higher vacation package sales and a $12 million increase in financing revenue related to an increase in interest income primarily from higher outstanding timeshare receivables balance and a corresponding increase in servicing fees. The $235 million decrease in sales revenue was primarily related to $84 million of net deferrals of VOI sales of projects under construction at the end of 2019 compared to a $133 million net recognition of VOI sales from the completion of The Residences by Hilton Club and the first phase of Ocean Tower by Hilton Grand Vacation Club which were both under construction in 2018.

In 2019, certain Sales of VOIs and the related direct costs of projects under construction were deferred, leading to a contraction of margin percentages, as the indirect marketing and selling costs associated with these sales were recognized as incurred in the current period. This contrasts with 2018 where net recognitions of certain Sales of VOIs occurred, leading to margin expansion during that period, with the indirect costs having been recognized in prior periods.

Real estate sales and financing segment Adjusted EBITDA decreased by $122 million for the year ended December 31, 2019 compared to the same period in 2018, primarily due to the decreases in segment margin associated with segment performance discussed above and herein.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues increased by $32 million for the year ended December 31, 2019, compared to the same period in 2018, primarily due to an increase of $19 million in resort and club management revenues from an increase in Club members and higher resort management revenue from the launch of new properties subsequent to the third quarter of 2018. Rental and ancillary services revenue increased by $9 million primarily related to ancillary operations and nightly rentals of an operating hotel acquired in June 2018 that is undergoing a conversion to timeshare inventory beginning in the third quarter of 2019 and an increase in redemptions of bonus points driven by additional members in 2019.

Refer to “—Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Year Ended December 31,			2019 vs 2018 Variance		2018 vs 2017 Variance
($ in millions, except Tour flow and VPG)	2019	2018	2017	$	%	$	%
Sales of VOIs, net	$509	$734	$548	$(225)	(30.7)%	$186	33.9%
Adjustments:
Fee-for-service sales(2)	760	776	694	(16)	(2.1)	82	11.8
Provision for financing receivables losses	74	69	58	5	7.2	11	19.0
Reportability and other:
Net deferral (recognition) of sales of VOIs under construction(3)	84	(133)	5	217	NM(1)	(138)	NM(1)
Fee-for-service sale upgrades, net	(52)	(63)	(52)	11	(17.5)	(11)	21.2
Other(4)	35	27	22	8	29.6	5	22.7
Contract sales	$1,410	$1,410	$1,275	$—	—	$135	10.6
Tour flow	383,108	357,861	330,775	25,247	7.1	27,086	8.2
VPG	$3,518	$3,743	$3,657	$(225)	(6.0)	$86	2.4

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(3)	Represents the net impact of deferred revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(4)	Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.

Contract sales remained flat for the year ended December 31, 2019, compared to the same period in 2018, primarily due to an increase in tour flow offset by lower VPG from both a 30-basis point decline in close rate and 4.1 percent average transaction price reduction, driven primarily by lower quality tours and increased discounts offered at point of sale, respectively.

	Year Ended December 31,			2019 vs 2018 Variance		2018 vs 2017 Variance
($ in millions)	2019	2018	2017	$	%	$	%
Sales, marketing, brand and other fees	$573	$570	$544	$3	0.5%	$26	4.8%
Less:
Marketing revenue and other fees	136	123	145	13	10.6	(22)	(15.2)
Commissions and brand fees	437	447	399	(10)	(2.2)	48	12.0
Sales of VOIs, net	509	734	548	(225)	(30.7)	186	33.9
Sales revenue	946	1,181	947	(235)	(19.9)	234	24.7
Less:
Cost of VOI sales	127	210	148	(83)	(39.5)	62	41.9
Sales and marketing expense, net(1)	549	575	492	(26)	(4.5)	83	16.9
Real estate margin	$270	$396	$307	$(126)	(31.8)	$89	29.0
Real estate margin percentage	28.5%	33.5%	32.4%

(1)	Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.

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

Sales revenue decreased by $235 million for the year ended December 31, 2019, compared to the same period in 2018, primarily due to $84 million of net deferrals of revenue from VOI sales for properties under construction versus $133 million of net recognitions and a $5 million increase in the provision for financing receivable losses driven by a marginal increase in default rates and higher loan volume. The decrease in sales revenue was partially offset by a $3 million increase in marketing revenue and other fees mainly associated with higher vacation package sales. The decrease in real estate margin and margin percentage for the year ended December 31, 2019, compared to the same period in 2018, was primarily due to the increase of net construction deferrals which generally drives the contraction of margin percentage due to the timing of recognition of indirect sales and marketing expenses, which are recognized in the period in which they are incurred irrespective of construction activities. This contrasts with 2018 where net recognitions of certain Sales of VOIs occurred, leading to margin expansion during that period, with the indirect sales and marketing costs having been recognized in prior periods. In addition to the impacts on margins period over period related to the change in net construction deferrals and recognitions, lower conversion rates and VPGs further suppressed our real estate margins.

Financing

	Year Ended December 31,			2019 vs. 2018 Variance		2018 vs. 2017 Variance
($ in millions)	2019	2018	2017	$	%	$	%
Interest income	$147	$140	$132	$7	5.0%	$8	6.1%
Other financing revenue	23	18	15	5	27.8	3	20.0
Financing revenue	170	158	147	12	7.6	11	7.5
Consumer financing interest expense	29	24	20	5	20.8	4	20.0
Other financing expense	24	25	23	(1)	(4.0)	2	8.7
Financing expense	53	49	43	4	8.2	6	14.0
Financing margin	$117	$109	$104	$8	7.3	$5	4.8
Financing margin percentage	68.8%	69.0%	70.7%

Financing revenue increased by $12 million for the year ended December 31, 2019 compared to the same period in 2018, due to higher interest income resulting from an increase in the balance of our gross timeshare financing receivables and an increase in the related weighted average interest rate in addition to an increase in other financing revenue related to growth in loan servicing revenues related to third-party loan portfolios which we service. The weighted average interest rate increased to 12.49 percent from 12.28 percent for the years ended December 31, 2019 and 2018, respectively. Financing margin increased for the year ended December 31, 2019, compared to the same period in 2018, due to an increase in interest income and loan servicing revenue.

Financing margin percentage decreased for the year ended December 31, 2019, primarily due to an increase in interest expense as a result of an increase in our average outstanding borrowings on our non-recourse debt compared to the same period in 2018.

Resort and Club Management

	Year Ended December 31,			2019 vs 2018 Variance		2018 vs 2017 Variance
($ in millions)	2019	2018	2017	$	%	$	%
Club management revenue	$125	$112	$99	$13	11.6%	$13	13.1%
Resort management revenue	66	60	59	6	10.0	1	1.7
Resort and club management revenues	191	172	158	19	11.0	14	8.9
Club management expense	27	29	25	(2)	(6.9)	4	16.0
Resort management expense	19	18	18	1	5.6	—	—
Resort and club management expenses	46	47	43	(1)	(2.1)	4	9.3
Resort and club management margin	$145	$125	$115	$20	16.0	$10	8.7
Resort and club management margin percentage	75.9%	72.7%	72.8%

Resort and club management revenues increased by $19 million for the year ended December 31, 2019, compared to the same period in 2018, primarily due to (i) an increase of approximately 17,000 Club members and higher rates pertaining to annual dues and transaction fees and (ii) an increase in resort management revenue from the launch of new properties during 2018 and 2019.

Resort and club management margin and margin percentage increased for the year ended December 31, 2019, compared to the same period in 2018, primarily due to the increase of Club members and a decrease in Club management expenses from cost saving initiatives implemented during 2019.

Rental and Ancillary Services

	Year Ended December 31,			2019 vs 2018 Variance		2018 vs 2017 Variance
($ in millions)	2019	2018	2017	$	%	$	%
Rental revenues	$201	$191	$156	$10	5.2%	$35	22.4%
Ancillary services revenues	26	27	23	(1)	(3.7)	4	17.4
Rental and ancillary services revenues	227	218	179	9	4.1	39	21.8
Rental expenses	123	110	103	13	11.8	7	6.8
Ancillary services expense	24	23	19	1	4.3	4	21.1
Rental and ancillary services expenses	147	133	122	14	10.5	11	9.0
Rental and ancillary services margin	$80	$85	$57	$(5)	(5.9)	$28	49.1
Rental and ancillary services margin percentage	35.2%	39.0%	31.8%

Rental and ancillary services revenues and expenses increased by $9 million and $14 million, respectively, for the year ended December 31, 2019, compared to the same period in 2018 primarily due to an increase in transient guests related to an operating hotel acquired in June 2018 that is currently undergoing a conversion to timeshare inventory. In addition, we had higher club inventory rentals and bonus point redemptions at our developed and fee-for-service properties.

Rental and ancillary services margin and margin percentage decreased for the year ended December 31, 2019, compared to the same period in 2018, due to an increase in maintenance fee contributions for unsold units related to resort openings.

Other Operating Expenses

	Year Ended December 31,			2019 vs 2018 Variance		2018 vs 2017 Variance
($ in millions)	2019	2018	2017	$	%	$	%
General and administrative	$111	$117	$104	$(6)	(5.1)%	$13	12.5%
Depreciation and amortization	51	36	29	15	41.7	7	24.1
License fee expense	101	98	87	3	3.1	11	12.6

The change in other operating expenses for the year ended December 31, 2019, compared to the same period in 2018, resulted from (i) a $6 million decrease in general and administrative expenses from lower one-time consulting, software license fees and a reduction in workforce (ii) a $15 million increase in depreciation and amortization expense as a result of additional software placed into service during the second half of 2018 as well as additional depreciation of unregistered operating assets held for future conversion to timeshare inventory and leasehold improvements at newly renovated sales centers and (iii) a $3 million increase in license fee expense corresponding with increased gross sales in certain operational revenue streams within our real estate sales and financing and resort operations and club management segments.

Non-Operating Expenses

	Year Ended December 31,			2019 vs 2018 Variance		2018 vs 2017 Variance
($ in millions)	2019	2018	2017	$	%	$	%
Interest expense	$43	$30	$27	$13	43.3%	$3	11.1%
Equity in earnings from unconsolidated affiliates	(4)	—	(1)	(4)	NM(1)	1	(100.0)
Other loss, net	3	1	—	2	NM(1)	1	NM(1)
Income tax expense (benefit)	57	105	(16)	(48)	(45.7)	121	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in non-operating expenses for the year ended December 31, 2019, compared to the same period in 2018, is primarily due to (i) a $13 million increase in interest expense from higher average outstanding balances on our senior secured credit facilities, (ii) a $4 million increase in equity in earnings from unconsolidated affiliates and (iii) a $48 million decrease in income tax expense primarily driven by reduced pre-tax income and IRS approval of a tax accounting method change for the 2017 taxable year.

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

We finance our short- and long-term liquidity needs primarily through cash and cash equivalents, cash generated from our operations, draws on our senior secured credit facility and our non-recourse revolving timeshare credit facility (“Timeshare Facility”), and through periodic securitizations of our timeshare financing receivables.

•

As of December 31, 2019, we had total cash and cash equivalents of $152 million, including $85 million of restricted cash. The restricted cash balance relates to escrowed cash from our sales of our VOIs and reserves related to our non-recourse debt.

•

As of December 31, 2019, we have $479 million remaining borrowing capacity under the revolver facility (“Revolver”) which includes $29 million of undrawn borrowing capacity available for letters of credit and $10 million available under short-term borrowings. In addition, we have $450 million remaining borrowing capacity under our Timeshare Facility. See Note 14: Debt and Non-Recourse Debt for additional information.

We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $564 million as of December 31, 2019 which primarily consist of escrow and construction related bonds.

We believe these sources of capital will be adequate to meet our short- and long-term liquidity requirements for operating expenses and other expenditures, including payroll and related benefits, legal costs, and to finance our long-term growth plan and capital expenditures for the foreseeable future.

We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables at metrics setting the benchmark for the industry, and provides the ability to be strategically opportunistic in the marketplace, while providing returns to our shareholders. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2019, our inventory-related purchase commitments totaled $473 million over eleven years.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,			2019 vs 2018 Variance	2018 vs 2017 Variance
($ in millions)	2019	2018	2017	$	$
Net cash provided by (used in):
Operating activities	$145	$(159)	$356	$304	$(515)
Investing activities	(65)	(62)	(87)	(3)	25
Financing activities	(108)	104	(123)	(212)	227

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

The change in net cash flows provided by (used in) operating activities for the year ended December 31, 2019 compared to the same period in 2018 was primarily due to (i) a reduction in the purchase and development of real estate for future conversion to inventory and (ii) favorable cash tax payments primarily due to non-recurring 2018 payment of 2017 Hurricane Irma deferral combined with reduction in 2019 payments due to 2018 overpayment and a favorable 2019 IRS ruling resulting in a reduction of taxes.

The following table exhibits our VOI inventory spending for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
($ in millions)	2019	2018	2017
VOI spending - owned properties	$83	$135	$45
VOI spending - fee-for-service upgrades(1)	47	51	53
Real estate for future conversion into inventory	168	299	—
Inventory deposits	—	46	—
Total VOI inventory spending	$298	$531	$98

(1)

Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects of $31 million, $34 million and $36 million recorded in Costs of VOI sales for the years ended December 31, 2019, 2018 and 2017, respectively.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Year Ended December 31,			2019 vs 2018 Variance	2018 vs 2017 Variance
($ in millions)	2019	2018	2017	$	$
Capital expenditures for property and equipment	$(37)	$(44)	$(35)	$7	$(9)
Software capitalization costs	(26)	(19)	(12)	(7)	(7)
Return of investment from unconsolidated affiliates	—	11	—	(11)	11
Investments in unconsolidated affiliates	(2)	(10)	(40)	8	30
Net cash used in investing activities	$(65)	$(62)	$(87)	$(3)	$25

Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

The change in net cash used in investing activities for the year ended December 31, 2019 compared to the same period in 2018 was primarily due to an $11 million return of investment from our 25 percent interest in BRE Ace LLC as a result of a distribution received in 2018, a $7 million increase in software capitalization costs, offset by lower property and equipment spending and lower investments in unconsolidated affiliates.

Financing Activities

The following table summarizes our net cash (used in) provided by financing activities:

	Year Ended December 31,			2019 vs 2018 Variance	2018 vs 2017 Variance
($ in millions)	2019	2018	2017	$	$
Issuance of debt	$485	$530	$—	$(45)	$530
Issuance of non-recourse debt	365	663	350	(298)	313
Repayment of debt	(290)	(408)	(10)	118	(398)
Repayment of non-recourse debt	(376)	(485)	(459)	109	(26)
Debt issuance costs	(6)	(12)	(5)	6	(7)
Repurchase and retirement of common stock	(283)	(183)	—	(100)	(183)
Payment of withholding taxes on vesting of restricted stock units	(4)	(4)	—	—	(4)
Proceeds from employee stock plan purchases	3	—	—	3	—
Capital contribution	—	3	—	(3)	3
Proceeds from stock option exercises	—	—	1	—	(1)
Other financing activity	(2)	—	—	(2)	—
Net cash (used in) provided by financing activities	$(108)	$104	$(123)	$(212)	$227

The  change in net cash flows (used in) provided by financing activity for the year ended December 31, 2019 compared to the same period in 2018 was primarily due to additional share repurchases of common stock and lower issuances of non-recourse debt as we did not draw on our timeshare facility in 2019 subsequent to the securitization, partially offset by lower repayments of net debt and non-recourse debt. See Note 14: Debt & Non-recourse Debt in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2019:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$834	$12	$21	$778	$23
Non-recourse debt	755	242	279	151	83
Interest on debt(1)	238	59	99	64	16
Operating leases	90	17	28	23	22
Inventory purchase commitments	473	84	277	98	14
Other commitments(2)	25	15	10	—	—
Total contractual obligations	$2,415	$429	$714	$1,114	$158

(1)	Includes interest on our debt and non-recourse debt. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 1.76 percent as of December 31, 2019.
(2)	Primarily relates to commitments related to information technology and brand licensing under the normal course of business.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2019, consisted of $473 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand and $25 million of other commitments under the normal course of business. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances, see Note 22: Commitments and Contingencies in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Subsequent Events

In January 2020, we executed the following transactions:

•	we borrowed $20 million and repaid $25 million, respectively, under our revolving credit facility
•	we amended the Timeshare Facility, temporarily changing certain covenant requirements. All other terms and borrowing capacity remained the same
•

we completed the registrations for timeshare units under construction in New York, New York and Los Cabos, Mexico that resulted in a transfer of $199 million and $50 million, respectively, from property and equipment to inventory.

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

Inventory and Cost of Sales

We use the relative sales value method of costing our VOI sales and relieving inventory, which requires us to make estimates subject to significant uncertainty. The estimates include future sales prices, timing and volume, provisions for financing receivables losses on financed sales of VOIs, sales incentives, projected future cost and volume of recoveries, including inventory reacquired from our upgrade programs. We aggregate these factors to calculate total net cost of sales of VOIs as a percentage of net sales of VOIs and apply this ratio to allocate the cost of sales to recognized sales of VOIs. The effect of changes in these estimates over the life of a project are recognized on a retrospective basis through corresponding adjustments to inventory and cost of sales in the period in which the estimates are revised.

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

Allowance for Financing Receivables Losses

The allowance for financing receivables losses is related to the receivables generated by our financing of VOI sales, which are secured by the underlying timeshare properties. We determine our financing receivables to be past due based on the contractual terms of the individual mortgage loans. We use a technique referred to as static pool analysis as the basis for determining our general reserve requirements on our financing receivables. The adequacy of the related allowance is determined by management through analysis of several factors requiring judgment, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including historic and assumed default rates.

Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 0.5 percentage point increase to our projected default rates used in the allowance calculation would increase our allowance for financing receivables losses by approximately $9 million.

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

We use a prescribed more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return if there is uncertainty in income taxes recognized in the financial statements. Assumptions and estimates are used to determine the more-likely-than-not designation. Changes to these assumptions and estimates can lead to an additional income tax (expense) benefit, which can materially change our consolidated financial statements.

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

We are exposed to market risk from changes in interest rates, currency exchange rates and debt prices. We manage our exposure to these risks by monitoring available financing alternatives, through pricing policies that may take into account currency exchange rates. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or how we manage interest rates or currency rates or how we manage such exposure in the future.

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt, comprised of the term loans and our timeshare facility, of which the timeshare facility is without recourse to us. The interest rate is based on one-month LIBOR and we are most vulnerable to changes in this rate.

We intend to securitize timeshare financing receivables in the asset-backed financing market periodically. We expect to secure fixed-rate funding to match our fixed-rate timeshare financing receivables. However, to the extent we have floating-rate debt, we will monitor the interest rate risk and evaluate opportunities to mitigate such risk through the use of derivative instruments.

To the extent we utilize variable-rate indebtedness, any increase in interest rates beyond amounts covered under any corresponding derivative financial instruments, particularly if sustained, could have an adverse effect on our net income, cash flows and financial position. Hedging transactions we enter into may not adequately mitigate the adverse effects of interest rate increases or that counterparties in those transactions will honor their obligations.

The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of December 31, 2019, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2020	2021	2022	2023	2024	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	12.117%	$95	$96	$97	$97	$97	$276	$758	$817
Fixed-rate unsecuritized timeshare financing receivables	12.968%	55	47	51	55	58	316	582	629
Liabilities:(3)
Fixed-rate debt(4)	3.885%	244	167	114	109	342	106	1,082	1,106
Variable-rate debt(4)	3.513%	10	10	10	477	—	—	507	513

(1)	Weighted-average interest rate as of December 31, 2019.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Variable-rate debt includes principal debt outstanding as of December 31, 2019. There were no outstanding borrowings as of December 31, 2019 on our non-recourse debt. See Note 14: Debt & Non-recourse Debt in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Foreign Currency Exchange Rate Risk

Though the majority of our operations are conducted in United States dollars (“U.S. dollars”), we are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from our timeshare financing receivables denominated in Japanese yen and VAT receivables in Mexican Peso, the value of which could change materially in reference to our reporting currency, the U.S. dollar. A 10 percent change in the foreign exchange rate of Japanese yen to U.S. dollar would change our gross timeshare financing receivables by less than $1 million. A 10 percent change in the foreign exchange rate of Mexican Peso to U.S. dollar would change our gross VAT receivable by less than $1 million.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hilton Grand Vacations Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hilton Grand Vacations Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Cost of Vacation Ownership Intervals (VOI) Sales
Description of the Matter

For the year ended December 31, 2019, the Company’s cost of vacations ownership interval (“VOI”) sales was $127 million. As discussed in Note 2 to the consolidated financial statements, the Company accounts for cost of VOI sales using the relative sales value method. Changes in estimates within the relative sales value calculations are accounted for as cost of sales true-ups and are included in cost of VOI sales in the consolidated statements of operations to retrospectively adjust the margin previously recognized subject to those estimates.

Auditing management’s application of the relative sales value method was complex and highly judgmental due to the significant estimation uncertainty in determining the significant assumptions required to apply the method, including future sales prices and sales incentives, timing and volume of VOI sales, provisions for loan losses on financed sales of VOIs and projected future cost and volume of recoveries.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s cost of VOI sales process. For example, we tested controls over management’s review of the cost of VOI sales calculations, used as part of the relative sales value method, including the significant assumptions described above.

To test the cost of VOI sales, we performed audit procedures that included, among others, assessing the methodologies used by management, evaluating the significant assumptions discussed above and testing the underlying data used by the Company within its analysis. We compared the significant assumptions used by management to historical trends and/or the Company’s future development plans, as appropriate.  We assessed the historical accuracy of management’s estimates based on previous assumptions and performed analytical procedures to evaluate the significant assumptions. In addition, we performed analytical procedures to evaluate individual timeshare project cost of VOI sales rates. Given the uniqueness of the cost of VOI sales analysis to the real estate timeshare industry, we involved real estate subject matter resources on our team.

Allowance for Loan Loss
Description of the Matter

At December 31, 2019, the Company’s allowance for loan loss related to the timeshare financing receivables generated by the financing of VOI sales was $184 million. As discussed in Note 2 to the consolidated financial statements, the Company records an estimate of variable consideration due to uncollectibles as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. The Company uses a technique referred to as static pool analysis as the basis for determining the default rates that are used to estimate variable consideration and the loan loss reserve requirements on timeshare financing receivables. The estimates of the variable consideration are based on default rates that are an output of the Company’s static pool analyses.

Auditing the Company’s allowance for loan loss was challenging and required additional audit effort due to the complex nature of the static pool analysis and the high volume of data which is utilized in applying the static pool analysis.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s allowance for loan loss of timeshare financing receivables process, including controls over management’s review of the static pool analysis and data utilized in applying the static pool analysis.

To test the estimated allowance for loan loss on timeshare financing receivables, we performed audit procedures that included, among others, assessing the methodology discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We compared data used in applying the static pool analysis to historical data from prior periods. We compared current year default rates to prior year default rates. In addition, we recalculated the allowance for loan loss for certain pools of loans calculated by the static pool analysis. Given the uniqueness of the static pool analysis to the real estate timeshare industry, we involved real estate subject matter resources on our team.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Orlando, Florida

March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hilton Grand Vacations Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hilton Grand Vacations Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Grand Vacations Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Orlando, Florida

March 2, 2020

HILTON GRAND VACATIONS INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$67	$108
Restricted cash	85	72
Accounts receivable, net of allowance for doubtful accounts of $21 and $14	174	153
Timeshare financing receivables, net	1,156	1,120
Inventory	558	527
Property and equipment, net	778	559
Operating lease right-of-use assets, net	60	—
Investments in unconsolidated affiliates	44	38
Intangible assets, net	89	81
Other assets	68	95
TOTAL ASSETS (variable interest entities - $748 and $647)	$3,079	$2,753
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$298	$324
Advanced deposits	115	101
Debt, net	828	604
Non-recourse debt, net	747	759
Operating lease liabilities	76	—
Deferred revenues	186	95
Deferred income tax liabilities	259	254
Total liabilities (variable interest entities - $750 and $640)	2,509	2,137
Commitments and contingencies - see Note 22
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 85,535,501 and 94,558,086 issued and outstanding as of December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	179	174
Accumulated retained earnings	390	441
Total equity	570	616
TOTAL LIABILITIES AND EQUITY	$3,079	$2,753

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues
Sales of VOIs, net	$509	$734	$548
Sales, marketing, brand and other fees	573	570	544
Financing	170	158	147
Resort and club management	191	172	158
Rental and ancillary services	227	218	179
Cost reimbursements	168	147	135
Total revenues	1,838	1,999	1,711
Expenses
Cost of VOI sales	127	210	148
Sales and marketing	719	728	663
Financing	53	49	43
Resort and club management	46	47	43
Rental and ancillary services	147	133	122
General and administrative	111	117	104
Depreciation and amortization	51	36	29
License fee expense	101	98	87
Cost reimbursements	168	147	135
Total operating expenses	1,523	1,565	1,374
Interest expense	(43)	(30)	(27)
Equity in earnings from unconsolidated affiliates	4	—	1
Other loss, net	(3)	(1)	—
Income before income taxes	273	403	311
Income tax (expense) benefit	(57)	(105)	16
Net income	$216	$298	$327
Earnings per share:
Basic	$2.43	$3.07	$3.30
Diluted	$2.42	$3.05	$3.28

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income	$216	$298	$327
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51	36	29
Amortization of deferred financing costs and other	10	7	5
Provision for financing receivables losses	74	69	58
Other loss, net	3	1	—
Share-based compensation	22	16	15
Deferred income tax expense (benefit)	3	20	(129)
Equity in earnings from unconsolidated affiliates	(4)	—	(1)
Distributions received from unconsolidated affiliates	—	2	—
Net changes in assets and liabilities:
Accounts receivable, net	(20)	(41)	12
Timeshare financing receivables, net	(111)	(118)	(103)
Inventory	(4)	16	47
Purchases and development of real estate for future conversion to inventory	(168)	(299)	—
Other assets	(16)	(31)	(4)
Accounts payable, accrued expenses and other	(17)	(24)	95
Advanced deposits	14	14	1
Deferred revenues	91	(126)	3
Other	1	1	1
Net cash provided by (used in) operating activities	145	(159)	356
Investing Activities
Capital expenditures for property and equipment	(37)	(44)	(35)
Software capitalization costs	(26)	(19)	(12)
Return of investment from unconsolidated affiliates	—	11	—
Investments in unconsolidated affiliates	(2)	(10)	(40)
Net cash used in investing activities	(65)	(62)	(87)
Financing Activities
Issuance of debt	485	530	—
Issuance of non-recourse debt	365	663	350
Repayment of debt	(290)	(408)	(10)
Repayment of non-recourse debt	(376)	(485)	(459)
Debt issuance costs	(6)	(12)	(5)
Repurchase and retirement of common stock	(283)	(183)	—
Payment of withholding taxes on vesting of restricted stock units	(4)	(4)	—
Proceeds from employee stock plan purchases	3	—	—
Capital contribution	—	3	—
Proceeds from stock option exercises	—	—	1
Other financing activity	(2)	—	—
Net cash (used in) provided by financing activities	(108)	104	(123)
Net (decrease) increase in cash, cash equivalents and restricted cash	(28)	(117)	146
Cash, cash equivalents and restricted cash, beginning of period	180	297	151
Cash, cash equivalents and restricted cash, end of period	$152	$180	$297
Supplemental Disclosures(1)

(1)	For supplemental disclosures, see Note 23: Supplemental Disclosures of Cash Flow Information.

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in	Accumulated Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2016	99	$1	$138	$28	$167
Net income	—	—	—	327	327
Deferred intercompany transaction(1)	—	—	9	—	9
Activity related to share-based compensation	—	—	12	—	12
Other(1)	—	—	3	—	3
Balance as of December 31, 2017	99	1	162	355	518
Net income	—	—	—	298	298
Activity related to share-based compensation	—	—	13	—	13
Repurchase and retirement of common stock	(5)	—	(7)	(176)	(183)
Revenue recognition cumulative-effect adjustment	—	—	—	(38)	(38)
Capital contribution	—	—	3	—	3
Other	—	—	3	2	5
Balance as of December 31, 2018	94	1	174	441	616
Net income	—	—	—	216	216
Activity related to share-based compensation	—	—	22	—	22
Repurchase and retirement of common stock	(9)	—	(17)	(266)	(283)
Other	—	—	—	(1)	(1)
Balance as of December 31, 2019	85	$1	$179	$390	$570

(1)	Includes pre-spin tax adjustment.

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Club”). As of December 31, 2019, we had 59 properties, comprised of 9,540 units, located in the United States (“U.S.”), Japan, the United Kingdom, Italy and Barbados.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements presented herein include 100 percent of our assets, liabilities, revenues, expenses and cash flows as well as all entities in which we have a controlling financial interest. Our accompanying consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions and balances have been eliminated in consolidation.

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

The reported results as of and for the years ended December 31, 2019 and 2018 reflects the application of ASC 606 while the reported financial position as of December 31, 2017 and results for years ended December 31, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”) and ASC 978-605, Real Estate – Time-Sharing Activities, Revenue Recognition, which is also referred to herein as the “previous accounting guidance.”

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

•

Financing — We offer financing to qualifying customers purchasing our VOI. Revenue from the financing of timeshare sales is recognized on the accrual method as earned based on the outstanding principal, interest rate and terms stated in each individual financing agreement. We also recognize revenue from servicing the loans provided by third-party developers to purchasers of their VOIs over the period services are rendered.

•

Resort and club management — As part of our VOI sales, our customers enter into a Club arrangement which gives the customer an annual allotment of Club points that allow the customer to exchange the Club points for a number of vacation options. We manage the Club, receiving Club activation fees, annual dues and transaction fees from member exchanges. Club activation fees and the member's first year of annual dues are payable at the time of the VOI sale. The Club activation fee relates to activities we are required to undertake at or near contract inception to fulfill the contract, and does not result in the transfer of a promised good or service. Since our customers are granted the opportunity to renew their membership on an annual basis for no additional activation fee, we defer and amortize the activation fee on a straight-line basis over the seven year average inventory holding period. Annual dues for membership renewals are billed each year, and we recognize revenue from these annual dues over the period services are rendered. A member may elect to enter into an optional exchange transaction with their allotted Club points at which point the member pays their required transaction fee. This option does not represent a material right as the transactions are priced at their standalone selling price. Revenue related to the transaction is recognized when the services are rendered.

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

•

Rental and ancillary services — Our rental and ancillary services consist primarily of rental revenues on unoccupied vacation ownership units, inventory made available due to ownership exchanges through our club program and ancillary revenues. Rental revenue is recognized when occupancy has occurred. Advance deposits on the rental unit and the corresponding revenue is deferred and recognized upon the customer’s vacation stay. Ancillary revenues consist of food and beverage, retail, spa offerings and other guest services. We recognize ancillary revenue when goods have been provided and/or services have been rendered.

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

•

Cost reimbursements — As part of our management agreements with HOAs and fee-for-service developers, we receive cost reimbursements for performing the day to day management services, including direct and indirect costs that HOAs and developers reimburse to us. These costs primarily consist of payroll and payroll related costs for management of the HOAs and other services we provide where we are the employer. Cost reimbursements are based upon actual expenses with no added margin, and are billed to the HOA on a monthly basis. We recognize cost reimbursements when we incur the related reimbursable costs as the HOA receives and consumes the benefits of the management services.

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

As of December 31, 2019, the ending asset balance for costs to obtain a contract was $15 million relating to deferred commission costs for certain vacation package sales and VOI sales of resorts under construction. For the year ended December 31, 2019, we recognized $3 million of expense relating to certain vacation packages.

Other than the United States, there were no countries that individually represented more than 10 percent of total revenues for the years ended December 31, 2019, 2018 and 2017.

We earn commission and other fees related to fee-for-service agreements to sell VOIs.  For the years ended December 31, 2019 and 2018, we did not earn more than 10 percent of our total revenue from one customer. For the year ended December 31, 2017, approximately 15 percent of our total revenue was earned from one customer.

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

Restricted Cash

Restricted cash includes deposits received on VOI sales that are held in escrow until legal requirements of the local jurisdictions are met with regards to project construction or contract status and cash reserves required by our non-recourse debt agreements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consists of trade receivables and is reported at the customers’ outstanding balances, less any allowance for doubtful accounts. An allowance for doubtful accounts is provided on accounts receivable when losses are probable based on historical collection activity and current business conditions.

Timeshare Financing Receivables and Allowance for Financing Receivables Losses

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

We evaluate this portfolio collectively, since we hold a large group of homogeneous timeshare financing receivables, which are individually immaterial. We monitor the credit quality of our receivables on an ongoing basis. There are no significant concentrations of collection risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for determining our financing receivables losses reserve requirements on our timeshare financing receivables. The static pool analysis includes several years of default data through which we stratify our portfolio using certain key dimensions including: FICO scores and equity percentage at the time of sale. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

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

We account for our VOI inventory and cost of VOI sales using the relative sales value method. Also, we do not reduce inventory for the cost of VOI sales related to anticipated defaults, and accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable. This results in changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as cost of sales true-ups, and are included in Cost of VOI sales in our consolidated statements of operations to retrospectively adjust the margin previously recognized subject to those estimates.

Property and Equipment

Property and equipment includes land, buildings and leasehold improvements and furniture and equipment at our corporate offices, sales centers and management offices which are recorded at cost. Additionally, certain property and equipment is held for future conversion into inventory. Construction in progress primarily relates to development activities. Costs that are capitalized related to development activities are classified as property and equipment until they are registered for sale. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. Other than the United States, there were no countries that individually represented over 10 percent of total property and equipment, net as of December 31, 2019 and 2018.

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

Leases

We lease sales centers, office space and equipment under lease agreements. We determine if an arrangement is a lease at inception. Amounts related to operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. Operating lease ROU assets are adjusted for lease incentives received.

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

We have lease agreements with lease and non-lease components. Our operating leases may require minimum rent payments, contingent rent payments based on a percentage of revenue or income or rental payments adjusted periodically for inflation or rent payments equal to the greater of a minimum rent or contingent rent. Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the consolidated balance sheets and lease expense is recognized on a straight-line basis over the lease term.

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

Costs Incurred to Sell VOIs and Vacation Packages

We expense indirect sales and marketing costs we incur to sell VOIs and vacation packageswhen incurred. Deferred selling expenses, which are direct selling costs related either to a contract for which revenue has not yet been recognized, were $19 million and $4 million as of December 31, 2019 and 2018, respectively, and were included in Other assets in our consolidated balance sheets.

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

Defined Contribution Plan

We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense for our participating employees totaling $13 million and $10 million for the year ended December 31, 2019 and 2018, respectively. Prior to the year ended December 31, 2018, Hilton administrated the plan on our behalf.

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

ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ASC 842 had no impact on our consolidated statements of operations or on our consolidated statements of cash flows. Upon adoption, we recognized ROU assets of $68 million and operating lease liabilities of $80 million for our real estate and equipment operating leases on our consolidated balance sheets.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. Subsequent to ASU 2016-13, the FASB has issued several related ASUs amending the original ASU. The updates are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update is effective for annual periods beginning after December 15, 2019. We are currently evaluating the effect of this ASU but we do not expect it to have a material impact on consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 (“ASU 2018-15”), Customer’s Accounting Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The provisions of this ASU are effective for reporting periods after December 15, 2019; early adoption is permitted. The provisions of this ASU are to be applied retrospectively for the reporting periods beginning after December 15, 2019. The adoption of ASU 2018-15 will not have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 8420): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the requirements associated with the hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The provisions of this ASU are effective for reporting periods beginning after December 15, 2019; early adoption is permitted. The adoption of ASU 2018-13 will not have a material impact on our consolidated financial statement.

In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and which also clarifies and amends existing guidance to improve consistent application. The provisions of this ASU are effective for reporting periods after December 15, 2020. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

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

	Year Ended December 31,
($ in millions)	2019	2018	2017
Real Estate and Financing Segment
Sales of VOIs, net	$509	$734	$548
Sales, marketing, brand and other fees	573	570	544
Interest income	147	140	132
Other financing revenue	23	18	15
Real estate and financing segment revenues	$1,252	$1,462	$1,239

	Year Ended December 31,
($ in millions)	2019	2018	2017
Resort Operations and Club Management Segment
Club management	$125	$112	$99
Resort management	66	60	59
Rental	201	191	156
Ancillary services	26	27	23
Resort operations and club management segment revenues	$418	$390	$337

Contract Balances

The following table provides information on our accounts receivable with customers which are included in Accounts Receivable, net on our consolidated balance sheets:

	December 31,
($ in millions)	2019	2018
Receivables	$129	$122

The following table presents changes in our contract liabilities for the year ended December 31, 2019.

	December 31
($ in millions)	2019	2018
Contract liabilities:
Advanced deposits	$115	$101
Deferred Sales of VOIs of projects under construction	84	—
Club activation fees, annual dues and other	86	72
Club Bonus Point incentive liability(1)	59	56

(1)

Amounts related to the Club Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our consolidated balance sheets. This liability is comprised of revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned for the year ended December 31, 2019 that was included in the contract liabilities balance at December 31, 2018 was approximately $121 million. Revenue earned for the year ended December 31, 2018 that was included in the contract liabilities balance at December 31, 2017 was approximately $214 million.

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

Contract assets relate to incentive fees that can be earned for meeting certain target on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. There were no contract assets as of December 31, 2019.

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

Transaction Price Allocated to Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contract revenue that has not yet been recognized. Our contracts with remaining performance obligations primarily include (i) sales of VOIs under construction, (ii) Club activation fees paid at closing of a VOI purchase, (iii) customers’ advanced deposits on prepaid vacation packages and (iv) Club Bonus Points that may be redeemed in the future. As of December 31, 2019, we deferred $84 million of revenue and $27 million of direct selling costs from sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete. We expect to recognize the revenue and direct selling costs late in 2020. Upon acquisition, we expect to recognize $12 million in costs of VOI sales related to these sales. As of December 31, 2018, we had no remaining performance obligations on sales of VOIs under construction.

The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Club Bonus Points as of December 31, 2019:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$115	18 months	Upon customer stays
Club activation fees	71	7 years	Straight-line basis over average inventory holding period
Club Bonus Points	59	24 months	Upon redemption

Note 4: Restricted Cash

Restricted cash was as follows:

	December 31,
($ in millions)	2019	2018
Escrow deposits on VOI sales	$59	$45
Reserves related to non-recourse debt	26	27
	$85	$72

Note 5: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	December 31, 2019
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$758	$582	$1,340
Less: allowance for financing receivables losses	(54)	(130)	(184)
	$704	$452	$1,156

	December 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$660	$632	$1,292
Less: allowance for financing receivables losses	(43)	(129)	(172)
	$617	$503	$1,120

(1)

Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for upcoming securitization activities.

We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. As of December 31, 2019, we had no timeshare receivables pledged to the Timeshare Facility.

In August 2019, we completed a securitization of $308 million of gross timeshare financing receivables, which included a $21 million cash deposit that was subsequently released upon pledging of qualified collateral, and issued approximately $216 million of 2.34 percent notes, $50 million of 2.54 percent notes and $34 million of 2.84 percent notes, which have a stated maturity date of July 25, 2033. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing; therefore, the proceeds from the transaction are presented as non-recourse debt (collectively, the “Securitized Debt”). The proceeds were primarily used to pay down the remaining borrowings on our Timeshare Facility and our Securitized Debt with a rate of 2.280%, due 2026 and general corporate operating expenses. See Note 14: Debt and Non-recourse Debt for additional information.

Our timeshare financing receivables as of December 31, 2019 mature as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
Year
2020	$95	$55	$150
2021	96	47	143
2022	97	51	148
2023	97	55	152
2024	97	58	155
Thereafter	276	316	592
	758	582	1,340
Less: allowance for financing receivables losses	(54)	(130)	(184)
	$704	$452	$1,156

We evaluate this portfolio collectively for purposes of estimating variable consideration, since we hold a large group of homogeneous timeshare financing receivables which are individually immaterial. We monitor the collectability of our receivables on an ongoing basis. There are no significant concentrations of collection risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for determining our allowance for financing receivables losses on our timeshare financing receivables. For static pool analysis, we use certain key dimensions to stratify our portfolio, including FICO scores, equity percentage at the time of sale and certain other factors. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

We recognize interest income on our timeshare financing receivables as earned. The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. As of December 31, 2019, our timeshare financing receivables had interest rates ranging from 3.9 percent to 20.5 percent, a weighted-average interest rate of 12.49 percent, a weighted average remaining term of 7.9 years and maturities through 2034.

Our gross timeshare financing receivables balances by average FICO score were as follows:

	December 31,
($ in millions)	2019	2018
FICO score
700+	$818	$790
600-699	292	280
<600	39	37
No score(1)	191	185
	$1,340	$1,292

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

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

As of December 31, 2019 and 2018, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $74 million and $69 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	December 31, 2019
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$743	$502	$1,245
31 - 90 days past due	9	12	21
91 - 120 days past due	3	4	7
121 days and greater past due	3	64	67
	$758	$582	$1,340

	December 31, 2018
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$648	$556	$1,204
31 - 90 days past due	8	11	19
91 - 120 days past due	3	3	6
121 days and greater past due	1	62	63
	$660	$632	$1,292

The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
December 31, 2016	$9	$111	$120
Write-offs	—	(37)	(37)
Securitizations	28	(28)	—
Provision for financing receivables losses(1)	(10)	68	58
December 31, 2017	27	114	141
Write-offs	—	(38)	(38)
Securitizations	28	(28)	—
Provision for financing receivables losses(1)	(12)	81	69
December 31, 2018	43	129	172
Write-offs	—	(62)	(62)
Securitizations	27	(27)	—
Provision for financing receivables losses(1)	(16)	90	74
December 31, 2019	$54	$130	$184

(1)	Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

Note 6: Inventory

Our Inventory was comprised of the following:

	December 31,
($ in millions)	2019	2018
Completed unsold VOIs	$241	$243
Construction in process	59	9
Land, infrastructure and other	258	275
	$558	$527

For non-cash transfers see Note 23: Supplemental Disclosure of Cash Flow Information.

Shown below are (i) costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and (ii) expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	December 31,
($ in millions)	2019	2018	2017
Cost of sales true-ups(1)	$14	$10	$4
Cost of VOI sales related to fee-for-service upgrades	31	34	36

(1)	Cost of sales true ups reduced costs of VOI sales and increased inventory in all periods presented.

Note 7: Property and Equipment

Property and equipment were as follows:

	December 31,
($ in millions)	2019	2018
Land	$154	$268
Buildings and leasehold improvements	286	295
Furniture and equipment	65	54
Construction in progress	383	25
	888	642
Accumulated depreciation	(110)	(83)
	$778	$559

For the year ended December 31, 2019, we completed the purchase of 87 hotel units for future conversion to 74 timeshare units in Los Cabos Mexico for $37 million. For non-cash transfers see Note 23: Supplemental Disclosure of Cash Flow Information for additional information.

Depreciation expense on property and equipment was $35 million, $23 million, and $17 million for the years ended December 31, 2019, 2018 and 2017 respectively.

Note 8: Consolidated Variable Interest Entities

As of December 31, 2019 and 2018, we consolidated 4 variable interest entities (“VIEs”) that issued Securitized Debt, secured by pledged assets primarily consisting of a pool of timeshare financing receivables, which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of the VIEs are available to settle the obligations of the respective entities.

Our consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	December 31,
($ in millions)	2019	2018
Restricted cash	$26	$23
Timeshare financing receivables, net	704	617
Non-recourse debt(1)	747	639

(1)	Net of deferred financing costs.

During the years ended December 31, 2019, 2018 and 2017, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 9: Investments in Unconsolidated Affiliates

As of December 31, 2019, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holdings LLC, respectively, that are deemed as VIEs. We do not consolidate BRE Ace LLC and 1776 Holdings LLC because we are not the primary beneficiary. Our investment interests in and equity earned from both VIEs are included in the consolidated balance sheets as Investments in unconsolidated affiliates and in the consolidated statements of operations as Equity in earnings from unconsolidated affiliates, respectively.

We held investments in our two unconsolidated affiliates with aggregated debt balances of $479 million and $490 million as of December 31, 2019 and 2018, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $44 million and $38 million as of December 31, 2019 and December 31, 2018, respectively and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 20: Related Party Transactions for additional information.

Note 10: Intangible Assets

Intangible assets and related amortization expense were as follows:

	December 31, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$88	$(46)	$42
Capitalized software	95	(48)	47
	$183	$(94)	$89

	December 31, 2018
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$88	$(41)	$47
Capitalized software	71	(37)	34
	$159	$(78)	$81

Amortization expense on intangible assets was $16 million, $13 million, and $12 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the weighted average amortization period on management agreements was 12.6 years and capitalized software was 2.5 years.

As of December 31, 2019, we estimated our future amortization expense for our amortizing intangible assets to be as follows:

($ in millions)	Future Amortization Expense
Year
2020	$25
2021	21
2022	13
2023	3
2024	3
Thereafter	24
$89

Note 11: Other Assets

Other assets were as follows:

	December 31,
($ in millions)	2019	2018
Inventory deposits	$7	$46
Deferred selling, marketing, general and administrative expenses	12	—
Prepaid expenses	13	18
Other	36	31
	$68	$95

For non-cash transfers see Note 23: Supplemental Disclosure of Cash Flow Information for additional information.

Note 12: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
($ in millions)	2019	2018
Accrued employee compensation and benefits	$77	$86
Accounts payable	24	51
Bonus point incentive liability	59	56
Due to Hilton	19	20
Income taxes payable	8	7
Other accrued expenses	111	104
	$298	$324

Note 13: Deferred Revenues

Deferred revenues were as follows:

	December 31,
($ in millions)	2019	2018
Deferred VOI sales	$100	$19
Club activation fees	71	63
Other	15	13
	$186	$95

Deferred VOI sales include the deferred revenues associated with: the sales associated with incomplete phases or buildings; the sales of unacquired inventory; and deferred sales associated with our long-term lease product with a reversionary interest. As of December 31, 2019, deferred VOI sales included $84 million associated with Sales of VOIs under construction. We did not have deferred revenues associated with Sales of VOIs under construction as of December 31, 2018. Club activation fees are paid at closing of a VOI purchase, which grants access to our points-based Club. The revenue from these fees are deferred and amortized on a straight-line basis over the average inventory holding period. Deferred revenues do not include prepaid vacation packages or other prepayments for future stays at our resorts, which are included in Advanced deposits in our consolidated balance sheets.

Note 14: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	December 31
($ in millions)	2019	2018
Debt(1)
Senior secured credit facilities:
Term loans with an average rate of 3.513%, due 2023	$187	$197
Revolver with an average rate of 3.513%, due 2023	320	115
Senior notes with a rate of 6.125%, due 2024	300	300
Other debt	27	—
	834	612
Less: unamortized deferred financing costs and discount(2)(3)	(6)	(8)
	$828	$604

(1)	As of December 31, 2019 and 2018, weighted-average interest rates were 4.571 percent and 5.170 percent, respectively.
(2)

Amount includes deferred financing costs related to our term loan and senior notes of $1 million and $5 million, respectively as of December 31, 2019 and $2 million and $6 million as of December 31, 2018.

(3)

Amount does not include deferred financing costs of $5 and $6 million as of December 31, 2019 and 2018, respectively, relating to our revolving facility included in Other Assets in our consolidated balance sheets.

Senior Secured Credit Facilities

In November 2018, we amended certain terms of our existing credit facilities (the “Amendment”) such as, but not limited to, (i) the existing term loan was increased to $200 million, (ii) the amount of borrowing capacity under the revolving facility was increased from $200 million to $800 million and (iii) the maturity date was extended to November 28, 2023. As a result of the Amendment, we incurred $6 million in debt issuance costs of which $5 million is recorded in Other assets. The revolving facility has $30 million of borrowing capacity available for letters of credit and $10 million available for short-term borrowings. As of December 31, 2019 and 2018, we had $1 million of outstanding letters of credit under the revolving facility.

In addition, we are required to pay a commitment fee to the lenders under the Revolving Facility in respect of the unutilized commitments thereunder. The commitment fee will be determined based on a first lien net leverage ratio and will range from 0.25% to 0.35% per annum. We are also required to pay customary letters of credit fees.

During the year ended December 31, 2019, we borrowed $485 million and repaid $290 million, including recurring payments, under the senior secured credit facilities with an interest rate based on one-month LIBOR plus 1.75 percent.

The obligations under the senior secured credit facility are unconditionally and irrevocably guaranteed by us and certain of our subsidiaries. We are in compliance with all applicable financial covenants as of December 31, 2019.

Senior Notes

In November 2016, we issued $300 million aggregate principal amount of 6.125 percent senior unsecured notes due 2024 (the “Senior Unsecured Notes”) and incurred $8 million of debt issuance costs. Interest on the senior unsecured notes (the “Senior Unsecured Notes” is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017. In January 2018, the Subsidiary Issuers completed an exchange offer pursuant to which substantially all of the outstanding Senior Unsecured Notes, which were originally issued without registration under the  Securities Act of 1933, as amended (the “Securities Act”), were exchanged for substantially identical notes that were registered under Securities Act, as required by the terms of the original issuance. As used in As used in these notes to the consolidated financial statements, the term Senior Unsecured Notes refers to both the originally unregistered Senior Unsecured Notes and such registered exchange notes, collectively, without duplication.

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

The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of December 31, 2019.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	December 31
($ in millions)	2019	2018
Non-recourse debt(1)
Timeshare Facility with an average rate of 3.164%, due 2021	$—	$120
Securitized Debt with a rate of 2.280%, due 2026	—	33
Securitized Debt with an average rate of 1.810%, due 2026	46	74
Securitized Debt with an average rate of 2.711%, due 2028	149	206
Securitized Debt with an average rate of 3.602%, due 2032	275	333
Securitized Debt with an average rate of 2.421%, due 2033	285	—
	755	766
Less: unamortized deferred financing costs(2)	(8)	(7)
	$747	$759

(1)	As of December 31, 2019 and 2018, weighted-average interest rates were 2.876 percent and 3.126 percent, respectively.
(2)

Amount relates to Securitized Debt only and does not include deferred financing costs of $3 million as of both December 31, 2019 and 2018, relating to our Timeshare Facility included in Other Assets in our consolidated balance sheets.

In August 2019, we completed a securitization of $308 million of gross timeshare financing receivables and issued approximately $216 million of 2.34 percent notes, $50 million of 2.54 percent notes and $34 million of 2.84 percent notes due July 2033. The Securitized Debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interest and temporarily by a $21 million cash deposit, which is reflected as Restricted cash in our consolidated balance sheets for the year ended December 31, 2019. The Securitized Debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt. The proceeds were primarily used to pay down the remaining borrowings on our Timeshare Facility and our Securitized Debt with a rate of 2.280%, due 2026 (“2013-A”) and general corporate operating expenses. In connection with the securitization, we incurred $4 million in debt issuance costs.

In September 2019, we exercised our call option on the remaining outstanding principal balance on our 2013-A Notes and prepaid the remaining balance in accordance with the terms of the arrangement. Collateral securing the notes were pledged as a part of the collateral backing the 2019-A Notes offering in place of the $21 million of cash used as collateral as a part of our 2019 securitization.

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

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $26 million and $27 million as of December 31, 2019 and December 31, 2018, respectively, and were included in Restricted cash in our consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of December 31, 2019 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2020	$12	$242	$254
2021	11	166	177
2022	11	113	124
2023	477	109	586
2024	300	42	342
Thereafter	23	83	106
	$834	$755	$1,589

Note 15: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	December 31, 2019
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$1,156	$—	$1,446
Liabilities:
Debt(2)	828	326	544
Non-recourse debt(2)	747	—	749

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

	December 31, 2018
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$1,120	$—	$1,339
Liabilities:
Debt(2)	604	302	309
Non-recourse debt(2)	759	—	753

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

We do not have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2019.

Note 16: Leases

We lease sales centers, office space and equipment under operating leases. Our leases expire at various dates from 2020 through 2030, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent expense associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Rent expense for all operating leases for the year ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Minimum rentals	$19	$21	$17
Contingent rentals	2	3	3
	$21	$24	$20

Supplemental information related to operating leases for the year ending December 31, 2019:

($ in millions)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$16

Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	10
Weighted-average remaining lease term of operating leases	6.1 years
Weighted-average discount rate of operating leases	5.34%

The future minimum rent payments under non-cancelable operating leases, due in each of the next five years and thereafter as of December 31, 2019, were as follows:

($ in millions)	Operating Leases
Year
2020	$17
2021	16
2022	12
2023	12
2024	11
Thereafter	22
Total future minimum lease payments	$90
Less: imputed interest	(14)
Present value of lease liabilities	$76

Note 17: Income Taxes

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJ Act”). The TCJ Act made broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact us: (1) reducing the U.S. federal corporate rate from 35 percent to 21 percent; (2) limiting the deductibility of certain executive compensation; (3) imposing a new tax on global intangible low-taxed income; and (4) limiting certain other deductions.

The 2019 and 2018 effective tax rates utilize the reduced 21% tax rate due to the TCJ Act while the 2017 effective tax rate utilizes the prior 35% tax rate but reflects the revaluation of deferred taxes due to the TCJ Act’s enactment.

The 2019 effective tax rate is lower than the 2018 effective tax rate primarily due to the tax benefit derived from the approval of a tax accounting method change for the 2017 taxable year which redetermined the tax allocation methodology for cost of sales associated with inventory.   Due to the TCJ Act of 2017, the federal income tax rate was reduced from 35% to 21%, resulting in a tax rate benefit of $18 million.

Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of income before taxes were as follows:

	Year Ended December 31,
($ in millions)	2019	2018	2017
U.S. income before tax	$234	$380	$283
Foreign income before tax	39	23	28
Income before taxes	$273	$403	$311

The components of our provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Current:
Federal	$37	$62	$94
State	9	15	11
Foreign	8	8	8
Total current	54	85	113
Deferred:
Federal	3	17	(137)
State	1	4	8
Foreign	(1)	(1)	—
Total deferred	3	20	(129)
Total provision for income taxes	$57	$105	$(16)

Reconciliations of our tax provision at the U.S. statutory rate to the provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Statutory U.S. federal income tax provision	$57	$85	$109
State and local income taxes, net of U.S. federal tax benefit	11	19	12
Impact of foreign operations	1	2	—
Interest on installment sales, net of U.S. federal tax benefit	4	3	3
Interest on installment sales adjustment	—	—	(5)
Effects of the TCJ Act	—	(4)	(133)
Tax accounting method change	(18)	—	—
Other	2	—	(2)
Provision for income taxes	$57	$105	$(16)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items.

The compositions of net deferred tax balances were as follows:

	December 31,
($ in millions)	2019	2018
Deferred income tax assets	$2	$1
Deferred income tax liabilities	(259)	(255)
Net deferred taxes	$(257)	$(254)

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were as follows:

	December 31,
($ in millions)	2019	2018
Deferred tax assets:
Compensation	$12	$11
Domestic tax loss and credit carryforwards	4	2
Foreign tax loss carryforwards	1	—
Other reserves	86	57
	103	70
Valuation allowance	(4)	(2)
Deferred tax assets	99	68
Deferred tax liabilities:
Property and equipment	(87)	(46)
Amortizable intangible assets	(9)	(10)
Deferred income	(259)	(266)
Other liabilities	(1)	—
Deferred tax liabilities	(356)	(322)
Net deferred taxes	$(257)	$(254)

Tax loss and credit carryforwards as of December 31, 2019 have expiration dates ranging between 8 years and no expiration in certain instances.  The amount of foreign tax loss carryforwards as of December 31, 2019 and December 31, 2018 were $2 million and $1 million, respectively.  The amount of state tax loss carryforwards as of December 31, 2019 was $8 million. There were no state tax loss carryforwards as of December 31, 2018. The amount of federal tax credit carryforwards as of December 31, 2019 and December 31, 2018 were $3 million and $2 million, respectively.

The valuation allowance increased $2 million to $4 million as of December 31, 2019. The valuation allowance has been established for financial reporting purposes to offset certain federal and state deferred tax assets due to uncertainty regarding our ability to realize them in the future.

Note 18: Share-Based Compensation

Stock Plan

We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units (“Performance RSUs”) and nonqualified stock options (“Options”) to certain employees and directors. We recognized share-based compensation expense of $22 million, $16 million and $15 million during the years ended December 31, 2019, 2018 and 2017 respectively. The total tax benefit recognized related to this compensation was $4 million for the years ended December 31, 2019, 2018 and 2017.

As of December 31, 2019, unrecognized compensation costs for unvested awards were approximately $19 million, which is expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2019, there were 6,500,726 shares of common stock available for future issuance under this plan.

Service RSUs

The following table provides information about our RSU grants for the last three fiscal years:

	Year Ended December 31,
	2019	2018	2017
Number of shares granted	500,925	378,069	534,329
Weighted average grant date fair value per share	$33.07	$42.63	$29.23
Fair value of shares vested (in millions)	$10	$13	$11

The following table summarizes the activity of our RSUs during the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	743,382	$34.31
Granted	500,925	33.07
Vested	(323,638)	31.76
Forfeited	(95,078)	35.15
Outstanding, end of period	825,591	34.46

Options

The following table provides information about our option grants for the last three fiscal years:

	Year Ended December 31,
	2019	2018	2017
Number of options granted	544,209	312,141	669,658
Weighted average exercise price per share	$33.32	$46.48	$28.30
Weighted average grant date fair value per share	$12.29	$14.78	$8.66

The grant date fair value of each of these options was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected volatility(1)	33.1%	26.6%	26.3%
Dividend yield(2)	—%	—%	—%
Risk-free rate(3)	2.6%	2.7%	2.3%
Expected term (in years)(4)	6.0	6.0	6.0

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

As of December 31, 2019, we had 617,419 Options outstanding that were exercisable. The following table summarizes the activity of our options during the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	1,106,672	$31.14
Granted	544,209	33.32
Exercised	(23,486)	26.03
Forfeited, canceled or expired	(86,313)	36.79
Outstanding, end of period	1,541,082	31.67
Exercisable, end of period	617,419	27.61

Performance Shares

During the year ended December 31, 2019 we issued 133,660 Performance RSUs with a weighted-average grant date fair value of $33.32. The Performance RSUs are settled at the end of a three-year performance period, with 70 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 30 percent of the Performance RSUs are subject to the achievement of certain contract sales targets. We determined that the performance conditions for these awards are probable of achievement and, as of December 31, 2019, we recognized compensation expense based on the number of Performance RSUs we expect to vest.

The following table provides information about our Performance RSU grants, which is based on our Adjusted EBITDA metric described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, further adjusted by sales of VOIs under construction for the last three fiscal years:

	Year Ended December 31,
	2019	2018	2017
Number of shares granted	93,566	64,809	—
Weighted average grant date fair value per share	$33.32	$42.94	$—

The following table provides information about our Performance RSU grants, which is based on contract sales as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for the last three fiscal years:

	Year Ended December 31,
	2019	2018	2017
Number of shares granted	40,094	27,769	—
Weighted average grant date fair value per share	$33.32	$42.94	$—

The following table summarizes the activity of our Performance RSUs during the year ended December 31, 2019:

	Adjusted EBITDA(1)		Contract Sales
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, beginning of period	57,301	$42.46	24,552	$42.46
Granted	93,566	33.32	40,094	33.32
Vested	—	—	—	—
Forfeited, canceled or expired	—	—	—	—
Outstanding, end of period	150,867	36.79	64,646	36.79

(1)	Represents our Adjusted EBITDA metric described in Part 1 of this Form 10-K, further adjusted by net recognition and deferral activity from sales of VOIs under construction.

Note 19: Earnings Per Share

The following table presents the calculation of our basic and diluted earnings per share (“EPS”).   The weighted average shares outstanding used to compute basic and diluted EPS for the year ended December 31, 2019 is 88,758,859 and 89,291,176, respectively. The weighted average shares outstanding used to compute basic and diluted EPS for the year ended December 31, 2018 is 97,209,889 and 97,898,242, respectively. The weighted average shares outstanding used to compute basic and diluted EPS for the year ended December 31, 2017 is 98,934,352 and 99,621,199, respectively.

	Year Ended December 31,
($ in millions, except per share amounts)	2019	2018	2017
Basic EPS
Numerator:
Net Income(1)	$216	$298	$327
Denominator:
Weighted average shares outstanding	89	97	99
Basic EPS	$2.43	$3.07	$3.30
Diluted EPS
Numerator:
Net Income(1)	$216	$298	$327
Denominator:
Weighted average shares outstanding	89	98	100
Diluted EPS	$2.42	$3.05	$3.28

(1)	Net income for years ended December 31, 2019, 2018, and 2017 was $215,695,961; $298,124,983 and $326,777,744, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the years ended December 31, 2019, 2018 and 2017, we excluded 836,677, 384,860 and 229,621 share-based compensation awards, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 20: Related Party Transactions

BRE Ace LLC and 1776 Holding, LLC

We hold a 25 percent ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.”

We hold a 50 percent ownership interest in 1776 Holdings, LLC, a VIE, which will construct a timeshare resort property, known as “Liberty Place Charleston, by Hilton Club.” In May 2019, we contributed an additional $2 million in cash to 1776 Holding, LLC.

We record Equity in earnings from our unconsolidated affiliates in our consolidated statements of operations. See Note 9: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Elara, by Hilton Grand Vacations and Liberty Place Charleston, by Hilton Club. These amounts are summarized in the following table and are included in our consolidated statements of operations as of the date they became related parties.

	December 31,
($ in millions)	2019	2018	2017
Equity in earnings from unconsolidated affiliates	$4	$—	$1
Commission and other fees	136	132	79

We also have $25 million and $29 million of outstanding receivables related to the fee-for-service agreements as of December 31, 2019 and 2018.

HNA Tourism Group Co., Ltd

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

We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Revenues:
Real estate sales and financing	$1,252	$1,462	$1,239
Resort operations and club management(1)	454	422	367
Total segment revenues	1,706	1,884	1,606
Cost reimbursements	168	147	135
Intersegment eliminations(1)(2)	(36)	(32)	(30)
Total revenues	$1,838	$1,999	$1,711

(1)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. These charges totaled $35 million, $31 million and $29 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $2 million for the year ended December 31, 2019 and less than $1 million for each of the years ended December 31, 2018 and 2017, respectively

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Adjusted EBITDA:
Real estate sales and financing(1)	$325	$447	$359
Resort operations and club management(1)	265	245	204
Segment Adjusted EBITDA	590	692	563
General and administrative	(111)	(117)	(104)
Depreciation and amortization	(51)	(36)	(29)
License fee expense	(101)	(98)	(87)
Other loss, net	(3)	(1)	—
Interest expense	(43)	(30)	(27)
Income tax (expense) benefit (2)	(57)	(105)	16
Equity in earnings from unconsolidated affiliates (3)	4	—	1
Other adjustment items	(12)	(7)	(6)
Net income	$216	$298	$327

(1)	Includes intersegment eliminations. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)

On December 22, 2017, the United States enacted tax reform legislation, the TCJ Act, resulting in significant modifications to existing law which resulted in a reduction in income tax expense for the year ended December 31, 2017. See Note 17: Income Taxes for additional information.

(3)

This amount primarily represents our 25 percent interest in BRE Ace LLC and our 50 percent interest in 1776 Holdings, LLC. See Note 9: Investment in Unconsolidated Affiliates for additional information.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2019	2018
Real estate sales and financing	$2,753	$2,501
Resort operations and club management	196	172
Total segment assets	2,949	2,673
Corporate	130	80
Total assets	$3,079	$2,753

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2019	2018	2017
Real estate sales and financing	$19	$36	$28
Resort operations and club management	5	—	2
Total segment capital expenditures for property and equipment	24	36	30
Corporate	13	8	5
Total capital expenditures for property and equipment	$37	$44	$35

Note 22: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2019, we were committed to purchase approximately $473 million of inventory and land over a period of 11 years and $25 million of other commitments under the normal course of business. Additionally, we have committed to develop additional vacation ownership units at an existing resort in Japan. We expect to begin construction of these units in 2020. The actual amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the years ended December 31, 2019 and 2018, we purchased $75 million and $18 million, respectively as required under our commitments. As of December 31, 2019, our remaining obligation pursuant to these arrangements was expected to be incurred as follows:

($ in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Inventory purchase obligations	$84	$221	$56	$58	$40	$14	$473
Other commitments(1)	15	8	2	—	—	—	25
Total	$99	$229	$58	$58	$40	$14	$498

(1)	Primarily relates to commitments related to information technology and brand licensing under the normal course of business

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated all legal matters and we believe that possible losses derived from an unfavorable outcome that is reasonably possible or remote is not reasonably estimable. While the actual results of claims and litigation cannot be predicted with certainty, we expect that the resolution of all pending or threatened claims and litigation as of December 31, 2019, will not materially affect our consolidated financial statements.

Note 23: Supplemental Disclosures of Cash Flow Information

Cash paid for interest during the years ended December 31, 2019, 2018 and 2017, was $63 million, $49 million and $42 million, respectively. Cash paid for income taxes during the years ended December 31, 2019, 2018 and 2017 was $74 million, $153 million and $57 million, respectively.

The following non-cash activities were excluded from the consolidated statements of cash flows:

•	In 2019, we recorded a $23 million non-cash issuance of other debt related to the acquisition of property for future conversion to inventory involving a note payable financed by the seller.
•	In 2019, we recorded net non-cash operating activity transfers of $25 million from Property and equipment to Inventory related to the registration of timeshare units under construction.
•

In 2019, we recorded non-cash operating activity transfers of $40 million related to the reclassification of deposits on properties for future development into timeshare inventory from Other assets to Property and equipment.

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

Note 24: Condensed Consolidating Guarantor Financial Information

In November 2016, Hilton Grand Vacations Borrower LLC and Hilton Grand Vacations Borrower Inc. (the “Subsidiary Issuers”), entities formed in October 2016 which are 100 percent owned by HGV (the “Parent”), issued the Senior Unsecured Notes. The obligations of the Subsidiary Issuers are fully and unconditionally guaranteed jointly and severally on a senior unsecured basis by the Parent, and certain of the Parent’s 100 percent owned domestic subsidiaries (the “Guarantors”). The indenture that governs the Senior Unsecured Notes provides that any subsidiary of the Company that provides a guarantee of the senior secured credit facilities will guarantee the Senior Unsecured Notes. Neither of our foreign subsidiaries nor certain of our special purpose subsidiaries formed in connection with our Timeshare Facility and Securitized Timeshare Debt guarantee the Senior Unsecured Notes (collectively, the “Non-Guarantors”). In January 2018, the Subsidiary Issuers completed an exchange offer pursuant to which substantially all of the outstanding Senior Unsecured Notes, which were originally issued without registration under the  Securities Act, were exchanged for substantially identical notes that were registered under Securities Act, as required by the terms of the original issuance.

The following schedules present the condensed consolidating financial information as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017, for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	December 31, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$2	$—	$33	$32	$—	$67
Restricted cash	—	—	59	26	—	85
Accounts receivable, net	—	—	192	52	(70)	174
Timeshare financing receivables, net	—	—	449	707	—	1,156
Inventory	—	—	524	34	—	558
Property and equipment, net	—	—	718	60	—	778
Operating lease right-of-use assets, net	—	—	58	2	—	60
Investments in unconsolidated affiliates	—	—	44	—	—	44
Intangible assets, net	—	—	89	—	—	89
Other assets	—	5	52	11	—	68
Investments in subsidiaries	568	1,364	136	—	(2,068)	—
TOTAL ASSETS	$570	$1,369	$2,354	$924	$(2,138)	$3,079
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$—	$329	$39	$(70)	$298
Advance deposits	—	—	115	—	—	115
Debt, net	—	801	27	—	—	828
Non-recourse debt, net	—	—	—	747	—	747
Operating lease liabilities	—	—	74	2	—	76
Deferred revenues	—	—	186	—	—	186
Deferred income tax liabilities	—	—	259	—	—	259
Total equity	570	568	1,364	136	(2,068)	570
TOTAL LIABILITIES AND EQUITY	$570	$1,369	$2,354	$924	$(2,138)	$3,079

	December 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$4	$—	$89	$15	$—	$108
Restricted cash	—	—	45	27	—	72
Accounts receivable, net	—	—	157	17	(21)	153
Timeshare financing receivables, net	—	—	209	911	—	1,120
Inventory	—	—	502	25	—	527
Property and equipment, net	—	—	553	6	—	559
Investment in unconsolidated affiliate	—	—	38	—	—	38
Intangible assets, net	—	—	81	—	—	81
Other assets	—	6	41	48	—	95
Investments in subsidiaries	612	1,210	277	—	(2,099)	—
TOTAL ASSETS	$616	$1,216	$1,992	$1,049	$(2,120)	$2,753
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$—	$332	$13	$(21)	$324
Advance deposits	—	—	101	—	—	101
Debt, net	—	604	—	—	—	604
Non-recourse debt, net	—	—	—	759	—	759
Deferred revenues	—	—	95	—	—	95
Deferred income tax liabilities	—	—	254	—	—	254
Total equity	616	612	1,210	277	(2,099)	616
TOTAL LIABILITIES AND EQUITY	$616	$1,216	$1,992	$1,049	$(2,120)	$2,753

	For the Year Ended December 31, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$409	$100	$—	$509
Sales, marketing, brand and other fees	—	—	632	7	(66)	573
Financing	—	—	77	101	(8)	170
Resort and club management	—	—	190	1	—	191
Rental and ancillary services	—	—	224	3	—	227
Cost reimbursements	—	—	164	4	—	168
Total revenues	—	—	1,696	216	(74)	1,838
Expenses
Cost of VOI sales	—	—	107	20	—	127
Sales and marketing	—	—	719	66	(66)	719
Financing	—	—	19	42	(8)	53
Resort and club management	—	—	46	—	—	46
Rental and ancillary services	—	—	142	5	—	147
General and administrative	—	—	111	—	—	111
Depreciation and amortization	—	—	50	1	—	51
License fee expense	—	—	100	1	—	101
Cost reimbursements	—	—	164	4	—	168
Total operating expenses	—	—	1,458	139	(74)	1,523
Interest expense	—	(43)	—	—	—	(43)
Dividends from subsidiary	281	281	—	—	(562)	—
Equity in earnings from unconsolidated affiliates	—	—	4	—	—	4
Other loss, net	—	—	(3)	—	—	(3)
Income before income taxes	281	238	239	77	(562)	273
Income tax expense	—	—	(56)	(1)	—	(57)
Income before equity in earnings from subsidiaries	281	238	183	76	(562)	216
Equity in (losses) earnings from subsidiaries	(65)	259	77	—	(271)	—
Net income	$216	$497	$260	$76	$(833)	$216

	For the Year Ended December 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$716	$18	$—	$734
Sales, marketing, brand and other fees	—	—	578	4	(12)	570
Financing	—	—	70	95	(7)	158
Resort and club management	—	—	172	—	—	172
Rental and ancillary services	—	—	216	2	—	218
Cost reimbursements	—	—	143	4	—	147
Total revenues	—	—	1,895	123	(19)	1,999
Expenses
Cost of VOI sales	—	—	208	2	—	210
Sales and marketing	—	—	725	15	(12)	728
Financing	—	—	19	37	(7)	49
Resort and club management	—	—	47	—	—	47
Rental and ancillary services	—	—	130	3	—	133
General and administrative	—	—	116	1	—	117
Depreciation and amortization	—	—	36	—	—	36
License fee expense	—	—	98	—	—	98
Cost reimbursements	—	—	143	4	—	147
Total operating expenses	—	—	1,522	62	(19)	1,565
Interest expense	—	(30)	—	—	—	(30)
Other loss, net	—	—	(1)	—	—	(1)
Income (loss) before income taxes	—	(30)	372	61	—	403
Income tax expense	—	—	(105)	—	—	(105)
Income (loss) before equity in earnings (loss) from subsidiaries	—	(30)	267	61	—	298
Equity in earnings from subsidiaries	298	328	61	—	(687)	—
Net income	$298	$298	$328	$61	$(687)	$298

	For the Year Ended December 31, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$518	$30	$—	$548
Sales, marketing, brand and other fees	—	—	545	3	(4)	544
Financing	—	—	71	83	(7)	147
Resort and club management	—	—	156	2	—	158
Rental and ancillary services	—	—	177	2	—	179
Cost reimbursements	—	—	131	4	—	135
Total revenues	—	—	1,598	124	(11)	1,711
Expenses
Cost of VOI sales	—	—	145	3	—	148
Sales and marketing	—	—	650	17	(4)	663
Financing	—	—	19	31	(7)	43
Resort and club management	—	—	41	2	—	43
Rental and ancillary services	—	—	120	2	—	122
General and administrative	—	—	101	3	—	104
Depreciation and amortization	—	—	29	—	—	29
License fee expense	—	—	87	—	—	87
Cost reimbursements	—	—	131	4	—	135
Total operating expenses	—	—	1,323	62	(11)	1,374
Interest expense	—	(27)	—	—	—	(27)
Equity in earnings from unconsolidated affiliate	—	—	1	—	—	1
Income (loss) before income taxes	—	(27)	276	62	—	311
Income tax benefit (expense)	—	—	18	(2)	—	16
Income (loss) before equity in earnings (loss) from subsidiaries	—	(27)	294	60	—	327
Equity in earnings from subsidiaries	327	354	60	—	(741)	—
Net income	$327	$327	$354	$60	$(741)	$327

	For the Year Ended December 31, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$216	$498	$(7)	$253	$(815)	$145
Investing Activities
Capital expenditures for property and equipment	—	—	(33)	(4)	—	(37)
Software capitalization costs	—	—	(26)	—	—	(26)
Investments in unconsolidated affiliates	—	—	(2)	—	—	(2)
Dividends from subsidiary	281	281	—	—	(562)	—
Net cash provided by (used in) investing activities	281	281	(61)	(4)	(562)	(65)
Financing Activities
Issuance of debt	—	485	—	—	—	485
Issuance of non-recourse debt	—	—	—	365	—	365
Repayment of debt	—	(290)	—	—	—	(290)
Repayment of non-recourse debt	—	—	—	(376)	—	(376)
Debt issuance costs	—	—	—	(6)	—	(6)
Repurchase and retirement of common stock	(283)	—	—	—	—	(283)
Payment of withholding taxes on vesting of restricted stock units	(4)	—	—	—	—	(4)
Proceeds from employee stock plan purchases	3	—	—	—	—	3
Other financing activity	—	—	(2)	—	—	(2)
Intercompany transfers	(215)	(974)	28	(216)	1,377	—
Net cash (used in) provided by financing activities	(499)	(779)	26	(233)	1,377	(108)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2)	—	(42)	16	—	(28)
Cash, cash equivalents and restricted cash, beginning of period	4	—	134	42	—	180
Cash, cash equivalents and restricted cash, end of period	$2	$—	$92	$58	$—	$152

	For the Year Ended December 31, 2018
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash (used in) provided by operating activities	$—	$(28)	$163	$(291)	$(3)	$(159)
Investing Activities
Capital expenditures for property and equipment	—	—	(37)	(7)	—	(44)
Software capitalization costs	—	—	(19)	—	—	(19)
Return of investment from unconsolidated affiliates	—	—	11	—	—	11
Investment in unconsolidated affiliates	—	—	(10)	—	—	(10)
Net cash used in investing activities	—	—	(55)	(7)	—	(62)
Financing Activities
Issuance of debt	—	530	—	—	—	530
Issuance of non-recourse debt	—	—	—	663	—	663
Repayment of debt	—	(408)	—	—	—	(408)
Repayment of non-recourse debt	—	—	—	(485)	—	(485)
Debt issuance costs	—	(7)	—	(5)	—	(12)
Repurchase and retirement of common stock	—	(183)	—	—	—	(183)
Payment of withholding taxes on vesting of restricted stock units	—	(4)	—	—	—	(4)
Capital contribution	—	3	—	—	—	3
Intercompany transfers	4	97	(233)	129	3	—
Net cash provided by (used in) financing activities	4	28	(233)	302	3	104
Net increase (decrease) in cash, cash equivalents and restricted cash	4	—	(125)	4	—	(117)
Cash, cash equivalents and restricted cash, beginning of period	—	—	259	38	—	297
Cash, cash equivalents and restricted cash, end of period	$4	$—	$134	$42	$—	$180

	For the Year Ended December 31, 2017
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash (used in) provided by operating activities	$—	$(27)	$156	$235	$(8)	$356
Investing Activities
Capital expenditures for property and equipment	—	—	(33)	(2)	—	(35)
Software capitalization costs	—	—	(12)	—	—	(12)
Investment in unconsolidated affiliate	—	—	(40)	—	—	(40)
Net cash used in investing activities	—	—	(85)	(2)	—	(87)
Financing Activities
Issuance of non-recourse debt	—	—	—	350	—	350
Repayment of debt	—	(10)	—	—	—	(10)
Repayment of non-recourse debt	—	—	—	(459)	—	(459)
Debt issuance costs	—	—	—	(5)	—	(5)
Proceeds from stock option exercises	—	—	1	—	—	1
Intercompany transfers	—	37	59	(104)	8	—
Net cash provided by (used in) financing activities	—	27	60	(218)	8	(123)
Net increase in cash, cash equivalents and restricted cash	—	—	131	15	—	146
Cash, cash equivalents and restricted cash, beginning of period	—	—	128	23	—	151
Cash, cash equivalents and restricted cash, end of period	$—	$—	$259	$38	$—	$297

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

	2019(1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
($ in millions, except per share data)
Total revenues	$450	$454	$466	$468	$1,838
Total operating expenses	365	390	384	384	1,523
Income before income taxes	75	54	70	74	273
Net income	55	39	50	72	216
Basic earnings per share	$0.59	$0.43	$0.59	$0.83	$2.43
Diluted earnings per share	$0.58	$0.43	$0.59	$0.83	$2.42

(1)	The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

	2018(1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
($ in millions, except per share data)
Total revenues	$367	$563	$427	$642	$1,999
Total operating expenses	320	408	364	473	1,565
Income before income taxes	40	146	56	161	403
Net income	30	107	41	120	298
Basic earnings per share	$0.31	$1.10	$0.42	$1.25	$3.07
Diluted earnings per share	$0.30	$1.10	$0.42	$1.24	$3.05

(1)	The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

Note 26: Subsequent Events

In January 2020, we executed the following transactions:

•	we borrowed $20 million and repaid $25 million, respectively, under our revolving credit facility
•	we amended the Timeshare Facility, temporarily changing certain covenant requirements. All other terms and borrowing capacity remained the same
•

we completed the registrations for timeshare units under construction in New York, New York and Los Cabos, Mexico that resulted in a transfer of $199 million and $50 million, respectively, from property and equipment to inventory.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Report will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 (the “2020 Proxy Statement”), which information is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Item 11 will be included in our 2020 Proxy Statement, which is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our 2020 Proxy Statement, which is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our 2020 Proxy Statement, which is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in our 2020 Proxy Statement, which is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 65 of this Form 10-K.
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

4.1(a)

Indenture, dated as of October 24, 2016, among Hilton Grand Vacations Borrower LLC, as the issuer, Hilton Grand Vacations Borrower Inc., as the co-issuer, the guarantors from time to time party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-27794) filed on November 23, 2016).

4.1(b)

Form of First Supplemental Indenture, dated as of November 29, 2016, among Hilton Grand Vacations Borrower LLC, as the issuer, Hilton Grand Vacations Borrower Inc., as the co-issuer, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on November 23, 2016).

4.1(c)

Second Supplemental Indenture, dated as of May 29, 2019, by and among the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of October 24, 2016, by and among Hilton Grand Vacations Borrower LLC, as the issuer, Hilton Grand Vacations Borrower Inc., as the co-issuer, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q (File No.  001-37794) filed on August 1, 2019).

4.2	Forms of 6.500% Senior Note due 2024 (included in Exhibit 4.1(a)).

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

4.4*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1

Employee Matters Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.  001-37794) filed on January 4, 2017).

10.2

Tax Matters Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No.  001-37794) filed on January 4, 2017).

10.3

License Agreement, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

Exhibit No.	Description

10.4(a)

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

10.4(b)

Amendment No. 1 to Receivables Loan Agreement, effective as of July  25, 2013, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, Deutsche Bank AG, New York Branch, as a committed lender and a managing agent, Montage Funding, LLC, as a conduit lender, Deutsche Bank Securities, Inc., as administrative agent, and Bank of America, N.A., as assignee (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Hilton Worldwide Holdings Inc.’s Registration Statement on Form S-1/A (No. 333-191110) filed on November 8, 2013).

10.4(c)

Omnibus Amendment No. 2 to Receivables Loan Agreement, Amendment No.  1 to Sale and Contribution Agreement and Consent to Custody Agreement, effective as of October  25, 2013, among Hilton Grand Vacations Trust I LLC, as borrower, Grand Vacations Services LLC, as servicer, Hilton Resorts Corporation, as seller, Wells Fargo Bank, National Association, as custodian, the financial institutions signatory thereto, as managing agents, and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Hilton Worldwide Holdings Inc.’s Registration Statement on Form S-1/A (No. 333-191110) filed on November 8, 2013).

10.4(d)

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

10.4(e)

Omnibus Amendment No. 4 to Receivables Loan Agreement and Amendment No.  2 to Sale and Contribution Agreement, effective as of August 18, 2016, among Hilton Grand Vacations Trust I LLC, as borrower, Hilton Resorts Corporation, as seller, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory thereto, as managing agents, the financial institutions signatory thereto as committed lenders and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on September 16, 2016).

10. 4(f)

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

10. 4(g)

Amendment No. 6 to Receivables Loan Agreement and Assignment and Acceptance, effective as of December 14, 2016, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory thereto, as managing agents, the financial institutions signatory thereto as committed lenders and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.37 to the Registrant’s amended Annual Report on Form 10-K/A (File No. 001-37794) filed on March 13, 2018).

10. 4(h)

Amendment No. 7 to Receivables Loan Agreement, effective as of April 19, 2017, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory thereto, as managing agents, the financial institutions signatory thereto as committed lenders and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.38 to the Registrant’s amended Annual Report on Form 10-K/A (File No. 001-37794) filed on March 13, 2018).

10. 4(i)

Omnibus Amendment No. 8 to Receivables Loan Agreement and Amendment No. 3 to Sale and Contribution Agreement, effective as of March 9, 2018, by and among Hilton Grand Vacations Trust I LLC, as borrower, Hilton Resorts Corporation, as seller, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the financial institutions signatory hereto as managing agents, the financial institutions signatory hereto as managing agents, the financial institutions signatory hereto as conduit lenders, the financial institution signatory hereto as committed lenders, and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 13, 2018).

10. 4(j)

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

10.4(k)

Amendment No. 10 to Receivables Loan Agreement effective as of February 14, 2019 by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders and Deutsche Bank Securities, Inc., as administrative agent (incorporated by reference to Exhibit 10.9(k) to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on February 28, 2019).

10.4(l)

Omnibus Amendment No. 11 to Receivables Loan Agreement and Amendment No. 5 to Sale and Contribution Agreement, effective as of April 25, 2019, by and among Hilton Grand Vacations Trust I LLC, as borrower, Hilton Resorts Corporation, as seller, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, and Bank of America, N.A., as administrative agent and managing agent, and Wells Fargo Bank, National association as securities intermediary and paying agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 25, 2019).

10.4(m)

Omnibus Amendment No. 12 to Receivables Loan Agreement, effective as of September 19, 2019, by and among Hilton Grand Vacations Trust I LLC, as borrower, Hilton Resorts Corporation, as seller, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, Bank of America, N.A., as administrative agent, and Wells Fargo Bank, National Association, as securities intermediary and paying agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on October 31, 2019).

10.5(a)†	Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

Exhibit No.	Description
10.5(b)†

2017 Declaration of Amendment to Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-37794) filed on March 24, 2017).

10.6†

Hilton Grand Vacations Inc. 2017 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.7(a)†

Hilton Resorts Corporation 2017 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.7(b)†

Hilton Resorts Corporation Executive Deferred Compensation Plan, as amended and restated effective as of September 1, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on November 1, 2018).

10.8(a)†

Offer Letter, dated November 16, 2018, with Gordon S. Gurnik (incorporated by reference to Exhibit 10.13(b) to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on February 28, 2019).

10.8(b)†

Offer Letter, dated November 23, 2018, with Daniel J. Mathewes (incorporated by reference to Exhibit 10.13(c) to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on February 28, 2019).

10.8(c)†*	Offer Letter, dated July 26, 2017, with Sherri A. Silver from Hilton Grand Vacations Inc.

10.9†

Employment Letter Agreement, dated April 17, 2017, between Mark D. Wang and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10.10(a)†

Severance Agreement, dated April 17, 2017, between Mark D. Wang and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10. 10(b)†

Severance Agreement, dated April 17, 2017, between Stan R. Soroka and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10. 10(c)†

Severance Agreement, dated April 17, 2017, between Barbara L. Hollkamp and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10.10(d)†

Severance Agreement, dated April 17, 2017, between Charles R. Corbin and Hilton Grand Vacations, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2017).

10.10(e)†

Severance Agreement, dated November 30, 2017, between Dennis A. DeLorenzo and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on March 1, 2018).

10.10(f)†

Severance Agreement, dated November 30, 2017, between Sherri A. Silver and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on March 1, 2018).

10.10(g)†

Severance Agreement, dated effective as of November 28, 2018, between Daniel J. Mathewes and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.15(h) to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on February 28, 2019).

Exhibit No.	Description
10.10(h)†

Severance Agreement, dated effective as of December 3, 2019, between Gordon S. Gurnik and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.15(i) to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on February 28, 2019).

10.11†

Form of Indemnification Agreement entered into between Hilton Grand Vacations Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on November 14, 2016).

10.12(a)

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

10.12(b)

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

10.12(c)

Joinder Agreement, dated as of April 9, 2019, by and among subsidiary guarantors party thereto and Bank of America N.A., as administrative agent and collateral agent, related to the Credit Agreement, dated as of December 28, 2016, as amended by Amendment No. 1 to the Credit Agreement, dated as of November 28, 2018, by and among Hilton Grand Vacations Borrower LLC, Hilton Grand Vacations Parent LLC, the other guarantors party thereto from time to time, the other lender parties thereto, and Bank of America, N.A., as successor administrative agent, collateral agent, L/C issuer and swing line lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 1, 2019).

10.13	Hilton Grand Vacations Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-218056) filed on May 17, 2017).

10.14(a)†

Form of Restricted Stock Unit Agreement under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 15, 2017).

10.14(f)†

Form of Restricted Stock Unit Agreement for Mr. Mark Wang under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).

10.15(a)†

Form of Nonqualified Stock Option Agreement under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 15, 2017).

10.15(b)†

Form of Nonqualified Stock Option Agreement (Converted Award – 2014 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14(b) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.15(c)†

Form of Nonqualified Stock Option Agreement (Converted Award – 2015 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14(c) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.15(d)†

Form of Nonqualified Stock Option Agreement (Converted Award – 2016 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14(d) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.15(e)†

Form of Nonqualified Stock Option Agreement for Mr. Mark Wang under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).

Exhibit No.	Description
10.16(a)†

Form of Performance and Service Based Restricted Stock Unit Agreement (for use for all named executive officers other than Mr. Mark Wang) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed March 8, 2018).

10.16(b)†

Form of Amended and Restated Performance and Service Based Restricted Stock Unit Agreement (for use for all named executive officers other than Mr. Mark Wang) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on August 9, 2018).

10.16(c)†

Form of Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).

10.16(d)†

Form of Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on August 9, 2018).

10.16(e)†

Form of Amendment to Amended and Restated Performance and Service Based Restricted Stock Unit Agreement under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (for 2018 Performance RSUs) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 8, 2019).

10.17†

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Hilton Grand Vacations Inc. 2017 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.18

Amended and Restated Limited Liability Company Agreement of BRE Ace LLC, a Delaware limited liability company, dated as of July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on July 21, 2017).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit No.	Description
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished not filed.
***

These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March 2020.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 2nd day of March 2020.

Signature	Title

/s/ Mark D. Wang	President and Chief Executive Officer
Mark D. Wang	(principal executive officer)

/s/ Daniel J. Mathewes	Executive Vice President and Chief Financial Officer
Daniel J. Mathewes	(principal financial officer)

/s/ Allen J. Klingsick	Senior Vice President and Chief Accounting Officer
Allen J. Klingsick	(principal accounting officer)

/s/ Leonard A. Potter	Chairman of the Board of Directors
Leonard A. Potter

/s/ Brenda J. Bacon	Director
Brenda J. Bacon

/s/ David W. Johnson	Director
David W. Johnson

/s/ Mark H. Lazarus	Director
Mark H. Lazarus

/s/ Pamela H. Patsley	Director
Pamela H. Patsley

/s/ Paul W. Whetsell	Director
Paul W. Whetsell