Form 10-Q
period 2020-03-31
Hilton Grand Vacations Inc.
filed 2020-04-30
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 24, 2020 was 84,987,241.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$669	$67
Restricted cash	90	85
Accounts receivable, net of allowance for credit losses of $17 and $21	158	174
Timeshare financing receivables, net	1,122	1,156
Inventory	885	558
Property and equipment, net	473	778
Operating lease right-of-use assets, net	62	60
Investments in unconsolidated affiliates	47	44
Intangible assets, net	78	77
Other assets	120	80
TOTAL ASSETS (variable interest entities - $694 and $748)	$3,704	$3,079
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$268	$298
Advanced deposits	117	115
Debt, net	1,266	828
Non-recourse debt, net	885	747
Operating lease liabilities	77	76
Deferred revenues	277	186
Deferred income tax liabilities	251	259
Total liabilities (variable interest entities - $694 and $750)	3,141	2,509
Commitments and contingencies - see Note 19
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 84,987,241 shares issued and outstanding as of March 31, 2020 and 85,535,501 shares issued and outstanding as of December 31, 2019	1	1
Additional paid-in capital	172	179
Accumulated retained earnings	390	390
Total equity	563	570
TOTAL LIABILITIES AND EQUITY	$3,704	$3,079

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Sales of VOIs, net	$56	$125
Sales, marketing, brand and other fees	106	141
Financing	44	41
Resort and club management	44	42
Rental and ancillary services	52	59
Cost reimbursements	49	42
Total revenues	351	450
Expenses
Cost of VOI sales	14	36
Sales and marketing	157	170
Financing	13	13
Resort and club management	12	11
Rental and ancillary services	37	35
General and administrative	21	27
Depreciation and amortization	12	8
License fee expense	22	23
Cost reimbursements	49	42
Total operating expenses	337	365
Interest expense	(10)	(10)
Equity in earnings from unconsolidated affiliates	3	1
Other gain (loss), net	2	(1)
Income before income taxes	9	75
Income tax expense	(1)	(20)
Net income	$8	$55
Earnings per share:
Basic	$0.09	$0.59
Diluted	$0.09	$0.58

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$8	$55
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12	8
Amortization of deferred financing costs, contract costs, and other	4	4
Provision for financing receivables losses	37	14
Other (gain) loss, net	(2)	1
Share-based compensation	(2)	5
Deferred income tax (benefit) expense	(8)	5
Equity in earnings from unconsolidated affiliates	(3)	(1)
Net changes in assets and liabilities:
Accounts receivable, net	16	7
Timeshare financing receivables, net	(3)	(5)
Inventory	(10)	(3)
Purchases and development of real estate for future conversion to inventory	(5)	(63)
Other assets	(42)	(33)
Accounts payable, accrued expenses and other	(42)	(27)
Advanced deposits	2	5
Deferred revenues	91	41
Other	—	1
Net cash provided by operating activities	53	14
Investing Activities
Capital expenditures for property and equipment	(3)	(6)
Software capitalization costs	(5)	(4)
Net cash used in investing activities	(8)	(10)
Financing Activities
Issuance of debt	495	195
Issuance of non-recourse debt	195	—
Repayment of debt	(57)	(23)
Repayment of non-recourse debt	(58)	(40)
Repurchase and retirement of common stock	(10)	(92)
Payment of withholding taxes on vesting of restricted stock units	(2)	(2)
Other financing activity	(1)	—
Net cash provided by financing activities	562	38
Net increase in cash, cash equivalents and restricted cash	607	42
Cash, cash equivalents and restricted cash, beginning of period	152	180
Cash, cash equivalents and restricted cash, end of period	$759	$222

Supplemental disclosure of non-cash operating activities:
Non-cash transfers from Inventory to Property and Equipment(1)	$301	$—
Supplemental disclosure of non-cash financing activities:
Issuance of other debt	$—	$23

(1)	See Note 8: Property and Equipment for more information.

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2019	85	$1	$179	$390	$570
Net income	—	—	—	8	8
Activity related to share-based compensation	—	—	(5)	—	(5)
Repurchase and retirement of common stock	(1)	—	(2)	(8)	(10)
Balance as of March 31, 2020	84	1	$172	$390	$563

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2018	94	$1	$174	$441	$616
Net income	—	—	—	55	55
Activity related to share-based compensation	—	—	1	—	1
Repurchase and retirement of common stock	(3)	—	(5)	(92)	(97)
Balance as of March 31, 2019	91	1	$170	$404	$575

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts; and managing our points-based Hilton Grand Vacations Club exchange program (collectively the “Club”). As of March 31, 2020, we had 59 properties, comprised of 9,551 units, located in the United States (“U.S.”), Japan, the United Kingdom, Italy and Barbados.

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

The unaudited condensed consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to prevent information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on March 2, 2020.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance.

Summary of Significant Accounting Policies

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consists of trade receivables and is reported at the customers’ outstanding balances, less any allowance for credit losses. The expected credit losses are measured using an expected-loss model that reflects the risk of loss and considers the losses expected over the outstanding period of the receivable.

Cloud Computing Arrangements

We capitalize certain costs associated with cloud computing arrangements (“CCAs”). These costs are included in Other assets in our condensed consolidated balance sheets and are expensed in the same line as the hosting arrangement in our condensed consolidated statements of operations using the straight-line method over the assets’ estimated useful lives, which is generally three to five years. We review the CCAs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the fair value in our condensed consolidated statements of operations.

Derivative Instruments

We use derivative instruments as part of our overall strategy to manage our exposure to market risks primarily associated with fluctuations in interest rates and do not use derivatives for trading or speculative purposes. We record the derivative instrument at fair value either as an asset or liability. We assess the effectiveness of our hedging instruments quarterly and record changes in fair value in accumulated other comprehensive income (“AOCI”) for the effective portion of the hedge and record the ineffectiveness of a hedge immediately in earnings in our condensed consolidated statements of operations. We release the derivative’s gain or loss from AOCI to match the timing of the underlying hedged items’ effect on earnings.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

On January 1, 2020, we adopted Accounting Standards Update (ASU) No. 2016-13, (“ASU 2016-13”), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), using the modified retrospective approach. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis are measured using an expected-loss model, replacing the current incurred-loss model, and recorded through an allowance for credit losses. The adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financial statements and related disclosures and no cumulative adjustment was recorded primarily as our timeshare financing receivables are recorded net of an allowance that is calculated in accordance with ASC 606, Revenue from Contracts with Customers.

On January 1, 2020, we adopted ASU 2018-15 (“ASU 2018-15”), Customer’s Accounting Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. This ASU has been adopted using the retrospective approach. Accordingly, previously reported financial information has been restated to reflect the application of the new standard to the comparative periods presented. The adoption of ASU 2018-15 did not have a material impact on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and which also clarifies and amends existing guidance to improve consistent application. The provisions of this ASU are effective for reporting periods after December 15, 2020. We are currently evaluating the effect that this ASU will have on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the effect that this ASU will have on our condensed consolidated financial statements.

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

	Three Months Ended March 31,
($ in millions)	2020	2019
Real Estate and Financing Segment
Sales of VOIs, net	$56	$125
Sales, marketing, brand and other fees	106	141
Interest income	38	36
Other financing revenue	6	5
Real estate and financing segment revenues	$206	$307

	Three Months Ended March 31,
($ in millions)	2020	2019
Resort Operations and Club Management Segment
Club management	$25	$26
Resort management	19	16
Rental	47	52
Ancillary services	5	7
Resort operations and club management segment revenues	$96	$101

Contract Balances

The following table provides information on our accounts receivable and contract assets from contracts with customers which are included in Accounts receivable, net on our condensed consolidated balance sheets:

	March 31,	December 31,
($ in millions)	2020	2019
Receivables	$115	$129
Contract assets	1	—

The following table presents the composition of our contract liabilities.

	March 31,	December 31,
($ in millions)	2020	2019
Contract liabilities:
Advanced deposits	$117	$115
Deferred Sales of VOIs of projects under construction	131	84
Club activation fees, annual dues and other	130	86
Club Bonus Point incentive liability(1)	61	59

(1)

Amounts related to the Club Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets. This liability is comprised of unrecognized revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned for the three months ended March 31, 2020 that was included in the contract liabilities balance at December 31, 2019 was approximately $36 million.

Our accounts receivables that relate to our contracts with customers includes amounts associated with our contractual right to consideration for completed performance obligations related primarily to our fee-for-service arrangements and homeowners’ associations (“HOA”) management agreements and are settled when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time. Refer to Note 6: Timeshare Financing Receivables for information on balances and changes in balances during the period related to our timeshare financing receivables.

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

Transaction Price Allocated to Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contract revenue that has not yet been recognized. Our contracts with remaining performance obligations primarily include (i) sales of VOIs under construction, (ii) Club activation fees paid at closing of a VOI purchase, (iii) customers’ advanced deposits on prepaid vacation packages and (iv) Club Bonus Points that may be redeemed in the future. The following table represents the deferred revenue, cost of VOI sales and direct selling costs from sales of VOIs related to projects under construction as of March 31, 2020:

	March 31,	December 31,
($ in millions)	2020	2019
Sales of VOIs, net	$131	$84
Cost of VOI sales(1)	40	27
Sales and marketing expense	19	12

(1)	Includes anticipated Cost of VOI sales related to inventory associated with Sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete.

We expect to recognize the revenue, costs of VOI sales and direct selling costs upon completion of the projects in 2021.

The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Club Bonus Points as of March 31, 2020:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$117	18 months	Upon customer stays
Club activation fees	71	7 years	Straight-line basis over average inventory holding period
Club Bonus Points	61	24 months	Upon redemption

Note 4: Restricted Cash

Restricted cash was as follows:

	March 31,	December 31,
($ in millions)	2020	2019
Escrow deposits on VOI sales	$59	$59
Reserves related to non-recourse debt	31	26
	$90	$85

Note 5: Accounts Receivable

The following table represents our accounts receivable, net of allowance for credit losses.  Following the adoption of ASC 326 on January 1, 2020, accounts receivable within the scope of ASC 326 are measured at amortized cost.

($ in millions)	March 31, 2020
Fee-for-service commissions(1)	$63
Real estate and financing	15
Resort and club operations	28
Tax receivables	41
Other receivables(2)	11
Total	$158

(1)	Net of allowance.
(2)	Primarily includes individually insignificant accounts receivable recognized in the ordinary course of business, the allowances for which are individually insignificant.

Our accounts receivable are all due within one year of origination. We use delinquency status and economic factors as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates.

We sell VOIs on behalf of third-party developers using the Hilton Grand Vacations brand in exchange for sales, marketing and brand fees.  We use historical losses and economic factors as a basis to develop our allowance for credit losses. Under these fee-for-service arrangements, we earn commission fees based on a percentage of total interval sales.  Additionally, the terms include provisions requiring the reduction of fees earned for defaults and cancellations.

The changes in our allowance for fee-for-service commissions were as follows:

($ in millions)	March 31, 2020
Balance as of December 31, 2019	$19
Current period provision for expected credit losses	4
Write-offs charged against the allowance	(8)
Balance at March 31, 2020	$15

Note 6: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	March 31, 2020
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$703	$631	$1,334
Less: allowance for financing receivables losses	(48)	(164)	(212)
	$655	$467	$1,122

	December 31, 2019
($ in millions)	Securitized and Pledged	Unsecuritized(1)	Total
Timeshare financing receivables	$758	$582	$1,340
Less: allowance for financing receivables losses	(54)	(130)	(184)
	$704	$452	$1,156

(1)

Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility ("Timeshare Facility") as well as amounts held as future collateral for securitization activities.

As of March 31, 2020, the carrying value of our timeshare financing receivables securing the outstanding debt balance of our Timeshare Facility was $191 million. As of December 31, 2019, we had no timeshare receivables pledged to the Timeshare Facility. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. During the three months ended March 31, 2020, we recorded an adjustment to our estimate of variable consideration of $37 million, which includes a $23 million revenue reduction related to changes in estimates primarily driven by economic factors surrounding the COVID-19 pandemic.

Our timeshare financing receivables as of March 31, 2020 mature as follows:

($ in millions)	Securitized and Pledged	Unsecuritized	Total
Year
2020 (remaining)	$69	$43	$112
2021	92	50	142
2022	93	54	147
2023	93	59	152
2024	92	63	155
Thereafter	264	362	626
	703	631	1,334
Less: allowance for financing receivables losses	(48)	(164)	(212)
	$655	$467	$1,122

We evaluate this portfolio collectively for purposes of estimating variable consideration, since we hold a large group of homogeneous timeshare financing receivables which are individually immaterial. We monitor the credit quality of our receivables on an ongoing basis. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for estimating expected defaults and determining our allowance for financing receivables losses on our timeshare financing receivables. For static pool analysis, we use certain key dimensions to stratify our portfolio, including FICO scores, equity percentage at the time of sale and certain other factors. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

We recognize interest income on our timeshare financing receivables as earned. As of March 31,2020, and December 31, 2019 we had $9 million of interest receivable outstanding included in our condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of March 31, 2020, our timeshare financing receivables had interest rates ranging from 3.90 percent to 20.50 percent, a weighted-average interest rate of 12.52 percent, a weighted-average remaining term of 7.9 years and maturities through 2035.

Our gross timeshare financing receivables balances by FICO score were as follows:

	March 31,	December 31,
($ in millions)	2020	2019
FICO score
700+	$812	$818
600-699	291	292
<600	39	39
No score(1)	192	191
	$1,334	$1,340

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details the origination year of our gross timeshare financing receivables by FICO score as of March 31, 2020:

($ in millions)	2020	2019	2018	2017	2016	Prior	Total
FICO score
700+	$78	$266	$178	$115	$75	$100	$812
600-699	22	92	64	41	27	45	291
<600	3	12	8	5	4	7	39
No score(1)	19	62	39	21	15	36	192
	$122	$432	$289	$182	$121	$188	$1,334

(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

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

As of March 31, 2020 and December 31, 2019, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $84 million and $74 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	March 31, 2020
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$683	$540	$1,223
31 - 90 days past due	13	14	27
91 - 120 days past due	4	4	8
121 days and greater past due	3	73	76
	$703	$631	$1,334

	December 31, 2019
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Current	$743	$502	$1,245
31 - 90 days past due	9	12	21
91 - 120 days past due	3	4	7
121 days and greater past due	3	64	67
	$758	$582	$1,340

The changes in our allowance for financing receivables losses were as follows:

	March 31, 2020
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2019	$54	$130	$184
Write-offs	—	(9)	(9)
Provision for financing receivables losses(1)	(6)	43	37
Balance as of March 31, 2020	$48	$164	$212

	March 31, 2019
($ in millions)	Securitized and Pledged	Unsecuritized	Total
Balance as of December 31, 2018	$43	$129	$172
Write-offs	—	(17)	(17)
Provision for financing receivables losses(1)	(4)	18	14
Balance as of March 31, 2019	$39	$130	$169

(1)	Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

Note 7: Inventory

Inventory was as follows:

	March 31,	December 31,
($ in millions)	2020	2019
Completed unsold VOIs	$241	$241
Construction in process	386	59
Land, infrastructure and other	258	258
	$885	$558

During the three months ended March 31, 2020, we recorded non-cash operating activity transfers from Property and equipment to Inventory. See Note 8: Property and Equipment.

Shown below are (i) costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and (ii) expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for service projects.

	Three Months Ended March 31,
($ in millions)	2020	2019
Cost of sales true-up(1)	$4	$4
Cost of VOI sales related to fee-for-service upgrades	5	9

(1)	Costs of sales true ups reduced costs of VOI sales and increased inventory in all periods presented.

Note 8: Property and Equipment

Property and equipment was as follows:

	March 31,	December 31,
($ in millions)	2020	2019
Land	$104	$154
Building and leasehold improvements	245	286
Furniture and equipment	66	65
Construction in progress	172	383
	587	888
Accumulated depreciation	(114)	(110)
	$473	$778

During the three months ended March 31, 2020, we recorded non-cash operating activity transfers of $301 million related to the registrations for timeshare units under construction from Property and equipment to Inventory. Non-cash transfers are reflected in our unaudited condensed consolidated statements of cash flows.

Note 9: Consolidated Variable Interest Entities

As of March 31, 2020 and December 31, 2019, we consolidated 4 variable interest entities (“VIEs”) that issued non-recourse debt backed by pledged assets consisting primarily of a pool of timeshare financing receivables which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of our VIEs are available to settle the obligations of the respective entities.

Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	March 31,	December 31,
($ in millions)	2020	2019
Restricted cash	$26	$26
Timeshare financing receivables, net	655	704
Non-recourse debt(1)	690	747

(1)	Net of deferred financing costs.

During the three months ended March 31, 2020 and 2019, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 10: Investments in Unconsolidated Affiliates

As of March 31, 2020, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holding LLC, respectively, that are deemed as VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. Our investment interests in and equity earned from both VIEs are included in the consolidated balance sheets as Investments in unconsolidated affiliates and in the consolidated statements of operations as Equity in earnings from unconsolidated affiliates, respectively.

We held investments in our two unconsolidated affiliates with aggregated debt balances of $477 million and $479 million as of March 31, 2020 and December 31, 2019, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $47 million and $44 million as of March 31, 2020 and December 31, 2019, respectively and (ii) receivables for commission and other fees earned under fee-for-service arrangements.  See Note 17:  Related Party Transactions for additional information.

Note 11: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	March 31,	December 31,
($ in millions)	2020	2019
Debt(1)
Senior secured credit facilities:
Term loan with a rate of 2.709%, due 2023	$185	$187
Revolver with a weighted average rate of 2.597%, due 2023	760	320
Senior notes with a rate of 6.125%, due 2024	300	300
Other debt	27	27
	1,272	834
Less: unamortized deferred financing costs and discount(2)(3)	(6)	(6)
	$1,266	$828

(1)	As of the three months ended March 31, 2020 and year ended December 31, 2019, weighted-average interest rates were 3.537 percent and 4.571 percent, respectively.
(2)	Amount includes deferred financing costs related to our term loan and senior notes of $1 million and $5 million, respectively, as of March 31, 2020 and December 31, 2019.
(3)

Amount does not include deferred financing costs of $5 million as of March 31, 2020 and December 31, 2019, relating to our revolving facility included in Other Assets in our condensed consolidated balance sheets.

During the three months ended March 31, 2020, we borrowed $495 million and repaid $57 million (including recurring payments) under the senior secured credit facilities with an interest rate based on one month LIBOR plus 1.75  percent.

During the first quarter of 2020, we entered into a pay-fixed/receive-variable interest rate swap agreement on our senior secured credit facility with a notional amount of $62 million.  The one-month LIBOR was effectively modified to a fixed rate of 0.62% through November 2023.  For the three months ended March 31, 2020, we recorded less than $1 million in accumulated other comprehensive income related to the hedge.

As of March 31, 2020 and December 31, 2019, we had $1 million of outstanding letters of credit under the revolving credit facility.  We were in compliance with all applicable financial covenants as of March 31, 2020.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	March 31,	December 31,
($ in millions)	2020	2019
Non-recourse debt(1)
Timeshare Facility with an average rate of 1.861%, due 2022	$195	$—
Securitized Debt with an average rate of 1.810%, due 2026	40	46
Securitized Debt with an average rate of 2.711%, due 2028	136	149
Securitized Debt with an average rate of 3.602%, due 2032	250	275
Securitized Debt with an average rate of 2.431%, due 2033	271	285
	892	755
Less: unamortized deferred financing costs(2)	(7)	(8)
	$885	$747

(1)	As of three months ended March 31, 2020 and year ended December 31, 2019, weighted-average interest rates were 2.650 percent and 2.876 percent, respectively.
(2)

Amount relates to securitized debt only and does not include deferred financing costs of $2 million as of March 31, 2020 and $3 million as of December 31, 2019 relating to our Timeshare Facility which are included in Other Assets in our condensed consolidated balance sheets.

The Timeshare Facility is a non-recourse obligation with a borrowing capacity of $450 million and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In January 2020, we amended the Timeshare Facility, temporarily changing certain covenant requirements. All other terms and borrowing capacity remained the same in both amendments.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $31 million and $26 million as of March 31, 2020 and December 31, 2019, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of March 31, 2020 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2020 (remaining)	$9	$174	$183
2021	11	161	172
2022	11	307	318
2023	918	112	1,030
2024	300	43	343
Thereafter	23	95	118
	$1,272	$892	$2,164

Note 12: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	March 31, 2020
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,122	$—	$1,377
Liabilities:
Debt, net(2)	1,266	270	962
Non-recourse debt, net(2)	885	—	845

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

	December 31, 2019
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,156	$—	$1,446
Liabilities:
Debt, net(2)	828	326	544
Non-recourse debt, net(2)	747	—	749

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

We do not have any assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2020.

Note 13: Leases

We lease sales centers, office space and equipment under operating leases. Our leases expire at various dates from 2020 through 2030, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Rent expense for all operating leases for the three months ended March 31, 2020 and 2019 was $2 million and $6 million, respectively. This amount includes immaterial short-term leases and variable lease costs.

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
($ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5	$5
Right-of-use assets obtained in exchange for new lease liabilities:
Operating Leases	5	1

Supplemental balance sheet information related to operating leases was as follows:

	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term of operating leases (in years)	5.9	6.1
Weighted-average discount rate of operating leases	5.24%	5.34%

Future minimum lease payments under noncancelable operating leases, due in each of the next five years and thereafter as of March 31, 2020, are as follows:

($ in millions)	Operating Leases
Year
2020 (remaining)	$14
2021	18
2022	13
2023	12
2024	11
Thereafter	22
Total future minimum lease payments	$90
Less: imputed interest	(13)
Present value of lease liabilities	$77

Note 14: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective tax rate is determined by the level and composition of pre-tax ordinary income or loss, which is subject to federal, foreign and state and local income taxes. The effective tax rate for the three months ended March 31, 2020 and 2019 was approximately 11 percent and 27 percent, respectively. The decrease in the effective tax rate is primarily due to the tax benefit on our worldwide estimated ordinary loss being reduced by the incremental tax expense from the estimated ordinary income in our foreign jurisdictions, and the impact of estimated permanent differences between financial reporting and taxable income.

We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020. The effect of tax law changes is required to be recognized either in the interim period in which the legislation is enacted or reflected in the computation of the annual effective tax rate, depending on the nature of the change. As of March 31, 2020, we evaluated the income tax provisions of the CARES Act and have determined there to be no effect on either the March 31, 2020 tax rate or the computation of the estimated effective tax rate for the year. We will continue to evaluate the income tax provisions of the CARES Act and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have income tax accounting and disclosure implications.

Note 15: Share-Based Compensation

Stock Plan

We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units (“Performance RSUs”) and nonqualified stock options (“Options”) to certain employees and directors. For the three months ended March, 31, 2020, we recognized a credit to share-based compensation expense of $2 million due to the reversal of $8 million of expense recognized in prior years related to our Performance RSUs which are not expected to achieve certain performance targets. See Performance Shares below for additional information. For the three months ended March 31, 2019, we recognized share-based compensation expense of $5 million. As of March 31, 2020, unrecognized compensation costs for unvested awards were approximately $32 million, which is expected to be recognized over a weighted average period of 1.9 years. As of March 31, 2020, there were 5,192,801 shares of common stock available for future issuance under this plan.

Service RSUs

During the three months ended March 31, 2020, we issued 609,311 Service RSUs with a grant date fair value of $25.80, which generally vest in equal annual installments over three years from the date of grant.

Options

During the three months ended March 31, 2020, we issued 566,401 Options with an exercise price of $25.80, which vest over three years from the date of the grant.

The weighted-average grant date fair value of these options was $9.14, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility	35.4%
Dividend yield	—%
Risk-free rate	1.0%
Expected term (in years)	6.0

As of March 31, 2020, we had 1,122,415 Options outstanding that were exercisable.

Performance Shares

During the three months ended March 31, 2020, we issued 172,620 Performance RSUs with a grant date fair value of $25.80. The Performance RSUs are settled at the end of a three-year performance period, with 70 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 30 percent of the Performance RSUs are subject to the achievement of certain contract sales targets.  As of March 31, 2020, we determined that the performance conditions for the 2018, 2019, and 2020 Performance RSU awards are improbable of achievement due to the significantly negative impact of the COVID-19 pandemic on the global economy, demand for travel and leisure, and our business, including the temporary closures of substantially all of our properties and suspension of substantially all of our sales and other operations, as described in Note 21: COVID-19 and Subsequent Events. As a result, we reversed $8 million of previously recognized share-based compensation expense related to our 2018 and 2019 Performance RSUs and ceased accruing expense related to Performance RSUs granted in 2018, 2019, and 2020, during the three months ended March 31, 2020.

Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the Plan, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95% of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. During the three months ended March 31, 2020 and 2019, we recognized less than $1 million of compensation expense related to this plan.

Note 16: Earnings Per Share

The following table presents the calculation of our basic and diluted earnings per share (“EPS”).  The weighted- average shares outstanding used to compute basic EPS and diluted EPS for the three months ended March 31, 2020 was 85,519,151 and 86,044,525, respectively, and for the three months ended March 31, 2019 was 94,092,147 and 94,597,630, respectively.

	Three Months Ended March 31,
($ and shares outstanding in millions, except per share amounts)	2020	2019
Basic EPS:
Numerator:
Net Income(1)	$8	$55
Denominator:
Weighted average shares outstanding	86	94
Basic EPS	$0.09	$0.59
Diluted EPS:
Numerator:
Net Income(1)	$8	$55
Denominator:
Weighted average shares outstanding	86	95
Diluted EPS	$0.09	$0.58

(1)	Net income for the three months ended March 31, 2020 and 2019 was $7,826,746 and $55,067,801, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the three months ended March 31, 2020 and 2019, we excluded 1,754,656 and 948,248 share-based compensation awards, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 17: Related Party Transactions

BRE Ace LLC and 1776 Holding, LLC

We hold a 25 percent ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.”

We hold a 50 percent ownership interest in 1776 Holding, LLC, a VIE, which will construct a timeshare resort property, known as “Liberty Place Charleston, by Hilton Club.”

We record Equity in earnings (losses) from our unconsolidated affiliates in our condensed consolidated statements of operations. See Note 10: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Elara, by Hilton Grand Vacations and Liberty Place Charleston, by Hilton Club.  These amounts are summarized in the following table and are included in our condensed consolidated statements of operations as of the date they became related parties.

	Three Months Ended March 31,
($ in millions)	2020	2019
Equity in earnings from unconsolidated affiliates	$3	$1
Commissions and other fees	23	36

We also have $23 million and $25 million of outstanding receivables related to the fee-for-service agreements as of March 31, 2020 and December 31, 2019, respectively.

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

We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.

The following table present revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended March 31,
($ in millions)	2020	2019
Revenues:
Real estate sales and financing	$206	$307
Resort operations and club management(1)(2)	104	110
Total segment revenues	310	417
Cost reimbursements	49	42
Intersegment eliminations(1)(2)	(8)	(9)
Total revenues	$351	$450

(1)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. These charges totaled $8 million and $9 million for the three months ended March 31, 2020 and 2019, respectively.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for the three months ended March 31, 2020 and 2019.

The following table presents Segment Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended March 31,
($ in millions)	2020	2019
Adjusted EBITDA:
Real estate sales and financing(1)	$15	$80
Resort operations and club management(1)	55	65
Segment Adjusted EBITDA	70	145
General and administrative	(21)	(27)
Depreciation and amortization	(12)	(8)
License fee expense	(22)	(23)
Other gain (loss), net	2	(1)
Interest expense	(10)	(10)
Income tax expense	(1)	(20)
Equity in earnings from unconsolidated affiliates	3	1
Other adjustment items(2)	(1)	(2)
Net income	$8	$55

(1)	Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)	For the three months ended March 31, 2020 and 2019, this amount includes costs associated with restructuring, one-time charges and other non-cash items.
Note 19: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2020, we were committed to purchase approximately $473 million of inventory and land over a period of 11 years and $26 million of other commitments under the normal course of business. Additionally, we have committed to develop additional vacation ownership units at an existing resort in Japan. The actual amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the three months ended March 31, 2020, we did not make any purchases under our commitments. During the three months ended March 31, 2019, we purchased $9 million as required under our commitments. As of March 31, 2020, our remaining obligation pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2020 (remaining)	2021	2022	2023	2024	Thereafter	Total
Inventory purchase obligations	$26	$225	$110	$58	$40	$14	$473
Other commitments(1)	14	11	1	—	—	—	26
Total	$40	$236	$111	$58	$40	$14	$499

(1)	Primarily relates to commitments related to information technology and brand licensing under the normal course of business.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe that possible losses derived from an unfavorable outcome that is reasonably possible or remote is not reasonably estimable. While the actual results of claims and litigation cannot be predicted with certainty, we expect that the resolution of all pending or threatened claims and litigation as of March 31, 2020, will not materially affect our unaudited condensed consolidated financial statements.

Note 20: Condensed Consolidating Guarantor Financial Information

The following schedules present the unaudited condensed consolidating financial information as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 for the Parent, Subsidiary Issuers, Guarantors and Non-Guarantors.

	March 31, 2020
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$4	$—	$617	$48	$—	$669
Restricted cash	—	—	59	31	—	90
Accounts receivable, net	—	—	168	34	(44)	158
Timeshare financing receivables, net	—	—	276	846	—	1,122
Inventory	—	—	803	82	—	885
Property and equipment, net	—	—	462	11	—	473
Operating lease right-of-use assets, net	—	—	60	2	—	62
Investments in unconsolidated affiliates	—	—	47	—	—	47
Intangible assets, net	—	—	78	—	—	78
Other assets	—	5	103	12	—	120
Investments in subsidiaries	559	1,793	146	—	(2,498)	—
TOTAL ASSETS	$563	$1,798	$2,819	$1,066	$(2,542)	$3,704
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$—	$278	$34	$(44)	$268
Advanced deposits	—	—	117	—	—	117
Debt, net	—	1,239	27	—	—	1,266
Non-recourse debt, net	—	—	—	885	—	885
Operating lease liabilities	—	—	76	1	—	77
Deferred revenues	—	—	277	—	—	277
Deferred income tax liabilities	—	—	251	—	—	251
Total equity	563	559	1,793	146	(2,498)	563
TOTAL LIABILITIES AND EQUITY	$563	$1,798	$2,819	$1,066	$(2,542)	$3,704

	December 31, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$2	$—	$33	$32	$—	$67
Restricted cash	—	—	59	26	—	85
Accounts receivable, net	—	—	192	52	(70)	174
Timeshare financing receivables, net	—	—	449	707	—	1,156
Inventory	—	—	524	34	—	558
Property and equipment, net	—	—	718	60	—	778
Operating lease right-of-use assets, net	—	—	58	2	—	60
Investments in unconsolidated affiliate	—	—	44	—	—	44
Intangible assets, net	—	—	77	—	—	77
Other assets	—	5	64	11	—	80
Investments in subsidiaries	568	1,364	136	—	(2,068)	—
TOTAL ASSETS	$570	$1,369	$2,354	$924	$(2,138)	$3,079
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$—	$—	$329	$39	$(70)	$298
Advanced deposits	—	—	115	—	—	115
Debt, net	—	801	27	—	—	828
Non-recourse debt, net	—	—	—	747	—	747
Operating lease liabilities	—	—	74	2	—	76
Deferred revenues	—	—	186	—	—	186
Deferred income tax liabilities	—	—	259	—	—	259
Total equity	570	568	1,364	136	(2,068)	570
TOTAL LIABILITIES AND EQUITY	$570	$1,369	$2,354	$924	$(2,138)	$3,079

	For the Three Months Ended March 31, 2020
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$32	$24	$—	$56
Sales, marketing, brand and other fees	—	—	120	3	(17)	106
Financing	—	—	20	26	(2)	44
Resort and club management	—	—	44	—	—	44
Rental and ancillary services	—	—	51	1	—	52
Cost reimbursements	—	—	48	1	—	49
Total revenues	—	—	315	55	(19)	351
Expenses
Cost of VOI sales	—	—	9	5	—	14
Sales and marketing	—	—	157	17	(17)	157
Financing	—	—	5	10	(2)	13
Resort and club management	—	—	12	—	—	12
Rental and ancillary services	—	—	35	2	—	37
General and administrative	—	—	21	—	—	21
Depreciation and amortization	—	—	12	—	—	12
License fee expense	—	—	22	—	—	22
Cost reimbursements	—	—	48	1	—	49
Total operating expenses	—	—	321	35	(19)	337
Interest expense	—	(10)	—	—	—	(10)
Dividends from subsidiary	12	12	—	—	(24)	—
Equity in earnings from unconsolidated affiliates	—	—	3	—	—	3
Other gain, net	—	—	2	—	—	2
Income before income taxes	12	2	(1)	20	(24)	9
Income tax expense	—	—	(1)	—	—	(1)
Income before equity in earnings from subsidiaries	12	2	(2)	20	(24)	8
Equity in earnings from subsidiaries	(4)	18	20	—	(34)	—
Net income	$8	$20	$18	$20	$(58)	$8

	For the Three Months Ended March 31, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Revenues
Sales of VOIs, net	$—	$—	$107	$18	$—	$125
Sales, marketing, brand and other fees	—	—	151	1	(11)	141
Financing	—	—	18	25	(2)	41
Resort and club management	—	—	42	—	—	42
Rental and ancillary services	—	—	58	1	—	59
Cost reimbursements	—	—	41	1	—	42
Total revenues	—	—	417	46	(13)	450
Expenses
Cost of VOI sales	—	—	33	3	—	36
Sales and marketing	—	—	170	11	(11)	170
Financing	—	—	4	11	(2)	13
Resort and club management	—	—	11	—	—	11
Rental and ancillary services	—	—	34	1	—	35
General and administrative	—	—	27	—	—	27
Depreciation and amortization	—	—	8	—	—	8
License fee expense	—	—	22	1	—	23
Cost reimbursements	—	—	41	1	—	42
Total operating expenses	—	—	350	28	(13)	365
Interest expense	—	(10)	—	—	—	(10)
Dividends from subsidiary	125	125	—	—	(250)	—
Equity in earnings from unconsolidated affiliates	—	—	1	—	—	1
Other loss, net	—	—	(1)	—	—	(1)
Income (loss) before income taxes	125	115	67	18	(250)	75
Income tax expense	—	—	(20)	—	—	(20)
Income (loss) before equity in earnings (loss) from subsidiaries	125	115	47	18	(250)	55
Equity in (loss) earnings from subsidiaries	(70)	65	18	—	(13)	—
Net income	$55	$180	$65	$18	$(263)	$55

	For the Three Months Ended March 31, 2020
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$8	$20	$186	$(104)	$(57)	$53
Investing Activities
Capital expenditures for property and equipment	—	—	(1)	(2)	—	(3)
Software capitalization costs	—	—	(5)	—	—	(5)
Investments in unconsolidated affiliates	—	—	—	—	—	—
Dividends from subsidiary	12	12	—	—	(24)	—
Net cash provided by (used in) investing activities	12	12	(6)	(2)	(24)	(8)
Financing Activities
Issuance of debt	—	495	—	—	—	495
Issuance of non-recourse debt	—	—	—	195	—	195
Repayment of debt	—	(57)	—	—	—	(57)
Repayment of non-recourse debt	—	—	—	(58)	—	(58)
Repurchase and retirement of common stock	(10)	—	—	—	—	(10)
Payment of withholding taxes on vesting of restricted stock units	(2)	—	—	—	—	(2)
Other financing activity	—	—	(1)	—	—	(1)
Intercompany transfers	(6)	(470)	405	(10)	81	—
Net cash (used in) provided by financing activities	(18)	(32)	404	127	81	562
Net increase in cash, cash equivalents and restricted cash	2	—	584	21	—	607
Cash, cash equivalents and restricted cash, beginning of period	2	—	92	58	—	152
Cash, cash equivalents and restricted cash, end of period	$4	$—	$676	$79	$—	$759

	For the Three Months Ended March 31, 2019
($ in millions)	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$—	$140	$(2)	$66	$(190)	$14
Investing Activities
Capital expenditures for property and equipment	—	—	(5)	(1)	—	(6)
Software capitalization costs	—	—	(4)	—	—	(4)
Dividends from subsidiary	100	100	—	—	(200)	—
Net cash used in investing activities	100	100	(9)	(1)	(200)	(10)
Financing Activities
Issuance of debt	—	195	—	—	—	195
Repayment of debt	—	(23)	—	—	—	(23)
Repayment of non-recourse debt	—	—	—	(40)	—	(40)
Repurchase and retirement of common stock	—	(92)	—	—	—	(92)
Payment of withholding taxes on vesting of restricted stock units	—	(2)	—	—	—	(2)
Intercompany transfers	(91)	(318)	37	(18)	390	—
Net cash (used in) provided by financing activities	(91)	(240)	37	(58)	390	38
Net increase in cash, cash equivalents and restricted cash	9	—	26	7	—	42
Cash, cash equivalents and restricted cash, beginning of period	4	—	134	42	—	180
Cash, cash equivalents and restricted cash, end of period	$13	$—	$160	$49	$—	$222

Note 21: COVID-19 and Subsequent Events

The novel coronavirus (“COVID-19”) pandemic has significantly impacted the hospitality industry due to travel restrictions and stay-at-home directives that have resulted in cancellations and significantly reduced travel around the world. As a result of the reduction in travel, we have closed substantially all of our resorts and sales centers for an indeterminate duration.  In response to the impact of COVID-19, we have taken actions to ensure the continuity of our business and operations, including furloughing approximately 67 percent of our employees, implementing salary reductions for the remaining active employees, eliminating all discretionary spending, and reducing our planned investment in new inventory by approximately $200 million.

In addition, we drew down on the availability under our credit facility as a precautionary measure to ensure liquidity for a sustained period.  As we are not able to estimate the dates that the suspensions of resort and sales operations will be lifted, we may need to take additional actions to ensure the continuity of our business. Any sustained material adverse impact on our revenues, net income and other operating results due to COVID-19 could cause our financial covenants under our debt obligations to be adversely affected.  If we are unable to comply with or obtain potential modifications to such covenants prior to any breaches, we may trigger events of defaults under these arrangements.  We are currently in negotiations with our lenders to amend such covenants as needed and believe we will be able to reach an agreement in advance of any such default.

•	On April 16, we announced that we had adopted a shareholder rights plan.

•

On April 22, we entered into Amendment No. 14 to our Timeshare Facility, which amended certain key definitions related to delinquency level calculations of underlying timeshare loans that are used as collateral for borrowings under our Timeshare Facility.  Additionally, it provides us with the added flexibility to manage any potential increase in the rate of delinquency that may result from the impact of the COVID-19 pandemic. All other terms and borrowing capacity remained unchanged.

•	In April 2020, we furloughed approximately 6,100 out of our 9,100 employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We caution you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond our control, that may cause our actual results, performance or achievements to be materially different from the future results, business performance or achievements expressed in or implied by such statements. The forward-looking statements in this Report are not guarantees of our future performance, and you should not place undue reliance on such statements. Factors that could cause our actual results to differ materially from those contemplated by our forward-looking statements include: the material impact of the COVID-19 pandemic on our business, operating results, and financial condition, including, without limitation, our ability to meet certain sales and performance levels, particularly as they relate to our fee-for-service and third party partners, the effectiveness of actions taken by us to manage the impact of the pandemic, and the duration of closure of substantially all of our properties and operations, and uncertainties of when our properties will re-open or the period of time required for ramp-up of operations upon re-opening; the extent and duration of the impact of the COVID-19 pandemic on global economic conditions; the extent and duration of government and other restrictions on travel and commercial activity in response to the COVID-19 pandemic; our ability to meet our liquidity needs and ability to remain compliant with our debt covenants; risks associated with the inherent business, financial and operating risks of the timeshare industry, including limited underwriting standards due to the real-time nature of industry sales practices, and the intense competition associated with the industry; our ability successfully market and sell VOIs; our development and other activities to source inventory for VOI sales; significant increases in defaults on our vacation ownership mortgage receivables; the ability of managed homeowner associations to collect sufficient maintenance fees; general volatility in the economy and/or the financial and credit markets; adverse economic or market conditions and trends in the tourism and hospitality industry, which may impact the purchasing and vacationing decisions of consumers; our actions or the occurrence of other events that could cause a breach under or termination of our license agreement with Hilton that could affect or terminate our access to the Hilton brands and programs, or actions of Hilton that affect the reputation of the licensed marks or Hilton’s programs; economic and operational uncertainties related to our expanding global operations, including our ability to manage the outcome and timing of such operations and compliance with anti-corruption, data privacy and other applicable laws and regulations affecting our international operations; the effects of foreign currency exchange; changes in tax rates and exposure to additional tax liabilities; the impact of future changes in legislation, regulations or accounting pronouncements; our acquisitions, joint ventures, and strategic alliances that that may not result in expected benefits, including the termination of material fee-for-service agreements; our dependence on third-party development activities to secure just-in-time inventory; our use of social media platforms; cyber-attacks, security vulnerabilities, and information technology system failures resulting in disclosure of personal data, company data loss, system outages or disruptions of our online services, which could lead to reduced revenue, increased costs, liability claims, harm to user engagement, and harm to our reputation or competitive position; the impact of claims against us that may result in adverse outcomes, including regulatory proceedings or litigation; our credit facilities, indenture and other debt agreements and instruments, including variable interest rates, operating and financial restrictions, our ability to make scheduled payments, and our ability to refinance our debt on acceptable terms; the continued service and availability of key executives and employees, including our ability to meet human capital needs given our recent furloughs as our business and operations normalize after the COVID-19 pandemic eases and the succession planning of our key executives; and catastrophic events or geo-political conditions including war, terrorist activity, political strife, pandemic outbreak (including COVID-19), or natural disasters that may disrupt our operations in key vacation destinations. Any one or more of the foregoing factors could adversely impact our operations, revenue, operating margins, financial condition and/or credit rating.

For additional information regarding factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements in this Report, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented and updated by the risk factors discussed in “Part II-Item 1A. Risk Factors” of this Report, as well as those described from time to time other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.

Terms Used in this Quarterly Report on Form 10-Q

Except where the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Hilton Grand Vacations,” “HGV,” “the Company,” “we,” “us” and “our” refer to Hilton Grand Vacations Inc., together with its consolidated subsidiaries. Except where the context requires otherwise, references to our “properties” or “resorts” and “units” refer to the timeshare properties that we manage or own. Of these resorts and units, a portion is directly owned by us or or joint ventures in which we have an interest and the remaining resorts and units are owned by our third-party owners.

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

Overview

Our Business

We are a timeshare company that markets and sells VOIs, manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of March 31, 2020, we have 59 properties, representing 9,551 units, that are primarily located in vacation destinations such as Orlando, Las Vegas, Hawaiian Islands, New York City, Washington D.C., and South Carolina and feature spacious, condominium-style accommodations with superior amenities and quality service. As of March 31, 2020, we have approximately 328,000 Hilton Grand Vacations Club and Hilton Club (collectively the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 6,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours. Our business has been adversely impacted by the COVID-19 pandemic and its effects on the global economy, including the various government orders and mandates for closures of non-essential businesses.  Please see “COVID-19 and Subsequent Events” and other discussions throughout this Report for additional information regarding such impacts.

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

For the three months ended March 31, 2020, sales from fee-for-service, just-in-time and developed inventory sources were 53 percent, 25 percent and 22 percent, respectively, of contract sales. See “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Metrics” for additional discussion of contract sales. Based on our trailing twelve months sales pace, we have access to approximately seven years of future inventory, with capital efficient arrangements representing approximately 52 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

We sell our vacation ownership products under the Hilton Grand Vacations brand primarily through our distribution network of both in-market and off-site sales centers.  Our products are currently marketed for sale throughout the United States and the Asia-Pacific region.  We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership.  We have sales distribution centers in Las Vegas, Orlando, Oahu, Japan, New York, Myrtle Beach, Waikoloa, Washington D.C., Hilton Head, Park City, Chicago, Korea and Carlsbad. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach.  We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton and are frequent leisure travelers.  Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the three months ended March 31, 2020, 55 percent of our contract sales were to our existing owners.

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 9 percent to 18 percent per annum. Financing propensity was 63 percent and 65 percent for the three months ended March 31, 2020 and 2019, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for new loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Three Months Ended March 31,
	2020	2019
Weighted-average FICO score	736	738

Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Club.

Some of our timeshare financing receivables have been pledged as collateral in our securitization transactions, which have in the past and may in the future provide funding for our business activities. In these securitization transactions, special purpose entities are established to issue various classes of debt securities which are generally collateralized by a single pool of assets, consisting of timeshare financing receivables that we service and related cash deposits. For additional information see Note 6: Timeshare Financing Receivables in our unaudited condensed consolidated financial statements.

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

Key Business and Financial Metrics and Terms Used by Management

Real Estate Sales Operating Metrics

We measure our performance using the following key operating metrics:

•

Contract sales represents the total amount of VOI products (fee-for-service and developed) under purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price. Contract sales differ from revenues from the Sales of VOIs, net that we report in our condensed consolidated statements of operations due to the requirements for revenue recognition, as well as adjustments for incentives and other administrative fee revenues. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business and is used to manage the performance of the sales organization. While we do not record the purchase price of sales of VOI products developed by fee-for-service partners as revenue in our condensed consolidated financial statements, rather recording the commission earned as revenue in accordance with U.S. GAAP, we believe contract sales to be an important operational metric, reflective of the overall volume and pace of sales in our business and believe it provides meaningful comparability of our results to the results of our competitors which may source their VOI products differently.

We believe that the presentation of contract sales on a combined basis (fee-for-service and developed) is most appropriate for the purpose of the operating metric, additional information regarding the split of contract sales, is included in “—Real Estate” below. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our audited consolidated financial statements included in Item 8 in our Annual Report on form 10-K for the year ended December 31, 2019, for additional information on Sales of VOI, net.

•	Sales revenue represents Sales of VOIs, net, commissions and brand fees earned from the sale of fee-for-service intervals.

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

For further information see Item 8. Financial Statements and Supplementary Data - Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Events Related to the COVID-19 Pandemic and Other Matters

In March 2020, a National Public Health Emergency was declared in response to the coronavirus, known as COVID-19. As a result, many local, county and state government officials have issued, and continue to issue, various mandates and orders to close non-essential businesses, impose travel restrictions, and require “stay-at-home” and/or self-quarantine in certain cases, all in an effort to protect the health and safety of individuals and aimed at slowing and ultimately stopping the spread and transmission of the virus.

Accordingly, as of March 31, 2020 we had temporarily closed substantially all of our properties and suspended our U.S sales operations and closed such sales offices.  In addition, we have stopped accepting reservations at our U.S., Europe, and Barbados resorts. We also furloughed more than 6,100 of our approximately 9,100 employees and implemented hiring freezes. We currently anticipate that these temporary closures. modified operating plans, non-acceptance of reservations, and related actions will be in place through the end of April 2020, after which we will re-evaluate our decision on a case-by-case basis after taking into account various government orders and mandates at such time, as well as the safety of our owners, guests and employees. Our sales operations in Japan and South Korea remain open on a limited basis.

In April 2020, in response to the impact of the COVID-19 pandemic, we filed a Current Report on Form 8-K disclosing that our executive officers and the Board of Directors had agreed to temporarily reduce officers’ base salaries and forgo non-employee directors’ annual cash retainers. In addition, we disclosed that we had drawn down the substantial remainder of our available borrowings under our credit facility through net borrowings of an additional $445 million. After taking into account the other borrowings and repayments over the course of March 2020, the total amount outstanding under our credit facility immediately thereafter was $761 million at an average interest rate of 2.60%.

Outlook

The COVID-19 pandemic has created an unprecedented and challenging time. Our current focus is on taking critical actions that are aimed at positioning the Company in sound position from an operational, liquidity, credit access, and compliance perspective for a strong recovery when the impact of COVID-19 subsides. As discussed above, we have taken several steps to enhance our liquidity, preserve cash, reduce our expenditures and provide financial flexibility, and our management is continuing to assess the evolving situation and will take additional actions as appropriate. We will continue to monitor the COVID-19 pandemic and its related impact, including the various government mandates and orders that have caused us to close substantially all of our properties, and any new recommended or required business practice, and start to re-open our properties and normalize our operations. In the meantime, we will continue to work on key initiatives, such as our digital strategy and other sales strategy that may not be impacted by the various closures, so that we are as well positioned as possible once the impact of COVID-19 has eased.

Any sustained material adverse impact on our revenues, net income and other operating results due to COVID-19 could cause our financial covenants under our debt obligations to be adversely affected.  If we are unable to comply with or obtain potential modifications to such covenants prior to any breaches, we may trigger events of defaults under these arrangements.  We are currently in negotiations with our lenders to amend such covenants as needed and believe we will be able to reach an agreement in advance of any such default.

Results of Operations

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

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

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	$	%
Revenues:
Real estate sales and financing	$206	$307	$(101)	(32.9)%
Resort operations and club management	104	110	(6)	(5.5)
Segment revenues	310	417	(107)	(25.7)
Cost reimbursements	49	42	7	16.7
Intersegment eliminations(1)	(8)	(9)	1	(11.1)
Total revenues	$351	$450	$(99)	(22.0)

(1)	Refer to Note 18: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	$	%
Net Income	$8	$55	$(47)	(85.5)%
Interest expense	10	10	—	—
Income tax expense	1	20	(19)	(95.0)
Depreciation and amortization	12	8	4	50.0
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	1	—	—
EBITDA	32	94	(62)	(66.0)
Other (gain) loss, net	(2)	1	(3)	NM(1)
Share-based compensation expense(2)	(2)	5	(7)	NM(1)
Other adjustment items(3)	5	2	3	NM(1)
Adjusted EBITDA	$33	$102	$(69)	(67.6)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)

As of March 31, 2020, we determined that the performance conditions for our 2018, 2019, and 2020 Performance RSUs are improbable of achievement therefore we reversed $8 million of share-based compensation expense recognized in prior years and ceased accruing expense related to all Performance RSUs granted during the three months ended March 31, 2020.

(3)	For the three months ended March 31, 2020 and 2019, this amount includes costs associated with restructuring, one-time charges and other non-cash items.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$15	$80	$(65)	(81.3)%
Resort operations and club management(1)	55	65	(10)	(15.4)
Segment Adjusted EBITDA	70	145	(75)	(51.7)
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	4	2	2	100.0
License fee expense	(22)	(23)	1	(4.3)
General and administrative(2)	(19)	(22)	3	(13.6)
Adjusted EBITDA	$33	$102	$(69)	(67.6)

(1)	Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)	Excludes segment related share-based compensation, depreciation and other adjustment items.

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

The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction for the three months ended March 31, 2020.  There were no construction deferrals or recognitions for the three months ended March 31, 2019.

Three Months Ended March 31,
($ in millions)	2020
Sales of VOIs (deferrals)	$(47)
Sales of VOIs recognitions	—
Net Sales of VOIs (deferrals) recognitions	(47)
Cost of VOI sales (deferrals)(1)	(13)
Cost of VOI sales recognitions	—
Net Cost of VOI sales (deferrals) recognitions(1)	(13)
Sales and marketing expense (deferrals)	(7)
Sales and marketing expense recognitions	—
Net Sales and marketing expense (deferrals) recognitions	(7)
Net construction (deferrals) recognitions	$(27)

(1)	Includes anticipated Costs of VOI sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete for the three months ended March 31, 2020.

Real estate sales and financing segment revenues decreased by $101 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a $99 million decrease in sales revenue, a $5 million decrease in marketing revenue and a $3 million increase in financing revenue.

Real estate sales and financing segment Adjusted EBITDA decreased by $65 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the decreases in segment revenues associated with segment performance discussed herein partially offset by decreases in related expenses. In addition, real estate sales and financing segment Adjusted EBITDA was impacted by $11 million one-time payroll related expenses incurred primarily related to payments made to employees’ as a result of operational closures caused by the COVID-19 pandemic.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues decreased $6 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a decrease in rental and ancillary services revenue, partially offset by an increase in resort and club management revenue. Resort operations and club management segment Adjusted EBITDA decreased $10 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the decreases in segment margin associated with segment performance discussed herein.

Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended March 31,		Variance
($ in millions, except Tour flow and VPG)	2020	2019	$	%
Sales of VOIs, net	$56	$125	$(69)	(55.2)%
Adjustments:
Fee-for-service sales(2)	130	190	(60)	(31.6)
Provision for financing receivables losses	37	14	23	NM(1)
Reportability and other:
Net deferral (recognition) of sales of VOIs under construction(3)	47	—	47	NM(1)
Fee-for-service sale upgrades, net	(8)	(14)	6	(42.9)
Other(4)	(18)	7	(25)	NM(1)
Contract sales	$244	$322	$(78)	(24.2)
Tour flow	66,965	82,644	(15,679)	(19.0)
VPG	$3,506	$3,677	$(171)	(4.7)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(3)	Represents the net impact of deferred revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(4)	Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.

Contract sales decreased $78 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a decrease in VPG from both a 29-basis point decline in close rate and a 5 percent average transaction price reduction coupled with a decrease in tour flow primarily related to the temporary closure of substantially all of our properties and suspension of sales and related operations due to the COVID-19 pandemic.

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	$	%
Sales, marketing, brand and other fees	$106	$141	$(35)	(24.8)%
Less:
Marketing revenue and other fees	25	30	(5)	(16.7)
Commissions and brand fees	81	111	(30)	(27.0)
Sales of VOIs, net	56	125	(69)	(55.2)
Sales revenue	137	236	(99)	(41.9)
Less:
Cost of VOI sales	14	36	(22)	(61.1)
Sales and marketing expense, net(1)	125	131	(6)	(4.6)
Real estate margin	$(2)	$69	$(71)	NM(1)
Real estate margin percentage	(1.5)%	29.2%

(1)	Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.

Sales revenue decreased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to (i) decreases in sales as a result of the temporary closure of substantially all of our properties and suspension of our sales and related operations as a result of the COVID-19 pandemic, (ii) $47 million of deferrals of VOI sales of projects under construction during the three months ended March 31, 2020, compared to the same period in 2019 where there were no projects under construction, (iii) a $23 million incremental increase to the provision for financing receivables related to our estimate of the impacts to our portfolio as a result of the COVID-19 pandemic and (iv) a $30 million decrease in commission and brand fees as a result of the COVID-19 pandemic and due to a shift in inventory mix, partially offset by a $5 million decrease in marketing revenue and other fees mainly associated with reduced vacation package sales and lower redemptions of marketing packages as a result of the COVID-19 pandemic.

Financing

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	$	%
Interest income	$38	$36	$2	5.6%
Other financing revenue	6	5	1	20.0
Financing revenue	44	41	3	7.3
Consumer financing interest expense	7	7	—	—
Other financing expense	6	6	—	—
Financing expense	13	13	—	—
Financing margin	$31	$28	$3	10.7
Financing margin percentage	70.5%	68.3%

Financing revenue increased by $3 million for the three months ended March 31, 2020, compared to the same period in 2019, due to higher interest income resulting from an increase in the weighted average interest rate we receive on our timeshare financing receivables balance and an increase in other financing revenue related to higher loan servicing fees. Financing margin and finance margin percentage increased for the three months ended March 31, 2020, compared to the same period in 2019, due to the increase in interest income and other financing revenue.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	$	%
Club management revenue	$25	$26	$(1)	(3.8)%
Resort management revenue	19	16	3	18.8
Resort and club management revenues	44	42	2	4.8
Club management expense	7	7	—	—
Resort management expense	5	4	1	25.0
Resort and club management expenses	12	11	1	9.1
Resort and club management margin	$32	$31	$1	3.2
Resort and club management margin percentage	72.7%	73.8%

Resort and club management revenues increased by $2 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a $3 million in increase in resort management revenue driven by (i) an increase of approximately 17,000 Club members and higher rates pertaining to annual dues and (ii) higher resort management revenue and other fees from the launch of new properties subsequent to the first quarter of 2019, partially offset by a $1 million decrease in club management revenue primarily related to the refunding of club transaction fees to accommodate our guests impacted by the COVID-19 pandemic. Resort and club management margin percentage decreased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to an increase in segment expenses relating to the launch of new properties subsequent to the first quarter of 2019.

Rental and Ancillary Services

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	$	%
Rental revenues	$47	$52	$(5)	(9.6)%
Ancillary services revenues	5	7	(2)	(28.6)
Rental and ancillary services revenues	52	59	(7)	(11.9)
Rental expenses	32	29	3	10.3
Ancillary services expense	5	6	(1)	(16.7)
Rental and ancillary services expenses	37	35	2	5.7
Rental and ancillary services margin	$15	$24	$(9)	(37.5)
Rental and ancillary services margin percentage	28.8%	40.7%

Rental and ancillary services revenues decreased by $7 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the temporary closure of substantially all of our properties and suspension of substantially all of our resort operations as a result of the COVID-19 pandemic. Rental and ancillary services expenses increased $2 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the launch of new properties subsequent to the first quarter of 2019, partially offset by a decrease in transient expenses driven by lower transient arrivals from the temporary suspension of operations due to the COVID-19 pandemic. Rental and ancillary services margin and margin percentage decreased for the three months ended March 31, 2020, compared to the same period in 2019 primarily due to the decreases in revenue and increases in expenses discussed above.

Other Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	$	%
General and administrative	$21	$27	$(6)	(22.2)%
Depreciation and amortization	12	8	4	50.0
License fee expense	22	23	(1)	(4.3)

The change in other operating expenses for the three months ended March 31, 2020, compared to the same period in 2019, is primarily due to (i) the reversal of previously recognized expense related to our 2018 and 2019 Performance RSUs which are not expected to achieve certain performance targets and (ii) higher depreciation and amortization expense as a result of additional software placed into service related to systems enhancements and leasehold improvements at newly renovated sales centers subsequent to the first quarter of 2019.

Non-Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	$	%
Interest expense	$10	$10	$—	—
Equity in earnings from unconsolidated affiliates	(3)	(1)	(2)	NM(1)
Other (gain) loss, net	(2)	1	(3)	NM(1)
Income tax expense	1	20	(19)	(95.0)

(1)	Fluctuation in terms of percentage change is not meaningful

The change in non-operating expenses for the three months ended March 31, 2020, compared to the same periods in 2019, is primarily due to an increase in equity in earnings from unconsolidated affiliates and a decrease in income tax expense due to a decrease in income before income taxes combined with a decrease in the effective tax rate.  See Note 14: Income Taxes for additional information.

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

•

As of March 31, 2020, we had total cash and cash equivalents of $759 million, including $90 million of restricted cash. The restricted cash balance relates to escrowed cash from sales of our VOIs and reserves related to our non-recourse debt.

•

During the first quarter of 2020, we substantially drew down the remaining borrowing capacity under the revolver facility as a precautionary measure to ensure liquidity for a sustained period as a result of the COVID-19 pandemic. We do not have a plan for the use of the proceeds other than for general corporate and working capital purposes in the ordinary course of business. As of March 31, 2020, we have $39 million remaining borrowing capacity under the revolver facility (“Revolver”) which includes $29 million of undrawn borrowing capacity available for letters of credit and $10 million available under short-term borrowings. See Note 11: Debt and Non-Recourse Debt for additional information.

•

During the first quarter of 2020, we drew down $195 million on our Timeshare Facility and have $255 million remaining borrowing capacity under our Timeshare Facility. See Note 11: Debt and Non-Recourse Debt for additional information.

To optimize our liquidity and access to capital in light of the significant adverse impact of the COVID-19 pandemic, particularly as substantially all of our properties have temporarily closed and substantially all of our sales, operations and other activities have been suspended, we have undertaken efforts to increase our capital and decrease our expenses. These include the furlough of approximately 67 percent of our employees, temporary salary reductions for the remaining employees’, eliminating discretionary spending, and reducing our planned investment in new inventory by approximately $200 million.

We believe that these actions, together with drawing on available borrowings  under our Revolver and preserving our capacity under our Timeshare Facility as described above, will provide adequate capital to meet our short- and long-term liquidity requirements for operating expenses and other expenditures, including payroll and related benefits, legal costs, and to finance our long-term growth plan and capital expenditures for the foreseeable future. As we are not able to estimate the date that the suspensions of resort and sales operations will be lifted, we may need to take additional actions to ensure the continuity of our business.  Any sustained material adverse impact on our revenues, net income and other operating results due to COVID-19 could cause our financial covenants under our debt obligations to be adversely affected.  If we are unable to comply with or obtain potential modifications to such covenants prior to any breaches, we may trigger events of defaults under these arrangements.  We are currently in negotiations with our lenders to amend such covenants as needed and believe we will be able to reach an agreement in advance of any such default.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	$
Net cash provided by (used in):
Operating activities	$53	$14	$39
Investing activities	(8)	(10)	2
Financing activities	562	38	524

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

The change in net cash flows provided by operating activities for the three months ended March 31, 2020, compared to the same period in 2019 was primarily due to a reduction in the purchase and development of real estate for future conversion to inventory, partially offset by decreased sources of cash from working capital.

The following table exhibits our VOI inventory spending:

	Three Months Ended March 31,
($ in millions)	2020	2019
VOI spending - owned properties	$17	$26
VOI spending - fee-for-service upgrades(1)	8	14
Purchases and development of real estate for future conversion to inventory	5	60
Total VOI inventory spending	$30	$100

(1)

Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects of $5 million and $9 million recorded in Costs of VOI sales for the three months ended March 31, 2020 and 2019, respectively.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	$
Capital expenditures for property and equipment	$(3)	$(6)	$3
Software capitalization costs	(5)	(4)	(1)
Net cash used in investing activities	$(8)	$(10)	$2

The change in net cash used in investing activities for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to a reduction of property and equipment spending.

Our capital expenditures include spending related to technology, buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

Financing Activities

The following table summarizes our net cash provided by financing activities:

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	$
Issuance of debt	$495	$195	$300
Issuance of non-recourse debt	195	—	195
Repayment of debt	(57)	(23)	(34)
Repayment of non-recourse debt	(58)	(40)	(18)
Repurchase and retirement of common stock	(10)	(92)	82
Payment of withholding taxes on vesting of restricted stock units	(2)	(2)	—
Other financing activity	(1)	—	(1)
Net cash provided by financing activities	$562	$38	$524

The change in net cash flows provided by financing activities for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to (i) higher issuances of debt and non-recourse debt relating to our Revolver and Timeshare Facility and (ii) a reduction in share repurchases of common stock, partially offset by higher repayments of debt and non-recourse debt. See Note 11: Debt & Non-recourse Debt in our condensed consolidated financial statements for further discussion.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2020:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$1,272	$12	$22	$1,215	$23
Non-recourse debt	892	221	444	141	86
Interest on debt(1)	258	67	115	61	15
Operating leases	90	19	29	23	19
Inventory purchase commitments	473	101	260	98	14
Other commitments(2)	26	18	8	—	—
Total contractual obligations	$3,011	$438	$878	$1,538	$157

(1)	Includes interest on our debt and non-recourse debt. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 0.99 percent as of March 31, 2020.
(2)	Primarily relates commitments related to information technology and brand licensing under the normal course of business.

We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand.  As of March 31, 2020, our inventory-related purchase commitment totaled $473 million over 11 years of which we expect to purchase $26 million for the remaining of 2020.

We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $569 million as of March 31, 2020 which primarily consist of escrow and construction related bonds.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of March 31, 2020 consisted of $473 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand and $26 million of other commitments under the normal course of business. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 19: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

COVID-19 and Subsequent Events

The novel coronavirus (“COVID-19”) pandemic has significantly impacted the hospitality industry due to travel restrictions and stay-at-home directives that have resulted in cancellations and significantly reduced travel around the world. As a result of the reduction in travel, we have closed substantially all of our resorts and sales centers for an indeterminate duration.  In response to the impact of COVID-19, we have taken actions to ensure the continuity of our business and operations, including furloughing approximately 67 percent of our employees, implementing salary reductions for the remaining active employees, eliminating all discretionary spending, and reducing our planned investment in new inventory by approximately $200 million.

In addition, we drew down on the availability under our credit facility as a precautionary measure to ensure liquidity for a sustained period.  As we are not able to estimate the date that the suspensions of resort and sales operations will be lifted, we may need to take additional actions to ensure the continuity of our business. Any sustained material adverse impact on our revenues, net income and other operating results due to COVID-19 could cause our financial covenants under our debt obligations to be adversely affected.  If we are unable to comply with or obtain potential modifications to such covenants prior to any breaches, we may trigger events of defaults under these arrangements.  We are currently in negotiations with our lenders to amend such covenants as needed and believe we will be able to reach an agreement in advance of any such default.

•	On April 16, we announced that we had adopted a shareholder rights plan.

•

On April 22, we entered into Amendment No. 14 to our Timeshare Facility, which amended certain key definitions related to delinquency level calculations of underlying timeshare loans that are used as collateral for borrowings under our Timeshare Facility.  Additionally, it provides us with the added flexibility to manage any potential increase in the rate of delinquency that may result from the impact of the COVID-19 pandemic. All other terms and borrowing capacity remained unchanged.

•	In April 2020, we furloughed approximately 6,100 out of our 9,100 employees.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and currency exchange rates. We manage our exposure to these risks by monitoring available financing alternatives and through pricing policies that may take into account currency exchange rates. During the course of March 2020, we drew down the substantial remainder of our credit facility through net borrowings of an additional $445 million that was available under our revolver facility, for a total amount of $761 million outstanding at an average interest rate of 2.60%, after taking into account repayments. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

To the extent we continue to have variable-rate borrowings and continue to utilize variable-rate indebtedness in the future, any increase in interest rates beyond amounts covered under any corresponding derivative financial instruments, particularly if sustained, could have an adverse effect on our net income, cash flows and financial position. While we have entered into certain hedging transactions to address such potential risk, such transactions and any future hedging transactions we may enter into may not adequately mitigate the adverse effects of interest rate increases or that counterparties in those transactions will honor their obligations.

The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of March 31, 2020, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2020	2021	2022	2023	2024	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	12.148%	$69	$92	$93	$93	$92	$264	$703	$729
Fixed-rate unsecuritized timeshare financing receivables	12.945%	43	50	54	59	63	362	631	648
Liabilities:(3)
Fixed-rate debt	3.930%	176	162	113	112	343	118	1,024	954
Variable-rate debt(4)	2.489%	7	10	205	918	—	—	1,140	1,123

(1)	Weighted-average interest rate as of March 31, 2020.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Variable-rate debt includes principal outstanding debt of $945 million and non-recourse debt of $195 million as of March 31, 2020. See Note 11: Debt & Non-recourse Debt in our unaudited condensed consolidated financial statements for additional information.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We will continue to assess the adequacy of our disclosure controls and procedures and make any appropriate changes given the various government mandates and orders of business closures and the resulting remote working conditions as a result of the COVID-19 pandemic.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the effectiveness of our internal controls over financial reporting consistent with past practice, particularly in light of the various government mandates and orders of business closures and the resulting remote working conditions as a result of the COVID-19 pandemic.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe an unfavorable outcome is either reasonably possible or remote and/or for which are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2020 will not have a material effect on our unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors

The following represents material changes and updates to the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. The risk factor below and the risk factors included in our Annual Report on Form 10-K may be important to understanding statements in this Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

The following risks and those risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 contain forward-looking statements, and they may not be the only risks facing the Company. The business, financial condition and operating results of the Company can be affected by the risk factors described in such reports and by other factors currently unknown, that management presently believes not to be material, that management has made certain forward looking, projections, estimates or assumptions, or that may rapidly evolve, develop or change, including those that are caused, directly or indirectly, by the COVID-19 pandemic.  Any one or more of such factors could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and the trading price of our common stock.  Because of these factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The COVID-19 pandemic has impacted, and will likely continue to have a material adverse impact on, our business, financial condition and results of operations for the foreseeable future, and may also impact our ability to meet certain financial covenants under our debt agreements in the future.

The COVID-19 pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations, such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. As a result, the pandemic has significantly disrupted domestic and international travel, and has adversely impacted commercial activity across the travel, lodging and hospitality industries, including the timeshare industry. The COVID-19 pandemic has had, and is expected to or may continue to have, significant adverse impacts on global economic and market, financial, healthcare, societal, and government regulatory conditions.

The effects of the COVID-19 pandemic on the travel and hospitality industries are unprecedented with demand reaching historic lows. As of March 31, 2020, we had temporarily closed operations at substantially all of our resorts and closed substantially all of our sales centers. We cannot predict when the effects of the pandemic will subside, and thus we cannot predict when we will be able to reopen our properties and if or when our business will return to normalized levels. There also can be no guarantee that when the restrictions implemented to mitigate the health impact of the pandemic are lifted, the demand for VOIs and consumer confidence in travel generally, will recover as quickly as other industries. The economic downturn resulting from the measures taken to mitigate the health impact of the pandemic may deter consumers from spending on travel and leisurely activities, which would adversely impact our business. The impact of the pandemic on our operations has had and will continue to have a significantly adverse impact on our revenues, results of operations and liquidity.

Although we have taken certain actions to ensure the continuity of our business and operations, including implementing salary reductions, employee furloughs of over 6,100 of our approximately 9,100 employees, and hiring freezes, we may need to take additional actions to ensure the continuity of our business. We drew down on the availability under our credit facility as a precautionary measure to ensure liquidity for a sustained period but we cannot guarantee we will have sufficient liquidity to continue to fund our business depending on the extent and duration of the pandemic and resulting economic downturn.  The increase in our level of debt may adversely affect our financial and operating activities or ability to incur additional debt.

In addition, any sustained materially adverse impact on our revenues, net income and other operating results due to the impact of the COVID-19 pandemic could cause us to breach our operating and financial covenants under our debt obligations, including our credit facility. If we are unable to comply with such covenants, or obtain modifications or waivers to such covenants prior to any such breaches under our credit facility, warehouse facility, term loans or indenture governing our public notes, as applicable, we may trigger events of defaults under such documents and the lenders may have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable.

We rely on various commercial agreements and arrangements, including our arrangements with joint venture partners, key developers, and fee-for-service partners, that are critical to our business and operations. Some of those agreements, such as our fee-for-service arrangements, require us to achieve certain sales and related performance levels before we earn our fees and the failure to achieve those targets will not only result in us not earning our fees but may give rise to the other parties’ ability to terminate such arrangements. While we believe we can rely on certain force majeure related exceptions to such termination rights, there can be no assurance that such parties will agree with our view. In addition, these events may result in renegotiating the agreements and there can be no assurance that we will be able to agree to new or revised terms that are favorable to us. Finally, parties to other commercial agreements may themselves assert or attempt to terminate various agreements and arrangements with us on the basis of force majeure provisions that may be contained in such agreements. Any termination of significant commercial agreements may adversely harm our operations.

In addition to the foregoing, the COVID-19 pandemic and the resulting adverse and unpredictable economic conditions are likely to implicate or exacerbate the risk factors that we identified in our Annual Report on Form 10-K for the year ended December 31, 2019, which in turn could significantly increase the adverse effects on our business, financial condition, liquidity and results of operations. Such risks include, but are not limited to, the following:

•

adverse changes in the supply and demand for our products and services, including, without limitation, those resulting from the various government mandates and orders that have resulted in the closure of most of our properties;

•	contraction in the global economy and recession;
•	changes in global and U.S. economic conditions, including low consumer confidence, high unemployment levels and depressed real estate prices, and global or domestic recessions;
•	sustained steep decline in tourism and travel by consumers, including due to changing perception and behavior of consumers affecting travel, lodging and vacationing;
•	delays in or cancellations of planned or future development or refurbishment projects, including due to steps we have taken and announced in an effort to proactively preserve our liquidity;
•	increased delinquency and default rates on our financing or loan receivables, including defaults on payments by borrowers due to loss of jobs, unemployment, or other financial difficulties;
•	our ability to securitize the receivables that we originate in connection with VOI sales;
•	the financial condition of third-party developers with whom we do business;
•

adverse impact on our human capital and its adequacy to operate our business and respond to continuously evolving regulatory, economic, health, business and related challenges, including successor planning for our executive team in the event any of them may be affected by COVID-19;

•	negative impact on the fair value of our assets, recognition of impairment losses of our assets, or reserves (including increases in estimated amount) against our financing receivables that;
•	increased exposure to variable rate indebtedness as interest rates fluctuate due to our increase borrowing and uncertain global economic and financial climate;

•	general compliance with the agreements relating to our outstanding indebtedness in addition to the financial and operating covenants discussed above;
•	inability to repay our debt as they mature or are due as a result of decreases in our operating cash flows;
•

inability to obtain the requisite licenses, permits, or other approvals that are critical in connection with our business, including due to COVID-19 related closures of, or delays of approvals by, regulatory agencies;

•	changes in governmental regulations resulting from COVID-19 that may impose significant restrictions, rules, regulations, and additional resources on our business and operations;
•	the availability and cost of capital necessary for us, and third-party developers with whom we do business, to fund investments, capital expenditures and service debt obligations;
•	the economic environment for and trends in the tourism and hospitality industry, which may impact the vacationing and purchasing decisions of consumers;
•	cyber security exposure and IT infrastructure, particularly with the rapid surge in remote working conditions due to above-described closures of properties and offices;
•

increases in compensation and general & administrative expenses (including, without limitation, severance and termination costs) due to significant furloughs, layoffs, or other changes to our workforce to date and in the future;

•	uncertainties related to our ability to re-hire or replace furloughed or terminated employees as we normalize our business and operations in the future;
•	the financial and general business condition of the travel industry;
•	war, political conditions or civil unrest, violence or terrorist activities or threats and additional, heightened travel security measures;
•

potential increases in litigation and adverse claims against us due to various actions that we have taken and may take in the future in response to the effects of COVID-19 with respect to various aspects of our operations (including, without limitation, labor and employment, commercial arrangements and agreements, and remediation efforts implemented at our properties in response to any COVID-19 related incidents); and

•

lasting negative public perception of travel, lodging, leisure, socialization, and other travel-related activities due to COVID-19 and other contagious diseases, such as Ebola, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu), and the Zika virus, and their impact on the way we conduct our business, operate our properties, and our employees work.

The COVID-19 pandemic has also resulted in severe disruption and volatility in the financial markets. Depending on the extent and duration of the COVID-19 pandemic, the price of our common stock on the NYSE may continue to experience declines and volatility which may negatively impact our ability to raise capital through the equity markets if necessary to increase our liquidity and will adversely impact your investments in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.
(b)	Not Applicable.
(c)

Issuer Repurchases. On March 13, 2020, the Company announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $200 million of its outstanding shares of common stock. The following table presents details regarding our repurchase of securities during the quarter ended March 31,2020. Due to the then-still developing significant adverse impact on the global economy, capital markets, travel industry, and various government mandates regarding closures of businesses, all due to the COVID-19 pandemic and various uncertainties related to it, the Company previously announced on March 31, 2020 that it had suspended the repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Appropriate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 1 - January 31, 2020	—	$—	—	$—
February 1 - February 28, 2020	—	—	—	—
March 1 - March 31, 2020	814,128	11.92	814,128	190,314,211
Total	814,128	$11.92	814,128	$190,314,211

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 17, 2017).

10.1

Omnibus Amendment No. 13 to Receivables Loan Agreement, effective as of January 17, 2020, by and among Hilton Grand Vacations Trust I LLC, as borrower, Hilton Resorts Corporation, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, Bank of America, N.A., as administrative agent, and Wells Fargo Bank, National Association, as securities intermediary and paying agent. *

10.2

Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (for use for all named executive officers other than Mr. Mark Wang) (2018 Awards).* +

10.3	Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (2018 Awards).* +

10.4

Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (for use for all named executive officers other than Mr. Mark Wang) (2019 Awards).* +

10.5	Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (2019 Awards).* +

10.6

Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (for use for all named executive officers other than Mr. Mark Wang) (2020 Awards).* +

10.7	Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (2020 Awards).*+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2020.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Executive Vice President and Chief Financial Officer