Form 10-Q
period 2020-06-30
Hilton Grand Vacations Inc.
filed 2020-07-31
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 24, 2020 was 85,077,503.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$733	$67
Restricted cash	90	85
Accounts receivable, net of allowance for credit losses of $17 and $21	74	174
Timeshare financing receivables, net	1,053	1,156
Inventory	907	558
Property and equipment, net	484	778
Operating lease right-of-use assets, net	58	60
Investments in unconsolidated affiliates	48	44
Intangible assets, net	79	77
Other assets	109	80
TOTAL ASSETS (variable interest entities - $942 and $748)	$3,635	$3,079
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other	$237	$298
Advanced deposits	116	115
Debt, net	1,263	828
Non-recourse debt, net	926	747
Operating lease liabilities	74	76
Deferred revenues	268	186
Deferred income tax liabilities	228	259
Total liabilities (variable interest entities - $931 and $750)	3,112	2,509
Commitments and contingencies - see Note 19
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 85,077,503 shares issued and outstanding as of June 30, 2020 and 85,535,501 shares issued and outstanding as of December 31, 2019	1	1
Additional paid-in capital	180	179
Accumulated retained earnings	342	390
Total equity	523	570
TOTAL LIABILITIES AND EQUITY	$3,635	$3,079

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Sales of VOIs, net	$—	$120	$56	$245
Sales, marketing, brand and other fees	13	145	119	286
Financing	43	43	87	84
Resort and club management	39	43	83	85
Rental and ancillary services	5	60	57	119
Cost reimbursements	23	43	72	85
Total revenues	123	454	474	904
Expenses
Cost of VOI sales	(1)	32	13	68
Sales and marketing	61	186	218	356
Financing	13	12	26	25
Resort and club management	6	12	18	23
Rental and ancillary services	24	37	61	72
General and administrative	22	30	43	57
Depreciation and amortization	11	12	23	20
License fee expense	6	26	28	49
Cost reimbursements	23	43	72	85
Total operating expenses	165	390	502	755
Interest expense	(12)	(11)	(22)	(21)
Equity in earnings from unconsolidated affiliates	1	2	4	3
Other loss, net	(3)	(1)	(1)	(2)
Income (Loss) before income taxes	(56)	54	(47)	129
Income tax benefit (expense)	8	(15)	7	(35)
Net income (loss)	$(48)	$39	$(40)	$94
Earnings (Loss) per share:
Basic	$(0.56)	$0.43	$(0.47)	$1.02
Diluted	$(0.56)	$0.43	$(0.47)	$1.01

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income (loss)	$(40)	$94
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23	20
Amortization of deferred financing costs, contract costs, and other	9	8
Provision for financing receivables losses	45	38
Other loss, net	1	2
Share-based compensation	4	12
Deferred income tax benefit	(31)	(9)
Equity in earnings from unconsolidated affiliates	(4)	(3)
Net changes in assets and liabilities:
Accounts receivable, net	100	(3)
Timeshare financing receivables, net	58	(42)
Inventory	(36)	(11)
Purchases and development of real estate for future conversion to inventory	(19)	(80)
Other assets	(33)	(27)
Accounts payable, accrued expenses and other	(72)	(3)
Advanced deposits	1	7
Deferred revenues	82	68
Net cash provided by operating activities	88	71
Investing Activities
Capital expenditures for property and equipment	(4)	(17)
Software capitalization costs	(11)	(10)
Investments in unconsolidated affiliates	—	(2)
Net cash used in investing activities	(15)	(29)
Financing Activities
Issuance of debt	495	410
Issuance of non-recourse debt	495	15
Repayment of debt	(60)	(105)
Repayment of non-recourse debt	(313)	(79)
Debt issuance costs	(6)	(2)
Repurchase and retirement of common stock	(10)	(271)
Payment of withholding taxes on vesting of restricted stock units	(2)	(3)
Proceeds from employee stock plan purchases	—	2
Other financing activity	(1)	(2)
Net cash provided by (used in) financing activities	598	(35)
Net increase in cash, cash equivalents and restricted cash	671	7
Cash, cash equivalents and restricted cash, beginning of period	152	180
Cash, cash equivalents and restricted cash, end of period	$823	$187

Supplemental disclosure of non-cash operating activities:
Non-cash transfers from Inventory to Property and Equipment(1)	$301	$—
Supplemental disclosure of non-cash financing activities:
Issuance of other debt	$—	$23

(1)	See Note 8: Property and Equipment for more information.

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2019	85	$1	$179	$390	$570
Net income	—	—	—	8	8
Activity related to share-based compensation	—	—	(5)	—	(5)
Repurchase and retirement of common stock	(1)	—	(2)	(8)	(10)
Balance as of March 31, 2020	84	1	172	390	563
Net loss	—	—	—	(48)	(48)
Activity related to share-based compensation	—	—	8	—	8
Balance as of June 30, 2020	84	1	$180	$342	$523

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2018	94	$1	$174	$441	$616
Net income	—	—	—	55	55
Activity related to share-based compensation	—	—	1	—	1
Repurchase and retirement of common stock	(3)	—	(5)	(92)	(97)
Balance as of March 31, 2019	91	1	170	404	575
Net income	—	—	—	39	39
Activity related to share-based compensation	—	—	10	—	10
Repurchase and retirement of common stock	(5)	—	(11)	(163)	(174)
Balance as of June 30, 2019	86	1	$169	$280	$450

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts; and managing our points-based Hilton Grand Vacations Club exchange program (collectively the “Club”). As of June 30, 2020, we had 60 properties, comprised of 9,595 units, located in the United States (“U.S.”), Japan, the United Kingdom, Italy and Barbados. A significant number of our properties and units are concentrated in Florida, Hawaii, Nevada, New York, and South Carolina, with particular concentration of our units in Florida, Hawaii and New York.

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

COVID-19

The novel coronavirus (“COVID-19”) pandemic has significantly negatively impacted the hospitality, travel and leisure industries due to various mandates and orders to close non-essential businesses, impose travel restrictions, require “stay-at-home” and/or self-quarantine, and require similar actions. Such restrictions and directives have resulted in cancellations and significant reductions in travel around the world, as well as the negative global economic conditions resulting from the impact of COVID-19. As a result of the reduction in travel, during the first quarter of 2020 we closed substantially all of our resorts and sales centers.

In addition, in response to the impact of COVID-19, we have taken actions to ensure the continuity of our business and operations, including furloughing approximately 67 percent of our employees, implementing salary reductions for the remaining active employees, eliminating all discretionary spending, and reducing our planned investment in new inventory by approximately $200 million.  Further, during the first quarter of 2020, we drew down on the availability under our credit facility as a precautionary measure to ensure liquidity for a sustained period and on May 8, 2020, we amended our Credit Agreement which amended certain terms of the credit facilities (“Senior Secured Credit Facilities”) to provide us with both near-term and long-term flexibility with respect to satisfying certain negative and financial covenant ratios as may be needed due to the ongoing and uncertain future impact of the COVID-19 pandemic on our business and operations. See Note 11: Debt and Non-recourse debt for additional actions taken with respect to our financial flexibility.

Prior to re-opening our resorts and sales centers, we introduced the HGV Enhanced Care Guidelines, designed to provide owners, guests and team members with the highest level of cleaning protocols and safety standards recommended by the Center for Disease Control and Prevention and cleaning solutions approved by the Environmental Protection Agency in response to the COVID-19 pandemic. Along with providing personal protective equipment to team members, these Enhanced Care Guidelines include low-touch arrivals and departures, frequent and thorough cleaning, reduction of paper items, reduced capacity for our pool decks and fitness centers, and new technologies. While operations were suspended, essential resort personnel worked diligently maintaining the resorts for a safe re-opening. Annual deep cleanings, typically scheduled during slower seasons, were moved up and completed, allowing the resorts to be in top shape when owners and guests arrive.

Beginning in May 2020, various states and counties started to allow gradual relaxation of restrictions on activities and a resumption of businesses. In response, we began a phased reopening of resorts and resumption of our business activities during the second quarter of 2020, but under new operating guidelines and with safety measures. As of June 30, 2020, we have approximately two thirds of our resorts and sales centers open and currently operating however, many of our resorts and sales centers are operating with significant capacity constraints and subject to various safety measures.

While we plan to continue to reopen our resorts and resume our business as conditions permit, the pandemic continues to be unprecedented and rapidly changing, and has unknown duration and severity. Further, various state and local government officials may issue new or revised orders that are different than current ones under which we are operating. Accordingly, there remains significant uncertainty as to the degree of impact and duration of the conditions stemming from the ongoing pandemic on our revenues, net income and other operating results, as well as our business and operations generally. Any significantly extended duration or worsening of the conditions associated with the pandemic may adversely impact our liquidity in the longer term, including our ability to finance our day-to-day business and operations, and may adversely affect our ability to comply with our financial covenants under our debt obligations notwithstanding the recent amendments discussed above.

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

In March 2020, the SEC issued a final rule, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, which simplifies the disclosure requirements related to registered securities under Rule 3-10 of Regulation S-X. The rule replaces the requirement for a parent entity to provide detailed disclosures with regard to guarantors of registered debt offerings within the footnotes to the consolidated financial statements. Under the final rule, a parent entity is required to present summarized financial information of the issuers’ and guarantors’ balance sheets and statements of operations on a consolidated basis. It also requires qualitative disclosures with respect to information about guarantors and the terms and conditions of guarantees. These disclosures may be provided outside the footnotes to the Company’s consolidated financial statements. We early adopted the reporting requirements of the rule in the second quarter of 2020 and elected to provide these disclosures in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Real Estate and Financing Segment
Sales of VOIs, net	$—	$120	$56	$245
Sales, marketing, brand and other fees	13	145	119	286
Interest income	36	36	74	72
Other financing revenue	7	7	13	12
Real estate and financing segment revenues	$56	$308	$262	$615

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Resort Operations and Club Management Segment
Club management	$22	$26	$47	$52
Resort management	17	17	36	33
Rental	5	53	52	105
Ancillary services	—	7	5	14
Resort operations and club management segment revenues	$44	$103	$140	$204

Contract Balances

The following table provides information on our accounts receivable from contracts with customers which are included in Accounts receivable, net on our condensed consolidated balance sheets:

	June 30,	December 31,
($ in millions)	2020	2019
Receivables	$41	$129

The following table presents the composition of our contract liabilities.

	June 30,	December 31,
($ in millions)	2020	2019
Contract liabilities:
Advanced deposits	$116	$115
Deferred Sales of VOIs of projects under construction	135	84
Club activation fees, annual dues and other	118	86
Club Bonus Point incentive liability(1)	59	59

(1)

Amounts related to the Club Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets. This liability is comprised of unrecognized revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned for the three and six months ended June 30, 2020 that was included in the contract liabilities balance at December 31, 2019 was approximately $17 million and $53 million, respectively.

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

Transaction Price Allocated to Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contract revenue that has not yet been recognized. Our contracts with remaining performance obligations primarily include (i) sales of VOIs under construction, (ii) Club activation fees paid at closing of a VOI purchase, (iii) customers’ advanced deposits on prepaid vacation packages and (iv) Club Bonus Points that may be redeemed in the future. The following table represents the deferred revenue, cost of VOI sales and direct selling costs from sales of VOIs related to projects under construction as of June 30, 2020:

	June 30,	December 31,
($ in millions)	2020	2019
Sales of VOIs, net	$135	$84
Cost of VOI sales(1)	40	27
Sales and marketing expense	20	12

(1)	Includes anticipated Cost of VOI sales related to inventory associated with Sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete.

We expect to recognize the revenue, costs of VOI sales and direct selling costs upon completion of the projects in 2021.

The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Club Bonus Points as of June 30, 2020:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$116	18 months	Upon customer stays
Club activation fees	69	7 years	Straight-line basis over average inventory holding period
Club Bonus Points	59	24 months	Upon redemption

Note 4: Restricted Cash

Restricted cash was as follows:

	June 30,	December 31,
($ in millions)	2020	2019
Escrow deposits on VOI sales	$39	$59
Reserves related to non-recourse debt(1)	51	26
	$90	$85

(1)	Includes a $15 million cash deposit that will be released upon future pledging of qualified collateral. See Note 11: Debt & Non-recourse Debt for further discussion.

Note 5: Accounts Receivable

The following table represents our accounts receivable, net of allowance for credit losses.  Following the adoption of ASC 326 on January 1, 2020, accounts receivable within the scope of ASC 326 are measured at amortized cost.

($ in millions)	June 30, 2020
Fee-for-service commissions(1)	$7
Real estate and financing	8
Resort and club operations	21
Tax receivables	32
Other receivables(2)	6
Total	$74

(1)	Net of allowance.
(2)	Primarily includes individually insignificant accounts receivable recognized in the ordinary course of business, the allowances for which are individually insignificant.

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

The changes in our allowance for fee-for-service commissions were as follows:

($ in millions)	June 30, 2020
Balance as of December 31, 2019	$19
Current period provision for expected credit losses	4
Write-offs charged against the allowance	(8)
Balance at June 30, 2020	$15

Note 6: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	June 30, 2020
($ in millions)	Securitized	Unsecuritized(1)	Total
Timeshare financing receivables	$956	$307	$1,263
Less: allowance for financing receivables losses	(78)	(132)	(210)
	$878	$175	$1,053

	December 31, 2019
($ in millions)	Securitized	Unsecuritized(1)	Total
Timeshare financing receivables	$758	$582	$1,340
Less: allowance for financing receivables losses	(54)	(130)	(184)
	$704	$452	$1,156

(1)

Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility ("Timeshare Facility") as well as amounts held as future collateral for securitization activities.

As of June 30, 2020, we had timeshare financing receivables with a carrying value of $20 million securing the Timeshare Facility in anticipation of future financing activities. As of December 31, 2019, we had no timeshare receivables pledged to the Timeshare Facility. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. During the six months ended June 30, 2020, we recorded an adjustment to our estimate of variable consideration of $45 million, which includes a $23 million revenue reduction related to changes in estimates primarily driven by economic factors surrounding the COVID-19 pandemic.

In June 2020, we completed a securitization of $300 million of gross timeshare financing receivables, which included a $15 million cash deposit that will be released upon future pledging of qualified collateral, and issued approximately $186 million of 2.74 percent notes, $66 million of 4.22 percent notes and $48 million of 6.42 percent notes, which have a stated maturity date of February 25, 2039. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing; therefore, the proceeds from the transaction are presented as non-recourse debt (collectively, the “Securitized Debt”). The proceeds were primarily used to pay down the remaining borrowings on our Timeshare Facility and general corporate operating expenses. See Note 11: Debt and Non-recourse Debt for additional information.

Our timeshare financing receivables as of June 30, 2020 mature as follows:

($ in millions)	Securitized	Unsecuritized	Total
Year
2020 (remaining)	$55	$13	$68
2021	112	26	138
2022	115	28	143
2023	118	30	148
2024	119	33	152
Thereafter	437	177	614
	956	307	1,263
Less: allowance for financing receivables losses	(78)	(132)	(210)
	$878	$175	$1,053

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

We recognize interest income on our timeshare financing receivables as earned. As of June 30, 2020, and December 31, 2019 we had $9 million of interest receivable outstanding included in our condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of June 30, 2020, our timeshare financing receivables had interest rates ranging from 3.90 percent to 20.50 percent, a weighted-average interest rate of 12.56 percent, a weighted-average remaining term of 7.7 years and maturities through 2035.

Our gross timeshare financing receivables balances by average FICO score were as follows:

	June 30,	December 31,
($ in millions)	2020	2019
FICO score
700+	$764	$818
600-699	279	292
<600	37	39
No score(1)	183	191
	$1,263	$1,340

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details the origination year of our gross timeshare financing receivables by average FICO score as of June 30, 2020:

($ in millions)	2020	2019	2018	2017	2016	Prior	Total
FICO score
700+	$74	$252	$169	$109	$70	$90	$764
600-699	24	89	61	39	25	41	279
<600	4	12	7	5	3	6	37
No score(1)	20	59	37	20	14	33	183
	$122	$412	$274	$173	$112	$170	$1,263

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

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

As of June 30, 2020 and December 31, 2019, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $101 million and $74 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	June 30, 2020
($ in millions)	Securitized	Unsecuritized	Total
Current	$935	$202	$1,137
31 - 90 days past due	12	13	25
91 - 120 days past due	4	5	9
121 days and greater past due	5	87	92
	$956	$307	$1,263

	December 31, 2019
($ in millions)	Securitized	Unsecuritized	Total
Current	$743	$502	$1,245
31 - 90 days past due	9	12	21
91 - 120 days past due	3	4	7
121 days and greater past due	3	64	67
	$758	$582	$1,340

The changes in our allowance for financing receivables losses were as follows:

	June 30, 2020
($ in millions)	Securitized	Unsecuritized	Total
Balance as of December 31, 2019	$54	$130	$184
Write-offs	—	(19)	(19)
Provision for financing receivables losses(1)	(12)	57	45
Securitization	36	(36)	—
Balance as of June 30, 2020	$78	$132	$210

	June 30, 2019
($ in millions)	Securitized	Unsecuritized	Total
Balance as of December 31, 2018	$43	$129	$172
Write-offs	—	(36)	(36)
Provision for financing receivables losses(1)	(8)	46	38
Balance as of June 30, 2019	$35	$139	$174

(1)	Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

Note 7: Inventory

Inventory was as follows:

	June 30,	December 31,
($ in millions)	2020	2019
Completed unsold VOIs	$253	$241
Construction in process	396	59
Land, infrastructure and other	258	258
	$907	$558

During the six months ended June 30, 2020, we recorded non-cash operating activity transfers from Property and equipment to Inventory. See Note 8: Property and Equipment.

Shown below are costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory.

	Six Months Ended June 30,
($ in millions)	2020	2019
Cost of sales true-up(1)	$5	$5

(1)	Costs of sales true ups reduced costs of VOI sales and increased inventory in the periods presented.

Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for service projects.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Cost of VOI sales related to fee-for-service upgrades	$—	$7	$5	$16

Note 8: Property and Equipment

Property and equipment was as follows:

	June 30,	December 31,
($ in millions)	2020	2019
Land	$104	$154
Building and leasehold improvements	245	286
Furniture and equipment	67	65
Construction in progress	190	383
	606	888
Accumulated depreciation	(122)	(110)
	$484	$778

During the six months ended June 30, 2020, we recorded non-cash operating activity transfers of $301 million related to the registrations for timeshare units under construction from Property and equipment to Inventory. Non-cash transfers are reflected in our unaudited condensed consolidated statements of cash flows.

Note 9: Consolidated Variable Interest Entities

As of June 30, 2020 and December 31, 2019, we consolidated 5 and 4 variable interest entities (“VIEs”), respectively, that issued non-recourse debt backed by pledged assets consisting primarily of a pool of timeshare financing receivables which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of our VIEs are available to settle the obligations of the respective entities.

Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	June 30,	December 31,
($ in millions)	2020	2019
Restricted cash	$50	$26
Timeshare financing receivables, net	878	704
Non-recourse debt(1)	926	747

(1)	Net of deferred financing costs.

During the six months ended June 30, 2020 and 2019, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 10: Investments in Unconsolidated Affiliates

As of June 30, 2020, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holding LLC, respectively, that are deemed as VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. Our investment interests in and equity earned from both VIEs are included in the consolidated balance sheets as Investments in unconsolidated affiliates and in the consolidated statements of operations as Equity in earnings from unconsolidated affiliates, respectively.

We held investments in our two unconsolidated affiliates with aggregated debt balances of $471 million and $479 million as of June 30, 2020 and December 31, 2019, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $48 million and $44 million as of June 30, 2020 and December 31, 2019, respectively and (ii) receivables for commission and other fees earned under fee-for-service arrangements.  See Note 17:  Related Party Transactions for additional information.

Note 11: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	June 30,	December 31,
($ in millions)	2020	2019
Debt(1)
Senior secured credit facilities:
Term loan with a rate of 2.000%, due 2023	$182	$187
Revolver with a weighted average rate of 2.000%, due 2023	760	320
Senior notes with a rate of 6.125%, due 2024	300	300
Other debt	27	27
	1,269	834
Less: unamortized deferred financing costs and discount(2)(3)	(6)	(6)
	$1,263	$828

(1)	As of June 30, 2020 and December 31, 2019, weighted-average interest rates were 3.080 percent and 4.571 percent, respectively.
(2)	Amount includes deferred financing costs related to our term loan and senior notes of $1 million and $5 million, respectively, as of June 30, 2020 and December 31, 2019.
(3)

Amount does not include deferred financing costs of $4 million as of June 30, 2020 and $5 million as of December 31, 2019, relating to our revolving facility included in Other Assets in our condensed consolidated balance sheets.

In May 2020, we amended our Credit Agreement with respect to certain terms of our credit facilities (the “Amendment”) to provide flexibility with respect to satisfying certain financial covenant ratios as may be needed due to the ongoing and uncertain future impact of the COVID-19 pandemic on our business and operations. The borrowing capacity under the Credit Agreement remained the same. In connection with the Amendment we incurred $1 million in debt issuance costs.

During the six months ended June 30, 2020, we borrowed $495 million and repaid $60 million (including recurring payments) under the senior secured credit facilities with an interest rate based on one month LIBOR plus 1.75 percent, subject to a 0.25 percent floor.

We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. As of June 30, 2020, we had approximately $182 million of our Term Loan subject to interest rate swap. Such interest rate swaps converted the LIBOR-based variable rates on our Term Loan to an average fixed annual rate of 0.53 percent per annum through November 2023.  Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded as a liability in Accounts payable, accrued expenses and other in our condensed consolidated balance sheets as of June 30, 2020. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. For the six months ended June 30, 2020, we recorded less than $1 million in accumulated other comprehensive loss related to the hedge.

As of June 30, 2020 and December 31, 2019, we had $1 million of outstanding letters of credit under the revolving credit facility.  We were in compliance with all applicable financial covenants as of June 30, 2020.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	June 30,	December 31,
($ in millions)	2020	2019
Non-recourse debt(1)
Securitized Debt with an average rate of 1.810%, due 2026	$34	$46
Securitized Debt with an average rate of 2.711%, due 2028	126	149
Securitized Debt with an average rate of 3.602%, due 2032	233	275
Securitized Debt with an average rate of 2.431%, due 2033	252	285
Securitized Debt with an average rate of 3.658%, due 2039	292	—
	937	755
Less: unamortized deferred financing costs(2)	(11)	(8)
	$926	$747

(1)	As of June 30, 2020 and December 31, 2019, weighted-average interest rates were 3.119 percent and 2.876 percent, respectively.
(2)

Amount relates to securitized debt only and does not include deferred financing costs of $2 million as of June 30, 2020 and $3 million as of December 31, 2019 relating to our Timeshare Facility which are included in Other Assets in our condensed consolidated balance sheets.

In June 2020, we completed a securitization of $300 million of gross timeshare financing receivables and issued approximately $186 million of 2.74 percent notes, $66 million of 4.22 percent notes and $48 million of 6.42 percent notes due February 2039. The Securitized Debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interest and temporarily by a $15 million cash deposit, which is reflected as Restricted Cash in our condensed consolidated balance sheets. The Securitized Debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt. The proceeds were primarily used to pay down the remaining borrowings on our Timeshare Facility and general corporate operating expenses. In connection with the securitization we incurred $5 million in debt issuance costs.

The Timeshare Facility is a non-recourse obligation with a borrowing capacity of $450 million and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. During the second quarter of 2020, we amended the Timeshare Facility, temporarily changing certain covenant requirements pricing and advance rates to be consistent with the amended corporate credit facility.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $36 million and $26 million as of June 30, 2020 and December 31, 2019, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of June 30, 2020 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2020 (remaining)	$6	$160	$166
2021	11	258	269
2022	11	165	176
2023	918	116	1,034
2024	300	100	400
Thereafter	23	138	161
	$1,269	$937	$2,206

Note 12: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	June 30, 2020
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,053	$—	$1,276
Liabilities:
Debt, net(2)	1,263	303	959
Non-recourse debt, net(2)	926	—	916

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

	December 31, 2019
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,156	$—	$1,446
Liabilities:
Debt, net(2)	828	326	544
Non-recourse debt, net(2)	747	—	749

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

We do not have any assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2020.

Note 13: Leases

We lease sales centers, office space and equipment under operating leases. Our leases expire at various dates from 2020 through 2030, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Rent expense for all operating leases for the three months ended June 30, 2020 and 2019 was $5 million and $4 million, respectively, and $10 million for the six months ended June 30, 2020 and 2019. This amount includes immaterial short-term leases and variable lease costs.

Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended June 30,
($ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9	$8
Right-of-use assets obtained in exchange for new lease liabilities:
Operating Leases	5	1

Supplemental balance sheet information related to operating leases was as follows:

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term of operating leases (in years)	5.7	6.1
Weighted-average discount rate of operating leases	4.87%	5.34%

Future minimum lease payments under noncancelable operating leases, due in each of the next five years and thereafter as of June 30, 2020, are as follows:

($ in millions)	Operating Leases
Year
2020 (remaining)	$9
2021	18
2022	14
2023	12
2024	11
Thereafter	22
Total future minimum lease payments	$86
Less: imputed interest	(12)
Present value of lease liabilities	$74

Note 14: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective tax rate is determined by the level and composition of pre-tax ordinary income or loss, which is subject to federal, foreign and state and local income taxes. The effective tax rate for the six months ended June 30, 2020 and 2019 was approximately 15 percent and 27 percent, respectively. The decrease in the effective tax rate is primarily due to the tax benefit on our worldwide estimated ordinary loss being reduced by the incremental tax expense from the estimated ordinary income in our foreign jurisdictions, the interest due on income deferred related to installment sales, and the impact of estimated permanent differences between financial reporting and taxable income.

We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020. The effect of tax law changes is required to be recognized either in the interim period in which the legislation is enacted or reflected in the computation of the annual effective tax rate, depending on the nature of the change. As of June 30, 2020, we evaluated the income tax provisions of the CARES Act and have determined there to be no effect on either the June 30, 2020 tax rate or the computation of the estimated effective tax rate for the year. We will continue to evaluate the income tax provisions of the CARES Act and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have income tax accounting and disclosure implications.

We have requested a change in accounting method effective for the taxable year beginning on January 1, 2020 and ending on December 31, 2020 which is pending IRS review.  The impact of the requested method change will be included in the financial statements upon IRS consent.

Note 15: Share-Based Compensation

Stock Plan

We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units (“Performance RSUs”) and nonqualified stock options (“Options”) to certain employees and directors. We recognized share-based compensation expense of $6 million and $7 million for the three months ended June 30, 2020 and 2019, respectively, and $4 million and $12 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, unrecognized compensation costs for unvested awards were approximately $25 million, which is expected to be recognized over a weighted average period of 1.8 years. As of June 30, 2020, there were 5,146,485 shares of common stock available for future issuance under this plan.

Service RSUs

During the six months ended June 30, 2020, we issued 652,583 Service RSUs with a grant date fair value of $25.24, which generally vest in equal annual installments over three years from the date of grant.

Options

During the six months ended June 30, 2020, we issued 566,401 Options with an exercise price of $25.80, which vest over three years from the date of the grant.

The weighted-average grant date fair value of these options was $9.14, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility	35.4%
Dividend yield	—%
Risk-free rate	1.0%
Expected term (in years)	6.0

As of June 30, 2020, we had 1,103,850 Options outstanding that were exercisable.

Performance Shares

During the six months ended June 30, 2020, we issued 172,620 Performance RSUs with a grant date fair value of $25.80. The Performance RSUs are settled at the end of a three-year performance period, with 70 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 30 percent of the Performance RSUs are subject to the achievement of certain contract sales targets. In March 2020, we determined that the performance conditions for the 2018, 2019, and 2020 Performance RSU awards were improbable of achievement due to the significantly negative impact of the COVID-19 pandemic on the global economy, demand for travel and leisure, and our business. As a result, we reversed $8 million of previously recognized share-based compensation expense related to our 2018 and 2019 Performance RSUs and ceased accruing expense related to Performance RSUs granted in 2018, 2019, and 2020, during the three months ended March 31, 2020. As of June 30, 2020, we determined the performance conditions continue to be improbable of achievement and therefore no expense was recognized in the current period.

Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the Plan, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95 percent of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. During the three and six months ended June 30, 2020 and 2019, we recognized less than $1 million of compensation expense related to this plan.

Note 16: Earnings (Loss) Per Share

The following table presents the calculation of our basic and diluted earnings (loss) per share (“EPS”).  The weighted- average shares outstanding used to compute basic EPS and diluted EPS for the three months ended June 30, 2020 was 85,002,791 and for the six months ended June 30, 2020 was 85,258,963. The weighted-average shares outstanding used to compute basic EPS and diluted EPS for the three months ended June 30, 2019 was 89,849,803 and 90,271,976, respectively, and for the six months ended June 30, 2019 was 91,959,041 and 92,421,752, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares outstanding in millions, except per share amounts)	2020	2019	2020	2019
Basic EPS:
Numerator:
Net income (loss)(1)	$(48)	$39	$(40)	$94
Denominator:
Weighted average shares outstanding	85	90	85	92
Basic EPS	$(0.56)	$0.43	$(0.47)	$1.02
Diluted EPS:
Numerator:
Net income (loss)(1)	$(48)	$39	$(40)	$94
Denominator:
Weighted average shares outstanding	85	90	85	92
Diluted EPS	$(0.56)	$0.43	$(0.47)	$1.01

(1)

Net income (loss) for the three months ended June 30, 2020 and 2019 was $(47,751,330) and $38,624,856, respectively, and for the six months ended June 30, 2020 and 2019 was $(39,924,584) and $93,692,657, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period. Potentially dilutive shares of 175,635 and 357,912 for the three and six months ended June 30, 2020, respectively, were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share as a result of our net loss position.

For the three and six months ended June 30, 2020, we excluded 3,027,069 and 2,429,811, respectively, and for the three and six months ended June 30, 2019, we excluded 1,433,833 and 1,168,159 share-based compensation awards, respectively, because their effect would have been anti-dilutive under the treasury stock method.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Equity in earnings from unconsolidated affiliates	$1	$2	$4	$3
Commissions and other fees	4	32	27	68

We also have $2 million and $25 million of outstanding receivables related to the fee-for-service agreements as of June 30, 2020 and December 31, 2019, respectively.

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

We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.

The following table present revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Revenues:
Real estate sales and financing	$56	$308	$262	$615
Resort operations and club management(1)(2)	44	114	148	224
Total segment revenues	100	422	410	839
Cost reimbursements	23	43	72	85
Intersegment eliminations(1)(2)	—	(11)	(8)	(20)
Total revenues	$123	$454	$474	$904

(1)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. There were no such charges related to this for the three months ended June 30, 2020. These charges totaled $11 million for the three months ended June 30, 2019, and $8 million and $20 million for the six months ended June 30, 2020 and 2019, respectively.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for the three and six months ended June 30, 2020 and 2019.

The following table presents Segment Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Adjusted EBITDA:
Real estate sales and financing(1)	$(14)	$69	$1	$149
Resort operations and club management(1)	15	66	70	131
Segment Adjusted EBITDA	1	135	71	280
General and administrative	(22)	(30)	(43)	(57)
Depreciation and amortization	(11)	(12)	(23)	(20)
License fee expense	(6)	(26)	(28)	(49)
Other loss, net	(3)	(1)	(1)	(2)
Interest expense	(12)	(11)	(22)	(21)
Income tax benefit (expense)	8	(15)	7	(35)
Equity in earnings from unconsolidated affiliates	1	2	4	3
Other adjustment items(2)	(4)	(3)	(5)	(5)
Net income (loss)	$(48)	$39	$(40)	$94

(1)	Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)	For the three and six months ended June 30, 2020 and 2019, this amount includes costs associated with restructuring, one-time charges and other non-cash items.

Note 19: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2020, we were committed to purchase approximately $464 million of inventory and land over a period of 11 years and $26 million of other commitments under the normal course of business. Additionally, we have committed to develop additional vacation ownership units at an existing resort in Japan. During the second quarter of 2020, we entered into an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the six months ended June 30, 2020 and 2019, we purchased $9 million and $28 million, respectively, as required under our inventory-related purchase commitments. As of June 30, 2020, our remaining obligation pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2020 (remaining)	2021	2022	2023	2024	Thereafter	Total
Inventory purchase obligations	$17	$225	$110	$58	$40	$14	$464
Other commitments(1)	7	14	3	2	—	—	26
Total	$24	$239	$113	$60	$40	$14	$490

(1)	Primarily relates to commitments related to information technology and brand licensing under the normal course of business.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe that possible losses derived from an unfavorable outcome that is reasonably possible or remote is not reasonably estimable. While the actual results of claims and litigation cannot be predicted with certainty, we expect that the resolution of all pending or threatened claims and litigation as of June 30, 2020, will not materially affect our unaudited condensed consolidated financial statements.

Note 20: Subsequent Events

Management has evaluated all subsequent events through July 30, 2020, the date the unaudited consolidated financial statements were available to be issued.  The results of management’s analysis indicated no significant subsequent events have occurred that required consideration as adjustments to our disclosures in the unaudited financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements convey management’s expectations as to our future, and are based on management’s beliefs, expectations, assumptions and such plans, estimates, projections and other information available to management at the time we make such statements. Forward-looking statements include all statements that are not historical facts, including those related to our revenues, earnings, cash flow and operations, and may be identified by terminology such as the words “outlook,” “believe,” “expect,” “potential,” “goal,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “projects,” predicts,” “intends,” “plans,” “estimates,” “anticipates” “future,” “guidance,” “target,” or the negative version of these words or other comparable words.

We caution you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond our control, that may cause our actual results, performance or achievements to be materially different from the future results. Factors that could cause our actual results to differ materially from those contemplated by our forward-looking statements include: the material impact of the COVID-19 pandemic on our business, operating results, and financial condition; the extent and duration of the impact of the COVID-19 pandemic on global economic conditions; our ability to meet our liquidity needs; risks related to our indebtedness; inherent business risks, market trends and competition within the timeshare and hospitality industries; our ability to successfully source inventory and market, sell and finance VOIs; default rates on our financing receivables; the reputation of and our ability to access Hilton brands and programs, including the risk of a breach or termination of our license agreement with Hilton; compliance with and changes to United States and global laws and regulations, including those related to anti-corruption and privacy; risks related to our acquisitions, joint ventures, and other partnerships; our dependence on third-party development activities to secure just-in-time inventory; the performance of our information technology systems and our ability to maintain data security; regulatory proceedings or litigation; our ability to attract and retain  key executives and employees with skills and capacity to meet our needs; and natural disasters or adverse geo-political conditions. Any one or more of the foregoing factors could adversely impact our operations, revenue, operating margins, financial condition and/or credit rating.

For additional information regarding factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements in this Report, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented and updated by the risk factors discussed in “Part II-Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Report, as well as those described from time to time other periodic reports that we file with the SEC. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.

Terms Used in this Quarterly Report on Form 10-Q

Except where the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Hilton Grand Vacations,” “HGV,” “the Company,” “we,” “us” and “our” refer to Hilton Grand Vacations Inc., together with its consolidated subsidiaries. Except where the context requires otherwise, references to our “properties” or “resorts” and “units” refer to the timeshare properties that we manage or own. Of these resorts and units, a portion is directly owned by us or our joint ventures in which we have an interest and the remaining resorts and units are owned by our third-party owners.

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

Overview

Our Business

We are a timeshare company that markets and sells VOIs, manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of June 30, 2020, we have 60 properties, representing 9,595 units, that are primarily located in vacation destinations such as Orlando, Las Vegas, the Hawaiian Islands, New York City, Washington D.C., and South Carolina and feature spacious, condominium-style accommodations with superior amenities and quality service. As of June 30, 2020, we have approximately 327,000 Hilton Grand Vacations Club and Hilton Club (collectively the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 6,100 properties, as well as numerous experiential vacation options, such as cruises and guided tours. Our business has been and continues to be adversely impacted by the COVID-19 pandemic and its effects on the global economy, including the various government orders and mandates for closures of non-essential businesses.  Please see “Recent Events” and other discussions throughout this Report for additional information regarding such impacts.

We operate our business across two segments: (1) real estate sales and financing; and (2) resort operations and club management.

Real Estate Sales and Financing

Our primary product is the marketing and selling of fee-simple VOIs deeded in perpetuity and right to use real estate interests, developed either by us or by third parties. This ownership interest is an interest in real estate generally equivalent to one week on an annual basis, at the timeshare resort where the VOI was purchased. Traditionally, timeshare operators have funded 100 percent of the investment necessary to acquire land and construct timeshare properties. We source VOIs through fee-for-service and just-in-time agreements with third-party developers and have focused our inventory strategy on developing an optimal inventory mix focused on developed properties as well as fee-for-service and just-in-time agreements. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory with the sale to purchasers. Sales of owned, including just-in-time inventory, generally result in greater Adjusted EBITDA contributions, while fee-for-service sales require less initial investment and allow us to accelerate our sales growth. Both sales of owned inventory and fee-for-service sales generate long-term, predictable fee streams, by adding to the Club membership base and properties under management, that generate strong returns on invested capital.

For the six months ended June 30, 2020, sales from fee-for-service, just-in-time and developed inventory sources were 53 percent, 24 percent and 23 percent, respectively, of contract sales. See “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Metrics” for additional discussion of contract sales. Based on our trailing twelve months sales pace, we have access to approximately nine years of future inventory, with capital efficient arrangements representing approximately 52 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

We sell our vacation ownership products under the Hilton Grand Vacations brand primarily through our distribution network of both in-market and off-site sales centers.  Our products are currently marketed for sale throughout the United States and the Asia-Pacific region.  We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership.  We have sales distribution centers in Las Vegas, Orlando, Oahu, Japan, New York, Myrtle Beach, Waikoloa, Washington D.C., Hilton Head, Park City, Chicago, Korea and Carlsbad. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach.  We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton and are frequent leisure travelers.  Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the six months ended June 30, 2020, 57 percent of our contract sales were to our existing owners.

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 9 percent to 18 percent per annum. Financing propensity was 63 percent and 66 percent for the six months ended June 30, 2020 and 2019, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for new loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Six Months Ended June 30,
	2020	2019
Weighted-average FICO score	735	737

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

Key Business and Financial Metrics and Terms Used by Management

Real Estate Sales Operating Metrics

We measure our performance using the following key operating metrics:

•

Contract sales represents the total amount of VOI products (fee-for-service and developed) under purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price. Contract sales differ from revenues from the Sales of VOIs, net that we report in our condensed consolidated statements of operations due to the requirements for revenue recognition, as well as adjustments for incentives. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business and is used to manage the performance of the sales organization. While we do not record the purchase price of sales of VOI products developed by fee-for-service partners as revenue in our condensed consolidated financial statements, rather recording the commission earned as revenue in accordance with U.S. GAAP, we believe contract sales to be an important operational metric, reflective of the overall volume and pace of sales in our business and believe it provides meaningful comparability of our results to the results of our competitors which may source their VOI products differently.

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

Recent Events Related to the COVID-19 Pandemic and Impact on Our Results of Operations, Financial Condition, and Business During the Three and Six Months Ended June 30, 2020.

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

Accordingly, commencing in March 2020, we started to temporarily close substantially all of our properties and suspended our U.S sales operations and closed such sales offices.  In addition, we took a number of other actions to reduce our expenses and preserve liquidity, including furloughing more than 6,100 of our approximately 9,100 employees, implementing salary reductions for the remaining active employees, implementing hiring freezes, eliminating all discretionary spending, and reducing our planned investment in new inventory by approximately $200 million.

Furthermore, we believe the following actions will provide adequate capital to meet our short-and long-term liquidity requirements for anticipated operating expenses and other expenditures, including payroll and related benefits, legal costs, and additional costs related to complying with various regulatory requirements and best practices for opening under the current environment resulting from the pandemic, and to finance our long-term growth plan and capital expenditures for the foreseeable future.

•

In March 2020, we drew down the substantial remainder of our borrowing capacity under our revolver facility through net borrowings of $445 million as a precautionary measure to ensure liquidity for a sustained period in the economic environment resulting from the COVID-19 pandemic. We expect the proceeds would be used for general corporate and working capital purposes in the ordinary course of business.

•

In April 2020, we amended certain key definitions related to delinquency level calculations of underlying timeshare loans that are used as collateral for borrowings under our Timeshare Facility, and generated added flexibility to manage any potential increase in the rate of delinquency as a result of the impact of the COVID-19 pandemic.

•

In May 2020, we amended our Credit Agreement which amended certain terms of the credit facilities (“Senior Secured Credit Facilities”) to provide us with both near-term and long-term flexibility with respect to satisfying certain negative and financial covenant ratios as may be needed due to the ongoing and uncertain future impact of the COVID-19 pandemic on our business and operations.

•

In June 2020, we completed a securitization of $300 million of gross timeshare financing receivables and used the proceeds to pay down the $195 million outstanding balance on our Timeshare Facility and for general corporate operating expenses. As of June 30, 2020, we have $450 million remaining borrowing capacity under our Timeshare Facility. See Note 11: Debt and Non-Recourse Debt for additional information.

The closure of our resorts and sales centers, and the related suspensions of our operations, expectedly have had a materially adverse impact on our revenues, net income and other operating results during the second quarter, as well as our business and operations generally, as more fully discussed below. As discussed in further detail below, substantially all of the unfavorable changes in our operating results during the three and six months ended June 30, 2020 as compared to prior periods were as a result of the closure of substantially all of our resorts, operations and sales activities.

Outlook

The COVID-19 pandemic has created an unprecedented and challenging time. Our current focus is on taking critical actions that are aimed at positioning the Company in a sound position from an operational, liquidity, credit access, and compliance perspective for a strong recovery when the impact of COVID-19 subsides. As discussed above, we have taken several steps to enhance our liquidity, preserve cash, reduce our expenditures and provide financial flexibility. We will continue to assess the evolving COVID-19 pandemic, including the various government mandates and orders that impact the re-opening of our properties and any new recommended or required business practices, and will take additional actions as appropriate.

Prior to re-opening our resorts and sales centers, we introduced the HGV Enhanced Care Guidelines, designed to provide owners, guests and team members with the highest level of cleaning protocols and safety standards recommended by the Center for Disease Control and Prevention and cleaning solutions approved by the Environmental Protection Agency in response to the COVID-19 pandemic. Along with providing personal protective equipment to team members, these Enhanced Care Guidelines include low-touch arrivals and departures, frequent and thorough cleaning, reduction of paper items, reduced capacity for our pool decks and fitness centers, and new technologies. While operations were suspended, essential resort personnel worked diligently maintaining the resorts for a safe re-opening. Annual deep cleanings, typically scheduled during slower seasons, were moved up and completed, allowing the resorts to be in top shape when owners and guests arrive.

Beginning in May 2020, various states and counties started to allow gradual relaxation of restrictions on activities and a resumption of businesses. In response, we began a phased reopening of resorts and resumption of our business activities during the second quarter of 2020, but under new operating guidelines and with safety measures. As of July 2020, we have nearly three quarters of our resorts and sales centers open and currently operating however, many of our resorts and sales centers are operating with significant capacity constraints and subject to various safety measures.

Although we have started re-opening our sales centers, they have initially been operating at lower levels of utilization than they were prior to the temporary shutdown.  This includes lower levels of sales staff, modified operating schedules to stagger tours in compliance with social distancing rules, and running a reduced weekly operating calendar.  As we respond to changes in tour flow, we intend to adjust our sales operations accordingly while complying with all applicable social distancing rules and our own safety measures.

While we plan to continue to reopen our resorts and resume our business as conditions and applicable rules and regulations permit, the pandemic continues to be unprecedented and rapidly changing, and has unknown duration and severity. Further, various state and local government officials, including Florida, Hawaii and New York, where we have a significant concentration of our properties and units, may issue new or revised orders that are different than current ones under which we are operating.

Accordingly, there remains significant uncertainty as to the degree of impact and duration of the conditions stemming from the ongoing pandemic on our revenues, net income and other operating results, as well as our business and operations generally. Any significantly extended duration or worsening of the conditions associated with the pandemic may adversely impact our liquidity in the longer term, including our ability to finance our day-to-day business and operations, and may adversely affect our ability to comply with our financial covenants under our debt obligations notwithstanding the recent amendments discussed above. Please review carefully the risk factors contained in our 2019 10-K and, in particular, those that are included in our first quarter 2020 10-Q and this Report for discussions of various factors and uncertainties related to the pandemic that may materially impact us.

Results of Operations

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

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

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	$	%	2020	2019	$	%
Revenues:
Real estate sales and financing	$56	$308	$(252)	(81.8)%	$262	$615	$(353)	(57.4)%
Resort operations and club management	44	114	(70)	(61.4)	148	224	(76)	(33.9)
Segment revenues	100	422	(322)	(76.3)	410	839	(429)	(51.1)
Cost reimbursements	23	43	(20)	(46.5)	72	85	(13)	(15.3)
Intersegment eliminations(1)	—	(11)	11	(100.0)	(8)	(20)	12	(60.0)
Total revenues	$123	$454	$(331)	(72.9)	$474	$904	$(430)	(47.6)

(1)	Refer to Note 18: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income (loss), our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	$	%	2020	2019	$	%
Net income (loss)	$(48)	$39	$(87)	NM(1)	$(40)	$94	$(134)	NM(1)
Interest expense	12	11	1	9.1%	22	21	1	4.8%
Income tax (benefit) expense	(8)	15	(23)	NM(1)	(7)	35	(42)	NM(1)
Depreciation and amortization	11	12	(1)	(8.3)	23	20	3	15.0
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	1	(1)	(100.0)	1	2	(1)	(50.0)
EBITDA	(33)	78	(111)	NM(1)	(1)	172	(173)	NM(1)
Other loss, net	3	1	2	NM(1)	1	2	(1)	(50.0)
Share-based compensation expense(2)	6	7	(1)	(14.3)	4	12	(8)	(66.7)
Other adjustment items(3)	5	4	1	25.0	10	6	4	66.7
Adjusted EBITDA	$(19)	$90	$(109)	NM(1)	$14	$192	$(178)	(92.7)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)

As of March 31, 2020, we determined that the performance conditions for our 2018, 2019, and 2020 Performance RSUs were improbable of achievement therefore we reversed $8 million of share-based compensation expense recognized in prior years and ceased accruing expenses related to Performance RSUs granted in 2018, 2019, and 2020, during the three months ended March 31, 2020.  As of June 30, 2020, we determined the performance conditions continue to be improbable of achievement and therefore no expense was recognized for our Performance RSUs in the current period.

(3)	For the three and six months ended June 30, 2020 and 2019, this amount includes costs associated with restructuring, one-time charges and other non-cash items.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	$	%	2020	2019	$	%
Adjusted EBITDA:
Real estate sales and financing(2)	$(14)	$69	$(83)	NM(1)	$1	$149	$(148)	(99.3)%
Resort operations and club management(2)	15	66	(51)	(77.3)%	70	131	(61)	(46.6)
Segment Adjusted EBITDA	1	135	(134)	(99.3)	71	280	(209)	(74.6)
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	1	3	(2)	(66.7)	5	5	—	—
License fee expense	(6)	(26)	20	(76.9)	(28)	(49)	21	(42.9)
General and administrative(3)	(15)	(22)	7	(31.8)	(34)	(44)	10	(22.7)
Adjusted EBITDA	$(19)	$90	$(109)	NM(1)	$14	$192	$(178)	(92.7)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(3)	Excludes segment related share-based compensation, depreciation and other adjustment items.

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

The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
($ in millions)	2020	2019		$2020	2019	$
Sales of VOIs (deferrals)	$(4)	$(34)	$30	$(51)	$(34)	$(17)
Sales of VOIs recognitions	—	—	—	—	—	—
Net Sales of VOIs (deferrals) recognitions	(4)	(34)	30	(51)	(34)	(17)
Cost of VOI sales (deferrals)(1)	—	(11)	11	(13)	(11)	(2)
Cost of VOI sales recognitions	—	—	—	—	—	—
Net Cost of VOI sales (deferrals) recognitions(1)	—	(11)	11	(13)	(11)	(2)
Sales and marketing expense (deferrals)	(1)	(5)	4	(8)	(5)	(3)
Sales and marketing expense recognitions	—	—	—	—	—	—
Net Sales and marketing expense (deferrals) recognitions	(1)	(5)	4	(8)	(5)	(3)
Net construction (deferrals) recognitions	$(3)	$(18)	$15	$(30)	$(18)	$(12)

(1)	Includes anticipated Costs of VOI sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete for the six months ended June 30, 2020.

Real estate sales and financing segment revenues decreased by $252 million for the three months ended June 30, 2020 and $353 million for the six months ended June 30, 2020, compared to the same periods in 2019, primarily due to decreases in sales revenue and marketing revenue as a result of the temporary closure of substantially all of our properties and suspension of our sales and related operations as a result of the COVID-19 pandemic.

Real estate sales and financing segment Adjusted EBITDA decreased by $83 million and $148 million for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to the decreases in segment revenues associated with segment performance discussed herein partially offset by decreases in related expenses.  In addition, real estate sales and financing segment Adjusted EBITDA was impacted by $15 million in one-time payroll related expenses, net of an employee retention credit granted under the CARES Act, primarily related to payments made to employees as a result of operational closures caused by the COVID-19 pandemic for the six months ended June 30, 2020, respectively.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues decreased $70 million and $76 million for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to decreases in rental and ancillary revenues. Resort operations and club management segment Adjusted EBITDA decreased $51 million and $61 million for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to the decreases in segment margin associated with segment performance discussed herein.

Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions, except Tour flow and VPG)	2020	2019	$	%	2020	2019	$	%
Sales of VOIs, net	$—	$120	$(120)	(100.0)%	$56	$245	$(189)	(77.1)%
Adjustments:
Fee-for-service sales(2)	19	185	(166)	(89.7)	149	375	(226)	(60.3)
Provision for financing receivables losses	8	24	(16)	(66.7)	45	38	7	18.4
Reportability and other:
Net deferral (recognition) of sales of VOIs under construction(3)	4	34	(30)	(88.2)	51	34	17	50.0
Fee-for-service sale upgrades, net	(1)	(10)	9	(90.0)	(9)	(24)	15	(62.5)
Other(4)	5	10	(5)	(50.0)	(13)	17	(30)	NM(1)
Contract sales	$35	$363	$(328)	(90.4)	$279	$685	$(406)	(59.3)
Tour flow	5,810	101,712	(95,902)	(94.3)	72,775	184,356	(111,581)	(60.5)
VPG	$4,786	$3,393	$1,393	41.1	$3,608	$3,520	$88	2.5

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(3)	Represents the net impact of deferred revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(4)	Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.

Contract sales decreased $328 million and $406 million for the three and six months ended June 30, 2020, respectively, primarily due to a decrease in tour flow related to the temporary closure of substantially all of our properties and suspension of sales and related operations due to the COVID-19 pandemic. Beginning in May 2020, we began a phased reopening of resorts and resumption of our business activities however, many of our resorts and sales centers are operating with significant capacity constraints and are subject to various safety measures. As of June 30, 2020, we have approximately two thirds of our resorts and sales centers open and currently operating.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	$	%	2020	2019	$	%
Sales, marketing, brand and other fees	$13	$145	$(132)	(91.0)%	$119	$286	$(167)	(58.4)%
Less:
Marketing revenue and other fees	4	38	(34)	(89.5)	29	68	(39)	(57.4)
Commissions and brand fees	9	107	(98)	(91.6)	90	218	(128)	(58.7)
Sales of VOIs, net	—	120	(120)	(100.0)	56	245	(189)	(77.1)
Sales revenue	9	227	(218)	(96.0)	146	463	(317)	(68.5)
Less:
Cost of VOI sales	(1)	32	(33)	NM(1)	13	68	(55)	(80.9)
Sales and marketing expense, net(2)	56	139	(83)	(59.7)	181	270	(89)	(33.0)
Real estate margin	$(46)	$56	$(102)	NM(1)	$(48)	$125	$(173)	NM(1)
Real estate margin percentage	NM(1)	24.7%			(32.9)%	27.0%

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.

Sales revenue decreased for the three and six months ended June 30, 2020, compared to the same period in 2019, due to decreases in sales revenue, commission and brand fees and related expenses as a result of the temporary closure of substantially all of our properties and suspension of our sales and related operations as a result of the COVID-19 pandemic.

Financing

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	$	%	2020	2019	$	%
Interest income	$36	$36	$—	—	$74	$72	$2	2.8%
Other financing revenue	7	7	—	—	13	12	1	8.3
Financing revenue	43	43	—	—	87	84	3	3.6
Consumer financing interest expense	7	7	—	—	14	14	—	—
Other financing expense	6	5	1	20.0	12	11	1	9.1
Financing expense	13	12	1	8.3	26	25	1	4.0
Financing margin	$30	$31	$(1)	(3.2)	$61	$59	$2	3.4
Financing margin percentage	69.8%	72.1%			70.1%	70.2%

Financing revenue remained flat for the three months ended June 30, 2020 and increased $3 million for the six months ended June 30, 2020, compared to the same periods in 2019 due to higher interest income resulting from an increase in the weighted average interest rate we receive on our timeshare financing receivables balance and an increase in other financing revenue related to higher loan servicing fees.

Financing margin and margin percentage decreased for the three months ended June 30, 2020, compared to the same period in 2019 related to the increase in other financing expenses. Financing margin increased for the six months ended June 30, 2020 while margin percentage remained relatively flat, compared to the same period in 2019 driven by an increase in interest income and other financing revenue partially offset by an increase in other financing expenses.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	$	%	2020	2019	$	%
Club management revenue	$22	$26	$(4)	(15.4)%	$47	$52	$(5)	(9.6)%
Resort management revenue	17	17	—	—	36	33	3	9.1
Resort and club management revenues	39	43	(4)	(9.3)	83	85	(2)	(2.4)
Club management expense	5	7	(2)	(28.6)	12	14	(2)	(14.3)
Resort management expense	1	5	(4)	(80.0)	6	9	(3)	(33.3)
Resort and club management expenses	6	12	(6)	(50.0)	18	23	(5)	(21.7)
Resort and club management margin	$33	$31	$2	6.5	$65	$62	$3	4.8
Resort and club management margin percentage	84.6%	72.1%			78.3%	72.9%

Resort and club management revenues decreased for the three and six months ended 2020, compared to the same periods in 2019, primarily due to a decrease in club management revenue related to the refunding and waiving of club transaction fees to accommodate our guests impacted by the COVID-19 pandemic partially offset by (i) an increase of approximately 10,000 Club members and (ii) an increase in resort management revenue from the launch of new properties. Resort and club management margin percentage increased for the three and six months ended 2020, compared to the same periods in 2019, primarily due to a reduction in resort and club management expenses driven by the temporary closure and suspension of substantially all of our resort operations as a result of the COVID-19 pandemic.

Rental and Ancillary Services

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	$	%	2020	2019	$	%
Rental revenues	$5	$53	$(48)	(90.6)%	$52	$105	$(53)	(50.5)%
Ancillary services revenues	—	7	(7)	(100.0)	5	14	(9)	(64.3)
Rental and ancillary services revenues	5	60	(55)	(91.7)	57	119	(62)	(52.1)
Rental expenses	22	30	(8)	(26.7)	54	59	(5)	(8.5)
Ancillary services expense	2	7	(5)	(71.4)	7	13	(6)	(46.2)
Rental and ancillary services expenses	24	37	(13)	(35.1)	61	72	(11)	(15.3)
Rental and ancillary services margin	$(19)	$23	$(42)	NM(1)	$(4)	$47	$(51)	NM(1)
Rental and ancillary services margin percentage	NM(1)	38.3%			(7.0)%	39.5%

(1)	Fluctuation in terms of percentage change is not meaningful.

Rental and ancillary services revenue and expense decreased for the three and six months ended June 30, 2020, compared to the same periods in 2019, due to the temporary closure and suspension of substantially all of our resort operations as a result of the COVID-19 pandemic. Rental and ancillary services margin and margin percentage decreased for the three and six months ended June 30, 20120, compared to the same period in 2019, primarily due to the decreases in revenues and expenses discussed above. Beginning in May 2020, we began a phased reopening of resorts and resumption of our business activities however, many of our resorts are operating with significant capacity constraints and are subject to various safety measures. As of June 30, 2020, we have approximately two thirds of our resorts open and currently operating.

Other Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	$	%	2020	2019	$	%
General and administrative	$22	$30	$(8)	(26.7)%	$43	$57	$(14)	(24.6)%
Depreciation and amortization	11	12	(1)	(8.3)	23	20	3	15.0
License fee expense	6	26	(20)	(76.9)	28	49	(21)	(42.9)

The change in other operating expenses for the three and six months ended June 30, 2020, compared to the same periods in 2019, is driven by a decrease in General and administrative expenses related to (i) decreases in salaries and wages resulting from the furloughs and pay decreases announced during the first quarter of 2020, (ii) the reversal of previously recognized expense related to our 2018 and 2019 Performance RSUs which are not expected to achieve certain performance targets during the first quarter of 2020 and (iii) lower license fee expense related to the corresponding decrease in real estate sales and resort operations revenue.

Non-Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	$	%	2020	2019	$	%
Interest expense	$12	$11	$1	9.1%	$22	$21	$1	4.8%
Equity in earnings from unconsolidated affiliates	(1)	(2)	1	(50.0)	(4)	(3)	(1)	33.3
Other loss, net	3	1	2	NM(1)	1	2	(1)	(50.0)
Income tax (benefit) expense	(8)	15	(23)	NM(1)	(7)	35	(42)	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in non-operating expenses for the three and six months ended June 30, 2020, compared to the same periods in 2019, is primarily due to a decrease in income tax expense due to a decrease in income before taxes combined with a decrease in the effective tax rate. See Note 14: Income Taxes for additional information.

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

•

In March 2020, we drew down the substantial remainder of our borrowing capacity under the revolver facility through net borrowings of $445 million as a precautionary measure to ensure liquidity for a sustained period in the economic environment resulting from the COVID-19 pandemic. We do not have a plan for the use of the proceeds other than for general corporate and working capital purposes in the ordinary course of business. As of June 30, 2020, we have $39 million remaining borrowing capacity under the revolver facility (“Revolver”) which includes $29 million of undrawn borrowing capacity available for letters of credit and $10 million available under short-term borrowings. See Note 11: Debt and Non-Recourse Debt for additional information.

•

In April 2020, we amended certain key definitions related to delinquency level calculations of underlying timeshare loans that are used as collateral for borrowings under our Timeshare Facility, and generated added flexibility to manage any potential increase in the rate of delinquency as a result of the impact of the COVID-19 pandemic.

•

In May 2020, we amended our Credit Agreement which amended certain terms of the credit facilities (“Senior Secured Credit Facilities”) to provide us with both near-term and long-term flexibility with respect to satisfying certain negative and financial covenant ratios as may be needed due to the ongoing and uncertain future impact of the COVID-19 pandemic on our business and operations.

•

In June 2020, we completed a securitization of $300 million of gross timeshare financing receivables and used the proceeds to pay down the $195 million outstanding balance on our Timeshare Facility and for general corporate operating expenses. As of June 30, 2020, we have $450 million remaining borrowing capacity under our Timeshare Facility. See Note 11: Debt and Non-Recourse Debt for additional information.

•

As of June 30, 2020, we had total cash and cash equivalents of $823 million, including $90 million of restricted cash. The restricted cash balance relates to escrowed cash from sales of our VOIs and reserves related to our non-recourse debt.

To optimize our liquidity and access to capital in light of the significant adverse impact of the COVID-19 pandemic, particularly as substantially all of our properties were temporarily closed and substantially all of our sales, operations and other activities were suspended during the first and second quarter of 2020, in addition to the steps discussed above, we have undertaken efforts to increase our capital and decrease our expenses. These include the furlough of approximately 67 percent of our employees, temporary salary reductions for the remaining employees, eliminating discretionary spending, and reducing our planned investment in new inventory by approximately $200 million. We have also suspended the share repurchase program that was initially authorized by our Board in March 2020.

We believe that these actions, together with drawing on available borrowings under our Revolver and preserving our capacity under our Timeshare Facility as described above, will provide adequate capital to meet our short- and long-term liquidity requirements for operating expenses and other expenditures, including payroll and related benefits, legal costs, and additional costs related to complying with various regulatory requirements and best practices for opening under the current environment resulting from the pandemic, and to finance our long-term growth plan and capital expenditures for the foreseeable future.

In addition, as noted previously, beginning in May 2020, in response to various states and counties starting to allow gradual relaxation of restrictions on activities and a resumption of businesses, we began a phased reopening of resorts and resumption of our business activities, including our sales activities. However, we are operating under new guidelines and with safety measures that did not exist prior to the onset of the pandemic. As of July 2020, we have nearly three quarters of our resorts and sales centers open and currently operating however, many of our resorts and sales centers are operating with significant capacity constraints and subject to various safety measures. While we plan to continue to reopen our resorts and resume our business as conditions permit, the pandemic continues to be unprecedented and rapidly changing, and has unknown duration and severity. Accordingly, there remains significant uncertainty as to the degree of impact and duration of the conditions stemming from the ongoing pandemic on our revenues, net income and other operating results, as well as our business and operations generally and, accordingly, our future cash flows and our liquidity in the longer term. Any sustained material adverse impact on our revenues, net income (loss) and other operating results due to COVID-19 could adversely affect our ability to comply with our financial covenants under our debt obligations.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,		Variance
($ in millions)	2020	2019	$
Net cash provided by (used in):
Operating activities	$88	$71	$17
Investing activities	(15)	(29)	14
Financing activities	598	(35)	633

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

The change in net cash flows provided by operating activities for the six months ended June 30, 2020, compared to the same period in 2019 was primarily due to a reduction in the purchase and development of real estate for future conversion to inventory, partially offset by decreased sources of cash from working capital.

The following table exhibits our VOI inventory spending:

	Six Months Ended June 30,
($ in millions)	2020	2019
VOI spending - owned properties	$41	$54
VOI spending - fee-for-service upgrades(1)	9	24
Purchases and development of real estate for future conversion to inventory	19	80
Total VOI inventory spending	$69	$158

(1)

Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects of $5 million and $16 million recorded in Costs of VOI sales for the six months ended June 30, 2020 and 2019, respectively.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Six Months Ended June 30,		Variance
($ in millions)	2020	2019	$
Capital expenditures for property and equipment	$(4)	$(17)	$13
Software capitalization costs	(11)	(10)	(1)
Investments in unconsolidated affiliates	—	(2)	2
Net cash used in investing activities	$(15)	$(29)	$14

The change in net cash used in investing activities for the six months ended June 30, 2020, compared to the same period in 2019, was primarily due to a reduction of property and equipment spending.

Our capital expenditures include spending related to technology, buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

Financing Activities

The following table summarizes our net cash provided by financing activities:

	Six Months Ended June 30,		Variance
($ in millions)	2020	2019	$
Issuance of debt	$495	$410	$85
Issuance of non-recourse debt	495	15	480
Repayment of debt	(60)	(105)	45
Repayment of non-recourse debt	(313)	(79)	(234)
Debt issuance costs	(6)	(2)	(4)
Repurchase and retirement of common stock	(10)	(271)	261
Payment of withholding taxes on vesting of restricted stock units	(2)	(3)	1
Proceeds from employee stock plan purchases	—	2	(2)
Other financing activity	(1)	(2)	1
Net cash provided by (used in) financing activities	$598	$(35)	$633

The change in net cash provided by (used in) financing activities for the six months ended June 30, 2020, compared to the same period in 2019, was primarily due to (i) the debt borrowings and repayments under our Revolver of $85 million and $45 million, respectively, (ii) the issuance of $300 million of securitized debt offset by additional repayments of $39 million of our other securitized debt, (iii) the additional borrowing of $180 million on our Timeshare Facility offset by a repayment of our outstanding balance of $195 million, and (iv) a reduction in repurchases and retirement of common stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2020:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$1,269	$12	$22	$1,212	$23
Non-recourse debt	937	261	367	188	121
Interest on debt(1)	232	63	104	50	15
Operating leases	86	18	28	23	17
Inventory purchase commitments	464	108	244	98	14
Other commitments(2)	26	13	12	1	—
Total contractual obligations	$3,014	$475	$777	$1,572	$190

(1)	Includes interest on our debt and non-recourse debt. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 0.16 percent, subject to a 0.25 percent floor, as of June 30, 2020.
(2)	Primarily relates to commitments related to information technology and brand licensing under the normal course of business.

We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand.  As of June 30, 2020, our inventory-related purchase commitments totaled $464 million over 11 years of which we expect to purchase $17 million for the remaining of 2020.

We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $576 million as of June 30, 2020 which primarily consist of escrow and construction related bonds.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of June 30, 2020 consisted of $464 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand and $26 million of other commitments under the normal course of business. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 19: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Guarantor Financial Information

Certain subsidiaries, which are listed on Exhibit 22 of this Quarterly Report on Form 10-Q, have guaranteed our obligations related to our senior unsecured notes (the “Notes”). The notes were issued in November 2016 with an aggregate principal balance of $300 million, an interest rate of 6.125 percent, and maturity in December 2024.

Our senior unsecured notes were co-issued by Hilton Grand Vacations Borrower LLC and Hilton Grand Vacations Borrower Inc. (the “Issuers”) and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Hilton Grand Vacations Inc. (the “Parent”), Hilton Grand Vacations Parent LLC (the “Intermediate Parent”), the Issuers, and each of the Issuer’s existing and future wholly owned domestic restricted subsidiaries (all entities that guarantee the Notes, collectively, the “Obligor group”).

The Notes rank equally in right of payment with all of our existing and future senior unsecured obligations, are senior in right of payment to any of our Guarantor’s subordinated indebtedness, and are subordinate to all existing and future liabilities of our entities that do not guarantee the Notes and our secured indebtedness, including our senior secured credit facilities and securitized non-recourse debt.

The guarantee of each guarantor subsidiary is limited to a maximum amount, subject to applicable U.S. and non-U.S. laws. The guarantees can also be released upon the sale or transfer of a guarantor subsidiary’s capital stock or substantially all of its assets, becoming designated as an unrestricted subsidiary, or upon its consolidation into a co-Issuer or another subsidiary Guarantor.

The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent Company and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:

Summarized Financial Information

	June 30,	December 31,
($ in millions)	2020	2019
Assets
Cash and cash equivalents	$690	$35
Restricted cash	39	59
Accounts receivable, net - due from non-guarantor subsidiaries	14	41
Accounts receivable, net - due from related parties	2	25
Accounts receivable, net - other	67	126
Timeshare financing receivables, net	149	449
Inventory	824	524
Property and equipment, net	474	718
Operating lease right-of-use assets, net	57	58
Intangible assets, net	79	77
Other assets	98	69
Total assets	$2,493	$2,181

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$14	$41
Accounts payable, accrued expenses and other - other	229	288
Advanced deposits	116	115
Debt, net	1,263	828
Operating lease liabilities	73	74
Deferred revenues	268	186
Deferred income tax liabilities	228	259
Total liabilities	$2,191	$1,791

Six Months Ended June 30,
($ in millions)	2020
Total revenues - transactions with non-guarantor subsidiaries	$3
Total revenues - other	408
Operating loss	(65)
Net loss	(80)

Subsequent Events

Management has evaluated all subsequent events through July 30, 2020, the date the unaudited consolidated financial statements were available to be issued.  The results of management’s analysis indicated no significant subsequent events have occurred that required consideration as adjustments to our disclosures in the unaudited financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt, comprised of the term loans, Revolver and our Timeshare Facility, of which the Timeshare Facility is without recourse to us. The interest rates are based on one-month LIBOR and we are most vulnerable to changes in this rate. We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt.

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

The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of June 30, 2020, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2020	2021	2022	2023	2024	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	12.248%	$55	$112	$115	$118	$119	$437	$956	$961
Fixed-rate unsecuritized timeshare financing receivables	13.528%	13	26	28	30	33	177	307	315
Liabilities:(3)
Fixed-rate debt	3.914%	161	259	166	117	400	161	1,264	1,251
Variable-rate debt(4)	2.000%	5	10	10	917	—	—	942	927

(1)	Weighted-average interest rate as of June 30, 2020.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Variable-rate debt includes principal outstanding debt of $942 million as of June 30, 2020. See Note 11: Debt & Non-recourse Debt in our unaudited condensed consolidated financial statements for additional information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the effectiveness of our internal controls over financial reporting consistent with past practice, particularly in light of the various government mandates and orders of business closures and the resulting remote working conditions as a result of the COVID-19 pandemic.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe an unfavorable outcome is either reasonably possible or remote and/or for which are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2020 will not have a material effect on our unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors

The following represents important changes and updates to the risk factors previously disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 10-K”) and Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (our “Prior 10-Q”). The risk factors discussed below and the risk factors included in our 2019 10-K and our Prior 10-Q are important to understanding our business, operation, results of operations, financial condition, and prospects, especially during the current environment, and our statements generally in this Form 10-Q. Therefore, they should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

In addition, the following risks and those risks described in our 2019 Form 10-K and our Prior 10-Q contain forward-looking statements, and they may not be the only risks facing the Company. The future business, results of operations and financial condition of the Company can be affected by the risk factors described in such reports and by other factors currently unknown, that management presently believes not to be material, that management has made certain forward looking projections, estimates or assumptions, or that may rapidly evolve, develop or change, including those that are caused, directly or indirectly, by the COVID-19 pandemic.  Any one or more of such factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially from past, or from anticipated future, financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, results of operations and financial condition and the trading price of our common stock.  Because of these factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The COVID-19 pandemic and related events, including the various measures implemented or adopted to respond to the pandemic, have had, and will continue to have, a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

The global COVID-19 pandemic and the various measures taken or implemented by governments and other authorities in the United States and around the world, businesses, organizations and individuals have had, and will continue to have, a significant adverse impact on domestic and international travel, consumer demand for travel, commercial activities across the travel, lodging and hospitality industries, businesses generally, and consequently, on our business and operations. The COVID-19 pandemic also has had, and will continue to have, significant adverse impacts on global economic, capital market, financial, healthcare, societal, and government regulatory conditions. In response to the growing pandemic and various governmental orders, we took certain significant actions to ensure the continuity of our business and operations between the end of the first quarter 2020 and during the second quarter 2020, including temporarily closing operations at substantially all of our resorts, closing substantially all of our sales centers, implementing salary reductions, furloughing over 6,100 of our approximately 9,100 employees, implementing hiring freezes, drawing down substantial amounts under our credit facility as a precautionary measure to ensure liquidity and amending both our credit facility and our warehouse facility to provide near-term flexibility on certain financial and operating covenant ratios. All of these actions have had, and will likely continue to have, a material adverse effect on our results of operations, financial condition, and business.

During May 2020, various cities, counties and states in the US started to allow gradual relaxation of restrictions on activities and a resumption of businesses. We began a phased reopening of our resorts and resumption of our sales activities in accordance with applicable orders, and we plan to continue to reopen our resorts as conditions permit. However, we have implemented a variety of measures that are required, or we believe are advisable for our business with the goal of keeping our customers, owners, team members, and the communities we serve as safe as reasonably feasible from the COVID-19 virus. These measures include additional cleaning and sanitation of our resorts and common areas, providing our team members with personal protective equipment, requiring our guests and owners use face masks based on CDC or other federal, state, or local health guidelines, and implementing physical distancing practices.

Despite these reopening trends, the situations caused by the pandemic continues to be unprecedented and rapidly changing and fluid. Accordingly, there remains significant uncertainties and risks around the duration and severity of the pandemic in the US and around the world, the breadth and duration of business disruptions resulting from COVID-19, the pandemic’s impact on the global economy, consumer confidence, various businesses, and, consequently, our business and operations.

Some of these uncertainties and risks may include the following:

•

resurgences, new outbreaks, increases in the rate of infection, and/or increasing death rates related to the COVID-19 virus, including as recently seen in certain regions and locations where we have a significant number of resorts and concentration of units, including the states of Florida, Hawaii, and New York and the various cities and counties located within such states, which may lead to another series of temporary closures, either out of abundance of caution or as may be required by new regulations;

•

potentiality of "second waves" of outbreak and spreading of the disease later in 2020 as certain healthcare officials have warned, which may result in further disruptions and additional governmental COVID-19 restrictions, closure orders and/or or “shelter in place” health orders, or similar restrictions;

•

ongoing issuances of new orders, amendments to existing orders, and conflicting directives by different governmental bodies, including, without limitation, certain key states identified above, which could disrupt, change, or otherwise adversely impact our safety protocols and measures that are intended to protect our guests, owners, and team members;

•

travel bans, quarantine requirements upon entry, and significant restrictions on travel among the states within the U.S., including the states of Florida, Hawaii and New York, as well as between the U.S. and specific countries, including restrictions placed by foreign governments on citizens of the U.S. flying into their countries;

•	continued closures and/or curtailment of operations at many popular tourist destinations, reducing the demand for leisure travel;

•	changing behavior of individuals and unwillingness to travel and stay at hotels, resorts, timeshares, and other lodging facilities due to the pandemic;

•	various safety measures that—

o	may continue to be challenging to implement due to uncertainties in how to correctly implement such measures, lack of availability of needed supplies or other issues,

o

we have already adopted but may need to change rapidly based on the status of the pandemic, any applicable governmental actions, industry practices, and guidance or recommendations from leading healthcare experts,

o	may result in significant costs to us, or

o

may cause guests to not visit our resorts because they do not want to abide by such measures, do not fully understand or agree with such requested measures, and/or are wary of the risk of infection despite such measures,

•	potential cases of infection and transmission at our resorts despite the implementation of our safety measures efforts, which would be disruptive and may lead to exposure to assertions of liability,

•

other actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic that may result in investigations, legal claims (with or without merit) or litigation against us, and

•

inability to repay on time or at all the significant increases in our indebtedness and inadequacies of our liquidity and recent amendments to our credit facility and warehouse facility despite our recent efforts if the pandemic worsens and continues for significant duration.

In addition to the foregoing, the COVID-19 pandemic and the resulting adverse conditions are likely to continue to implicate or exacerbate the risk factors that we identified in our 2019 10-K and our prior 10-Q. We encourage you to review such risk factors and related disclosure in such filings, together with the foregoing supplemental risk factors.

Any of the foregoing or other risks, factors, and events that are not foreseeable can result in significant negative impact on our results of operations, financial condition, business and operations, and reputation.

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

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock of Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 16, 2020).

4.1

Rights Agreement, dated as of April 16, 2020, between Hilton Grand Vacations Inc. and Equiniti Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 16, 2020).

10.1

Omnibus Amendment No. 14 to Receivables Loan Agreement and Amendment No. 6 to Sale and Contribution Agreement, effective as of April 22, 2020, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, and Bank of America, N.A., as administrative agent and Wells Fargo Bank, National Association, as paying agent and securities intermediary (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 28, 2020).

10.2

Amendment No. 2 to the Credit Agreement, dated as of May 8, 2020, to the Credit Agreement, as amended by Amendment No. 1 to the Credit Agreement dated as of November 28, 2018, by and among Hilton Grand Vacations Borrower LLC, Hilton Grand Vacations Parent LLC, Hilton Grand Vacations Inc., the other lender parties thereto, the other guarantors thereto, and Bank of America, N.A., as successor administrative agent, collateral agent, L/C issuer and swing line lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on May 12, 2020).

10.3

Omnibus Amendment No. 15 to Receivables Loan Agreement and Amendment No. 7 to Sale and Contribution Agreement, effective as of May 8, 2020, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, and Bank of America, N.A., as administrative agent and Wells Fargo Bank, National Association, as paying agent and securities intermediary (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on May 12, 2020).

10.4	Separation, Waiver and Release Agreement, dated as of June 6, 2020, between Hilton Grand Vacations Inc. and Barbara L. Hollkamp. *+
22	List of Issuer Subsidiaries of Guaranteed Securities and Guarantor Subsidiaries. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit No.	Description

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of July 2020.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Executive Vice President and Chief Financial Officer