Form 10-K
period 2020-12-31
Hilton Grand Vacations Inc.
filed 2021-03-01
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,636 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).

There were 85,236,567 shares of the registrant’s Common Stock outstanding as of February 25, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2021 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

HILTON GRAND VACATIONS INC.

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2020

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

HGV cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond HGV’s control, that may cause the actual results, performance or achievements to be materially different from the future results. Factors that could cause HGV’s actual results to differ materially from those contemplated by its forward-looking statements include: the material impact of the COVID-19 pandemic on HGV’s business, operating results, and financial condition; the extent and duration of the impact of the COVID-19 pandemic on global economic conditions; HGV’s ability to meet its liquidity needs; risks related to HGV’s indebtedness; inherent business risks, market trends and competition within the timeshare and hospitality industries; HGV’s ability to successfully source inventory and market, sell and finance VOIs; default rates on our financing receivables; the reputation of and our ability to access Hilton brands and programs, including the risk of a breach or termination of our license agreement with Hilton; compliance with and changes to United States and global laws and regulations, including those related to anti-corruption and privacy; risks related to HGV’s acquisitions, joint ventures, and other partnerships; HGV’s dependence on third-party development activities to secure just-in-time inventory; the performance of HGV’s information technology systems and our ability to maintain data security; regulatory proceedings or litigation; adequacy of our workforce to meet HGV’s business and operation needs; HGV’s ability to attract and retain  key executives and employees with skills and capacity to meet our needs; and natural disasters or adverse geo-political conditions. Any one or more of the foregoing factors could adversely impact HGV’s operations, revenue, operating profits and margins, financial condition and/or credit rating.

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

Terms Used in this Annual Report on Form 10-K

Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Hilton Grand Vacations,” “HGV,” the “Company,” “we,” “us” and “our” refer to Hilton Grand Vacations Inc., together with its consolidated subsidiaries. Except where the context requires otherwise, references to our “properties” or “resorts” refer to the timeshare properties that we manage or own. Of these resorts and units, a portion is directly owned by us or joint ventures in which we have an interest and the remaining resorts and units are owned by our third-party owners.

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

Operational Metrics

This Annual Report on Form 10-K also includes discussion of key business operational metrics including contract sales, sales revenue, real estate profit, tour flow and volume per guest (“VPG”).

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

Our History

On January 3, 2017, Hilton Worldwide Holdings, Inc. (“Hilton”) completed a tax-free spin-off of Hilton Grand Vacations (“HGV”) and Park Hotels & Resorts Inc. (“Park”). As a result of the spin-off, HGV became an independent publicly-traded company and our common stock is listed on the New York Stock Exchange under the symbol “HGV.” For further details of our history and the development of our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated herein by reference.

Our Business

We are a timeshare company that markets and sells vacation ownership intervals (“VOIs”), manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of December 31, 2020, we have 62 properties, representing 498,524 VOIs, that are primarily located in vacation destinations such as the Orlando, Las Vegas, the Hawaiian Islands, New York City, Washington D.C., South Carolina, Barbados and Mexico and feature spacious, condominium-style accommodations with superior amenities and quality service. As of December 31, 2020, we have approximately 328,000 Hilton Grand Vacations Club and Hilton Club (collectively the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 6,300 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

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

Our Reportable Segments

We operate our business across two segments: (1) real estate sales and financing and (2) resort operations and club management. For more information regarding our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and Note 22: Business Segments in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Other than the United States, there were no countries that individually represented more than 10 percent of total revenues for the year ended December 31, 2020.

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

In addition, VOI purchasers are enrolled in our flexible, points-based Hilton Grand Vacations Club exchange program. This gives a member an annual allotment of Club points based on the value of the owned interest. Club points can be used for a priority reservation period at the home resort where a member’s VOI is deeded, and exchanged for a variety of vacation options, including stays at any Hilton Grand Vacations resort, conversion to Hilton Honors points for stays at approximately 6,300 Hilton-branded hotels and resorts, reservations for experiential travel such as cruises and guided tours, and stays at more than 4,200 resorts included in the RCI vacation exchange network. Our members also have the flexibility to choose when they will take advantage of their annual usage rights and have the option to split their time over the year. All members pay activation fees, annual dues and certain transaction fees depending on their exchange of Club points.

Inventory and Development Activities

We secure VOI inventory by developing or acquiring resorts in strategic markets, building additional phases at our existing resorts, re-acquiring inventory in the open market and sourcing inventory from third-party developers through fee-for-service and just-in-time transactions.

Our development activities involving the acquisition of real estate are followed by construction or renovation to create individual vacation ownership units. These development activities, and the related management of construction activities, are performed either by us or third-party developers. The development and construction of the units require a large upfront investment of capital and can take several years to complete in the case of a ground-up project. Additionally, the VOIs must be legally registered prior to sale to our end customers. This investment cannot be recovered until the individual VOIs are sold to purchasers which can take several years. Traditionally, timeshare operators have funded 100 percent of the investment necessary to acquire land and construct timeshare properties.

We also source VOIs through fee-for-service agreements with third-party developers. These agreements enable us to generate fees from the marketing and sale of Hilton-branded VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund up-front acquisition and construction costs or incur unsold inventory maintenance costs. The capital investment we make in connection with these projects is typically limited to the cost of constructing our on-site sales centers. In just-in-time transactions, we acquire and sell inventory in transactions that are designed to closely correlate the timing of our acquisition of inventory with our sale of that inventory to purchasers. We refer to fee-for-service transactions and just-in-time sales as “capital-efficient transactions.” Over time, these capital-efficient transactions have evolved from sourcing inventory from distressed properties to sourcing from new construction projects. For the year ended December 31, 2020, sales from fee-for-service, just-in-time and developed inventory sources were 52 percent, 25 percent and 23 percent, respectively, of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $10 billion at current pricing. Capital efficient arrangements representing approximately 52 percent of that supply. Our fee-for-service sales generally improve returns on invested capital and liquidity, while sales of owned inventory typically result in a greater contribution to the profitability of our real estate sales and financing segment.

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

Marketing and Sales Activities

Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with the Hilton brand and are frequent leisure travelers. Tour quality impacts key metrics such as volume per guest (VPG), defined in “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Metrics.” Additionally, the quality of tours impacts sales revenue and the collectability of our timeshare financing receivables. For the year ended December 31, 2020, 62 percent of our contract sales were to our existing owners.

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

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing receivables that bear a fixed interest rate typically ranging from 4 percent to 18 percent per annum. The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. Prepayment is permitted without penalty. As of December 31, 2020, the average loan outstanding was approximately $22,000 with a weighted average interest rate of 12.61 percent.

As loan payments are made, the nature of these fully amortizing loans establishes an increasing level of owner financial commitment in their purchase which reduces the likelihood of default. When a member defaults, we ultimately return their VOI to inventory for resale, and that member no longer participates in our network.

We have a revolving timeshare receivable credit facility (“Timeshare Facility”) and periodically securitize timeshare financing receivables we originate in connection with the sale of VOIs to monetize receivables and achieve an efficient return on capital and manage our working capital needs.

Timeshare Financing Receivables Origination

In underwriting each loan, we obtain a credit application and review the application for completeness. We require a minimum down payment of 10 percent of the purchase price on all sales of VOIs. For U.S. and Canadian purchasers seeking financing, which represented 83 percent of the individuals we provided financing to over the last three years, we apply the credit evaluation score methodology developed by the Fair Isaac Corporation (“FICO”) to credit files compiled and maintained by Experian and Equifax. Higher credit scores equate to lower collection risk and lower credit scores equate to higher collection risk. Over the last three years, the weighted-average FICO score for new loans to U.S. and Canadian borrowers at the time of origination was 737 (out of a maximum potential score of 850). For non-North American purchasers seeking financing, consisting principally of purchasers in Japan, we generally observe that these borrowers have experienced default rates comparable to U.S. and Canadian borrowers within the 725 to 774 FICO score band.

Our underwriting standards are influenced by the changing economic and financial market conditions. We have the ability to modify our down payment requirements and credit thresholds in the face of stronger or weaker market conditions. Our underwriting standards have resulted in a strong, well-seasoned consumer loan portfolio. As of December 31, 2020, our portfolio had a balance of approximately $1.2 billion with approximately 53,000 loans. The portfolio had a weighted average length of loan of 10.1 years and the weighted average remaining length of loan of 7.5 years.

We also finance our working capital needs in part by borrowing against timeshare financing receivables. In general, we seek to use the majority of our financed VOI sales as collateral to borrow against the Timeshare Facility and subsequently transfer those loans into a term securitization after the loans have seasoned and an appropriately sized portfolio has been assembled. We target securitizations that range in size from $200 million to $400 million and we expect the timing of future securitizations will depend on our anticipated sales volume and capital needs. The strong performance of our outstanding loan securitizations demonstrates that loans originated by us are well regarded for their performance in the securitization market. In the future, we expect to regularly access the term securitization market, replenishing capacity on our Timeshare Facility in the process.

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

Resort and Club Management Activities

Resort Management

Prior to the initiation of VOI sales at a timeshare resort developed by us or by a third party with whom we have entered into a fee-for-service agreement, we enter into a management agreement with the relevant HOA. Each of the HOAs are governed by a board of directors comprised of owner or developer representatives that are charged with ensuring that the resorts are well-maintained and financially stable. Our services include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets and projections and employee training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee equal to 10 percent to 15 percent of the costs to operate the applicable resort. As a result, the fees we earn are highly predictable, unlike traditional revenue-based hotel management fees, and our management fees generally are unaffected by changes in rental rate or occupancy. Further, because maintenance fees are paid annually by owners, our management fees are recurring and less volatile than hotel management fees. We are also reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The original term of our management agreements is typically governed by state timeshare laws and ranges from three to five years. The agreements generally are subject to automatic renewal for one- to three-year periods unless either party provides advance notice of termination before the expiration of the term. Since our inception in 1992, none of the management agreements relating to our developed or fee-for-service properties have been terminated or lapsed.

To fund resort operations, owners are assessed an annual maintenance fee, which includes our management fee. In 2020, HOAs collected approximately $446 million in maintenance fees, including our applicable management fees, which is net of our contributions to the HOAs for unsold VOIs that we own. Because these funds are collected early in the year, we have substantial visibility and reliability of collection. These fees represent each owner’s allocable share of the management fee and the costs of operating and maintaining the resorts, which generally includes personnel, property taxes, insurance, a capital asset reserve to fund refurbishment and other related costs. If a VOI owner defaults on payment of its maintenance fees and there is no lien against the mortgage note, the HOA has the right to recover the defaulting owner’s VOI. As a service to HOAs at our owned resorts, subject to our inventory needs, we have the ability to reduce the bad debt expense at the HOAs by assuming the defaulted owner’s obligations in exchange for an agreed purchase price. We are then able to resell those VOIs through our normal distribution channels.

A portion of the annual maintenance fees collected from owners each year is set aside as a capital asset reserve for property renovations. The renovations funded by these fees enable HOAs to keep properties modern, which helps the properties consistently receive among the highest quality assurance scores within the Hilton portfolio of brands. HOAs engage an independent consulting firm to compile a reserve study. Typically, HOAs budget the reserve study to target property renovations on a six- and 12-year cycle. HOAs generally replace soft goods every six years and hard goods every 12 years. These reserves also benefit our members by limiting the risk of special assessments and steep increases in maintenance fees due to deferred capital expenditures.

Club Management

We also manage and operate the points-based Hilton Grand Vacations Club and Hilton Club exchange programs (together, the “Clubs”), which provided exclusive exchange, leisure travel and reservation services to approximately 328,000 members as of December 31, 2020. When an owner purchases a VOI, he or she is enrolled in a Club and allotted a number of points that represent his or her ownership interest and allow the member to exchange his or her annual usage rights for a number of vacation and travel options available through the Clubs. The Hilton Club operates certain locations for its VOI owners, who also enjoy exchange benefits with the Hilton Grand Vacations Club. In addition to an annual membership fee, Club members pay incremental fees depending on the type of exchange they choose within the Club system.

Rental of Available Inventory

We rent unsold owned and fee-for-service VOI inventory and inventory made available due to ownership exchanges through our Club programs. By using our website, Hilton’s websites and other direct booking channels to rent available inventory, we are able to reach potential new members that may already have an affinity for and loyalty to the Hilton brands and introduce them to our products. Inventory rentals allow us to utilize otherwise unoccupied inventory to generate additional revenues and provision of ancillary services. We earn a fee from rentals of fee-for-service inventory.

Competition

The timeshare industry has historically been highly competitive and comprised of a number of national and regional companies that develop, finance and operate timeshare properties.

Our timeshare business competes with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for members to exchange into time at other timeshare properties or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar investment objectives as we do. We own certain other trademarks and trade names for various properties. In the competitive industry in which we operate, trademarks, service marks, trade names and logos are very important to the marketing and sales of our products. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Our primary competitors in the timeshare space include Marriott Vacations Worldwide, Wyndham Destinations, Disney Vacation Club, Holiday Inn Club Vacations, Bluegreen Vacations and Diamond Resorts International.

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

We generally do not face competition in our consumer financing business to finance sales of our VOIs. However, we do face competition from financial institutions providing other forms of consumer credit, which may lead to full or partial prepayment of our timeshare financing receivables.

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

Human Capital

For more than 25 years, we have created and delivered vacation experiences for guests from around the world. Our people first talent strategy is inclusive of programs and services which are designed to ensure that our employees feel engaged, appreciated and rewarded for their contributions. We focus on hiring practices that are reflective of our values and seek customer-centric individuals that embody a spirit of service towards our owners, guests and fellow team members. We believe hiring people with different backgrounds, cultures and perspectives leads to increased creativity and innovation. We are committed to connecting with and engaging talent from diverse backgrounds to ensure our team member population is reflective of the communities in which we live and work. Using a multi-channel approach, we grow our HGV talent network through a variety of outreach programs that include targeted media, team member referrals and diversity outreach.  As of December 31, 2020, more than 6,700, including furloughed team members, were employed at our timeshare resorts, call centers and corporate locations around the world.

In May 2020, HGV introduced its Enhanced Care Guidelines designed to provide owners, guests and team members with the highest level of cleaning protocols and safety standards in response to the COVID-19 pandemic. Rolled out across all HGV branded resorts and sales galleries, the Enhanced Care Guidelines incorporated the Hilton CleanStay program to include best practices and protocols as recommended by the Centers for Disease Control and Prevention and cleaning solutions approved by the Environmental Protection Agency.

We focus on employee retention initiatives, and have designed purposeful programs to nourish every aspect of the team member experience. These programs reward and highlight milestones, recognize the exceptional service standards of our diverse team member population, and promote our values. Additionally, we make it a priority to appreciate and recognize team member milestones throughout their journey with HGV. From the first 90 days through their retirement, we offer flexible recognition programs that support leaders to create meaningful and impactful moments for their teams.

We are committed to an inclusive workforce that fully represents many different cultures, backgrounds and viewpoints. Our Team Member Resource Groups (TMRGs), which are voluntary, employee-led groups, play an integral part in our culture of inclusion as we strive to foster openness, integrity and respect. We currently have six TMRG’s: African American, Asia Pacific Islander, Hispanic Latino, LGBTQ & Friends, Military and Women’s. Each group is sponsored by a senior executive who provides leadership and helps drives initiatives across the business. In addition, we believe that multiple perspectives generate better solutions and relatability with our diverse base of customers and consumers. We strike to ensure a common inclusion that we believe is reflected in our programs and initiatives, and we regularly seek team member feedback through our annual engagement survey and ongoing discussions with our TMRG’s.

Through a variety of delivery methods, we offer over 1,000 training and development courses to all of our team members focused on variety of core competencies, including: leadership, diversity and inclusion, skills training, business acumen, culture and personal growth. In 2020, team members completed approximately 65,000 hours total training hours, with over 8,200 hours specifically dedicated to compliance training.

Approximately 75% of our team members are enrolled in our health and well-being programs.  We offer a suite of benefit and wellness programs to support the diverse needs of our team members, including but not limited to: medical, dental, vision, an Employee Stock Purchase Plan, 401(K), Employee Assistance Program, tuition reimbursement, spending accounts, life and disability insurance, discount programs, and a variety of voluntary benefits.

As of December 31, 2020, 11 percent of our employees were covered by various collective bargaining agreements, generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

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

License Agreement

In connection with the spin-off, we entered into a license agreement with Hilton granting us the exclusive right to use, for an initial term of 100 years, to use certain Hilton marks and intellectual property in our timeshare business.  For the years ended December 31, 2020, 2019 and 2018, we incurred license fee expense of $51 million, $101 million and $98 million, respectively.

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

During the term of the license agreement, we will participate in Hilton’s loyalty program, currently known as the Hilton Honors program.  We can purchase Hilton Honors points at cost for the first 20 years of the term of the license agreement, and thereafter at the market rate (with a most favored nation provision, pursuant to which such market rate is no higher than the price paid by strategic partners that purchase a comparable volume of points annually on comparable business terms).  All members of Hilton’s loyalty program have the right to redeem loyalty program points at our properties in the Licensed Business, consistent with the tiers and rules of Hilton’s current loyalty program.  We can convert points associated with our own point-based reservations and exchange system into Hilton loyalty program points through an exchange program at a conversion rate to be determined by us.  We may not participate in a loyalty program of a Hilton competitor in connection with the Licensed Business. Under our Honors program arrangement with Hilton prior to the spin-off, we purchase Hilton Honors points from Hilton based on an estimated cost per point for the costs of future club exchanges.  For the years ended December 31, 2020, 2019 and 2018, we paid Hilton $41 million, $58 million and $56 million, respectively, for Hilton Honors points.

We are required to operate the Licensed Business in strict compliance with all of Hilton’s standards and guidelines and all applicable laws. We are responsible for obtaining and maintaining all necessary approvals, permits and licenses required and paying all taxes related to the Licensed Business.  We may subcontract or delegate property-level, non-management functions, including housekeeping, security and maintenance, if we comply with Hilton’s standards and guidelines. Hilton has the right to enter our vacation ownership properties at any time without notice and additional permission from us in order to verify that we are complying with the license agreement and Hilton’s standards and guidelines.

We are required to comply with Hilton’s customer data privacy and security standards and protocols.  We are required to notify Hilton immediately after discovering any actual or attempted circumstances that could compromise the security of our information technology systems.  We are required to remedy any such breach at our own expense.

We can operate vacation ownership properties under other brands (with no royalty due to Hilton) if we do so without using any Hilton IP or Hilton Data and they are otherwise separate operations from the Licensed Business.

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

Distribution Agreement

We entered into a Distribution Agreement with Hilton and Park (the “Distribution Agreement”) in connection with the spin-off. The Distribution Agreement provided for certain transfers of assets and assumptions of liabilities by each of Hilton, HGV and Park and the settlement or extinguishment of certain liabilities and other obligations among Hilton, HGV and Park. In addition, HGV, Hilton and Park agreed that losses related to certain contingent liabilities (and related costs and expenses) that generally are not specifically attributable to any of the separated real estate business, the timeshare business or the retained business of Hilton (“Shared Contingent Liabilities”) will be apportioned among the parties according to fixed percentages of 65 percent, 26 percent and nine percent for Hilton, Park and HGV, respectively. Costs and expenses of, and indemnification obligations to, third party professional advisors arising out of the foregoing actions also may be subject to these provisions. Subject to certain limitations and exceptions, Hilton will generally be vested with the exclusive management and control of all matters pertaining to any such Shared Contingent Liabilities. To date, there have been no contingent liabilities subject to these provisions since the spin-off. The Distribution Agreement also provides for cross-indemnities that, except as otherwise provided in the Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of each business with the appropriate company.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Distribution Agreement, which was filed as Exhibit 12.1 to HGV’s Current Report on Form 8-K filed with the SEC on January 4, 2017.

Tax Matters Agreement

We have entered into a Tax Matters Agreement with Hilton and Park (the “Tax Matters Agreement”) that governs the respective rights, responsibilities and obligations of Hilton, Park and us after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns.  Although binding between the parties, the Tax Matters Agreement is not binding on the Internal Revenue Service (“IRS”).  We and Park each will continue to have several liabilities with Hilton to the IRS for the consolidated U.S. federal income taxes of the Hilton consolidated group relating to the taxable periods in which we and Park were part of that group.  The Tax Matters Agreement specifies the portion, if any, of this tax liability for which we and Park will bear responsibility, and each party has agreed to indemnify the other two parties against any amounts for which they are not responsible.  The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off is not tax-free.  In general, under the Tax Matters Agreement, each party is responsible for any taxes imposed on Hilton that arise from the failure of the spin-off and certain related transactions to qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, as applicable, and certain other relevant provisions of the Code, to the extent that the failure to qualify is attributable to actions taken by such party (or with respect to such party’s stock).  The parties share responsibility, in accordance with sharing percentages applicable to Shared Contingent Liabilities, for any such taxes imposed on Hilton that are not attributable to actions taken by a party. In addition, to the extent that any taxes that may be imposed on the Hilton consolidated group for the taxable periods prior to the spin-offs relates to our timeshare business, we would be liable for the full amount under the Tax Matters Agreement.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Tax Matters Agreement, which was filed as Exhibit 10.2 to HGV’s Current Report on Form 8-K filed with the SEC on January 4, 2017.

Where You Can Find More Information

Our website address is www.hgv.com. Information on our website is not incorporated by reference herein. We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A (both preliminary and final, as applicable), and certain amendments to these reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	Risk Factors

Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include, but are not limited to, the following:

•	Macroeconomic and other factors beyond our control;
•	Contraction in the global economy or low levels of economic growth;
•	The COVID-19 pandemic and related events, including the various measures implemented or adopted to respond to the pandemic;
•	Risks inherent to the timeshare and hospitality industry, including reliance on tourism and travel, and competition within the industry;
•	Material harm to our business if we breach our license agreement with Hilton or the agreement is terminated;
•	Our ability to obtain Hilton’s consent to our use of its trademarks at new properties;
•	The quality and reputation of the Hilton brands and affiliation with the Hilton Honors loyalty program;
•	The ability of our critical marketing programs and activities to generate tour flow and contract sales and increase our revenues;
•	Financial and operational risks related to acquisitions and business ventures, including partnerships or joint ventures;
•	Our dependence on development activities and risks related to our real estate investments;
•	The geographic concentration of properties we manage;
•	Our current operations and future expansion outside of the United States;
•	Our ability to hire, retain and motivate key personnel and our reliance on the services of our management team and employees;
•

A decline in developed or acquired VOI inventory or failure to enter into and maintain fee-for service agreements or inability to source VOI inventory or finance sales if we or third-party developers are unable to access capital;

•	Our limited underwriting standards and a possible decline in the default rates or other credit metrics underlying our timeshare financing receivables;
•	The expiration, termination or renegotiation of our management agreements;
•	Disagreements with VOI owners or HOAs or the failure of HOA boards to collect sufficient fees;
•	Failure to keep pace with developments in technology;
•	Lack of awareness or understanding of and failure to effectively manage our social media;
•	Cyber-attacks or our failure to maintain the security and integrity of company, employee, customer or third-party data;
•	Our ability to comply with a wide variety of laws, regulations and policies, including those applicable to our international operations;
•	Changes in privacy laws, tax laws or accounting rules or regulations;
•

Our substantial indebtedness and other contractual obligations, restrictions imposed on us by certain of our debt agreements and instruments and our variable rate indebtedness which subjects us to interest rate risk;

•	Failure to comply with agreements relating to our outstanding indebtedness;

•	Our ability, or the ability of our subsidiaries, to generate sufficient cash to service our indebtedness;
•

Potential liabilities related to our spin-off from Hilton, including U.S. federal income tax liabilities, liabilities arising out of state and federal fraudulent conveyance laws and the possible assumption of responsibilities for obligations allocated to Hilton or Park;

•	The sufficiency of any indemnity Hilton or Park is required to provide us and the amount of any indemnity we may be required to provide Hilton or Park related to the period prior to the spin-off;
•	The ability of our board of directors to change corporate policies without stockholder approval;
•	Anti-takeover provisions in our organizational documents and Delaware law and consent requirements in our license agreement with Hilton that may deter a potential business combination transaction;
•	Fluctuation in the market price and trading volume of our common stock; and
•	The actions of activist stockholders.

The foregoing is only a summary of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part I, Item IA and elsewhere in this Annual Report on Form 10-K.

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

Risks Related to Our Industry

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
•

conditions that negatively shape public perception of travel, including travel-related accidents and outbreaks of pandemic or contagious diseases, such as Ebola, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu), the Zika virus and COVID-19;

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

The COVID-19 pandemic and related events, including the various measures implemented or adopted to respond to the pandemic and the global economic downturn, have had, and will likely continue to have, a material adverse effect on our business, financial condition and results of operations for the foreseeable future.

The global COVID-19 pandemic and the various measures taken or implemented by governments and other authorities in the United States and around the world, businesses, organizations and individuals have had, and will likely continue to have, a significant adverse impact on domestic and international travel, consumer demand for travel, commercial activities across the travel, lodging and hospitality industries, businesses generally, and consequently, on our business and operations. The COVID-19 pandemic has had, and will likely continue to have, significant adverse impacts on global economic, capital market, financial, healthcare, societal, and government regulatory conditions. In response to the pandemic and various governmental orders, we took certain significant actions to ensure the continuity of our business and operations beginning at the end of the first quarter 2020, including temporarily closing operations at substantially all of our resorts, closing substantially all of our sales centers, implementing salary reductions and workforce furloughs, implementing hiring freezes, drawing down substantial amounts under our credit facility (“Senior Secured Credit Facility”) as a precautionary measure to ensure liquidity and amending both our credit facility and our Timeshare Facility to provide near-term flexibility on certain maintenance and financial covenants and ratios. On October 15, 2020, our board of directors approved a workforce reduction plan that resulted in the reduction of our workforce by approximately 1,500 members. All of these actions have had, and will likely continue to have, a material adverse effect on our results of operations, financial condition, and business.

Beginning in May 2020, various cities, counties and states in the US gradually began relaxing restrictions on activities and a resumption of businesses. We began a phased reopening of our resorts and resumption of our sales activities in accordance with applicable orders, and we plan to continue to reopen those of our resorts which remain closed as conditions permit. We have implemented a variety of measures that are required, or we believe are advisable, for our business with the goal of keeping our customers, owners, team members, and the communities we serve as safe as reasonably feasible from the COVID-19 virus. These measures include additional cleaning and sanitation of our resorts and common areas, providing our team members with personal protective equipment, requiring our guests and owners use face masks based on CDC or other federal, state, or local health guidelines, and implementing physical distancing practices.

The conditions caused by the pandemic continue to be unprecedented and rapidly changing. Accordingly, there remains significant uncertainties and risks around the duration and severity of the pandemic in the US and around the world, the breadth and duration of business disruptions resulting from COVID-19, the pandemic’s impact on the global economy, consumer confidence, various businesses, and, consequently, our business and operations.

Some of these uncertainties and risks may include the following:

•

potentiality of additional waves or outbreaks of the pandemic, which may result in further disruptions and additional or reimplemented governmental COVID-19 restrictions, closure orders and/or or “shelter in place” health orders, or similar restrictions, including such as in the spring where areas in which we have a significant number of resorts such as Florida and New York experienced significant outbreaks;

•

new orders, amendments to existing orders, and conflicting directives by different governmental bodies or changes in federal and local policy, rules or regulations, which could disrupt, change, or otherwise adversely impact our safety protocols and measures that are intended to protect our guests, owners, and team members;

•	the efficacy and timing of distribution of vaccines and the ability of vaccination programs to curtail the pandemic;
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

•	various safety measures that—
o	may be challenging to implement due to uncertainties in how to correctly implement such measures, lack of availability of needed supplies or other issues,
o

we have already adopted but may need to change rapidly based on the status of the pandemic, applicable governmental actions, industry practices, and guidance or recommendations from leading healthcare experts,

o	may result in significant costs to us, or
o

may cause guests to not visit our resorts because they do not want to abide by such measures, do not fully understand or agree with such requested measures, and/or are wary of the risk of infection despite such measures,

•

potential cases of infection and transmission at our resorts despite the implementation of our safety measures efforts, which would be disruptive to our business and may lead to exposure to assertions of liability,

•	our ability to effectively operate our business in light of significant workforce changes, and our ability to recruit additional talent as needed;
•

other actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic that may result in investigations, legal claims (with or without merit) or litigation against us, and

•

inability to repay on time or at all the significant increases in our indebtedness and inadequacies of our liquidity, limitations on our ability to incur additional indebtedness or access available debt capital, and recent amendments to our credit facility and Timeshare Facility, if the pandemic worsens and continues for significant duration.

In addition, many of the other risk factors described herein are heightened by the effects of the COVID-19 pandemic and related economic conditions, which in turn could materially adversely affect our business, financial condition, results of operations, access to financing and liquidity.

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
•

legal, business or regulatory issues unique to the geographic locations of our resorts and affiliated resorts, which could increase the cost of or result in delays in entering into or expanding in those locations.

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

The timeshare industry is highly competitive. The Hilton brands we use compete with the timeshare brands affiliated with major hotel chains in national and international venues, and we compete generally with the vacation rental options generally offered by the lodging and travel industry (e.g., hotels, resorts, home and apartment sharing services, and condominium rentals) and other options such as cruises.

We also compete with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for VOI owners to exchange into time at other timeshare properties, or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. A number of our competitors are significantly larger than we are and have potentially greater access to capital resources and broader marketing, sales and distribution capabilities. We also compete with numerous other smaller owners and operators of timeshare resorts, as well as home and apartment sharing services that market available privately owned residential properties that can be rented on a nightly, weekly or monthly basis. In addition, we are in competition with national and independent timeshare resale companies and members reselling existing VOIs on the secondary market, which could reduce demand or prices for sales of new VOIs. We also compete with other timeshare management companies in the management of resorts on behalf of owners on the basis of quality, cost, types of services offered and relationship.

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

Our ability to remain competitive and to attract and retain members depends on our success in distinguishing the quality and value of our products and services from those offered by others. If we cannot compete successfully in these areas or if our marketing and sales efforts are not successful and we are unable to convert customers to a sufficient number of sales, this could negatively affect our operating profits and margins and our ability to recover the expense of our marketing programs and grow our business, diminish our market share and reduce our earnings.

We rely on tourism and travel by consumers for our business and may be impacted by any pandemic or contagious disease outbreak or conditions that negatively impact travel and the global economy.

Any outbreak of, and fear of exposure to, pandemic or contagious diseases, such as Ebola, avian flu, SARS, swine flu, the Zika virus and COVID-19, may prevent or deter travelers from scheduling vacations or cause them to cancel vacation plans to the markets in which the properties we manage are concentrated. In addition, governments and businesses may take significant actions that may further depress vacations, travel, and the affected economy.

Risks Related to the Operation of Our Business

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

The termination of the license agreement or exercise of other remedies would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position. . For example, if we are not able to rely on the strength of the Hilton brands to attract prospective members and guests in the marketplace, our revenue and profits would decline and our marketing and sales expenses would increase. If we are not able to use Hilton’s marketing databases and corporate-level advertising channels to reach potential members and guests, including Hilton’s internet address as a channel through which to market available inventory, our member growth would be adversely affected and our revenue would materially decline, and it is uncertain whether we would be able to replace the revenue associated with those channels.

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

We secure VOI inventory in part by developing new timeshare properties and new phases of existing timeshare properties. In recent years, we have increased our construction activities of new timeshare properties as a critical source of developing new inventories that we sell and will continue to sell. Our ongoing involvement in the development of inventory presents a number of risks, including:

•	weakness in the capital markets limiting our ability to raise capital for completion of projects or for development of future properties;
•	construction costs, to the extent they escalate faster than the pace at which we can increase the price of VOIs, adversely affecting our profits and margins;
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

Approximately 79 percent of the resorts we manage are concentrated in significant tourist markets including Florida, Hawaii, Nevada, New York, Washington D.C. and South Carolina and are, therefore, particularly susceptible to adverse economic developments in those areas. These economic developments include regional economic downturns, significant increases in the number of our competitors’ products in these markets, and potentially higher labor, real estate, tax or other costs in the geographic markets in which we are concentrated. In addition, the properties we manage are subject to the effects of adverse acts of natural or manmade disasters, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents. Depending on the severity of these disasters, the damage could require closure of all or substantially all of these properties in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. In addition, we cannot guarantee that the amount of insurance maintained for these properties from time to time would entirely cover damages caused by any such event. Further, actual or threatened war, political conditions or civil unrest, violence or terrorist activities or threats and heightened travel security measures instituted in response to these events, could also interrupt or deter vacation plans to our key markets. As a result of this geographic concentration of properties, we face a greater risk of a negative effect on our revenues in the event these areas are more severely and more frequently affected by adverse economic and competitive conditions, extreme weather, manmade disasters, and political and civil unrest.

Our current operations and future expansion outside of the United States make us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We currently offer timeshare properties located in the United States, the United Kingdom, Italy, Japan, Barbados and Mexico. We also market both our international properties and our U.S. properties in Europe and the Asia Pacific region, primarily in Japan and South Korea.  In addition, as part of our business strategy, we intend to continue the expansion of our operations in Japan, including by developing property there and selling VOIs at properties located in Japan, as well as explore further expansion opportunities in other countries located in the Asia Pacific region, Mexico and the Caribbean. Such activities may not be limited only to marketing efforts for existing international and U.S. properties in other countries, but also include acquiring, developing, managing, marketing, offering and/or financing timeshare properties in such countries.  Current and future international operations expose us to a number of additional challenges and risks that may not be inherent in operating solely in the U.S., including, for example, the following:

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

Further, because we market our U.S. properties and our international properties in Europe, instability of the Eurozone, has resulted in concerns regarding the suitability of a shared currency for the region, which could lead to the reintroduction of individual currencies for member states. If this were to occur, certain of our Euro-denominated assets and liabilities would be re-denominated to such individual currencies, which could result in a mismatch in the values of assets and liabilities and expose us and certain of our investments to additional currency risks. Even if the Euro is maintained, continued concerns regarding the stability of the Eurozone, including potential consequences of the United Kingdom’s exit from the European Union, and the potential effects of government intervention intended to address it could materially adversely affect our business.

Similarly, we market our U.S. and international properties in Japan, have begun developing property in Japan, and intend to continue the expansion of our operations in Japan. The Japanese economy has in recent years experienced periods of fiscal and economic volatility, including prior to the COVID-19 pandemic, and we may be unable to properly predict the effect of such volatility, including the actions that may be taken by the Japanese government, in a way that fully mitigates the impact of such volatility on our marketing activities and businesses in Japan.

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

Risks Related to the Sale of VOIs

A decline in developed or acquired VOI inventory or our failure to enter into and maintain fee-for-service agreements may have an adverse effect on our business or results of operations.

In addition to VOI supply that we develop or acquire, we source VOIs through fee-for-service agreements with third-party developers. If we fail to develop timeshare properties, acquire inventory or are unsuccessful in entering into new agreements with third-party developers, we may experience a decline in VOI supply, which could result in a decrease in our revenues. Approximately 77 percent of our contract sales were from capital-efficient sources for the year ended December 31, 2020. As part of our strategy to optimize our sales mix of capital-efficient inventory, we will continue to acquire inventory and enter into additional fee-for-service agreements to source inventory. These arrangements may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into agreements are not able to fulfill their obligations to us, the inventory we expect to acquire or market and sell on their behalf may not be available on time or at all, or may not otherwise be within agreed-upon specifications, including the specifications that we must meet in order to use Hilton’s trademarks at such properties. If our counterparties do not perform as expected and we do not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, our ability to achieve sales goals may be adversely affected.

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

Providing secured financing to some purchasers of VOIs subjects us to the risk of purchaser default. As of December 31, 2020, our consumer loan portfolio had a balance of approximately $1.2 billion and experienced default rates of 6.34 percent, 5.14 percent and 4.71 percent for the fiscal years ended December 31, 2020, 2019 and 2018, respectively. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the VOI. We may be unable to resell the property in a timely manner or at a price sufficient to allow us to recover written-off loan balances, or at all. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, our revenues and profits could be reduced.

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

Risks Related to Technology and Cybersecurity

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

Risks Related to Legal and Regulatory Requirements

Our business is regulated under a wide variety of laws, regulations and policies in the United States and abroad, and failure to comply with these regulations could adversely affect our business.

Our business is subject to extensive regulation, and any failure to comply with applicable laws and regulations could have a material adverse effect on our business. Our real estate development activities, for example, are subject to laws and regulations typically applicable to real estate development, subdivision and construction activities, such as laws relating to zoning, entitlement, permitting, land use restrictions, environmental regulation, title transfers, title insurance, taxation and eminent domain. Failure to comply with the laws could result in legal liability or result in substantial costs related to environmental or other remediation. Laws in some jurisdictions also impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer. In addition, the sales of VOIs must be registered with governmental authorities in most jurisdictions in which we do business. The preparation of VOI registrations requires time and cost, and in many jurisdictions the exact date of registration approval cannot be accurately predicted. Various laws also govern our lending activities and our resort management activities, including the laws described in “Business—Government Regulation.”

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

In recent years, telemarketing legislation has significantly increased the costs associated with telemarketing. We have implemented procedures that we believe will help reduce the possibility of violating such laws, however, such procedures may not be effective in ensuring regulatory compliance. In addition, because we are now an independent company from Hilton, it may be more difficult for us to utilize customer information we obtain from Hilton in the future for marketing purposes.

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

Under the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), we are required to report whether we or any of our “affiliates” knowingly engaged in certain specified activities during a period covered by one of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. We may engage in specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions that would require disclosure pursuant to Section 219 of ITRSHRA. In addition, because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. Disclosure of such activities, even if such activities are permissible under applicable law, and any sanctions imposed on us or our affiliates as a result of these activities could harm our reputation and the Hilton brands we use and have a negative effect on our results of operations.

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

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a summary of accounting standards issued but not yet adopted.

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

As of December 31, 2020, our total indebtedness was approximately $1.9 billion. Our substantial debt and other contractual obligations could have important consequences, including:

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

For additional discussion on our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities,” and Note 15: Debt & Non-recourse Debt in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Interest rates may increase in the future. As a result, interest rates on our revolving credit facility or other variable rate debt offerings could be higher or lower than current levels. As of December 31, 2020, we had approximately $837 million of variable rate debt, representing 43 percent of our total debt. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

In connection with the spin-offs, we may be required to indemnify Hilton and Park, and the indemnities of Hilton and Park of us may not be sufficient to insure us against the full amount of the liabilities assumed by Hilton and Park, and Hilton and Park may be unable to satisfy their indemnification obligations to us in the future.

Pursuant to the Distribution Agreement entered into in connection with the spin-offs and certain other agreements among Hilton and Park and us, we agreed to indemnify each of Hilton and Park from certain liabilities. Indemnities that we may be required to provide Hilton and/or Park may be significant and could negatively affect our business.

In addition, each of Hilton and Park agreed to indemnify us with respect to such parties’ assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or other agreements related to the spin-offs. There can be no assurance that the indemnities from each of Hilton and Park will be sufficient to protect us against the full amount of these and other liabilities. Third parties also could seek to hold us responsible for any of the liabilities that Hilton and Park have agreed to assume. Even if we ultimately succeed in recovering from Hilton or Park any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things:

•

these provisions allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

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

In addition, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. In April 2020, our board of directors adopted a stockholder rights plan, commonly known as “a “poison pill,” that is designed to deter hostile takeover attempts without the approval of our board. This plan will expire on April 15, 2021, but we may adopt similar plans in the future. These anti-takeover and other applicable Delaware law provisions and measures could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions and measures could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

We adopted an Omnibus Incentive Plan under which an aggregate of 10,000,000 shares of HGV common stock are issuable. As of December 31, 2020, an aggregate of 1,806,730 shares have been issued, and an additional 3,279,483 shares were underlying outstanding awards pursuant to the Omnibus Incentive Plan.  We also adopted a Non-Employee Director Stock Plan under which 325,000 shares of our common stock are issuable, and an

Employee Stock Purchase Plan under which 2,500,000 shares of our common stock are available for issuance. Under the Non-Employee Director Stock Plan, 74,088 shares had been issued, and there were an additional 43,272 shares underlying outstanding awards granted as of December 31, 2020.  Under the Employee Stock Purchase Plan, a total of 81,520 shares were issued as of December 31, 2020. Any further issuances could result in the dilution of our current stockholders causing the market price of shares of our common stock to decline.

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

Timeshare Properties

As of December 31, 2020, we had 62 properties open and operating, including properties not yet fully developed but in which VOIs were being sold, representing 498,524 VOIs. Most of our properties and units are located primarily in vacation destinations such as the Orlando, Las Vegas, the Hawaiian Islands, New York City, Washington D.C., South Carolina, Barbados and Mexico. These units and properties include those developed by us or by third-party developers with whom we have entered into fee-for-service arrangements. As of December 31, 2020, we owned approximately 53 percent of all unsold intervals, representing 51,223 of the 96,429 unsold VOIs. We also own, manage, lease fitness, spa and sports facilities, and/or manage the HOAs of undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.

Sales and Marketing Locations

As of December 31, 2020, we had 11 sales distribution centers. Additionally, we had 12 sales galleries in Japan and 2 in Korea. We do not own any distribution centers and sales galleries as they are leased properties. Our sales distribution centers are located in Las Vegas, Orlando, Oahu, Japan, New York, Myrtle Beach, Waikoloa, Washington D.C., Hilton Head, Park City, Chicago, Korea and Carlsbad.

Additionally, we have four call centers that are leased. Our call centers are located in Orlando, Las Vegas, Honolulu and Tokyo.

Corporate Headquarters

Our main corporate headquarters are located at 6355 MetroWest Boulevard, Suite 180, Orlando, Florida 32835. The lease for this property expires in 2026 with two additional five-year renewal periods. We also have additional corporate headquarters that are located at 5323 and 5337 Millenia Lakes Boulevard, Orlando, Florida, 32839. The lease for these properties expires in 2025 with two additional five-year renewal periods.

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

Holders of Record

The number of stockholders of record of our common stock as of February 25, 2021 was 260.

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

Issuer Purchases of Equity Securities

On March 13, 2020, the Company announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $200 million of its outstanding shares of common stock. Since the launch of the 2020 share repurchase program, the company has repurchased less than one million shares for $10 million at an average price of $11.92. Due to the significant adverse impact on the global economy, capital markets, travel industry, and various government mandates regarding closures of businesses, all due to the COVID-19 pandemic and various uncertainties related to it, the Company previously announced on March 31, 2020 that it had suspended the 2020 share repurchase program.

Item 6.	Selected Financial Data

The following selected consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K but were included in our previously filed Annual Reports on Form 10-K. Our historical results are not necessarily indicative of the results expected for any future period.

The selected consolidated financial data below should be read together with the audited consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
($ in millions, except per share amounts)	2020	2019	2018	2017	2016
Statement of Operations Data:
Total revenues	$894	$1,838	$1,999	$1,711	$1,583
Total operating expenses	1,139	1,523	1,565	1,374	1,260
Net (loss) income	(201)	216	298	327	168
(Loss) earnings per share(1)
Basic	$(2.36)	$2.43	$3.07	$3.30	$1.70
Diluted	$(2.36)	$2.42	$3.05	$3.28	$1.70

	December 31,
($ in millions)	2020	2019	2018	2017	2016
Balance Sheet Data:
Securitized timeshare financing receivables, net	$742	$704	$617	$444	$244
Unsecuritized timeshare financing receivables, net	232	452	503	627	781
Total assets	3,134	3,079	2,753	2,384	2,180
Debt, net(2)	1,159	828	604	482	490
Non-recourse debt, net(2)	766	747	759	583	694
Total liabilities	2,760	2,509	2,137	1,866	2,013

(1)

For periods ending prior to the spin-off on January 3, 2017, basic and diluted earnings per share was calculated based on shares distributed our shareholders on January 3, 2017. See Note 20: (Loss) Earnings Per Share in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

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

Overview

Our Business

We market and sell VOIs, manage vacation resorts in top leisure and urban destinations and operate a point-based vacation club. As of December 31, 2020, we have 62 properties, representing 498,524 VOIs, that are primarily located in vacation destinations such as Orlando, Las Vegas, the Hawaiian Islands, New York City, Washington D.C., South Carolina, Barbados and Mexico and feature spacious, condominium-style accommodations with superior amenities and quality service. As of December 31, 2020, we have approximately 328,000 Hilton Grand Vacations Club and Hilton Club (collectively the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 6,300 properties, as well as numerous experiential vacation options, such as cruises and guided tours.

On January 3, 2017, Hilton Worldwide Holdings, Inc. (“Hilton”) completed a tax-free spin-off of Hilton Grand Vacations (“HGV”) and Park Hotels & Resorts Inc. (“Park”). As a result of the spin-off, HGV became an independent publicly-traded company and our common stock is listed on the New York Stock Exchange under the symbol “HGV.” For further details of our history and the development of our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated herein by reference.

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

For the year ended December 31, 2020, sales from fee-for-service, just-in-time and developed inventory sources were 52 percent, 25 percent and 23 percent, respectively, of contract sales. See “—Real Estate Sales Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $10 billion at current pricing. Capital efficient arrangements represent approximately 52 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

We sell our vacation ownership products under the Hilton Grand Vacations brand primarily through our distribution network of both in-market and off-sites.  Our products are currently marketed for sale throughout the United States and the Asia-Pacific region. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership.  We have sales distribution centers in Las Vegas, Orlando, Oahu, Japan, New York, Myrtle Beach, Waikoloa, Washington D.C., Hilton Head, Park City, Chicago, Korea and Carlsbad. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach.  We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton and are frequent leisure travelers.  Tour flow quality impacts key metrics such as VPG, defined in “Key Business and Financial Metrics and Terms Used by Management—Real Estate Sales Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the year ended December 31, 2020, 62 percent of our contract sales were to our existing owners.

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 4 percent to 18 percent per annum. Financing propensity was 66.5 percent and 66.2 percent for the year ended December 31, 2020 and 2019, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for new loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Year Ended December 31,
	2020	2019	2018
Weighted-average FICO score	734	736	739

Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Club. Historical default rates, which represent annual defaults as a percentage of each year’s beginning gross timeshare financing receivables balance, were as follows:

	Year Ended December 31,
	2020	2019	2018
Historical default rates(1)	6.34%	5.14%	4.71%

(1)	A loan is considered to be in default if it is equal to or greater than 121 days past due as of the prior month end.

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

•

Cost reimbursements include costs that HOAs and developers reimburse to us. These costs primarily consist of payroll and payroll-related costs for management of the HOAs and other services we provide where we are the employer and insurance. The corresponding expenses are presented as Cost reimbursements expense in our consolidated statements of operations resulting in no effect on net income.

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

•

Cost reimbursements include costs that HOAs and developers reimburse to us. These costs primarily consist of payroll and payroll-related costs for management of the HOAs and other services we provide where we are the employer and insurance. The corresponding revenues are presented as Cost reimbursements revenue in our consolidated statements of operations resulting in no effect on net income.

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

•

Sales and marketing expense. A significant portion of our costs relates to selling and marketing of our VOIs. In periods of decreased demand for VOIs, we may be unable to reduce our sales and marketing expenses quickly enough to prevent a deterioration of our profits and margins on our real estate operations.

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

We believe that the presentation of contract sales on a combined basis (fee-for-service and developed) is most appropriate for the purpose of the operating metric, additional information regarding the split of contract sales, is included in “—Real Estate” below. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 in this Annual Report on form 10-K, for additional information on Sales of VOI, net.

•	Sales revenue represents Sale of VOIs, net and commissions and brand fees earned from the sale of fee-for-service intervals.
•

Real estate profit represents sales revenue less the cost of VOI sales and sales and marketing costs, net of marketing revenue. Real estate profit margin is calculated by dividing real estate profit by sales revenue. We consider this to be an important operating measure because it measures the efficiency of our sales and marketing spending and management of inventory costs.

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

Recent Events Related to the COVID-19 Pandemic and Impact on Our Results of Operations, Financial Condition, and Business During the Year Ended December 31, 2020.

In March 2020, a National Public Health Emergency was declared in response to the coronavirus, known as COVID-19. As a result, many local, county and state government officials have issued, and continue to issue, various mandates and orders to close non-essential businesses, impose travel restrictions, and require “stay-at-home” and/or self-quarantine in certain cases, all in an effort to protect the health and safety of individuals and aimed at slowing and ultimately stopping the spread and transmission of the virus. Accordingly, commencing in March 2020, we started to temporarily close substantially all of our properties and suspended our U.S sales operations and closed such sales offices. We took a number of other actions to reduce our expenses and preserve liquidity, including workforce furlough, implementing salary reductions for the remaining active employees primarily during the second quarter of 2020, implementing hiring freezes, eliminating all discretionary spending, and reducing our planned investment in new inventory by approximately $200 million. Recently, we completed a workforce reduction plan that impacted approximately 1,500 team members in order to better align our workforce with the Company’s needs in light of the environment, and approximately 1,800 of our team members remain furloughed.

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

• In June 2020, we completed a securitization of $300 million of gross timeshare financing receivables and used the proceeds to pay down the $195 million outstanding balance on our Timeshare Facility and for general corporate operating expenses. As of December 31, 2020, we have $450 million remaining borrowing capacity under our Timeshare Facility.

• In August 2020, we renewed and extended our Timeshare Facility and amended certain provisions relating to advance rate, successor benchmark interest rate, certain used and unused fees, and thresholds for interest rate hedging obligations and transactions.

• In December 2020, we amended our Credit Agreement which provided a waiver period for certain financial covenants for the first three quarters of 2021. In connection with the Amendment we incurred $1 million in debt issuance costs. We also amended the Timeshare Facility to update the definition of seller financial covenants to be consistent with the amended Credit Agreement.

Refer to Note 15: Debt and Non-Recourse Debt in our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our debt.

The closure of our resorts and sales centers, and the related suspensions of our operations, expectedly have had a materially adverse impact on our revenues, net (loss) income and other operating results during the fourth quarter, as well as our business and operations generally, as more fully discussed below. As discussed in further detail below, substantially all of the unfavorable changes in our operating results during the year ended December 31, 2020 as compared to prior periods were a result of the ongoing impact of the COVID-19 pandemic on travel demand, along with the temporary closure of substantially all of our properties and suspension of our sales and related operations during the first half of 2020.

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

Prior to reopening our resorts and sales centers, we introduced the HGV Enhanced Care Guidelines, designed to provide owners, guests and team members with the highest level of cleaning protocols and safety standards recommended by the Center for Disease Control and Prevention and cleaning solutions approved by the Environmental Protection Agency in response to the COVID-19 pandemic. Along with providing personal protective equipment to team members, these Enhanced Care Guidelines include low touch arrivals and departures, frequent and thorough cleaning, reduction of paper items, reduced capacity for our pool decks and fitness centers, and new technologies. While operations were suspended, essential resort personnel worked diligently maintaining the resorts for a safe re-opening. Annual deep cleanings, typically scheduled during slower seasons, were moved up and completed, allowing the resorts to be in top shape when owners and guests arrive.

Beginning in May 2020, various states and counties started to allow gradual relaxation of restrictions on activities and a resumption of businesses. In response, we began a phased reopening of resorts and resumption of our business activities during the second quarter of 2020, but under new operating guidelines and with safety measures. As of December 2020, approximately 85% of our resorts and sales centers are open and currently operating however, many of our resorts and sales centers are operating in markets with significant capacity constraints and various safety measures.

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

Please carefully review the risk factors contained in Item 1A of this Form 10-K for the year ended December 31, 2020 for discussions of various factors and uncertainties related to the pandemic that may materially impact us.

Results of Operations

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2020 compared with the year ended December 31, 2019. Discussions of our financial condition and results of operations for the year ended December 31, 2019 compared to December 31, 2018 that have been omitted under this item can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 2, 2020.

Segment Results

The following table presents our revenues by segment for the year ended December 31, 2020 compared to the years ended December 31, 2019 and 2018. We do not include equity in earnings from unconsolidated affiliates in our measures of segment revenues.

	Year Ended December 31,			2020 vs 2019 Variance		2019 vs 2018 Variance
($ in millions)	2020	2019	2018	$	%	$	%
Revenues:
Real estate sales and financing	$494	$1,252	$1,462	$(758)	(60.5)%	$(210)	(14.4)%
Resort operations and club management	276	454	422	(178)	(39.2)	32	7.6
Segment revenues	770	1,706	1,884	(936)	(54.9)	(178)	(9.4)
Cost reimbursements	137	168	147	(31)	(18.5)	21	14.3
Intersegment eliminations(1)	(13)	(36)	(32)	23	(63.9)	(4)	12.5
Total revenues	$894	$1,838	$1,999	$(944)	(51.4)	$(161)	(8.1)

(1)	Refer to Note 22: Business Segments in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for details on the intersegment eliminations.

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 22: Business Segments in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key Business and Financial Metrics and Terms Used by Management—EBITDA and Adjusted EBITDA.” The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Year Ended December 31,			2020 vs 2019 Variance		2019 vs 2018 Variance
($ in millions)	2020	2019	2018	$	%	$	%
Net Income	$(201)	$216	$298	$(417)	NM(1)	$(82)	(27.5)%
Interest expense	43	43	30	0	—	13	43.3
Income tax (benefit) expense	(79)	57	105	(136)	NM(1)	(48)	(45.7)
Depreciation and amortization	45	44	33	1	2.3	11	33.3
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	2	3	4	(1)	(33.3)	(1)	(25.0)
EBITDA	(190)	363	470	(553)	NM(1)	(107)	(22.8)
Other (gain) loss, net	(3)	3	1	(6)	NM(1)	2	NM(1)
Share-based compensation expense(2)	15	22	16	(7)	(31.8)	6	37.5
Impairment expense(3)	209	—	—	209	NM(1)	—	NM(1)
Other adjustment items(4)	26	20	16	6	30.0	4	25.0
Adjusted EBITDA	$57	$408	$503	$(351)	(86.0)	$(95)	(18.9)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)

In the first quarter 2020, we determined that the performance conditions for our 2018, 2019, and 2020 Performance RSUs were improbable of achievement. Therefore, we reversed $8 million of share-based compensation expense recognized in prior years and ceased accruing expenses related to Performance RSUs granted in 2018, 2019, and 2020. In December 2020, the Compensation Committee of the Board of Directors (“Compensation Committee”) approved an amendment to the 2018 Performance RSUs.  As a result of the amendment, we recognized compensation expense of $2 million based on the number of Performance RSUs vested and the performance conditions for the 2018 Performance RSU awards.

(3)

In the fourth quarter 2020, we performed a review over certain of our long-lived assets and committed to a plan to monetize and dispose of certain assets via a sale. As a result, we recorded a non-cash impairment charge of $209 million in the fourth quarter of 2020 related to the identified assets. The non-cash impairment charge was comprised of a $201 million charge related to Land and infrastructure held for sale and an $8 million charge related to Property and equipment, respectively. See Note 7: Inventory and Note 8: Property and equipment for more information.

(4)

For the year ended December 31, 2020 and 2019, this amount includes costs associated with restructuring, one-time charges and other non-cash items. For the year ended December 31, 2018, this amount also includes costs associated with the spin-off of $11 million.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA.

	Year Ended December 31,			2020 vs 2019 Variance		2019 vs 2018 Variance
($ in millions)	2020	2019	2018	$	%	$	%
Segment Adjusted EBITDA:
Real estate sales and financing(1)	$33	$325	$447	$(292)	(89.8)%	$(122)	(27.3)%
Resort operations and club management(1)	136	265	245	(129)	(48.7)	20	8.2
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	7	7	4	—	—	3	75
License fee expense	(51)	(101)	(98)	50	(49.5)	(3)	3.1
General and administrative(2)	(68)	(88)	(95)	20	(22.7)	7	(7.4)
Adjusted EBITDA	$57	$408	$503	$(351)	(86.0)	$(95)	(18.9)

(1)	Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)	Adjusts for segment related share-based compensation, depreciation and other adjustment items, such as spin related costs and restructuring costs.

Real Estate Sales and Financing

In accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), revenue and the related costs to fulfill and acquire the contract (“direct costs”) from sales of VOIs under construction are deferred until the point in time when construction activities are deemed to be completed. The real estate sales and financing segment is impacted by construction related deferral and recognition activity. In periods where Sales of VOIs and related direct costs of projects under construction are deferred, profit margins will generally contract as the indirect marketing and selling costs associated with these sales are recognized as incurred in the current period. In periods where previously deferred Sales of VOIs and related direct costs are recognized upon construction completion, profit margins will generally expand as the indirect marketing and selling costs associated with these sales were recognized in prior periods.

The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Year Ended December 31,			2020 vs 2019 Variance	2019 vs 2018 Variance
($ in millions)	2020	2019	2018	$	$
Sales of VOIs (deferrals)	$(85)	$(84)	$(166)	$(1)	$82
Sales of VOIs recognitions	—	—	299	—	(299)
Net Sales of VOIs (deferrals) recognitions	(85)	(84)	133	(1)	(217)
Cost of VOI sales (deferrals)(1)	(23)	(27)	(54)	4	27
Cost of VOI sales recognitions	—	—	90	—	(90)
Net Cost of VOI sales (deferrals) recognitions(1)	(23)	(27)	36	4	(63)
Sales and marketing expense (deferrals)	(13)	(12)	(23)	(1.0)	11
Sales and marketing expense recognitions	—	—	41	—	(41)
Net Sales and marketing expense (deferrals) recognitions	(13)	(12)	18	(1.0)	(30)
Net construction (deferrals) recognitions	$(49)	$(45)	$79	$(4)	$(124)

(1)	Includes anticipated Cost of VOI Sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete for the year ended December 31, 2020 and 2019.

Real estate sales and financing segment revenues decreased by $758 million for the year ended December 31, 2020, compared to the same period in 2019, primarily due to decreases in sales revenue and marketing revenue as a result of the ongoing impact of the COVID-19 pandemic on travel demand, along with the temporary closure of substantially all of our properties and suspension of our sales and related operations during the first half of 2020.

Real estate sales and financing Adjusted EBITDA decreased by $292 million for the year ended December 31, 2020, compared to the same period in 2019, primarily due to the decreases in segment revenues associated with segment performance discussed herein partially offset by a decrease in related expenses. In addition, real estate sales and financing segment Adjusted EBITDA was impacted by $7 million in one-time payroll related expenses, net of an employee retention credit granted primarily under the CARES Act, primarily related to payments made to employees as a result of operational closures caused by the COVID-19 pandemic for the year ended December 31, 2020.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues decreased $178 million for the year ended December 31, 2020, compared to the same period in 2019, primarily due to decreases in rental and ancillary revenues as a result of the ongoing impact of the COVID-19 pandemic on travel demand, along with the temporary closure of substantially all of our properties and suspension of our sales and related operations during the first half of 2020.

Resort operations and club management segment Adjusted EBITDA decreased $129 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due to the decreases in segment profit associated with segment performance discussed herein.

Refer to “—Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Year Ended December 31,			2020 vs 2019 Variance		2019 vs 2018 Variance
($ in millions, except Tour flow and VPG)	2020	2019	2018	$	%	$	%
Contract sales	$528	$1,410	$1,410	$(882)	(62.6)%	$—	—%
Adjustments:
Fee-for-service sales(2)	(275)	(760)	(776)	485	(63.8)	16	(2.1)
Provision for financing receivables losses	(75)	(74)	(69)	(1)	1.4	(5)	7.2
Reportability and other:
Net (deferral) recognition of sales of VOIs under construction(3)	(85)	(84)	133	(1)	1.2	(217)	NM(1)
Fee-for-service sale upgrades, net	16	52	63	(36)	(69.2)	(11)	(17.5)
Other(4)	(1)	(35)	(27)	34	(97.1)	(8)	29.6
Sales of VOIs, net	$108	$509	$734	$(401)	(78.8)	$(225)	(30.7)
Tour flow	127,085	383,108	357,861	(256,023)	(66.8)	25,247	7.1
VPG	$3,889	$3,518	$3,743	$371	10.5	$(225)	(6.0)

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(3)	Represents the net impact of deferred revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(4)	Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.

Contract sales decreased $882 million for the year ended December 31, 2020, compared to the same period in 2019, primarily due to a decrease in tour flow related to the ongoing impact of the COVID-19 pandemic on travel demand, along with the temporary closure of substantially all of our properties and suspension of our sales and related operations during the first half of 2020.

Beginning in May 2020, we began a phased reopening of resorts and resumption of our business activities, however many of our resorts and sales centers are operating in markets with significant capacity constraints and various safety measures.  As of December 31, 2020, we have approximately 85 percent of our resorts and sales centers open and currently operating.

	Year Ended December 31,			2020 vs 2019 Variance		2019 vs 2018 Variance
($ in millions)	2020	2019	2018	$	%	$	%
Sales, marketing, brand and other fees	$221	$573	$570	$(352)	(61.4)%	$3	0.5%
Less:
Marketing revenue and other fees	57	136	123	(79)	(58.1)	13	10.6
Commissions and brand fees	164	437	447	(273)	(62.5)	(10)	(2.2)
Sales of VOIs, net	108	509	734	(401)	(78.8)	(225)	(30.7)
Sales revenue	272	946	1,181	(674)	(71.2)	(235)	(19.9)
Less:
Cost of VOI sales	28	127	210	(99)	(78.0)	(83)	(39.5)
Sales and marketing expense, net(2)	313	549	575	(236)	(43.0)	(26)	(4.5)
Real estate (loss) profit	$(69)	$270	$396	$(339)	NM(1)	$(126)	(31.8)
Real estate profit margin	(25.4)%	28.5%	33.5%

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.

Sales revenue decreased by $674 million for the year ended December 31, 2020, compared to the same period in 2019, due to decrease in sales of VOI revenue, commissions and brand fees and related expenses as a result of the ongoing impact of the COVID-19 pandemic on travel demand, along with the temporary closure of substantially all of our properties and suspension of our sales and related operations during the first half of 2020. Cost of VOI sales, and sales and marketing expense, net, and real estate (loss) profit decreased consistent with sales revenue decrease because of COVID-19 and our closures referenced herein.

Financing

	Year Ended December 31,			2020 vs. 2019 Variance		2019 vs. 2018 Variance
($ in millions)	2020	2019	2018	$	%	$	%
Interest income	$141	$147	$140	$(6)	(4.1)%	$7	5.0%
Other financing revenue	24	23	18	1	4.3	5	27.8
Financing revenue	165	170	158	(5)	(2.9)	12	7.6
Consumer financing interest expense	31	29	24	2	6.9	5	20.8
Other financing expense	22	24	25	(2)	(8.3)	(1)	(4.0)
Financing expense	53	53	49	—	—	4	8.2
Financing profit	$112	$117	$109	$(5)	(4.3)	$8	7.3
Financing profit margin	67.9%	68.8%	69.0%

Financing revenue decreased $5 million for the year ended December 31, 2020, compared to the same period in 2019 primarily due to a decrease in the timeshare financing receivables portfolio balance. This was offset by an increase in the related weighted average interest rate. The weighted average interest rate increased to 12.61 percent from 12.49 percent for the years ended December 31, 2020 and 2019, respectively. Financing expense remained flat year over year.

Financing profit decreased for the year ended December 31, 2020, compared to the same period in 2019 related to the aforementioned decrease in interest income.

Resort and Club Management

	Year Ended December 31,			2020 vs 2019 Variance		2019 vs 2018 Variance
($ in millions)	2020	2019	2018	$	%	$	%
Club management revenue	$96	$125	$112	$(29)	(23.2)%	$13	11.6%
Resort management revenue	70	66	60	4	6.1	6	10.0
Resort and club management revenues	166	191	172	(25)	(13.1)	19	11.0
Club management expense	24	27	29	(3)	(11.1)	(2)	(6.9)
Resort management expense	12	19	18	(7)	(36.8)	1	5.6
Resort and club management expenses	36	46	47	(10)	(21.7)	(1)	(2.1)
Resort and club management profit	$130	$145	$125	$(15)	(10.3)	$20	16.0
Resort and club management profit margin	78.3%	75.9%	72.7%

Resort and club management revenues decreased $25 million for the year ended December 31, 2020, compared to the same period in 2019, primarily due to a decrease in club management revenue related to the refunding and waiving of club transaction fees to accommodate our guests impacted by the COVID-19 pandemic. The decrease in revenue was partially offset by (i) an increase of approximately 2,000 Club members and (ii) an increase in resort management revenue from the opening of new properties, compared to the same period in 2019.

Resort and club management profit margin increased for the year ended December 31, 2020, primarily due to a reduction in resort and club management expenses driven by the ongoing impact of the COVID-19 pandemic on travel demand, along with the temporary closure of substantially all of our resort operations during the first half of 2020.

Rental and Ancillary Services

	Year Ended December 31,			2020 vs 2019 Variance		2019 vs 2018 Variance
($ in millions)	2020	2019	2018	$	%	$	%
Rental revenues	$90	$201	$191	$(111)	(55.2)%	$10	5.2%
Ancillary services revenues	7	26	27	(19)	(73.1)	(1)	(3.7)
Rental and ancillary services revenues	97	227	218	(130)	(57.3)	9	4.1
Rental expenses	98	123	110	(25)	(20.3)	13	11.8
Ancillary services expense	9	24	23	(15)	(62.5)	1	4.3
Rental and ancillary services expenses	107	147	133	(40)	(27.2)	14	10.5
Rental and ancillary services (loss) profit	$(10)	$80	$85	$(90)	NM(1)	$(5)	(5.9)
Rental and ancillary services profit margin	(10.3)%	35.2%	39.0%

(1)	Fluctuation in terms of percentage change is not meaningful.

Rental and ancillary services revenues, expenses, and profit margin decreased for year ended December 31, 2020, compared to the same period in 2019, due to the ongoing impact of the COVID-19 pandemic on travel demand, along with the temporary closure of substantially all of our resort operations during the first half of 2020.

Beginning in May 2020, we began a phased reopening of resorts and resumption of our business activities; however, many of our resorts are operating in markets with significant capacity constraints and various safety measures.  As of December 31, 2020, we have approximately 85 percent of our resorts open and currently operating.

Other Operating Expenses

	Year Ended December 31,			2020 vs 2019 Variance		2019 vs 2018 Variance
($ in millions)	2020	2019	2018	$	%	$	%
General and administrative	$92	$118	$120	$(26)	(22.0)%	$(2)	(1.7)%
Depreciation and amortization	45	44	33	1	2.3	11	33.3
License fee expense	51	101	98	(50)	(49.5)	3	3.1
Impairment expense	209	—	—	209	NM(1)	—	NM(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in other operating expenses for the year ended December 31, 2020, compared to the same period in 2019, is primarily due to the one-time non-cash charge of impairment expense recorded in December 2020 related to undeveloped land and unallocated infrastructure held for sale and held for use. See Note 7: Inventory and Note 8: Property and equipment for additional information regarding the assets held for sale. This increase in impairment expense was offset by a decrease in general and administrative expenses related to decreases in salaries and wages from the furloughs and pay decreases announced during the second quarter of 2020 and lower license fee expense related to decreases in real estate sales and resort operations revenue.

Non-Operating Expenses

	Year Ended December 31,			2020 vs 2019 Variance		2018 vs 2018 Variance
($ in millions)	2020	2019	2018	$	%	$	%
Interest expense	$43	$43	$30	$—	—	$13	43.3%
Equity in (earnings) from unconsolidated affiliates	(5)	(4)	—	(1)	NM(1)	(4)	NM(1)
Other (gain) loss, net	(3)	3	1	(6)	NM(1)	2	NM(1)
Income tax (benefit) expense	(79)	57	105	(136)	NM(1)	(48)	(45.7)

(1)	Fluctuation in terms of percentage change is not meaningful.

The change in non-operating expenses for the year ended December 31, 2020, compared to the same period in 2019, is primarily due to a $136 million decrease in income tax expense driven by reduced pre-tax income as a result  of the ongoing impacts of the COVID-19 pandemic, as discussed above, in addition to gains associated with foreign currency exchange rate fluctuations.

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

•

In March 2020, we drew down the substantial remainder of our borrowing capacity under the revolver facility through net borrowings of $445 million as a precautionary measure to ensure liquidity for a sustained period in the economic environment resulting from the COVID-19 pandemic. We do not have a plan for the use of the proceeds other than for general corporate and working capital purposes in the ordinary course of business. As of December 31, 2020, we have $139 million remaining borrowing capacity under the revolver facility (“Revolver”).

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

•

In June 2020, we completed a securitization of $300 million of gross timeshare financing receivables and used the proceeds to pay down the $195 million outstanding balance on our Timeshare Facility and for general corporate operating expenses. As of December 31, 2020, we have $450 million remaining borrowing capacity under our Timeshare Facility.

•

In August 2020, we renewed and extended our Timeshare Facility and amended certain provisions relating to advance rate, successor benchmark interest rate, certain used and unused fees, and thresholds for interest rate hedging obligations and transactions.

•

In December 2020, we amended our Credit Agreement which provided a waiver period for certain financial covenants for the first three quarters of 2021. In connection with the Amendment we incurred $1 million in debt issuance costs. We also amended the Timeshare Facility to update the definition of seller financial covenants to be consistent with the amended Credit Agreement.

•

As of December 31, 2020, we had total cash and cash equivalents of $526 million, including $98 million of restricted cash. The restricted cash balance relates to escrowed cash from our sales of our VOIs and reserves related to our non-recourse debt.

To optimize our liquidity and access to capital in light of the significant adverse impact of the COVID-19 pandemic, particularly as substantially all of our properties were temporarily closed and substantially all of our sales, operations and other activities were suspended during the first and second quarter of 2020, in addition to the steps discussed above, we have undertaken efforts to increase our capital and decrease our expenses. These include workforce furloughs, temporary salary reductions for employees primarily during the second quarter of 2020, eliminating discretionary spending, and reducing our planned investment in new inventory by approximately $200 million. We have also suspended the share repurchase program that was initially authorized by our Board in March 2020. During the fourth quarter of 2020, we executed a workforce reduction plan which resulted in the reduction of our workforce by approximately 1,500 team members.

We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $366 million as of December 31, 2020 which primarily consist of escrow and construction related bonds.

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

In addition, as noted previously, beginning in May 2020, in response to various states and counties starting to allow gradual relaxation of restrictions on activities and a resumption of businesses, we began a phased reopening of resorts and resumption of our business activities, including our sales activities. However, we are operating under new guidelines and with safety measures that did not exist prior to the onset of the pandemic. As of December 31, 2020, we have approximately 85 percent of our resorts and sales centers open and currently operating; however, many of our resorts and sales centers were operating with significant capacity constraints and are still subject to various safety measures. While we plan to continue to reopen our resorts and resume our business as conditions permit, the pandemic continues to be unprecedented and rapidly changing, and has unknown duration and severity. Any significantly extended duration or worsening of the conditions associated with the pandemic may adversely impact our liquidity in the longer term, including our ability to finance our day-to-day business and operations, and may adversely affect our ability to comply with our financial covenants under our debt obligations notwithstanding the recent amendments discussed above.

We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2020, our inventory-related purchase commitments totaled $454 million over 10 years.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,			2020 vs 2019 Variance	2019 vs 2018 Variance
($ in millions)	2020	2019	2018	$	$
Net cash provided by (used in):
Operating activities	$79	$143	$(164)	$(64)	$307
Investing activities	(33)	(63)	(57)	30	(6)
Financing activities	328	(108)	104	436	(212)

Operating Activities

Cash flow provided by (used in) operating activities is primarily generated from (i) sales and financing of VOIs and (ii) net cash generated from managing our resorts, Club operations and providing related rental and ancillary services. Cash flows used in operating activities primarily include spending for the acquisition of inventory, development of new phases of existing resorts and funding our working capital needs. Our cash flows provided by operations generally vary due to the following factors related to the sale of our VOIs; the degree to which our owners finance their purchase and our owners’ repayment of timeshare financing receivables; the timing of management and sales and marketing services provided; and cash outlays for real estate to be converted to inventory in the future. Additionally, cash flow provided by operations will also vary depending upon our sales mix of VOIs; over time, we generally receive more cash from the sale of an owned VOI as compared to that from a fee-for-service sale.

The change in net cash flows provided by operating activities for the year ended December 31, 2020 compared to the same period in 2019 was primarily due to decreased sources of cash from working capital as a result of the on-going pandemic partially offset by a reduction in purchases and development of real estate for future conversion to inventory.

The following table exhibits our VOI inventory spending for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
($ in millions)	2020	2019	2018
VOI spending - owned properties	$106	$83	$135
VOI spending - fee-for-service upgrades(1)	13	47	51
Real estate for future conversion into inventory	36	168	299
Inventory deposits	—	—	46
Total VOI inventory spending	$155	$298	$531

(1)

Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects of $9 million, $31 million and $34 million recorded in Costs of VOI sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Year Ended December 31,			2020 vs 2019 Variance	2019 vs 2018 Variance
($ in millions)	2020	2019	2018	$	$
Capital expenditures for property and equipment	$(8)	$(37)	$(44)	$29	$7
Software capitalization costs	(23)	(24)	(14)	1	(10)
Return of investment from unconsolidated affiliates	—	—	11	—	(11)
Investments in unconsolidated affiliates	(2)	(2)	(10)	—	8
Net cash used in investing activities	$(33)	$(63)	$(57)	$30	$(6)

Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

The change in net cash used in investing activities for the year ended December 31, 2020 compared to the same period in 2019 was due to a decrease in spend for property and equipment in the current year.

Financing Activities

The following table summarizes our net cash provided by (used in) financing activities:

	Year Ended December 31,			2020 vs 2019 Variance	2019 vs 2018 Variance
($ in millions)	2020	2019	2018	$	$
Issuance of debt	$495	$485	$530	$10	$(45)
Issuance of non-recourse debt	495	365	663	130	(298)
Repayment of debt	(165)	(290)	(408)	125	118
Repayment of non-recourse debt	(475)	(376)	(485)	(99)	109
Debt issuance costs	(9)	(6)	(12)	(3)	6
Repurchase and retirement of common stock	(10)	(283)	(183)	273	(100)
Payment of withholding taxes on vesting of restricted stock units	(4)	(4)	(4)	—	—
Proceeds from employee stock plan purchases	2	3	—	(1)	3
Capital contribution	—	—	3	—	(3)
Proceeds from stock option exercises	1	—	—	1	—
Other financing activity	(2)	(2)	—	—	(2)
Net cash provided by (used in) financing activities	$328	$(108)	$104	$436	$(212)

The change in net cash flows provided by financing activity for the year ended December 31, 2020 compared to the same period in 2019 is primarily due to the decrease of repayment of debt and decrease in repurchase of common stock in 2020.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2020:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$1,164	$12	$829	$300	$23
Non-recourse debt	775	283	261	174	57
Interest on debt(1)	203	59	98	33	13
Operating leases	76	18	25	22	11
Inventory purchase commitments	454	227	172	43	12
Other commitments(2)	20	12	8	—	—
Total contractual obligations	$2,692	$611	$1,393	$572	$116

(1)	Includes interest on our debt and non-recourse debt. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 0.14 percent, subject to a 0.25 percent floor, as of December 31, 2020.
(2)	Primarily relates to commitments related to information technology and brand licensing under the normal course of business.

We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2020, our inventory-related purchase commitments totaled $454 million over 10 years.

We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $366 million as of December 31, 2020 which primarily consist of escrow and construction related bonds.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2020, consisted of $454 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand and $20 million of other commitments under the normal course of business. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances, see Note 23: Commitments and Contingencies in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Guarantor Financial Information

Certain subsidiaries, which are listed on Exhibit 22 of this Annual Report on Form 10-K, have guaranteed our obligations related to our senior unsecured notes (the “Notes”). The notes were issued in November 2016 with an aggregate principal balance of $300 million, an interest rate of 6.125 percent, and maturity in December 2024.

Our senior unsecured notes were co-issued by Hilton Grand Vacations Borrower LLC and Hilton Grand Vacations Borrower Inc. (the “Issuers”) and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by HGV (the “Parent”), Hilton Grand Vacations Parent LLC (the “Intermediate Parent”), the Issuers, and each of the Issuer’s existing and future wholly owned domestic restricted subsidiaries (all entities that guarantee the Notes, collectively, the “Obligor group”).

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

The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary guarantors and (ii) investments in and equity in the earnings of non-guarantor subsidiaries and unconsolidated affiliates:

	December 31,	December 31,
($ in millions)	2020	2019
Assets
Cash and cash equivalents	$393	$35
Restricted cash	69	59
Accounts receivable, net - due from non-guarantor subsidiaries	25	41
Accounts receivable, net - due from related parties	7	25
Accounts receivable, net - other	77	126
Timeshare financing receivables, net	207	449
Inventory	605	524
Property and equipment, net	490	718
Operating lease right-of-use assets, net	51	58
Intangible assets, net	81	77
Land and infrastructure held for sale	41	—
Other assets	74	69
Total assets	$2,120	$2,181

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$25	$41
Accounts payable, accrued expenses and other - other	235	288
Advanced deposits	117	115
Debt, net	1,159	828
Operating lease liabilities	65	74
Deferred revenues	254	186
Deferred income tax liabilities	137	259
Total liabilities	$1,992	$1,791

Year ended December 31,
($ in millions)	2020
Total revenues - transactions with non-guarantor subsidiaries	$7
Total revenues - other	762
Operating loss	(108)
Net loss	(277)

Subsequent Events

Management has evaluated all subsequent events through March 1, 2021, the date the audited consolidated financial statements were available to be issued.  The results of management’s analysis indicated no significant subsequent events have occurred that require considerations adjustments to our disclosures in the audited financial statements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. We believe that of our significant accounting policies, which are described in Note 2: Basis of Presentation and Summary of Significant Accounting

Policies in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made are based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. For arrangements that contain multiple goods or services, we determine whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement. When allocating the transaction price in the arrangement, we may not have observable standalone sales for all the performance obligations in these contracts; therefore, we exercise significant judgement when determining the standalone selling price of certain performance obligations. In order to estimate the standalone selling prices, we primarily rely on the expected cost plus margin and adjusted market assessment approaches. We then recognize the revenue allocated to each performance obligation as the related performance obligation is satisfied.  See Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

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

Due to the application of the retrospective adjustments, changes in any of our estimates, including changes in our development and sales strategies could have a material effect on the carrying value of certain projects and inventory. We monitor our projects and inventory on an ongoing basis and complete an evaluation each reporting period to ensure that the inventory is stated at the lower of cost or fair value less cost to sell. In addition, we continually assess our VOI inventory and, if necessary, impose pricing adjustments to modify sales pace.

Long-lived Assets and Related Impairment

We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset’s carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset, we calculate the asset’s fair value. The impairment loss recognized is equal to the amount that the net book value is in excess of fair value. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset using discount and capitalization rates deemed reasonable for the type of asset, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers. We review all finite life intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of the carrying value over the fair value in our consolidated statements of operations.

We classify long-lived assets to be sold as held for sale in the period (i) we have approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We initially measure a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. We assess the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale. The methodology utilized to determine fair value at the time of classification as held for sale is dependent on the type of long-lived asset reclassified. All methodologies utilized to determine fair value involve judgment. In the current year, certain parcels of undeveloped land and unallocated infrastructure were classified as held-for-sale as of December 31, 2020. We utilized the market approach for the undeveloped land and cost approach for unallocated infrastructure to determine their respective fair values. The fair value calculations are sensitive to key assumptions utilized, including comparative sales for undeveloped land and replacement costs for unallocated infrastructure. We also estimated the costs to sell the assets; however, these estimates do not involve significant judgment.

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

Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 0.5 percentage point increase to our projected default rates used in the allowance calculation would increase our allowance for financing receivables losses by approximately $8 million.

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

The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of December 31, 2020, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2021	2022	2023	2024	2025	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	12.258%	$98	$101	$104	$107	$105	$290	$805	$846
Fixed-rate unsecuritized timeshare financing receivables	13.291%	34	35	37	38	40	196	380	402
Liabilities:(3)
Fixed-rate debt	4.069%	285	133	130	366	108	80	1,102	1,081
Variable-rate debt(4)	2.250%	10	10	817	—	—	—	837	833

(1)	Weighted-average interest rate as of December 31, 2020.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Variable-rate debt includes principal outstanding debt of $837 million as of December 31, 2020. There were no outstanding borrowings as of December 31, 2020 on our non-recourse debt. See Note 15: Debt & Non-recourse Debt in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Foreign Currency Exchange Rate Risk

Though the majority of our operations are conducted in United States dollars (“U.S. dollars”), we are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from our timeshare financing receivables denominated in Japanese yen and VAT payables in Mexican peso, the value of which could change materially in reference to our reporting currency, the U.S. dollar. A 10 percent change in the foreign exchange rate of Japanese yen to U.S. dollar would change our gross timeshare financing receivables by less than $1 million. A 10 percent change in the foreign exchange rate of Mexican peso to U.S. dollar would change our VAT receivables by approximately $1 million.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hilton Grand Vacations Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hilton Grand Vacations Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Cost of Vacation Ownership Intervals Sales
Description of the Matter

For the year ended December 31, 2020, the Company’s cost of vacations ownership interval (“VOI”) sales was $28 million. As discussed in Note 2 to the consolidated financial statements, the Company accounts for cost of VOI sales using the relative sales value method. Changes in estimates within the relative sales value calculations are accounted for as cost of sales true-ups and are included in cost of VOI sales in the consolidated statements of operations to retrospectively adjust the margin previously recognized subject to those estimates.

Auditing management’s application of the relative sales value method was complex and highly judgmental due to the significant estimation uncertainty in determining the significant assumptions required to apply the method, including future sales prices and sales incentives, timing and volume of VOI sales, provisions for financing receivables losses on financed sales of VOIs and projected future cost and volume of recoveries.

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

Allowance for Financing Receivables
Description of the Matter

At December 31, 2020, the Company’s allowance for financing receivables generated by the financing of VOI sales was $211 million. As discussed in Note 2 to the consolidated financial statements, the Company records an estimate of variable consideration due to uncollectibles as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. The Company uses a technique referred to as static pool analysis as the basis for determining the default rates that are used to estimate variable consideration and allowance for financing receivables. The estimates of the variable consideration are based on default rates that are an output of the Company’s static pool and considers current and future economic and market conditions.

Auditing the Company’s allowance for financing receivables was challenging and required additional audit effort due to the complex nature of the static pool analysis and the high volume of data which is utilized in applying the static pool analysis. The estimate also required judgment in evaluating management’s conclusions regarding which historical default rates most appropriately reflect the current and future market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s allowance for financing receivables process, including controls over management’s review of the static pool analysis and data utilized in the static pool analysis.

To test the estimated allowance for financing receivables, we performed audit procedures that included, among others, assessing the methodology discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We also compared data used in the static pool analysis to historical data from prior periods. We compared current year default rates to prior year default rates. In addition, we recalculated the allowance for financing receivables for certain pools of loans calculated by the static pool analysis. We evaluated management’s analysis in determining the data used to reflect current and future market conditions in estimating the allowance. Given the uniqueness of the static pool analysis to the real estate timeshare industry, we involved real estate subject matter resources on our team.

Impairment of Undeveloped Land and Unallocated Infrastructure Held for Sale
Description of the Matter

As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company recorded a $201 million impairment to undeveloped land and unallocated infrastructure as of December 31, 2020. Long-lived assets classified as held for sale are measured at the lower of carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized during the period. Fair value of a long-lived asset less any costs to sell is measured at each reporting period until the asset is sold or no longer classified as held for sale.

Auditing management’s valuation of undeveloped land and unallocated infrastructure assets held for sale was judgmental and involved subjectivity. In particular, the fair value is sensitive to significant assumptions, such as determining the range of value based on comparable sales for the undeveloped land and the costs for unallocated infrastructure.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s undeveloped land and unallocated infrastructure impairment process, including controls over management’s review of significant assumptions used in the impairment analysis.

To test the Company’s impairment analysis over undeveloped land and unallocated infrastructure assets held for sale, we performed audit procedures that included, among others, assessing the methodologies used by management and testing the underlying data used by management in its analysis. We performed audit procedures over management’s significant assumptions, such as benchmarking the value of the land against comparable land sales and evaluating whether unallocated infrastructure costs were within a market-supported range. We involved our real estate valuation specialists to assist in our audit procedures.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Orlando, Florida

March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hilton Grand Vacations Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hilton Grand Vacations Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Grand Vacations Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Orlando, Florida

March 1, 2021

HILTON GRAND VACATIONS INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$428	$67
Restricted cash	98	85
Accounts receivable, net of allowance for doubtful accounts of $20 and $21	119	174
Timeshare financing receivables, net	974	1,156
Inventory	702	558
Property and equipment, net	501	778
Operating lease right-of-use assets, net	52	60
Investments in unconsolidated affiliates	51	44
Intangible assets, net	81	77
Land and infrastructure held for sale	41	—
Other assets	87	80
TOTAL ASSETS (variable interest entities - $800 and $748)	$3,134	$3,079
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$252	$298
Advanced deposits	117	115
Debt, net	1,159	828
Non-recourse debt, net	766	747
Operating lease liabilities	67	76
Deferred revenues	262	186
Deferred income tax liabilities	137	259
Total liabilities (variable interest entities - $771 and $750)	2,760	2,509
Commitments and contingencies - see Note 23
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 85,205,012 and 85,535,501 issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	192	179
Accumulated retained earnings	181	390
Total equity	374	570
TOTAL LIABILITIES AND EQUITY	$3,134	$3,079

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Sales of VOIs, net	$108	$509	$734
Sales, marketing, brand and other fees	221	573	570
Financing	165	170	158
Resort and club management	166	191	172
Rental and ancillary services	97	227	218
Cost reimbursements	137	168	147
Total revenues	894	1,838	1,999
Expenses
Cost of VOI sales	28	127	210
Sales and marketing	381	719	728
Financing	53	53	49
Resort and club management	36	46	47
Rental and ancillary services	107	147	133
General and administrative	92	118	120
Depreciation and amortization	45	44	33
License fee expense	51	101	98
Impairment expense	209	—	—
Cost reimbursements	137	168	147
Total operating expenses	1,139	1,523	1,565
Interest expense	(43)	(43)	(30)
Equity in earnings from unconsolidated affiliates	5	4	—
Other gain (loss), net	3	(3)	(1)
(Loss) income before income taxes	(280)	273	403
Income tax benefit (expense)	79	(57)	(105)
Net (loss) income	$(201)	$216	$298
(Loss) Earnings per share:
Basic	$(2.36)	$2.43	$3.07
Diluted	$(2.36)	$2.42	$3.05

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net (loss) income	$(201)	$216	$298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	45	44	33
Amortization of deferred financing costs, contract costs and other	18	17	10
Provision for financing receivables losses	75	74	69
Impairment expense	209	—	—
Other (gain) loss, net	(1)	3	1
Share-based compensation	15	22	16
Deferred income tax (benefit) expense	(123)	3	20
Equity in losses (earnings) from unconsolidated affiliates	(5)	(4)	—
Distributions received from unconsolidated affiliates	—	—	2
Net changes in assets and liabilities:
Accounts receivable, net	56	(20)	(41)
Timeshare financing receivables, net	107	(111)	(118)
Inventory	(91)	(4)	16
Purchases and development of real estate for future conversion to inventory	(36)	(168)	(299)
Other assets	(11)	(18)	(36)
Accounts payable, accrued expenses and other	(56)	(17)	(24)
Advanced deposits	2	14	14
Deferred revenues	76	91	(126)
Other	—	1	1
Net cash provided by (used in) operating activities	79	143	(164)
Investing Activities
Capital expenditures for property and equipment	(8)	(37)	(44)
Software capitalization costs	(23)	(24)	(14)
Return of investment from unconsolidated affiliates	—	—	11
Investments in unconsolidated affiliates	(2)	(2)	(10)
Net cash used in investing activities	(33)	(63)	(57)
Financing Activities
Issuance of debt	495	485	530
Issuance of non-recourse debt	495	365	663
Repayment of debt	(165)	(290)	(408)
Repayment of non-recourse debt	(475)	(376)	(485)
Debt issuance costs	(9)	(6)	(12)
Repurchase and retirement of common stock	(10)	(283)	(183)
Payment of withholding taxes on vesting of restricted stock units	(4)	(4)	(4)
Proceeds from employee stock plan purchases	2	3	—
Capital contribution	—	—	3
Proceeds from stock option exercises	1	—	—
Other financing activity	(2)	(2)	—
Net cash provided by (used in) financing activities	328	(108)	104
Net increase (decrease) in cash, cash equivalents and restricted cash	374	(28)	(117)
Cash, cash equivalents and restricted cash, beginning of period	152	180	297
Cash, cash equivalents and restricted cash, end of period	$526	$152	$180
Supplemental Disclosures(1)

(1)	For supplemental disclosures, see Note 24: Supplemental Disclosures of Cash Flow Information.

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in	Accumulated Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2018	94	1	174	441	616
Net income	—	—	—	216	216
Activity related to share-based compensation	—	—	22	—	22
Repurchase and retirement of common stock	(9)	—	(17)	(266)	(283)
Other	—	—	—	(1)	(1)
Balance as of December 31, 2019	85	$1	$179	$390	$570
Net loss	—	—	—	(201)	(201)
Activity related to share-based compensation	—	—	15	—	15
Repurchase and retirement of common stock	(1)	—	(2)	(8)	(10)
Balance as of December 31, 2020	84	$1	$192	$181	$374

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Club”). As of December 31, 2020, we had 62 properties, comprised of 498,524 VOIs, located in the United States (“U.S.”), Japan, the United Kingdom, Italy, Barbados and Mexico. A significant number of our properties and units are concentrated in Florida, Hawaii, Nevada, New York, and South Carolina, with particular concentration of our units in Florida, Hawaii and New York.

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

Impact of the COVID-19 Pandemic

The novel coronavirus (“COVID-19”) pandemic continues to significantly negatively impact the hospitality, travel and leisure industries due to various mandates and orders to close non-essential businesses, impose travel restrictions, require “stay-at-home” and/or self-quarantine, and require similar actions. Such restrictions and directives have resulted in cancellations and significant reductions in travel around the world, as well as the negative global economic conditions. As a result of the reduction in travel, during the first quarter of 2020 we closed substantially all of our resorts and sales centers resulting in a significant reduction to revenue.

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

In October 2020, we completed a workforce reduction plan that impacted approximately 1,500 team members in order to better align our workforce with the Company’s needs in light of the environment, and approximately 1,800 of our team members remain furloughed as of December 31, 2020. For the year ended December 31, 2020, the Company incurred $7 million of expenses in restructuring and related expenses and charges. The majority of these expenses are included within Sales and marketing in our consolidated statements of operations. As of December 31, 2020, $1 million of such restructuring costs were included in Accounts payable, accrued expenses and other in our consolidated balance sheet.

In December 2020, we amended our Credit Agreement to provide a waiver period for certain financial covenants, while at the same time imposing certain temporary restrictions during the waiver period. In December 2020, we amended the Timeshare Facility to update the definition of seller financial covenants to be consistent with the amended Credit Agreement. See Note 15: Debt and Non-recourse debt for additional actions taken with respect to our financial flexibility.

Prior to re-opening our resorts and sales centers, we introduced the HGV Enhanced Care Guidelines, designed to provide owners, guests and team members with the highest level of cleaning protocols and safety standards recommended by the Center for Disease Control and Prevention and cleaning solutions approved by the Environmental Protection Agency in response to the COVID-19 pandemic. Along with providing personal protective equipment to team members, these Enhanced Care Guidelines include low-touch arrivals and departures, frequent and thorough cleaning, reduction of paper items, reduced capacity for our pool decks and fitness centers, and new technologies. While operations were suspended, essential resort personnel worked diligently maintaining the resorts for a safe reopening. Annual deep cleanings, typically scheduled during slower seasons, were moved up and completed, allowing the resorts to be in top shape when owners and guests arrive.

Beginning in May 2020, various states and counties started to allow gradual relaxation of restrictions on activities and a resumption of businesses. In response, we began a phased reopening of resorts and resumption of our business activities during the second quarter of 2020, but under new operating guidelines and with safety measures. As of December 31, 2020, we have approximately 85 percent of our resorts and sales centers open and currently operating however, many of our resorts and sales centers are operating in markets with significant capacity constraints and various safety measures. In addition, ongoing strict travel and other restrictions in regions and locations where we have a significant number of resorts and concentration of units, particularly, Hawaii and New York, are significantly impacting consumer demand for our resorts in those areas.

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

Summary of Significant Accounting Policies

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (commonly referred to as Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”). We adopted ASC 606 using the modified retrospective method in which the cumulative effect of applying the new standard has been recognized at the date of initial application with an adjustment to our opening balance of retained earnings. This approach applies to all contracts as of January 1, 2018. The new standard, as amended, replaces all current U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The reported results as of and for the years ended December 31, 2020, 2019 and 2018 reflect the application of ASC 606.

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

•

Sales of VOIs, net — Customers who purchase vacation ownership products, whether paid in cash or financed, enter into multiple contracts, which we combine and account for as a single contract. Revenue from VOI sales is recognized at the point in time when control of the VOI is transferred to the customer which is when the customer has executed a binding sales contract, collectability is reasonably assured, the purchaser’s period to cancel for a refund has expired and the customer has the right to use the VOI. Revenue from sales of VOIs under construction is deferred until the point in time when construction activities are deemed to be completed, occupancy of the development is permissible, and the above criteria has been met. For financed sales, we estimate the variable consideration to be received under such contracts and recognize revenue net of amounts deemed uncollectible as the VOI is returned to inventory upon customer default. Variable consideration which has not been included within the transaction price is presented as a reserve on the financing receivable.  See Note 6: Timeshare Financing Receivables for more information regarding our estimate of variable consideration.

We award Club Bonus Points (“Bonus Points”) to our customers. These points are valid for a maximum of two years and may be used toward reservations at Club resorts, hotel reservations within Hilton’s system and VOI interval exchanges with other third-party vacation ownership exchanges. At the time of the VOI sale, we estimate the fair value of the incentives to be redeemed, including an adjustment for estimated breakage, to determine the standalone selling price of the first day incentive (“FDI”). We defer a portion of the total transaction price for the combined VOI contract as a liability for the FDI and recognize the corresponding revenue at the point in time when the customer receives the benefits of the FDI, which is upon the customer’s redemption of the Bonus Points. At that time, we also determine whether we are principal or agent for the redeemed good or service and recognize revenue on a gross or net basis accordingly.

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

•

Cost reimbursements — As part of our management agreements with HOAs and fee-for-service developers, we receive cost reimbursements for performing the day to day management services, including direct and indirect costs that HOAs and developers reimburse to us. These costs primarily consist of insurance, payroll and payroll related costs for management of the HOAs and other services we provide where we are the employer and insurance. Cost reimbursements are based upon actual expenses with no added margin, and are billed to the HOA on a monthly basis. We recognize cost reimbursements when we incur the related reimbursable costs as the HOA receives and consumes the benefits of the management services.

We capitalize all incremental costs incurred to obtain a contract when such costs would not have been incurred if the contract had not been obtained. We elect to expense costs incurred to obtain a contract when the deferral period would be one year or less. Commissions for VOI sales for resorts under construction are expensed when the associated VOI revenue is recognized which is upon completion of the resort. These commissions are classified as Sales and marketing expense in our consolidated statements of operations.

As of December 31, 2020, the ending asset balance for costs to obtain a contract was $26 million relating to deferred commission costs for certain vacation package sales and VOI sales of resorts under construction. For the year ended December 31, 2020, we recognized $2 million of expense relating to certain vacation packages.

Other than the United States, there were no countries that individually represented more than 10 percent of total revenues for the years ended December 31, 2020, 2019 and 2018.

We earn commission and other fees related to fee-for-service agreements to sell VOIs.  For the years ended December 31, 2020, 2019 and 2018, we did not earn more than 10 percent of our total revenue from one customer.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consists of trade receivables and is reported as the customers’ outstanding balances, less any allowance for credit losses. The expected credit losses are measured using an expected-loss model that reflects the risk of loss and considers the losses expected over the outstanding period of the receivable.

Cloud Computing Arrangements

We capitalize certain costs associated with cloud computing arrangements (“CCAs”). These costs are included in Other assets in our consolidated balance sheets and are expensed in the same line as the hosting arrangement in our consolidated statements of operations using the straight-line method over the assets’ estimated useful lives, which is generally three to five years. We review the CCAs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the fair value in our consolidated statements of operations.

Derivative Instruments

We use derivative instruments as part of our overall strategy to manage our exposure to market risks primarily associated with fluctuations in interest rates and do not use derivatives for trading or speculative purposes. We record the derivative instrument at fair value either as an asset or liability. We assess the effectiveness of our hedging instruments quarterly and record changes in fair value in accumulated other comprehensive income (“AOCI”) for the effective portion of the hedge and record the ineffectiveness of a hedge immediately in earnings in our consolidated statement of operations.  We release the derivative’s gain or loss from AOCI to match the timing of the underlying hedged items’ effect on earnings.

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

Property and Equipment

Property and equipment includes land, buildings and leasehold improvement and furniture and equipment at our corporate offices, sales centers and management offices which are recorded at cost. Additionally, certain property and equipment is held for future conversion into inventory. Construction in progress primarily relates to development activities. Costs that are capitalized related to development activities are classified as property and equipment until they are registered for sale. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. Other than the United States, there were no countries that individually represented over 10 percent of total property and equipment, net as of December 31, 2020 and 2019.

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

We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset’s carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset, we calculate the asset’s fair value. The impairment loss recognized is equal to the amount that the net book value is in excess of fair value. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset using discount and capitalization rates deemed reasonable for the type of asset, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.

If sufficient information exists to reasonably estimate the fair value of a conditional asset retirement obligation, including environmental remediation liabilities, we recognize the fair value of the obligation when the obligation is incurred.

Assets Held for Sale

We classify long-lived assets to be sold as held for sale in the period (i) we have approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We initially measure a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, we stop recording depreciation expense on the asset. We assess the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale. The methodology utilized to determine fair value at the time of classification as held for sale is dependent on the type of long-lived asset reclassified. All methodologies utilized to determine fair value involve judgment.

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

We review all finite life intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of the carrying value over the fair value in our consolidated statements of operations.

Deferred Financing Costs

Deferred financing costs, including legal fees and upfront lenders fees, related to the Company’s debt and non-recourse debt are deferred and amortized over the life of the respective debt using the effective interest method. These capitalized costs are included in Other assets or Debt, net in our consolidated balance sheets (see Note 15:  Debt & Non-recourse debt for additional information. The amortization of deferred financing costs is included in interest expense in our consolidated statements of operations.

Costs Incurred to Sell VOIs and Vacation Packages

We expense indirect sales and marketing costs we incur to sell VOIs and vacation packages when incurred. Deferred selling expenses, which are direct selling costs related either to a contract for which revenue has not yet been recognized, were $29 million and $19 million as of December 31, 2020 and 2019, respectively, and were included in Other assets on our consolidated balance sheets.

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

Currency Translation and Remeasurement

The United States dollar (“USD”) is our reporting currency and is the functional currency of the majority of our operations. For operations whose functional currency is not the USD, assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses are reflected within Total Equity in our consolidated balance sheets.  Related income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to other transactions denominated in a currency other than an entity’s functional currency or intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized as gain or loss on foreign currency transactions included in Other loss, net in our consolidated statements of operations.

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

We recognize the cost of services received in share-based payment transactions with employees as services are received and recognize a corresponding change in Total Equity in our consolidated balance sheets. The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Compensation expense is recognized ratably over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award. We recognize forfeitures of awards as they occur.

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

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. When there is a year-to-date loss, potential common shares should not be included in the computation of diluted EPS; hence, diluted EPS would equal basic EPS in a period of loss.

Defined Contribution Plan

We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense for our participating employees totaling $5 million and $13 million for the year ended December 31, 2020 and 2019, respectively.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net income or stockholders’ equity.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

On January 1, 2020, we adopted Accounting Standards Update (ASU) No. 2016-13, (“ASU 2016-13”), Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), using the modified retrospective approach. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis are measured using an expected-loss model, replacing the current incurred-loss model, and recorded through an allowance for credit losses. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements and related disclosures and no cumulative adjustment was recorded primarily as our timeshare financing receivables are recorded net of an allowance that is calculated in accordance with ASC 606, Revenue from Contracts with Customers.

On January 1, 2020, we adopted ASU 2018-15 (“ASU 2018-15”), Customer’s Accounting Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. This ASU has been adopted using the retrospective approach. Accordingly, previously reported financial information has been restated to reflect the application of the new standard to the comparative periods presented. The adoption of ASU 2018-15 did not have a material impact on our consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the effect of this ASU but we do not expect it to have a material impact on our consolidated financial statements.

Note 3: Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables show our disaggregated revenues by segment from contracts with customers. We operate our business in the following two segments: (i) Real estate sales and financing and (ii) Resort operations and club management. Please refer to Note 22: Business Segments below for more details related to our segments.

	Year Ended December 31,
($ in millions)	2020	2019	2018
Real Estate and Financing Segment
Sales of VOIs, net	$108	$509	$734
Sales, marketing, brand and other fees	221	573	570
Interest income	141	147	140
Other financing revenue	24	23	18
Real estate and financing segment revenues	$494	$1,252	$1,462

	Year Ended December 31,
($ in millions)	2020	2019	2018
Resort Operations and Club Management Segment
Club management	$96	$125	$112
Resort management	70	66	60
Rental(1)	91	201	191
Ancillary services	7	26	27
Resort operations and club management segment revenues	$264	$418	$390

(1)	Excludes intersegment eliminations. See Note 22: Business Segments for additional information.

Contract Balances

The following table provides information on our accounts receivable with customers which are included in Accounts Receivable, net on our consolidated balance sheets:

	December 31,
($ in millions)	2020	2019
Receivables	$64	$129

The following table presents changes in our contract liabilities for the year ended December 31, 2020.

	December 31
($ in millions)	2020	2019
Contract liabilities:
Advanced deposits	$117	$115
Deferred Sales of VOIs of projects under construction	169	84
Club activation fees, annual dues and other	77	86
Club Bonus Point incentive liability(1)	48	59

(1)

Amounts related to the Club Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our consolidated balance sheets. This liability is comprised of revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned for the year ended December 31, 2020 that was included in the contract liabilities balance at December 31, 2019 was approximately $81 million. Revenue earned for the year ended December 31, 2019 that was included in the contract liabilities balance at December 31, 2018 was approximately $121 million.

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

Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. There were no contract assets as of December 31, 2020.

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

The following table represents the deferred revenue, cost of VOI sales and direct selling costs from sales of VOIs related to projects under construction as of December 31, 2020.

	December 31,	December 31,
($ in millions)	2020	2019
Sales of VOIs, net	$169	$84
Cost of VOI sales(1)	50	27
Sales and marketing expense	25	12

(1)	Includes anticipated Cost of VOI sales related to inventory associated with Sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete.

We expect to recognize the revenue, costs of VOI sales and direct selling costs upon completion of the projects in 2021.

The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Club Bonus Points as of December 31, 2020:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$117	18 months	Upon customer stays
Club activation fees	65	7 years	Straight-line basis over average inventory holding period
Club Bonus Points	48	24 months	Upon redemption

Note 4: Restricted Cash

Restricted cash was as follows:

	December 31,	December 31,
($ in millions)	2020	2019
Escrow deposits on VOI sales	$69	$59
Reserves related to non-recourse debt	29	26
	$98	$85

Note 5: Accounts Receivable

The following table represents our accounts receivable, net of allowance for credit losses. Following the adoption of ASC 326 on January 1, 2020, accounts receivable within the scope of ASC 326 are measured at amortized cost.

($ in millions)	December 31, 2020
Fee-for-service commissions(1)	$22
Real estate and financing	11
Resort and club operations	23
Tax receivables	54
Other receivables(2)	9
Total	$119

(1)	Net of allowance.
(2)	Primarily includes individually insignificant accounts receivable recognized in the ordinary course of business, the allowances for which are individually insignificant.

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

The changes in our allowance for fee-for-service commissions were as follows:

($ in millions)	December 31, 2020
Balance as of December 31, 2019	$19
Current period provision for expected credit losses	7
Write-offs charged against the allowance	(8)
Balance as of December 31, 2020	$18

Note 6: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	December 31, 2020
($ in millions)	Securitized	Unsecuritized(1)	Total
Timeshare financing receivables	$805	$380	$1,185
Less: allowance for financing receivables losses	(63)	(148)	(211)
	$742	$232	$974

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

As of December 31, 2020, we had timeshare financing receivables with a carrying value of $17 million securing the Timeshare Facility in anticipation of future financing activities. As of December 31, 2019, we had no timeshare receivables pledged to the Timeshare Facility. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. In March 2020, we recorded an incremental $23 million revenue reduction related to the changes in estimates primarily driven by economic factors surrounding the COVID-19 pandemic. During the year ended December 31, 2020, we recorded an adjustment to our estimate of variable consideration of $75 million, which includes a $12 million remaining balance of the original $23 million in revenue reduction related to economic factors.

In June 2020, we completed a securitization of $300 million of gross timeshare financing receivables, which included a $15 million cash deposit that was subsequently released during the third quarter of 2020 upon pledging of qualified collateral, and issued approximately $186 million of 2.74 percent notes, $66 million of 4.22 percent notes and $48 million of 6.42 percent notes, which have a stated maturity date of February 25, 2039. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing; therefore, the proceeds from the transaction are presented as non-recourse debt (collectively, the “Securitized Debt”). The proceeds were primarily used to pay down the remaining borrowings on our Timeshare Facility and general corporate operating expenses. See Note 15: Debt and Non-recourse Debt for additional information.

Our timeshare financing receivables as of December 31, 2020 mature as follows:

($ in millions)	Securitized	Unsecuritized	Total
Year
2021	$98	$34	$132
2022	101	35	136
2023	104	37	141
2024	107	38	145
2025	105	40	145
Thereafter	290	196	486
	805	380	1,185
Less: allowance for financing receivables losses	(63)	(148)	(211)
	$742	$232	$974

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

We recognize interest income on our timeshare financing receivables as earned. As of December 31, 2020 and 2019, we had interest receivable outstanding of $7 million and $9 million, respectively, included in our consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. As of December 31, 2020, our timeshare financing receivables had interest rates ranging from 1.5 percent to 20.5 percent, a weighted-average interest rate of 12.6 percent, a weighted average remaining term of 7.5 and maturities through 2035.

Our gross timeshare financing receivables balances by average FICO score were as follows:

	December 31,
($ in millions)	2020	2019
FICO score
700+	$711	$818
600-699	266	292
<600	36	39
No score(1)	172	191
	$1,185	$1,340

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our gross timeshare financing receivables by the origination year and average FICO score as of December 31, 2020:

($ in millions)	2020	2019	2018	2017	2016	Prior	Total
FICO score
700+	$128	$214	$142	$95	$60	$72	$711
600-699	46	78	52	34	22	34	266
<600	7	11	6	4	3	5	36
No score(1)	33	50	33	17	12	27	172
	$214	$353	$233	$150	$97	$138	$1,185

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

As of December 31, 2020 and 2019, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $117 million and $74 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	December 31, 2020
($ in millions)	Securitized	Unsecuritized	Total
Current	$783	$265	$1,048
31 - 90 days past due	11	9	20
91 - 120 days past due	5	3	8
121 days and greater past due	6	103	109
	$805	$380	$1,185

	December 31, 2019
($ in millions)	Securitized	Unsecuritized	Total
Current	$743	$502	$1,245
31 - 90 days past due	9	12	21
91 - 120 days past due	3	4	7
121 days and greater past due	3	64	67
	$758	$582	$1,340

The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Securitized	Unsecuritized	Total
December 31, 2017	$27	$114	$141
Write-offs	—	(38)	(38)
Securitizations	28	(28)	—
Provision for financing receivables losses(1)	(12)	81	69
December 31, 2018	43	129	172
Write-offs	—	(62)	(62)
Securitizations	27	(27)	—
Provision for financing receivables losses(1)	(16)	90	74
December 31, 2019	54	130	184
Write-offs	—	(48)	(48)
Securitizations	30	(30)	—
Provision for financing receivables losses(1)	(21)	96	75
December 31, 2020	$63	$148	$211

(1)	Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

Note 7: Inventory

Our Inventory was comprised of the following:

	December 31,
($ in millions)	2020	2019
Completed unsold VOIs	$515	$241
Construction in process	186	59
Land, infrastructure and other	1	258
	$702	$558

Land, infrastructure and other decreased by $257 million as of December 31, 2020 compared to the same period in 2019, due to a change in HGV’s strategy for certain parcels of undeveloped land and unallocated infrastructure. In the fourth quarter of 2020, we performed a review over certain of our long-lived assets. These assets include undeveloped parcels of land and certain unallocated infrastructure costs related to future phases of existing resorts. During the review, we concluded that based on our current inventory pipeline, we will have sufficient inventory in Hawaii, Orlando and Las Vegas to support future business operations without the need to utilize the undeveloped land and unallocated infrastructure. As a result, we committed to a plan to monetize and dispose of these assets via a sale, which was approved by the Board of Directors on December 22, 2020. Certain identified undeveloped land and unallocated infrastructure assets in Orlando are not currently part of the planned sale and are therefore held in Property and equipment as of December 31, 2020. The remaining identified assets are included in Land and infrastructure held for sale as of December 31, 2020. We plan to execute the sales of these assets within one year.

As a result of the plan to dispose of these assets via sale, we recorded a non-cash impairment charge of $209 million in the fourth quarter of 2020 related to the identified assets. The non-cash impairment charge was comprised of a $201 million charge related to Land and infrastructure held for sale and an $8 million charge related to Property and equipment, respectively. Refer to Note 8: Property and equipment for further detail on the held-for-use impairment charge.

During the year ended December 31, 2020, we recorded non-cash operating activity transfers from Property and equipment to Inventory which increased completed unsold VOIs. We also recorded a non-cash operating activity transfer from Inventory to Land and infrastructure held for sale and from Inventory to Property and equipment in connection with the impairment charges discussed above, which decreased Land, infrastructure and other. See Note 24: Supplemental Disclosure of Cash Flow Information for additional information.

Shown below are (i) costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and (ii) expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	December 31,
($ in millions)	2020	2019	2018
Cost of sales true-ups(1)	$6	$14	$10
Cost of VOI sales related to fee-for-service upgrades	9	31	34

(1)	Cost of sales true ups reduced costs of VOI sales and increased inventory in all periods presented.

Note 8: Property and Equipment

Property and equipment were as follows:

	December 31,
($ in millions)	2020	2019
Land	$109	$154
Buildings and leasehold improvements	250	286
Furniture and equipment	65	65
Construction in progress	208	383
	632	888
Accumulated depreciation	(131)	(110)
	$501	$778

During the year ended December 31, 2020, we recorded non-cash operating activity transfers of $301 million related to the registrations for timeshare units under construction from Property and equipment to Inventory. We also recorded a non-cash operating activity transfer from Inventory to Property and equipment for $16 million related to certain undeveloped land and unallocated infrastructure in Orlando which no longer have a plan for timeshare development. Refer to Note 7: Inventory for further details regarding the strategic change related to assets transferred from inventory. Non-cash transfers are reflected in our consolidated statements of cash flows. See Note 24: Supplemental Disclosure of Cash Flow Information for additional information.

As a result of our long-lived asset impairment analysis, we identified the unallocated land and undeveloped infrastructure mentioned above had indicators of impairment. The analysis resulted in an impairment charge of $8 million related to the undeveloped land and unallocated infrastructure assets previously transferred from Inventory to write-down the assets to their estimated fair value. The remaining estimated fair value is included within Land and Building and leasehold improvements within the table above.

Depreciation expense on property and equipment was $30 million, $35 million, and $23 million for the years ended December 31, 2020, 2019 and 2018 respectively.

Note 9: Consolidated Variable Interest Entities

As of December 31, 2020 and 2019, we consolidated 4 variable interest entities (“VIEs”) that issued Securitized Debt, secured by pledged assets primarily consisting of a pool of timeshare financing receivables, which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of the VIEs are available to settle the obligations of the respective entities.

Our consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	December 31,
($ in millions)	2020	2019
Restricted cash	$28	$26
Timeshare financing receivables, net	742	704
Non-recourse debt(1)	766	747

(1)	Net of deferred financing costs.

During the years ended December 31, 2020, 2019 and 2018, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 10: Investments in Unconsolidated Affiliates

As of December 31, 2020, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holdings LLC, respectively, that are deemed as VIEs. We do not consolidate BRE Ace LLC and 1776 Holdings LLC because we are not the primary beneficiary. Our investment interests in and equity earned from both VIEs are included in the consolidated balance sheets as Investments in unconsolidated affiliates and in the consolidated statements of operations as Equity in earnings from unconsolidated affiliates, respectively.

We held investments in our two unconsolidated affiliates with aggregated debt balances of $454 million and $479 million as of December 31, 2020 and 2019, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $51 million and $44 million as of December 31, 2020 and December 31, 2019, respectively and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 21: Related Party Transactions for additional information.

Note 11: Intangible Assets

Intangible assets and related amortization expense were as follows:

	December 31, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$89	$(51)	$38
Capitalized software	94	$(51)	43
	$183	$(102)	$81

	December 31, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$88	$(46)	$42
Capitalized software	73	(38)	35
	$161	$(84)	$77

Amortization expense on intangible assets was $15 million, $9 million, and $10 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the weighted average amortization period on management agreements was 12 years and capitalized software was 2.5 years.

As of December 31, 2020, we estimated our future amortization expense for our amortizing intangible assets to be as follows:

($ in millions)	Future Amortization Expense
Year
2021	$23
2022	19
2023	12
2024	3
2025	3
Thereafter	21
$81

Note 12: Other Assets

Other assets were as follows:

	December 31,
($ in millions)	2020	2019
Inventory deposits	$7	$7
Deferred selling, marketing, general and administrative expenses	25	12
Prepaid expenses	12	13
Cloud computing arrangements	10	12
Other	33	36
	$87	$80

For non-cash transfers see Note 24: Supplemental Disclosure of Cash Flow Information for additional information.

Note 13: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
($ in millions)	2020	2019
Accrued employee compensation and benefits	$75	$77
Accounts payable	20	24
Bonus point incentive liability	48	59
Due to Hilton	12	19
Income taxes payable	2	8
Other accrued expenses	95	111
	$252	$298

Note 14: Deferred Revenues

Deferred revenues were as follows:

	December 31,
($ in millions)	2020	2019
Deferred VOI sales	$184	$100
Club activation fees	65	71
Other	13	15
	$262	$186

Deferred VOI sales include the deferred revenues associated with: the sales associated with incomplete phases or buildings; the sales of unacquired inventory; and deferred sales associated with our long-term lease product with a reversionary interest. We deferred $169 million and $84 million of revenues associated with Sales of VOIs under construction as of December 31, 2020 and 2019, respectively. Club activation fees are paid at closing of a VOI purchase, which grants access to our points-based Club. The revenue from these fees are deferred and amortized on a straight-line basis over the average inventory holding period. Deferred revenues do not include prepaid vacation packages or other prepayments for future stays at our resorts, which are included in Advanced deposits in our consolidated balance sheets.

Note 15: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	December 31
($ in millions)	2020	2019
Debt(1)
Senior secured credit facilities:
Term loans with an average rate of 2.25%, due 2023	$177	$187
Revolver with an average rate of 2.25%, due 2023	660	320
Senior notes with a rate of 6.125%, due 2024	300	300
Other debt	27	27
	1,164	834
Less: unamortized deferred financing costs and discount(2)(3)	(5)	(6)
	$1,159	$828

(1)	As of December 31, 2020 and 2019, weighted-average interest rates were 3.357 percent and 4.571 percent, respectively.
(2)

Amount includes deferred financing costs related to our term loan and senior notes of $1 million and $4 million, respectively as of December 31, 2020 and $1 million and $5 million, respectively as of December 31, 2019.

(3)

Amount does not include deferred financing costs of $4 and $5 million as of December 31, 2020 and 2019, respectively, relating to our revolving facility included in Other Assets in our consolidated balance sheets.

Senior Secured Credit Facilities

         In May 2020, we amended our Credit Agreement which amended certain terms of the Senior Secured Credit Facilities to provide flexibility with respect to satisfying certain negative and financial covenants and ratios as may be needed due to the ongoing and uncertain future impact of the COVID-19 pandemic on our business and operations. The borrowing capacity under the Credit Agreement remained the same. In connection with the Amendment we incurred $1 million in debt issuance costs. In December 2020, we amended our Credit Agreement which provided a waiver period for certain financial covenants for the first three quarters of 2021. In connection with the Amendment we incurred $1 million in debt issuance costs.

In addition, we are required to pay a commitment fee to the lenders under the Revolving Facility with respect to the unutilized commitments thereunder. The commitment fee will be determined based on a first lien net leverage ratio and will range from 0.30% to 0.50% per annum. We are also required to pay customary letters of credit fees.  As of December 31, 2020 and 2019, we had $1 million of outstanding letters of credit under the revolving facility.

During the year ended December 31, 2020, we borrowed $495 million and repaid $165 million, including recurring payments, under the senior secured credit facilities with an interest rate based on one-month LIBOR plus 2.00 percent, subject to a 0.25 percent floor.

We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. As of December 31, 2020, we had approximately $177 million of our Term Loan subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on our Term Loan to an average fixed annual rate of 0.53 percent per annum through November 2023. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded as a liability in Accounts payable, accrued expenses and other in our consolidated balance sheets as of December 31, 2020. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. For the year ended December 31, 2020, we recorded less than $1 million in accumulated other comprehensive loss related to the hedge.

The obligations under the senior secured credit facility are unconditionally and irrevocably guaranteed by us and certain of our subsidiaries. We are in compliance with all applicable financial covenants as of December 31, 2020.

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

The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of December 31, 2020.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	December 31
($ in millions)	2020	2019
Non-recourse debt(1)
Securitized Debt with an average rate of 1.810%, due 2026	$—	$46
Securitized Debt with an average rate of 2.711%, due 2028	106	149
Securitized Debt with an average rate of 3.602%, due 2032	202	275
Securitized Debt with an average rate of 2.421%, due 2033	216	285
Securitized Debt with an average rate of 3.658%, due 2039	251	—
	775	755
Less: unamortized deferred financing costs(2)	(9)	(8)
	$766	$747

(1)	As of December 31, 2020 and 2019, weighted-average interest rates were 3.173 percent and 2.876 percent, respectively.
(2)

Amount relates to Securitized Debt only and does not include deferred financing costs of $3 million as of December 31, 2020 and 2019, respectively, relating to our Timeshare Facility included in Other Assets in our consolidated balance sheets.

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

The Timeshare Facility is a non-recourse obligation with a borrowing capacity of $450 million and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of December 31, 2020 and 2019, we had $450 million remaining borrowing capacity under our Timeshare Facility. During the second quarter of 2020, we amended the Timeshare Facility, temporarily changing certain covenant requirements pricing and advance rates to be consistent with the amended Credit Agreement. During the third quarter of 2020, we amended the Timeshare Facility to extend the maturity date from April 2022 to August 2023. Additionally, the amendment reduces the maximum advance rate, replaces LIBOR with a successor benchmark interest rate, increases the excess spread percentage level that will trigger interest hedging obligations, and increases certain used and unused fees. In connection with the Amendment we incurred $2 million in debt issuance costs. In December 2020, we amended the Timeshare Facility to update the definition of seller financial covenants to be consistent with the amended Credit Agreement.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $29 million and $26 million as of December 31, 2020 and 2019, respectively, and were included in Restricted cash in our consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of December 31, 2020 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2021	$12	$283	$295
2022	11	132	143
2023	818	129	947
2024	300	66	366
2025	—	108	108
Thereafter	23	57	80
	$1,164	$775	$1,939

Note 16: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	December 31, 2020
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$974	$—	$1,248
Liabilities:
Debt(2)	1,159	315	871
Non-recourse debt(2)	766	—	732

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

	December 31, 2019
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables(1)	$1,156	$—	$1,446
Liabilities:
Debt(2)	828	326	544
Non-recourse debt(2)	747	—	749

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

Non-recurring fair value measurements

As of December 31, 2020, our assets that were measured at fair value on a non-recurring basis as of this date include land, estimated fair value $47 million, and infrastructure, estimated fair value $5 million, held for sale and property and equipment held for use. These assets are measured at fair value as a result of their classification as held for sale and our overall property and equipment impairment analysis. Refer to Note 2: Basis of Presentation and Significant Accounting Policies for further detail on the held for sale classification and measurement as well as the property and equipment impairment analysis and measurement. We utilized the market approach for the land and cost approach for infrastructure to determine their respective fair values. The fair value calculations involve judgement and are sensitive to key assumptions utilized, including comparative sales for land (level 2) and replacement costs for infrastructure (level 3). For the year ended December 31, 2020, we recorded an impairment charge of $209 million related to the land and infrastructure, which represents the excess of the carrying value over the estimated fair value. This charge is reflected on our consolidated statements of operations and the remaining carrying value of the assets is reflected in Land and infrastructure held for sale and Property and equipment on our consolidated balance sheets. See Note 7: Inventory and Note 8: Property and equipment for more information.

Note 17: Leases

We lease sales centers, office space and equipment under operating leases. Our leases expire at various dates from 2021 through 2030, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent expense associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Rent expense for all operating leases for the year ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
($ in millions)	2020(1)	2019(1)	2018
Minimum rentals	$19	$19	$21
Contingent rentals	1	2	3
	$20	$21	$24

(1)	These amounts include $3 million and $5 million of short term and variable rent for the years ended December 31, 2020 and 2019, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Twelve Months Ended December 31,
($ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$18	$16
Right-of-use assets obtained in exchange for new lease liabilities:
Operating Leases	5	10

Supplemental balance sheet information related to operating leases was as follows:

	December 31,	December 31,
	2020	2019
Weighted-average remaining lease term of operating leases (in years)	5.4	6.1
Weighted-average discount rate of operating leases	4.95%	5.34%

The future minimum rent payments under non-cancelable operating leases, due in each of the next five years and thereafter as of December 31, 2020, were as follows:

($ in millions)	Operating Leases
Year
2021	$18
2022	13
2023	12
2024	11
2025	11
Thereafter	11
Total future minimum lease payments	$76
Less: imputed interest	(9)
Present value of lease liabilities	$67

Note 18: Income Taxes

Our effective tax rate was 28% and 21% for the years ended December 31, 2020 and December 31, 2019, respectively. The increase in our effective tax rate is primarily due to the impact of our 2020 loss before taxes compared to our 2019 income before taxes. The calculation of our effective tax rates for both 2020 and 2019 includes reconciling items that provide an overall beneficial impact to the statutory worldwide income tax rates. Our 2020 effective tax rate was higher than the statutory worldwide tax rate primarily due to U.S. federal income tax benefits attributable to Foreign Derived Intangible Income (“FDII”) deductions, and state income tax benefits attributable to 2020 credit incentives and prior year favorable provision to return adjustments. The Tax Cuts and Jobs Act (“TCJ Act”) established a deduction for FDII. On July 9, 2020, the U.S. Treasury Department issued final tax regulations related to FDII effective on a retroactive bases to the year ended December 31, 2018, which clarified that certain items of our income qualified for FDII treatment. Our 2019 effective tax rate was lower than the statutory worldwide tax rate primarily due to the tax benefit derived from the IRS approval of a tax accounting method change effective for a pre-TCJ Act year related to the allocation of inventory costs.

We believe the income tax provisions of the relief provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020 and the Consolidated Appropriations Act, 2021 enacted on December 27, 2020 and have no effect on our income tax rate for year ended December 31, 2020. We will continue to evaluate the income tax provisions of both Acts and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have income tax implications.

Our net deferred tax liability decreased by $124 million as of December 31, 2020, as compared to the same period in 2019, primarily due to the IRS approval of a tax accounting method change effective for our 2020 taxable year related to certain timeshare upgrade transactions and the impairment of certain long-lived assets during the fourth quarter of 2020.

Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of our (loss) income before taxes were as follows:

	Year Ended December 31,
($ in millions)	2020	2019	2018
U.S. (loss) income before tax	$(287)	$234	$380
Foreign income before tax	7	39	23
Total (loss) income before taxes	$(280)	$273	$403

The components of our provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Current:
Federal	$36	$37	$62
State	5	9	15
Foreign	3	8	8
Total current	44	54	85
Deferred:
Federal	(98)	3	17
State	(23)	1	4
Foreign	(2)	(1)	(1)
Total deferred	(123)	3	20
Total provision for income taxes	$(79)	$57	$105

Reconciliations of our tax provision at the U.S. statutory rate to the provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Statutory U.S. federal income tax provision	$(59)	$57	$85
State and local income taxes, net of U.S. federal tax benefit	(17)	11	19
Impact of foreign operations	(5)	1	2
Interest on installment sales, net of U.S. federal tax benefit	1	4	3
Effects of the TCJ Act	—	—	(4)
Tax accounting method change	—	(18)	—
Other	1	2	—
Provision for income taxes	$(79)	$57	$105

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items.

The compositions of net deferred tax balances were as follows:

	December 31,
($ in millions)	2020	2019
Deferred income tax assets	$4	$2
Deferred income tax liabilities	(137)	(259)
Net deferred taxes	$(133)	$(257)

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were as follows:

	December 31,
($ in millions)	2020	2019
Deferred tax assets:
Compensation	$16	$12
Domestic tax loss and credit carryforwards	5	4
Foreign tax loss carryforwards	2	1
Other reserves	89	86
	112	103
Valuation allowance	(4)	(4)
Deferred tax assets	108	99
Deferred tax liabilities:
Property and equipment	(70)	(87)
Amortizable intangible assets	(7)	(9)
Deferred income	(164)	(259)
Other liabilities	—	(1)
Deferred tax liabilities	(241)	(356)
Net deferred taxes	$(133)	$(257)

Tax loss and credit carryforwards as of December 31, 2020 have expiration dates ranging between 9 years and no expiration in certain instances.  The amount of foreign tax loss carryforwards as of December 31, 2020 and December 31, 2019 was $6 million and $2 million, respectively.  The amount of state tax loss carryforwards as of December 31, 2020 and December 31, 2019 was $8 million. The amount of federal tax credit carryforwards as of December 31, 2020 and December 31, 2019 was $4 million and $3 million, respectively. The amount of state tax credit carryforwards as of December 31, 2020 was $2 million. There were no state tax credit carryforwards as of December 31, 2019.

The total valuation allowance did not change during the year and remained at $4 million as of December 31, 2020. The valuation allowance has been established for financial reporting purposes to offset certain federal and state deferred tax assets due to uncertainty regarding our ability to realize them in the future.

Note 19: Share-Based Compensation

Stock Plan

We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units (“Performance RSUs”) and nonqualified stock options (“Options”) to certain employees and directors. We recognized share-based compensation expense of $15 million, $22 million and $16 million during the years ended December 31, 2020, 2019 and 2018, respectively. The total tax benefit recognized related to this compensation was $4 million for the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, unrecognized compensation costs for unvested awards were approximately $14 million, which is expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2020, there were 5,234,270 shares of common stock available for future issuance under this plan.

Service RSUs

The following table provides information about our RSU grants for the last three fiscal years:

	Year Ended December 31,
	2020	2019	2018
Number of shares granted	672,123	500,925	378,069
Weighted average grant date fair value per share	$25.14	$33.07	$42.63
Fair value of shares vested (in millions)	$10	$10	$13

The following table summarizes the activity of our RSUs during the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	825,591	$34.46
Granted	672,123	25.14
Vested	(442,666)	33.39
Forfeited	(81,063)	29.94
Outstanding, end of period	973,985	28.89

Options

The following table provides information about our option grants for the last three fiscal years:

	Year Ended December 31,
	2020	2019	2018
Number of options granted	566,401	544,209	312,141
Weighted average exercise price per share	$25.80	$33.32	$46.48
Weighted average grant date fair value per share	$9.14	$12.29	$14.78

The grant date fair value of each of these options was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected volatility(1)	35.4%	33.1%	26.6%
Dividend yield(2)	—%	—%	—%
Risk-free rate(3)	1.0%	2.6%	2.7%
Expected term (in years)(4)	6.0	6.0	6.0

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

As of December 31, 2020, we had 1,066,190 Options outstanding that were exercisable. The following table summarizes the activity of our options during the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	1,541,082	$31.67
Granted	566,401	25.80
Exercised	(34,010)	22.87
Forfeited, canceled or expired	(59,534)	32.31
Outstanding, end of period	2,013,939	30.15
Exercisable, end of period	1,066,190	30.19

Performance Shares

During the year ended December 31, 2020, we issued 168,529 Performance RSUs with a grant date fair value of $25.69. The Performance RSUs are settled at the end of a three-year performance period, with 70 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 30 percent of the Performance RSUs are subject to the achievement of certain contract sales targets. In March 2020, we determined that the performance conditions for the 2018, 2019, and 2020 Performance RSU awards were improbable of achievement due to the significantly negative impact of the COVID-19 pandemic on the global economy, demand for travel and leisure, and our business. As a result, we reversed $8 million of previously recognized share-based compensation expense related to our 2018 and 2019 Performance RSUs and ceased accruing expense related to Performance RSUs granted in 2018, 2019, and 2020, during the three months ended March 31, 2020.

In December 2020, the Compensation Committee approved an amendment to the Performance RSUs Agreement relating to the 2018 Performance RSUs. As a result of the amendment, we recognized compensation expense of $2 million based on the number of Performance RSUs vested and the performance conditions for the 2018 Performance RSU awards.

The following table provides information about our Performance RSU grants, which is based on our Adjusted EBITDA metric described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, further adjusted by sales of VOIs under construction for the last three fiscal years:

	Year Ended December 31,
	2020	2019	2018
Number of shares granted	117,975	93,566	64,809
Weighted average grant date fair value per share	$25.69	$33.32	$42.94
Fair value of shares vested (in millions)	2	—	—

The following table provides information about our Performance RSU grants, which is based on contract sales as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for the last three fiscal years:

	Year Ended December 31,
	2020	2019	2018
Number of shares granted	50,554	40,094	27,769
Weighted average grant date fair value per share	$25.69	$33.32	$42.94
Fair value of shares vested (in millions)	1	—	—

The following table summarizes the activity of our Performance RSUs during the year ended December 31, 2020:

	Adjusted EBITDA(1)		Contract Sales
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, beginning of period	150,867	$36.79	64,646	$36.79
Granted	117,975	25.69	50,554	25.69
Vested	(54,436)	30.30	(23,326)	30.30
Forfeited, canceled or expired	—	—	—	—
Outstanding, end of period	214,406	29.08	91,874	29.08

(1)	Represents our Adjusted EBITDA metric described in Part 1 of this Form 10-K, further adjusted by net recognition and deferral activity from sales of VOIs under construction.

Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the Plan, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95 percent of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. For the year ended December 31, 2020, we issued 81,520 shares and recognized less than $1 million of compensation expense related to this plan. For the year ended December 31, 2019, we issued 101,244 shares and recognized less than $1 million of compensation expense related to this plan.

Note 20: (Loss) Earnings Per Share

The following table presents the calculation of our basic and diluted (loss) earnings per share (“EPS”).   The weighted average shares outstanding used to compute basic and diluted EPS for the year ended December 31, 2020 is 85,181,106. The weighted average shares outstanding used to compute basic and diluted EPS for the year ended December 31, 2019 is 88,758,859 and 89,291,176, respectively. The weighted average shares outstanding used to compute basic and diluted EPS for the year ended December 31, 2018 is 97,209,889 and 97,898,242, respectively.

	Year Ended December 31,
($ in millions, except per share amounts)	2020	2019	2018
Basic EPS
Numerator:
Net (loss) income(1)	$(201)	$216	$298
Denominator:
Weighted average shares outstanding	85	89	97
Basic EPS	$(2.36)	$2.43	$3.07
Diluted EPS
Numerator:
Net (loss) income(1)	$(201)	$216	$298
Denominator:
Weighted average shares outstanding	85	89	98
Diluted EPS	$(2.36)	$2.42	$3.05

(1)	Net (loss) income for years ended December 31, 2020, 2019, and 2018 was ($200,709,244), $215,695,961, and $298,124,983, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the years ended December 31, 2020, 2019 and 2018, we excluded 2,192,591, 836,677 and 384,860 share-based compensation awards, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 21: Related Party Transactions

BRE Ace LLC and 1776 Holding, LLC

We hold a 25 percent ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.” In July 2020, we contributed an additional $1.5 million in cash to BRE Ace LLC.

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

	December 31,
($ in millions)	2020	2019	2018
Equity in earnings from unconsolidated affiliates	$5	$4	$—
Commission and other fees	55	136	132

We also have $7 million and $25 million of outstanding receivables related to the fee-for-service agreements as of December 31, 2020 and 2019.

HNA Tourism Group Co., Ltd

On March 13, 2018, HNA entered into an underwriting agreement with several underwriters to sell 22,250,000 shares of our common stock. In connection with the underwriting offer, we elected to purchase 2,500,000 shares at a price of approximately $44.75 per share. The transactions were completed on March 19, 2018 and HNA ceased to be a related party.

Note 22: Business Segments

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

We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Revenues:
Real estate sales and financing	$494	$1,252	$1,462
Resort operations and club management(1)	276	454	422
Total segment revenues	770	1,706	1,884
Cost reimbursements	137	168	147
Intersegment eliminations(1)(2)	(13)	(36)	(32)
Total revenues	$894	$1,838	$1,999

(1)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. These charges totaled $13 million, $35 million and $31 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for the year ended December 31, 2020 and $1 million for the years ended December 31, 2019 and 2018.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Adjusted EBITDA:
Real estate sales and financing(1)	$33	$325	$447
Resort operations and club management(1)	136	265	245
Segment Adjusted EBITDA	169	590	692
General and administrative	(92)	(118)	(120)
Depreciation and amortization	(45)	(44)	(33)
License fee expense	(51)	(101)	(98)
Other gain (loss), net	3	(3)	(1)
Interest expense	(43)	(43)	(30)
Income tax benefit (expense)	79	(57)	(105)
Equity in earnings from unconsolidated affiliates	5	4	—
Impairment expense	(209)	—	—
Other adjustment items(2)	(17)	(12)	(7)
Net income	$(201)	$216	$298

(1)	Includes intersegment eliminations. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)	This amount includes costs associated with restructuring, one-time charges and other non-cash items.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2020	2019
Real estate sales and financing	$2,839	$2,753
Resort operations and club management	79	196
Total segment assets	2,918	2,949
Corporate	175	130
Land and infrastructure held for sale	41	—
Total assets	$3,134	$3,079

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2020	2019	2018
Real estate sales and financing	$18	$19	$36
Resort operations and club management	—	5	—
Total segment capital expenditures for property and equipment	18	24	36
Corporate	8	13	8
Total capital expenditures for property and equipment	$26	$37	$44

Note 23: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2020, we were committed to purchase approximately $454 million of inventory and land over a period of 10 years and $20 million of other commitments under the normal course of business. Additionally, we have committed to develop additional vacation ownership units at an existing resort in Japan. During the second quarter of 2020, we entered into an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the years ended December 31, 2020 and 2019, we purchased $23 million and $75 million, respectively, as required under our commitments. As of December 31, 2020, our remaining obligation pursuant to these arrangements was expected to be incurred as follows:

($ in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Inventory purchase obligations	$227	$114	$58	$40	$3	$12	$454
Other commitments(1)	12	8	—	—	—	—	20
Total	$239	$122	$58	$40	$3	$12	$474

(1)	Primarily relates to commitments related to information technology and brand licensing under the normal course of business

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated all legal matters and we believe that possible losses derived from an unfavorable outcome that is reasonably possible or remote is not reasonably estimable. While the actual results of claims and litigation cannot be predicted with certainty, we expect that the resolution of all pending or threatened claims and litigation as of December 31, 2020, will not materially affect our consolidated financial statements.

Note 24: Supplemental Disclosures of Cash Flow Information

Cash paid for interest during the years ended December 31, 2020, 2019 and 2018, was $64 million, $63 million and $49 million, respectively. Cash paid for income taxes during the years ended December 31, 2020, 2019 and 2018 was $54 million, $74 million and $153 million, respectively.

The following non-cash activities were excluded from the consolidated statements of cash flows:

•

In 2020, we recorded non-cash operating activity transfers of $41 million related to the classification of certain undeveloped land and infrastructure as available for sale from Inventory to Land and infrastructure held for sale and $16 million related to the classification of certain undeveloped land and infrastructure from Inventory to Property and equipment.

•	In 2020, we recorded non-cash operating activity transfers of $301 million related to the registrations for timeshare units under construction from Property and equipment to Inventory.
•	In 2019, we recorded a $23 million non-cash issuance of other debt related to the acquisition of property for future conversion to inventory involving a note payable financed by the seller.
•	In 2019, we recorded net non-cash operating activity transfers of $25 million from Property and equipment to Inventory related to the registration of timeshare units under construction.
•

In 2019, we recorded non-cash operating activity transfers of $40 million related to the reclassification of deposits on properties for future development into timeshare inventory from Other assets to Property and equipment.

•	In 2018, we recorded a cumulative non-cash adjustment of $38 million related to the adoption of ASC 606.
•	In 2018, we recorded a $3 million non-cash operating activity transfer from Property and Equipment, net to Inventory.
•	In 2018, we recorded a $3 million non-cash financing activity adjustment to equity related to the write-off of expenses due to Hilton prior to the spin-off.

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

	2020(1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
($ in millions, except per share data)
Total revenues	$351	$123	$208	$212	$894
Total operating expenses	337	165	210	427	1,139
Income (loss) before income taxes	9	(56)	(12)	(221)	(280)
Net income (loss)	8	(48)	(7)	(154)	(201)
Basic earnings (loss) per share	$0.09	$(0.56)	$(0.08)	$(1.81)	$(2.36)
Diluted earnings (loss) per share	$0.09	$(0.56)	$(0.08)	$(1.81)	$(2.36)

(1)	The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

	2019(1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
($ in millions, except per share data)
Total revenues	$450	$454	$466	$468	$1,838
Total operating expenses	365	390	384	384	1,523
Income before income taxes	75	54	70	74	273
Net income	55	39	50	72	216
Basic earnings per share	$0.59	$0.43	$0.59	$0.83	$2.43
Diluted earnings per share	$0.58	$0.43	$0.59	$0.83	$2.42

(1)	The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

Note 26: Subsequent Events

Management has evaluated all subsequent events through March 1, 2021, the date the audited consolidated financial statements were available to be issued.  The results of management’s analysis indicated no significant subsequent events have occurred that require considerations adjustments to our disclosures in the audited financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Report will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 (the “2021 Proxy Statement”), which information is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Item 11 will be included in our 2021 Proxy Statement, which is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our 2021 Proxy Statement, which is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our 2021 Proxy Statement, which is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in our 2021 Proxy Statement, which is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 71 of this Form 10-K.
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

4.4

Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on March 2, 2020).

4.5

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

Exhibit No.	Description

10.4(n)

Omnibus Amendment No. 13 to Receivables Loan Agreement, effective as of January 17, 2020, by and among Hilton Grand Vacations Trust I LLC, as borrower, Hilton Resorts Corporation, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, Bank of America, N.A., as administrative agent, and Wells Fargo Bank, National Association as securities intermediary and paying agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.4(o)

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

10.4(p)

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

10.4(q)

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

Exhibit No.	Description

10.10(a)†

Severance Agreement, dated April 17, 2017, between Mark D. Wang and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10.10(b)†

Severance Agreement, dated April 17, 2017, between Stan R. Soroka and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10.10(c)†

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

10.10(i)†

Severance Agreement, effective as of September 21, 2020, by and between Hilton Grand Vacations Inc. and Matthew A. Sparks (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on October 29, 2020).

10.10(j)* †	Severance Agreement, effective as of October 7, 2020, by and between Hilton Grand Vacations Inc. and Jorge Pablo Brizi.
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

Exhibit No.	Description

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

10.12(d)

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

10.12(e)

Amendment No. 3 to the Credit Agreement, dated as of December 10, 2020, to the Credit Agreement, as amended, by and among Hilton Grand Vacations Borrower LLC, Hilton Grand Vacations Parent LLC, Hilton Grand Vacations Inc., the other lender parties thereto, the other guarantors thereto, and Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on December 10, 2020).

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

10.14(b)†

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

Exhibit No.	Description

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

10.16(f)†

Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (for use for all named executive officers other than Mr. Mark Wang) (2018 awards) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.16(g)†

Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (2018 awards) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.16(h)†

Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (for use for all named executive officers other than Mr. Mark Wang) (2019 awards) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.16(i) †

Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (2019 awards) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.16(j)†

Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (2020 awards) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.16(k)†

Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (for use for all named executive officers other than Mr. Mark Wang) (2020 awards) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

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

10.19†

Separation, Waiver and Release Agreement, dated as of June 6, 2020, between Hilton Grand Vacations Inc. and Barbara L. Hollkamp (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38894) filed on July 30, 2020).

21.1*	Subsidiaries of the Registrant.
22

List of Issuer Subsidiaries of Guaranteed Securities and Guarantor Subsidiaries (incorporated by reference to Exhibit 22 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on July 30, 2020).

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished not filed.
***

These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2021.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of March 2021.

Signature	Title

/s/ Mark D. Wang	President and Chief Executive Officer
Mark D. Wang	(principal executive officer)

/s/ Daniel J. Mathewes	Executive Vice President and Chief Financial Officer
Daniel J. Mathewes	(principal financial officer)

/s/ Carlos Hernandez	Senior Vice President and Chief Accounting Officer
Carlos Hernandez	(principal accounting officer)

/s/ Leonard A. Potter	Chairman of the Board of Directors
Leonard A. Potter

/s/ Brenda J. Bacon	Director
Brenda J. Bacon

/s/ David W. Johnson	Director
David W. Johnson

/s/ Mark H. Lazarus	Director
Mark H. Lazarus

/s/ Pamela H. Patsley	Director
Pamela H. Patsley

/s/ Paul W. Whetsell	Director
Paul W. Whetsell