Form 10-Q
period 2021-03-31
Hilton Grand Vacations Inc.
filed 2021-04-29
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 23, 2021 was 85,542,182.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$400	$428
Restricted cash	105	98
Accounts receivable, net of allowance for doubtful accounts of $17 and $20	111	119
Timeshare financing receivables, net	940	974
Inventory	720	702
Property and equipment, net	501	501
Operating lease right-of-use assets, net	48	52
Investments in unconsolidated affiliates	53	51
Intangible assets, net	80	81
Land and infrastructure held for sale	41	41
Other assets	115	87
TOTAL ASSETS (variable interest entities - $733 and $800)	$3,114	$3,134
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$260	$252
Advanced deposits	114	117
Debt, net	1,156	1,159
Non-recourse debt, net	698	766
Operating lease liabilities	63	67
Deferred revenues	336	262
Deferred income tax liabilities	118	137
Total liabilities (variable interest entities - $703 and $771)	2,745	2,760
Commitments and contingencies - see Note 19
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 85,537,477 shares issued and outstanding as of March 31, 2021 and 85,205,012 shares issued and outstanding as of December 31, 2020	1	1
Additional paid-in capital	194	192
Accumulated retained earnings	174	181
Total equity	369	374
TOTAL LIABILITIES AND EQUITY	$3,114	$3,134

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Sales of VOIs, net	$33	$56
Sales, marketing, brand and other fees	53	106
Financing	37	44
Resort and club management	45	44
Rental and ancillary services	32	52
Cost reimbursements	35	49
Total revenues	235	351
Expenses
Cost of VOI sales	3	14
Sales and marketing	82	157
Financing	13	13
Resort and club management	8	12
Rental and ancillary services	31	37
General and administrative	36	21
Depreciation and amortization	11	12
License fee expense	14	22
Impairment expense	1	—
Cost reimbursements	35	49
Total operating expenses	234	337
Interest expense	(15)	(10)
Equity in earnings from unconsolidated affiliates	2	3
Other (loss) gain, net	(1)	2
(Loss) income before income taxes	(13)	9
Income tax benefit (expense)	6	(1)
Net (loss) income	$(7)	$8
(Loss) earnings per share:
Basic	$(0.08)	$0.09
Diluted	$(0.08)	$0.09

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net (loss) income	$(7)	$8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11	12
Amortization of deferred financing costs, contract costs, and other	6	4
Provision for financing receivables losses	16	37
Impairment expense	1	—
Other loss (gain), net	1	(2)
Share-based compensation	4	(2)
Deferred income tax benefit	(21)	(8)
Equity in earnings from unconsolidated affiliates	(2)	(3)
Net changes in assets and liabilities:
Accounts receivable, net	8	16
Timeshare financing receivables, net	19	(3)
Inventory	(14)	(10)
Purchases and development of real estate for future conversion to inventory	(6)	(5)
Other assets	(27)	(42)
Accounts payable, accrued expenses and other	2	(42)
Advanced deposits	(3)	2
Deferred revenues	74	91
Net cash provided by operating activities	62	53
Investing Activities
Capital expenditures for property and equipment	(1)	(3)
Software capitalization costs	(4)	(5)
Net cash used in investing activities	(5)	(8)
Financing Activities
Issuance of debt	—	495
Issuance of non-recourse debt	—	195
Repayment of debt	(2)	(57)
Repayment of non-recourse debt	(69)	(58)
Debt issuance costs	(3)	—
Repurchase and retirement of common stock	—	(10)
Payment of withholding taxes on vesting of restricted stock units	(5)	(2)
Proceeds from stock option exercises	2	—
Other financing activity	(1)	(1)
Net cash (used in) provided by financing activities	(78)	562
Net (decrease) increase in cash, cash equivalents and restricted cash	(21)	607
Cash, cash equivalents and restricted cash, beginning of period	526	152
Cash, cash equivalents and restricted cash, end of period	$505	$759

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	84	$1	$192	$181	$374
Net loss	—	—	—	(7)	(7)
Activity related to share-based compensation	—	—	2	—	2
Balance as of March 31, 2021	84	$1	$194	$174	$369

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2019	85	$1	$179	$390	$570
Net income	—	—	—	8	8
Activity related to share-based compensation	—	—	(5)	—	(5)
Repurchase and retirement of common stock	(1)	—	(2)	(8)	(10)
Balance as of March 31, 2020	84	$1	$172	$390	$563

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Club”). As of March 31, 2021, we had 62 properties, comprised of 499,616 VOIs, located in the United States (“U.S.”), Japan, the United Kingdom, Italy, Barbados and Mexico. A significant number of our properties and VOIs are concentrated in Florida, Hawaii, Nevada, New York, and South Carolina.

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

The unaudited condensed consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to prevent information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2021.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance.

Impact of the COVID-19 Pandemic

The novel coronavirus (“COVID-19”) pandemic that started in early 2020 significantly negatively impacted the hospitality, travel and leisure industries due to various mandates and orders to close non-essential businesses, impose travel restrictions, require “stay-at-home” and/or self-quarantine, and require similar actions. Such restrictions and directives have resulted in cancellations and significant reductions in travel around the world and caused various other negative global economic conditions. In response to these events, we closed substantially all of our resorts and sales centers during early 2020, but began a phased reopening of resorts and resumption of our business activities during the second quarter 2020 under new operating guidelines and with enhanced safety measures as mandates and orders for business closures, quarantine and travel restrictions began to ease. With the anticipated continuation of the pandemic receding, as well as COVID-19 vaccinations becoming more widespread, such mandates and orders have continued to ease, resulting in consumer confidence increasing to resume normal activities, including travel and leisure, and more businesses to continue to resume operations. Accordingly, the positive trends in leisure travel and stays at our properties have continued. For example, as of March 31, 2021, we have approximately 80 percent of our resorts and nearly all of our sales centers open and currently operating, although many are operating in markets with various capacity constraints, social distancing requirements and other safety measures, which are impacting consumer demand for resorts in those markets. We plan to continue to reopen our resorts and resume our normal business as conditions permit, but there can be no assurance that such positive trends will continue or that there will not be any increases of new infections or new variants that may impede or reverse recovery and such positive trends.

In response to the impact of COVID-19, we took a variety of actions in 2020 and to date in 2021 to ensure the continuity of our business and operations and to secure our liquidity position to provide financial flexibility. These actions include amending certain financial covenant ratios in the fourth quarter of 2020 through the third quarter of 2021, as may be needed due to the ongoing and uncertain future impact of the COVID-19 pandemic on our business and operations. We also furloughed team members beginning in the second quarter of 2020 and completed a workforce reduction plan in the fourth quarter of 2020 that impacted approximately 1,500 team members. As of March 31, 2021, 1,100 team members continue to be furloughed.

Prior to re-opening our resorts and sales centers, we introduced the HGV Enhanced Care Guidelines, designed to provide owners, guests and team members with the highest level of cleaning protocols and safety standards recommended by the Center for Disease Control and Prevention and cleaning solutions approved by the Environmental Protection Agency in response to the COVID-19 pandemic.

While we hope that conditions in the hospitality and travel industries continue to reflect the improvement that we saw during the March travel season, the pandemic continues to be unprecedented and rapidly changing, and has unknown duration and severity. Further, various state and local government officials may issue new or revised orders that are different than current ones under which we are operating. Accordingly, there remains significant uncertainty as to the degree of continuing impact and duration of the conditions stemming from the ongoing pandemic on our revenues, net income and other operating results, as well as our business and operations generally.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

On January 1, 2021 we adopted Accounting Standards Update 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

	Three Months Ended March 31,
($ in millions)	2021	2020
Real Estate and Financing Segment
Sales of VOIs, net	$33	$56
Sales, marketing, brand and other fees	53	106
Interest income	31	38
Other financing revenue	6	6
Real estate and financing segment revenues	$123	$206

	Three Months Ended March 31,
($ in millions)	2021	2020
Resort Operations and Club Management Segment
Club management	$27	$25
Resort management	18	19
Rental(1)	30	47
Ancillary services	2	5
Resort operations and club management segment revenues	$77	$96

(1)	Excludes intersegment eliminations. See Note 18: Business Segments for additional information.

Contract Balances

The following table provides information on our accounts receivable from contracts with customers which are included in Accounts receivable, net on our condensed consolidated balance sheets:

	March 31,	December 31,
($ in millions)	2021	2020
Receivables	$69	$64

The following table presents the composition of our contract liabilities.

	March 31,	December 31,
($ in millions)	2021	2020
Contract liabilities:
Advanced deposits	$114	$117
Deferred sales of VOIs of projects under construction	201	169
Club activation fees, annual dues and other	120	77
Club Bonus Point incentive liability(1)	41	48

(1)

Amounts related to the Club Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets. This liability is comprised of unrecognized revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned for the three months ended March 31, 2021 that was included in the contract liabilities balance at December 31, 2020 was approximately $35 million.

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

The following table represents the deferred revenue, cost of VOI sales and direct selling costs from sales of VOIs related to projects under construction as of March 31, 2021:

	March 31,	December 31,
($ in millions)	2021	2020
Sales of VOIs, net	$201	$169
Cost of VOI sales(1)	60	50
Sales and marketing expense	29	25

(1)	Includes anticipated Cost of VOI sales related to inventory associated with Sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete.

We expect to recognize the revenue, costs of VOI sales and direct selling costs upon completion of the projects throughout the remainder of 2021.

The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Club Bonus Points as of March 31, 2021:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$114	18 months	Upon customer stays
Club activation fees	62	7 years	Straight-line basis over average inventory holding period
Club Bonus Points	41	24 months	Upon redemption

Note 4: Restricted Cash

Restricted cash was as follows:

	March 31,	December 31,
($ in millions)	2021	2020
Escrow deposits on VOI sales	$76	$69
Reserves related to non-recourse debt(1)	29	29
	$105	$98

(1)	See Note 11: Debt & Non-recourse Debt for further discussion.

Note 5: Accounts Receivable

The following table represents our accounts receivable, net of allowance for credit losses. Accounts receivable within the scope of ASC 326 are measured at amortized cost.

($ in millions)	March 31, 2021
Fee-for-service commissions(1)	$22
Real estate and financing	12
Resort and club operations	27
Tax receivables	41
Other receivables(2)	9
Total	$111

(1)	Net of allowance.
(2)	Primarily includes individually insignificant accounts receivable recognized in the ordinary course of business, the allowances for which are also individually insignificant.

Our accounts receivable are all due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates.

We sell VOIs on behalf of third-party developers using the Hilton Grand Vacations brand in exchange for sales, marketing and brand fees.  We use historical losses and economic factors as a basis to develop our allowance for credit losses. Under these fee-for-service arrangements, we earn commission fees based on a percentage of total interval sales.  Additionally, the terms of these arrangements include provisions requiring the reduction of fees earned for defaults and cancellations.

The changes in our allowance for fee-for-service commissions were as follows:

($ in millions)	March 31, 2021
Balance as of December 31, 2020	$18
Current period provision for expected credit losses	1
Write-offs charged against the allowance	(5)
Balance as of March 31, 2021	$14

Note 6: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	March 31, 2021
($ in millions)	Securitized	Unsecuritized(1)	Total
Timeshare financing receivables	$730	$417	$1,147
Less: allowance for financing receivables losses	(54)	(153)	(207)
	$676	$264	$940

	December 31, 2020
($ in millions)	Securitized	Unsecuritized(1)	Total
Timeshare financing receivables	$805	$380	$1,185
Less: allowance for financing receivables losses	(63)	(148)	(211)
	$742	$232	$974

(1)

Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility ("Timeshare Facility") as well as amounts held as future collateral for securitization activities.

As of March 31, 2021 and December 31, 2020, we had timeshare financing receivables with a carrying value of $15 million and $17 million, respectively, securing the Timeshare Facility in anticipation of future financing activities. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. In March 2020, we recorded an incremental $23 million revenue reduction related to the changes in estimates primarily driven by economic factors surrounding the COVID-19 pandemic. For the three months ended March 31, 2021 we recorded an adjustment to our estimate of variable consideration of $16 million.

Our timeshare financing receivables as of March 31, 2021 mature as follows:

($ in millions)	Securitized	Unsecuritized	Total
Year
2021 (remaining)	$70	$28	$98
2022	95	37	132
2023	98	40	138
2024	100	42	142
2025	98	44	142
Thereafter	269	226	495
	730	417	1,147
Less: allowance for financing receivables losses	(54)	(153)	(207)
	$676	$264	$940

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

We recognize interest income on our timeshare financing receivables as earned. As of both March 31, 2021 and December 31, 2020, we had interest receivable outstanding of $7 million included in our condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of March 31, 2021, our timeshare financing receivables had interest rates ranging from 1.5 percent to 19.5 percent, a weighted-average interest rate of 12.6 percent, a weighted-average remaining term of 7.4 years and maturities through 2036.

Our gross timeshare financing receivables balances by average FICO score were as follows:

	March 31,	December 31,
($ in millions)	2021	2020
FICO score
700+	$685	$711
600-699	256	266
<600	35	36
No score(1)	171	172
	$1,147	$1,185

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details the origination year of our gross timeshare financing receivables by the origination year and average FICO score as of March 31, 2021:

($ in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO score
700+	$42	$114	$196	$130	$85	$118	$685
600-699	13	43	72	48	30	50	256
<600	2	6	10	6	4	7	35
No score(1)	13	32	45	30	16	35	171
	$70	$195	$323	$214	$135	$210	$1,147

(1)	Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

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

As of March 31, 2021 and December 31, 2020, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $111 million and $117 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	March 31, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$710	$307	$1,017
31 - 90 days past due	11	8	19
91 - 120 days past due	4	2	6
121 days and greater past due	5	100	105
	$730	$417	$1,147

	December 31, 2020
($ in millions)	Securitized	Unsecuritized	Total
Current	$783	$265	$1,048
31 - 90 days past due	11	9	20
91 - 120 days past due	5	3	8
121 days and greater past due	6	103	109
	$805	$380	$1,185

The changes in our allowance for financing receivables losses were as follows:

	March 31, 2021
($ in millions)	Securitized	Unsecuritized	Total
Balance as of December 31, 2020	$63	$148	$211
Provision for financing receivables losses(1)	(9)	25	16
Write-offs	—	(20)	(20)
Balance as of March 31, 2021	$54	$153	$207

	March 31, 2020
($ in millions)	Securitized	Unsecuritized	Total
Balance as of December 31, 2019	$54	$130	$184
Provision for financing receivables losses(1)	(6)	43	37
Write-offs	—	(9)	(9)
Balance as of March 31, 2020	$48	$164	$212

(1)	Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

Note 7: Inventory

Inventory was comprised of the following:

	March 31,	December 31,
($ in millions)	2021	2020
Completed unsold VOIs	$526	$515
Construction in process	193	186
Land, infrastructure and other	1	1
	$720	$702

The table below presents (i) costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and (ii) expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	Three months ended March 31,
($ in millions)	2021	2020
Cost of sales true-up(1)	$6	$4
Cost of VOI sales related to fee-for-service upgrades	1	5

(1)	Costs of sales true-up reduced costs of VOI sales and increased inventory in the periods presented.

Note 8: Property and Equipment

Property and equipment were comprised of the following:

	March 31,	December 31,
($ in millions)	2021	2020
Land	$108	$109
Building and leasehold improvements	250	250
Furniture and equipment	62	65
Construction in progress	216	208
	636	632
Accumulated depreciation	(135)	(131)
	$501	$501

Note 9: Consolidated Variable Interest Entities

As of March 31, 2021 and December 31, 2020, we consolidated 4 variable interest entities (“VIEs”), respectively, that issued non-recourse debt backed by pledged assets consisting primarily of a pool of timeshare financing receivables which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we are required to replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of our VIEs are available to settle the obligations of the respective entities.

Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	March 31,	December 31,
($ in millions)	2021	2020
Restricted cash	$29	$28
Timeshare financing receivables, net	676	742
Non-recourse debt(1)	698	766

(1)	Net of deferred financing costs.

During the three months ended March 31, 2021 and 2020, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 10: Investments in Unconsolidated Affiliates

As of March 31, 2021, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holding LLC, respectively, that are deemed as VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. Our investment interests in and equity earned from both VIEs are included in the consolidated balance sheets as Investments in unconsolidated affiliates and in the consolidated statements of operations as Equity in earnings (losses) from unconsolidated affiliates, respectively.

Our two unconsolidated affiliates have aggregated debt balances of $442 million and $454 million as of March 31, 2021 and December 31, 2020, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $53 million and $51 million as of March 31, 2021 and December 31, 2020, respectively and (ii) receivables for commission and other fees earned under fee-for-service arrangements.  See Note 17:  Related Party Transactions for additional information.

Note 11: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	March 31,	December 31,
($ in millions)	2021	2020
Debt(1)
Senior secured credit facilities:
Term loan with a rate of 3.75%, due 2023	$175	$177
Revolver with a weighted average rate of 3.75%, due 2023	660	660
Senior notes with a rate of 6.125%, due 2024	300	300
Other debt	27	27
	1,162	1,164
Less: unamortized deferred financing costs and discount(2)(3)	(6)	(5)
	$1,156	$1,159

(1)	As of March 31, 2021 and December 31, 2020, weighted-average interest rates were 4.441 percent and 3.357 percent, respectively.
(2)

Amount includes deferred financing costs related to our term loan and senior notes of $2 million and $4 million, respectively, as of March 31, 2021 and $1 million and $4 million, respectively, as of December 31, 2020.

(3)

Amount does not include deferred financing costs of $4 million as of March 31, 2021 and December 31, 2020, relating to our revolving facility included in Other Assets in our condensed consolidated balance sheets.

In March 2021, we amended our Credit Agreement which amended certain terms related to financial covenants to permit the previously announced proposed acquisition of Dakota Holdings, Inc., (“Diamond”), which indirectly owns all of the interests in Diamond Resorts International Inc. (the “Merger”), pursuant to that certain Agreement and Plan of Merger dated March 10, 2021. Refer to Note 20: Planned Acquisition for further information regarding the Merger. The borrowing capacity under the Credit Agreement remained the same. In connection with the amendment, we incurred $1 million in debt issuance costs. In addition, we obtained a revolving credit facility commitment in connection with the Merger and incurred $2 million in debt issuance costs which were amortized over the term of the commitment in the first quarter of 2021. This was included in interest expense in our condensed consolidated statements of operations.

During the three months ended March 31, 2021, we repaid $2 million (including recurring payments) under the senior secured credit facilities with an interest rate based on one month LIBOR plus 3.50 percent, subject to a 0.25 percent floor.

We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. As of March 31, 2021, we had approximately $175 million of our Term Loan subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on our Term Loan to an average fixed annual rate of 0.53 percent per annum through November 2023.  Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded as a liability in Accounts payable, accrued expenses and other in our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. For the three months ended March 31, 2021, we recorded less than $1 million in accumulated other comprehensive loss related to the hedge.

As of March 31, 2021 and December 31, 2020, we had $1 million of outstanding letters of credit under the revolving credit facility.  We were in compliance with all applicable maintenance and financial covenants and ratios as of March 31, 2021.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	March 31,	December 31,
($ in millions)	2021	2020
Non-recourse debt(1)
Securitized Debt with a weighted average rate of 2.711%, due 2028	96	106
Securitized Debt with a weighted average rate of 3.602%, due 2032	187	202
Securitized Debt with a weighted average rate of 2.431%, due 2033	196	216
Securitized Debt with a weighted average rate of 3.658%, due 2039	227	251
	706	775
Less: unamortized deferred financing costs(2)	(8)	(9)
	$698	$766

(1)	As of March 31, 2021 and December 31, 2020, weighted-average interest rates were 3.174 percent and 3.173 percent, respectively.
(2)

Amount relates to Securitized Debt only and does not include deferred financing costs of $2 million and $3 million as of March 31, 2021 and December 31, 2020, respectively, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.

The Timeshare Facility is a non-recourse obligation with a borrowing capacity of $450 million and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of March 31, 2021, and December 31, 2020, we had $450 million remaining borrowing capacity under our Timeshare Facility, respectively. In March 2021, we amended our Timeshare Facility to align with our amended Credit Agreement, as described above.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $29 million as of March 31, 2021 and December 31, 2020, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of March 31, 2021 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2021 (remaining)	$10	$104	$114
2022	11	174	185
2023	818	138	956
2024	300	115	415
2025	—	56	56
Thereafter	23	119	142
	$1,162	$706	$1,868

Note 12: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	March 31, 2021
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$940	$—	$1,209
Liabilities:
Debt, net(2)	1,156	314	872
Non-recourse debt, net(2)	698	—	657

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

	December 31, 2020
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$974	$—	$1,248
Liabilities:
Debt, net(2)	1,159	315	871
Non-recourse debt, net(2)	766	—	732

(1)	Carrying amount net of allowance for financing receivables losses.
(2)	Carrying amount net of unamortized deferred financing costs and discount.

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

The estimated fair values of our Level 1 debt were based on prices in active debt markets. The estimated fair values of our Level 3 debt and non-recourse debt were based on the following:

•	Debt - based on indicative quotes obtained for similar issuances and projected future cash flows discounted at risk-adjusted rates.
•	Non-recourse debt - based on projected future cash flows discounted at risk-adjusted rates.

Non-recurring fair value measurements

Our assets that are measured at fair value on a non-recurring basis include land and infrastructure held for sale. These assets were measured to their estimated fair value as of December 31, 2020. We utilized the market approach for the land and cost approach for the infrastructure to determine their respective fair values. The fair value determinations involve judgement and are sensitive to key assumptions utilized, including comparative sales for land (level 2) and replacement costs for infrastructure (level 3). As of March 31, 2021 and December 31, 2020, the estimated fair value of these assets were as follows and their carrying values were reflected in Land and infrastructure held for sale in our condensed consolidated balance sheets.

	Hierarchy Level
($ in millions)	Level 2	Level 3
Land held for sale	$47	$—
Infrastructure held for sale	—	5

Note 13: Leases

We lease sales centers, office space and equipment under operating leases. Our leases expire at various dates from 2021 through 2030, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Rent expense for all operating leases for the three months ended March 31, 2021 and 2020 was $4 million and $5 million, respectively. These amounts include $1 million of short-term and variable lease costs for the three months ended March 31, 2021 and 2020, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Three months ended March 31,
($ in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5	$5
Right-of-use assets obtained in exchange for new lease liabilities:
Operating Leases	—	5

Supplemental balance sheet information related to operating leases was as follows:

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term of operating leases (in years)	5.3	5.4
Weighted-average discount rate of operating leases	4.98%	4.95%

The future minimum lease payments under noncancelable operating leases, due in each of the next five years and thereafter as of March 31, 2021, are as follows:

($ in millions)	Operating Leases
Year
2021 (remaining)	$12
2022	13
2023	13
2024	11
2025	11
Thereafter	11
Total future minimum lease payments	$71
Less: imputed interest	(8)
Present value of lease liabilities	$63

Note 14: Income Taxes

 At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective tax rate is determined by the level and composition of pre-tax ordinary income or loss, which is subject to federal, foreign and state and local income taxes. The effective tax rate for the three months ended March 31, 2021 and 2020 was approximately 46 percent and 11 percent, respectively. The effective tax rate is higher primarily due to the change in earnings mix of our worldwide income and the impact of a non-recurring discrete item recorded during the first quarter of 2021 as compared to the first quarter of 2020.

We have considered the income tax accounting and disclosure implications of the relief provided by the American Rescue Plan Act of 2021 enacted on March 11, 2021. As of March 31, 2021, we evaluated the income tax provisions of the American Rescue Plan Act and have determined there to be no effect on either the March 31, 2021 tax rate or the computation of the estimated effective tax rate for the year. We will continue to evaluate the income tax provisions of the American Rescue Plan Act and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have income tax accounting and disclosure implications.

Note 15: Share-Based Compensation

Stock Plan

We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units (“Performance RSUs”) and nonqualified stock options (“Options”) to certain employees and directors. We recognized share-based compensation expense of $4 million for the three months ended March 31, 2021. For the three months ended March, 31, 2020, we recognized a credit to share-based compensation expense of $2 million due to the reversal of $8 million of expense recognized in prior years related to our Performance RSUs which were not expected to achieve certain performance targets. As of March 31, 2021, unrecognized compensation costs for unvested awards were approximately $49 million, which is expected to be recognized over a weighted average period of 1.6 years. As of March 31, 2021, there were 4,024,218 shares of common stock available for future issuance under this plan.

Service RSUs

During the three months ended March 31, 2021, we issued 560,604 Service RSUs with a grant date fair value of $38.22, which generally vest in equal annual installments over three years from the date of grant.

Options

During the three months ended March 31, 2021, we issued 542,793 Options with an exercise price of $38.22, which vest over three years from the date of the grant.

The weighted-average grant date fair value of these options was $13.30, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility	34.2%
Dividend yield	—%
Risk-free rate	1.1%
Expected term (in years)	6.0

As of March 31, 2021, we had 1,416,603 Options outstanding that were exercisable.

Performance Shares

During the three months ended March 31, 2021, we issued 124,711 Performance RSUs with a grant date fair value of $38.22. The Performance RSUs are settled at the end of a three-year performance period, with 50 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50 percent of the Performance RSUs are subject to the achievement of certain contract sales targets. We determined that the performance conditions for these awards are probable of achievement and, as of March 31, 2021, we recognized compensation expense based on the number of Performance RSUs we expect to vest.

Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the Plan, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95 percent of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. During the three months ended March 31, 2021 and 2020, we recognized less than $1 million of compensation expense related to this plan.

Note 16: (Loss) Earnings Per Share

The following table presents the calculation of our basic and diluted (loss) earnings per share (“EPS”).  The weighted average shares outstanding used to compute basic EPS and diluted EPS for the three months ended March 31, 2021 was 85,307,705. The weighted average shares outstanding used to compute basic EPS and diluted EPS for the three months ended March 31, 2020 was 85,519,151 and 86,044,525, respectively.

	Three Months Ended March 31,
($ and shares outstanding in millions, except per share amounts)	2021	2020
Basic EPS:
Numerator:
Net (loss) income(1)	$(7)	$8
Denominator:
Weighted average shares outstanding	85	86
Basic EPS	$(0.08)	$0.09
Diluted EPS:
Numerator:
Net (loss) income(1)	$(7)	$8
Denominator:
Weighted average shares outstanding	85	86
Diluted EPS	$(0.08)	$0.09

(1)	Net (loss) income for the three months ended March 31, 2021 and 2020 was $(6,771,415) and $7,826,746, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period. Potentially dilutive shares of 943,373 for the three months ended March 31, 2021, were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share as a result of our net loss position.

For the three months ended March 31, 2021 and 2020, we excluded 638,050 and 1,754,656 share-based compensation awards, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 17: Related Party Transactions

BRE Ace LLC and 1776 Holding, LLC

We hold a 25 percent ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.”

We hold a 50 percent ownership interest in 1776 Holding, LLC, a VIE, which is currently constructing a timeshare resort property, known as “Liberty Place Charleston, by Hilton Club.”

We record Equity in earnings from our unconsolidated affiliates in our condensed consolidated statements of operations. See Note 10: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Elara, by Hilton Grand Vacations and Liberty Place Charleston, by Hilton Club.  These amounts are summarized in the following table and are included in our condensed consolidated statements of operations as of the date they became related parties.

	Three Months Ended March 31,
($ in millions)	2021	2020
Equity in earnings from unconsolidated affiliates	$2	$3
Commissions and other fees	13	23

We also had $5 million and $7 million of outstanding receivables related to the fee-for-service agreements as of March 31, 2021 and December 31, 2020, respectively.

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

The performance of our operating segments is evaluated primarily based on adjusted earnings before interest expense (excluding non-recourse debt), taxes, depreciation and amortization (“EBITDA”). We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) other gains, including asset dispositions and foreign currency translations; (ii) debt restructurings/retirements; (iii) non-cash impairment losses; (iv) share-based and other compensation expenses; and (v) other items, including but not limited to costs associated with acquisitions, restructuring and other non-cash and one-time charges.

We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.

The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended March 31,
($ in millions)	2021	2020
Revenues:
Real estate sales and financing	$123	$206
Resort operations and club management(1)(2)	80	104
Total segment revenues	203	310
Cost reimbursements	35	49
Intersegment eliminations(1)(2)	(3)	(8)
Total revenues	$235	$351

(1)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. These charges totaled $3 million and $8 million for the three months ended March 31, 2021 and 2020, respectively.

(2)

Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for the three months ended March 31, 2021 and 2020.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net (loss) income:

	Three Months Ended March 31,
($ in millions)	2021	2020
Adjusted EBITDA:
Real estate sales and financing(1)	$27	$15
Resort operations and club management(1)	42	55
Segment Adjusted EBITDA	69	70
General and administrative	(36)	(21)
Depreciation and amortization	(11)	(12)
License fee expense	(14)	(22)
Other (loss) gain, net	(1)	2
Interest expense	(15)	(10)
Income tax benefit (expense)	6	(1)
Equity in earnings from unconsolidated affiliates	2	3
Impairment expense	(1)	—
Other adjustment items(2)	(6)	(1)
Net (loss) income	$(7)	$8

(1)	Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)	For the three months ended March 31, 2021 and 2020, this amount includes costs associated with restructuring, one-time charges and other non-cash items.

Note 19: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2021, we were committed to purchase approximately $453 million of inventory and land over a period of 10 years and $11 million of other commitments under the normal course of business. Additionally, we have committed to develop additional vacation ownership units at an existing resort in Japan. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the three months ended March 31, 2021, we purchased $1 million as required under our inventory-related purchase commitments. We did not make any purchases related to our commitments for the three months ended March 31, 2020. As of March 31, 2021, our remaining obligation pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2021 (remaining)	2022	2023	2024	2025	Thereafter	Total
Inventory purchase obligations	$226	$114	$58	$40	$3	$12	$453
Other commitments(1)	9	2	—	—	—	—	11
Total	$235	$116	$58	$40	$3	$12	$464

(1)	Primarily relates to commitments related to information technology and brand licensing under the normal course of business.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe that possible losses derived from an unfavorable outcome that is reasonably possible is not reasonably estimable. While the actual results of claims and litigation cannot be predicted with certainty, we expect that the resolution of all pending or threatened claims and litigation as of March 31, 2021, will not materially affect our unaudited condensed consolidated financial statements.

Note 20: Planned Acquisition

On March 10, 2021, we and our wholly-owned subsidiary Hilton Grand Vacations Borrower LLC entered into an Agreement and Plan of Merger (“Merger Agreement”) with Dakota Holdings, Inc. (“Diamond”), which is controlled by the investment funds and vehicles managed by affiliates of Apollo Global Management Inc. (“Apollo”) and certain stockholders of Diamond, under which we agreed to acquire Diamond, in a stock transaction with an equity fair value of approximately $1.4 billion as of that date. Under the Merger Agreement, Apollo and other Diamond stockholders are expected to receive approximately 34.5 million shares of our common stock, par value $0.01 per share, subject to customary adjustments. Upon transaction close, existing HGV shareholders are expected to own approximately 72% of the combined company and Apollo is expected to own approximately 28% of the combined company. The transaction has been approved by the Board of Directors for both companies. Consummation of this transaction is subject to customary conditions, including approval from shareholders of both us and Diamond, receipt of any required regulatory approvals and other customary closing conditions.

We intend to finance the transaction through a combination of cash on hand, assumption of debt and incremental debt financing. The transaction is anticipated to close during the summer of 2021.

Note 21: Subsequent Events

Management has evaluated all subsequent events through April 29, 2021, the date the unaudited condensed consolidated financial statements were available to be issued. The results of management’s analysis indicated no significant subsequent events have occurred that required consideration or adjustment to our disclosures in the unaudited financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements convey management’s expectations as to the future of HGV, and are based on management’s beliefs, expectations, assumptions and such plans, estimates, projections and other information available to management at the time HGV makes such statements. Forward-looking statements include all statements that are not historical facts and may be identified by terminology such as the words “outlook,” “believe,” “expect,” “potential,” “goal,” “continues,” “may,” “will,” “should,” “could,”, “would”, “seeks,” “approximately,” “projects,” predicts,” “intends,” “plans,” “estimates,” “anticipates” “future,” “guidance,” “target,” or the negative version of these words or other comparable words, although not all forward-looking statements may contain such words. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements related to HGV’s revenues, earnings, taxes, cash flow and related financial and operating measures, and expectations with respect to future operating, financial and business performance, and other anticipated future events and expectations that are not historical facts.

HGV cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond HGV’s control, that may cause the actual results, performance or achievements to be materially different from the future results. Factors that could cause HGV’s actual results to differ materially from those contemplated by its forward-looking statements include: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the inability to complete the proposed Merger due to the failure to obtain stockholder approval for the proposed Merger or the failure to satisfy other conditions to completion of the proposed Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; risks related to disruption of management’s attention from HGV’s ongoing business operations due to the transaction; the effect of the announcement of the proposed Merger on HGV’s relationships, operating results and business generally; the risk that the proposed Merger will not be consummated in a timely manner; exceeding the expected costs of the Merger; the material impact of the COVID-19 pandemic on HGV’s business, operating results, and financial condition; the extent and duration of the impact of the COVID-19 pandemic on global economic conditions; HGV’s ability to meet its liquidity needs; risks related to HGV’s indebtedness; inherent business risks, market trends and competition within the timeshare and hospitality industries; HGV’s ability to successfully source inventory and market, sell and finance VOIs; default rates on our financing receivables; the reputation of and our ability to access Hilton brands and programs, including the risk of a breach or termination of our license agreement with Hilton; compliance with and changes to United States and global laws and regulations, including those related to anti-corruption and privacy; risks related to HGV’s acquisitions, joint ventures, and other partnerships; HGV’s dependence on third-party development activities to secure just-in-time inventory; the performance of HGV’s information technology systems and our ability to maintain data security; regulatory proceedings or litigation; adequacy of our workforce to meet HGV’s business and operation needs; HGV’s ability to attract and retain  key executives and employees with skills and capacity to meet our needs; and natural disasters or adverse geo-political conditions. Any one or more of the foregoing factors could adversely impact HGV’s operations, revenue, operating profits and margins, financial condition and/or credit rating.

For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented and updated by the risk factors discussed in “Part II-Item 1A. Risk Factors” of this Report and those described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.

Terms Used in this Quarterly Report on Form 10-Q

Except where the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Hilton Grand Vacations,” “HGV,” “the Company,” “we,” “us” and “our” refer to Hilton Grand Vacations Inc., together with its consolidated subsidiaries. Except where the context requires otherwise, references to our “properties” or “resorts” and “VOIs” refer to the timeshare properties that we manage or own. Of these resorts and VOIs, a portion is directly owned by us or our joint ventures in which we have an interest and the remaining resorts and VOIs are owned by our third-party owners.

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

Operational Metrics

This Quarterly Report on Form 10-Q includes discussion of key business operational metrics including contract sales, sales revenue, real estate profit, tour flow, and volume per guest (“VPG”).

See “Key Business and Financial Metrics and Terms Used by Management” and “-Results of Operations” for a discussion of the meanings of these terms, the Company’s reasons for providing non-GAAP financial measures, and reconciliations of non-GAAP financial measures to measures calculated in accordance with U.S. GAAP.

Overview

Our Business

We are a timeshare company that markets and sells VOIs, manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of March 31, 2021, we have 62 properties, representing 499,616 VOIs, that are primarily located in vacation destinations such as Orlando, Las Vegas, the Hawaiian Islands, New York City, Washington D.C., South Carolina, Barbados and Mexico and feature spacious, condominium-style accommodations with superior amenities and quality service. As of March 31, 2021, we have approximately 328,000 Hilton Grand Vacations Club and Hilton Club (collectively the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 6,400 properties, as well as numerous experiential vacation options, such as cruises and guided tours. Our business has been and continues to be adversely impacted by the COVID-19 pandemic and its effects on the global economy, including the various government orders and mandates for closures of non-essential businesses. Please see “Recent Events Related to the COVID-19 Pandemic and Impact on Our Results of Operations, Financial Condition, and Business During the Three Months Ended March 31, 2021” and other discussions throughout this Report for additional information regarding such impacts.

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

For the three months ended March 31, 2021, sales from fee-for-service, just-in-time and developed inventory sources were 40 percent, 28 percent and 32 percent, respectively, of contract sales. See “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $10 billion at current pricing.

Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 52 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

We sell our vacation ownership products under the Hilton Grand Vacations brand primarily through our distribution network of both in-market and off-site sales centers.  Our products are currently marketed for sale throughout the United States, Mexico and the Asia-Pacific region.  We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have sales distribution centers in Las Vegas, Orlando, Oahu, Japan, New York, Myrtle Beach, Waikoloa, Washington D.C., Hilton Head, Park City, Chicago, Korea, Carlsbad and Los Cabos. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach.  We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton and are frequent leisure travelers. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the three months ended March 31, 2021, 66 percent of our contract sales were to our existing owners.

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 4 percent to 18 percent per annum. Financing propensity was 65 percent and 63 percent for the three months ended March 31, 2021 and 2020, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for new loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Three Months Ended March 31,
	2021	2020
Weighted-average FICO score	735	736

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

Key Business and Financial Metrics and Terms Used by Management

Real Estate Sales Operating Metrics

We measure our performance using the following key operating metrics:

•

Contract sales represents the total amount of VOI products (fee-for-service and developed) under purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price. Contract sales differ from revenues from the Sales of VOIs, net that we report in our condensed consolidated statements of operations due to the requirements for revenue recognition, as well as adjustments for incentives. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business and is used to manage the performance of the sales organization. While we do not record the purchase price of sales of VOI products developed by fee-for-service partners as revenue in our unaudited condensed consolidated financial statements, rather recording the commission earned as revenue in accordance with U.S. GAAP, we believe contract sales to be an important operational metric, reflective of the overall volume and pace of sales in our business and believe it provides meaningful comparability of our results to the results of our competitors which may source their VOI products differently.

We believe that the presentation of contract sales on a combined basis (fee-for-service and developed) is most appropriate for the purpose of the operating metric, additional information regarding the split of contract sales, is included in “—Real Estate” below. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our audited consolidated financial statements included in Item 8 in our Annual Report on form 10-K for the year ended December 31, 2020, for additional information on Sales of VOI, net.

•	Sales revenue represents Sales of VOIs, net, commissions and brand fees earned from the sale of fee-for-service intervals.
•

Real estate profit represents sales revenue less the cost of VOI sales, sales and marketing costs, net of marketing revenue. Real estate margin percentage is calculated by dividing real estate margin by sales revenue. We consider this to be an important operating measure because it measures the efficiency of our sales and marketing spending and management of inventory costs.

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

For further information see Item 8. Financial Statements and Supplementary Data - Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2020.

EBITDA and Adjusted EBITDA

EBITDA, presented herein, is a financial measure that is not recognized under U.S. GAAP that reflects net income (loss), before interest expense (excluding non-recourse debt), a provision for income taxes and depreciation and amortization.

Adjusted EBITDA, presented herein, is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) other gains, including asset dispositions and foreign currency translations; (ii) debt restructurings/retirements; (iii) non-cash impairment losses; (iv) share-based and other compensation expenses; and (v) other items, including but not limited to costs associated with acquisitions, restructuring and other non-cash and one-time charges.

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

Recent Events Related to the COVID-19 Pandemic and Impact on Our Results of Operations, Financial Condition, and Business During the Three Months Ended March 31, 2021.

In March 2020, a National Public Health Emergency was declared in response to the coronavirus, known as COVID-19. As a result, many local, county and state government officials have issued, and continue to issue or reinstate, various mandates and orders to close non-essential businesses, impose travel restrictions, and require “stay-at-home” and/or self-quarantine in certain cases, all in an effort to protect the health and safety of individuals and aimed at slowing and ultimately stopping the spread and transmission of the virus. Accordingly, commencing in March 2020, we started to temporarily close substantially all of our properties and suspended our U.S sales operations and closed such sales offices. In the second quarter of 2020, we began a phased reopening of resorts and resumption of our business activities, but under new operating guidelines and with safety measures. With the anticipated gradual receding of the pandemic, as well as COVID-19 vaccinations becoming more widespread and various restrictions continuing to ease, consumers have started to resume normal activities, including travel and leisure, and more businesses have commenced resuming operations. We plan to continue to reopen our resorts and resume our normal business as conditions permit, but there can be no assurance that such positive trends will continue or that there will not be any increases of new infections or new variants that may impede or reverse recovery and such positive trends.

In response to the impact of the COVID-19 pandemic, we took a variety of actions to ensure the continuity of our business and operations and to secure our liquidity position to provide financial flexibility. These actions include amending certain financial covenant ratios through the third quarter of 2021, as may be needed due to the ongoing and uncertain future impact of the COVID-19 pandemic on our business and operations.

The temporary closure of our resorts and sales centers, and the related suspensions of our operations, as well as various travel and other restrictions, expectedly have had a materially adverse impact on our revenues, net (loss) income and other operating results during the first quarter, as well as our business and operations generally, as more fully discussed below. As discussed in further detail below, substantially all of the unfavorable changes in our operating results during the quarter ended March 31, 2021 as compared to prior periods were a result of the ongoing impact of the COVID-19 pandemic on travel demand.

Outlook

The COVID-19 pandemic has created an unprecedented and challenging time. Our current focus is on continuing to position the Company to be in a sound position from an operational, liquidity, credit access, and compliance perspective for a strong recovery when the impact of COVID-19 subsides. As mentioned above, we have taken several steps to enhance our liquidity and provide financial flexibility. We will continue to assess the evolving COVID-19 pandemic, including the various restrictions on travel, leisure and other activities, and general business operations, and will take additional actions as appropriate.

As of March 31, 2021, approximately 80 percent of our resorts and nearly all of our sales centers are open and currently operating. However, some of our resorts and sales centers are operating in markets with capacity constraints and various safety measures, which are impacting consumer demand for resorts in those markets. Prior to reopening our resorts and sales centers, we introduced the HGV Enhanced Care Guidelines, designed to provide owners, guests and team members with the highest level of cleaning protocols and safety standards recommended by the Center for Disease Control and Prevention and cleaning solutions approved by the Environmental Protection Agency in response to the COVID-19 pandemic. While we plan to continue to reopen our resorts and resume our business as conditions and applicable rules and regulations permit, the pandemic continues to be unprecedented and rapidly changing, and has unknown duration and severity. Further, despite the recent receding of travel and other restrictions in regions and locations where we have a significant concentration of our properties and units and other positive trends with the pandemic, the pandemic continues to adversely impact consumer demand for our resorts in those areas and our business in general.

Accordingly, there remains significant uncertainty as to the continuing degree of impact and duration of the conditions stemming from the ongoing pandemic on our revenues, net income and other operating results, as well as our business and operations generally. Please carefully review the risk factors contained in this quarterly report on Form 10-Q, in Item 1A of our Form 10-K for the year ended December 31, 2020 and those described from time to time in other periodic reports that we file with the SEC for discussions of various factors and uncertainties related to the pandemic that may materially impact us.

Planned Acquisition of Diamond

On March 10, 2021, we and our wholly-owned subsidiary Hilton Grand Vacations Borrower LLC entered into an Agreement and Plan of Merger (“Merger Agreement”) with Dakota Holdings, Inc. (“Diamond”), which is controlled by the investment funds and vehicles managed by affiliates of Apollo Global Management Inc. (“Apollo”) and certain stockholders of Diamond, under which we agreed to acquire Diamond, in a stock transaction with an equity fair value of approximately $1.4 billion as of that date. Under the Merger Agreement, Apollo and other Diamond stockholders will receive approximately 34.5 million shares of our common stock, par value $0.01 per share, subject to customary adjustments. Upon transaction close, existing HGV shareholders will own approximately 72% of the combined company and Apollo will own approximately 28% of the combined company. The transaction has been approved by the Board of Directors for both companies. Consummation of this transaction is subject to customary conditions, including approval from shareholders of both us and Diamond, receipt of any required regulatory approvals and other customary closing condition.

We intend to finance the transaction through a combination of cash on hand, assumption of debt and incremental debt financing. The transaction is anticipated to close during the summer of 2021.

Results of Operations

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

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

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	$	%
Revenues:
Real estate sales and financing	$123	$206	$(83)	(40.3)%
Resort operations and club management	80	104	(24)	(23.1)
Segment revenues	203	310	(107)	(34.5)
Cost reimbursements	35	49	(14)	(28.6)
Intersegment eliminations(1)	(3)	(8)	5	(62.5)
Total revenues	$235	$351	$(116)	(33.0)

(1)	Refer to Note 18: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net (loss) income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	$	%
Net (loss) income	$(7)	$8	$(15)	NM(1)
Interest expense	15	10	5	50.0%
Income tax (benefit) expense	(6)	1	(7)	NM(1)
Depreciation and amortization	11	12	(1)	(8.3)
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	1	—	—
EBITDA	14	32	(18)	(56.3)
Other loss (gain), net	1	(2)	3	NM(1)
Share-based compensation expense(2)	4	(2)	6	NM(1)
Impairment expense	1	—	1	NM(1)
Other adjustment items(3)	22	5	17	NM(1)
Adjusted EBITDA	$42	$33	$9	27.3

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)

For the three months ended March 31, 2021, we recognized share-based compensation expense of $4 million. For the three months ended March, 31, 2020, we recognized a credit to share-based compensation expense of $2 million due to the reversal of $8 million of expense recognized in prior years related to our Performance RSUs which were not expected to achieve certain performance targets.

(3)

For the three months ended March 31, 2021 this amount includes $15 million of acquisition costs associated with the recently announced acquisition of Diamond, $4 million of costs associated with restructuring, and $3 million of other one-time charges and non-cash items. For the three months ended March 31, 2020, this amount includes costs associated with restructuring, one-time charges, and other non-cash items.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$27	$15	$12	NM(1)
Resort operations and club management(1)	42	55	(13)	(23.6)%
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	3	4	(1)	(25.0)
License fee expense	(14)	(22)	8	(36.4)
General and administrative(2)	(16)	(19)	3	(15.8)
Adjusted EBITDA	$42	$33	$9	27.3

(1)	Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)	Excludes segment related share-based compensation, depreciation and other adjustment items.

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

The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	$
Sales of VOIs (deferrals)	$(32)	$(47)	$15
Sales of VOIs recognitions	—	—	—
Net Sales of VOIs (deferrals) recognitions	(32)	(47)	15
Cost of VOI sales (deferrals)(1)	(10)	(13)	3
Cost of VOI sales recognitions	—	—	—
Net Cost of VOI sales (deferrals) recognitions(1)	(10)	(13)	3
Sales and marketing expense (deferrals)	(4)	(7)	3
Sales and marketing expense recognitions	—	—	—
Net Sales and marketing expense (deferrals) recognitions	(4)	(7)	3
Net construction (deferrals) recognitions	$(18)	$(27)	$9

(1)

Includes anticipated Costs of VOI sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete for the three months ended March 31, 2021 and 2020.

Real estate sales and financing segment revenues decreased by $83 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to decreases in sales revenue and marketing revenue as a result of the significant ongoing impact of the COVID-19 pandemic on travel demand. As of March 31, 2021, operations at approximately 20 percent of our properties remain temporarily suspended, and a number of our remaining markets continue to operate under capacity and other constraints, which has led to decreased results.

Real estate sales and financing Adjusted EBITDA increased by $12 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the decrease in cost of VOI sales and real estate operating expenses exceeding the decrease in segment revenues associated with segment performance discussed herein. In addition, real estate sales and financing segment Adjusted EBITDA was impacted by the favorable impact of a $3 million net credit of government assistance from Japan and an employee retention credit granted under the CARES Act, primarily related to payments made to employees as a result of operational closures caused by the COVID-19 pandemic for the three months ended March 31, 2021.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues decreased $24 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to decreases in rental and ancillary revenues as a result of the ongoing impact of the COVID-19 pandemic on travel demand. As of March 31, 2021, operations at approximately 20 percent of our properties remain temporarily suspended, and a number of our remaining markets continue to operate under capacity and other constraints, which has led to decreased results.

Resort operations and club management segment Adjusted EBITDA decreased $13 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the decreases in segment margin associated with segment performance discussed herein.

Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended March 31,		Variance
($ in millions, except Tour flow and VPG)	2021	2020	$	%
Contract sales	$139	$244	$(105)	(43.0)%
Adjustments:
Fee-for-service sales(2)	(56)	(130)	74	(56.9)
Provision for financing receivables losses	(16)	(37)	21	(56.8)
Reportability and other:
Net deferral (recognition) of sales of VOIs under construction(3)	(32)	(47)	15	(31.9)
Fee-for-service sale upgrades, net	2	8	(6)	(75.0)
Other(4)	(4)	18	(22)	NM(1)
Sales of VOIs, net	$33	$56	$(23)	(0.4)
Tour flow	27,948	66,965	(39,017)	(58.3)
VPG	$4,647	$3,506	$1,141	32.5

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(3)	Represents the net impact of deferred revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(4)	Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.

Contract sales decreased $105 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a decrease in tour flow related to the ongoing impact of the COVID-19 pandemic on travel demand. As of March 31, 2021, operations at approximately 20 percent of our properties remain temporarily suspended, and a number of our remaining markets continue to operate under capacity and other constraints, which has led to decreased results.

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	$	%
Sales, marketing, brand and other fees	$53	$106	$(53)	(50.0)%
Less:
Marketing revenue and other fees	21	25	(4)	(16.0)
Commissions and brand fees	32	81	(49)	(60.5)
Sales of VOIs, net	33	56	(23)	(41.1)
Sales revenue	65	137	(72)	(52.6)
Less:
Cost of VOI sales	3	14	(11)	(78.6)
Sales and marketing expense, net(2)	59	125	(66)	(52.8)
Real estate profit (loss)	$3	$(2)	$5	NM(1)
Real estate profit margin	4.6%	(1.5)%

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.

Sales revenue decreased for the three months ended March 31, 2021, compared to the same period in 2020, due to decrease in sales of VOI revenue, commissions and brand fees and related expenses as a result of the ongoing impact of the COVID-19 pandemic on travel demand, as discussed above in the discussion related to contract sales. Cost of VOI sales, and sales and marketing expense, net, decreased consistent with sales revenue decrease.

Real estate profit increased as a result of the decrease in expenses in the three months ended March 31, 2021 as compared to the same period in 2020, was greater than the decrease in revenue for the same period.

Financing

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	$	%
Interest income	$31	$38	$(7)	(18.4)%
Other financing revenue	6	6	—	—
Financing revenue	37	44	(7)	(15.9)
Consumer financing interest expense	7	7	—	—
Other financing expense	6	6	—	—
Financing expense	13	13	—	—
Financing profit	$24	$31	$(7)	(22.6)
Financing profit margin	64.9%	70.5%

Financing revenue decreased $7 million for the three months ended March 31, 2021, compared to the same period in 2020 primarily due to a decrease in the timeshare financing receivables portfolio balance, offset by an increase in revenue resulting from an increase in the related weighted average interest rate for the portfolio from 12.52 percent to 12.59 percent for the three months ended March 31, 2021, compared to the same period in 2020. Financing expense remained flat year over year.

Financing profit decreased for the three months ended March 31, 2021, compared to the same period in 2020 related to the aforementioned decrease in interest income.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	$	%
Club management revenue	$27	$25	$2	8.0%
Resort management revenue	18	19	(1)	(5.3)
Resort and club management revenues	45	44	1	2.3
Club management expense	5	7	(2)	(28.6)
Resort management expense	3	5	(2)	(40.0)
Resort and club management expenses	8	12	(4)	(33.3)
Resort and club management profit	$37	$32	$5	15.6
Resort and club management profit margin	82.2%	72.7%

Resort and club management revenues increased for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to an increase in club management revenue per member, compared to the same period in 2020.

Resort and club management profit increased for the three months ended March 31, 2021, primarily due to a reduction in resort and club management expenses driven by the ongoing impact of the COVID-19 pandemic on travel demand, along with the phased reopening of our resort operations which continued throughout the first quarter of 2021.

Rental and Ancillary Services

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	$	%
Rental revenues	$30	$47	$(17)	(36.2)%
Ancillary services revenues	2	5	(3)	(60.0)
Rental and ancillary services revenues	32	52	(20)	(38.5)
Rental expenses	29	32	(3)	(9.4)
Ancillary services expense	2	5	(3)	(60.0)
Rental and ancillary services expenses	31	37	(6)	(16.2)
Rental and ancillary services profit	$1	$15	$(14)	(93.3)
Rental and ancillary services profit margin	3.1%	28.8%

Rental and ancillary services revenues, expenses, and profit percentage decreased for the three months ended March 31, 2021, compared to the same periods in 2020, due to the ongoing impact of the COVID-19 pandemic on travel demand. As of March 31, 2021, operations at approximately 20 percent of our properties remain temporarily suspended, and a number of our remaining markets continue to operate under capacity and other constraints, which has led to decreased results.

Other Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	$	%
General and administrative	$36	$21	$15	71.4%
Depreciation and amortization	11	12	(1)	(8.3)
License fee expense	14	22	(8)	(36.4)

The change in other operating expenses for the three months ended March 31, 2021, compared to the same period in 2020, is driven by an increase in general and administrative expenses offset by a decrease in license fee expense related to the corresponding decrease in real estate sales revenue. The increase in general and administrative expenses is related to (i) an increase in consulting and legal expenses related to the recently announced acquisition of Diamond, (ii) decrease in salaries and wages from the furloughs and reduction in force consummated in the prior year, and (iii) increase in expense related to Performance RSUs. In the prior year, certain expenses related to Performance RSUs were reversed as the related RSUs were not expected to achieve certain performance targets, resulting in a credit to expense in the prior period.

Non-Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	$	%
Interest expense	$15	$10	$5	50.0%
Equity in (earnings) losses from unconsolidated affiliates	(2)	(3)	1	(33.3)
Other loss (gain), net	1	(2)	3	NM(1)
Income tax (benefit) expense	(6)	1	(7)	NM(1)

The change in non-operating expenses for the three months ended March 31, 2021, compared to the same period in 2020, is primarily due to an increase in interest expense as a result of an increase in related debt, and decrease in income tax expense due to a decrease in income before taxes combined with an increase in the effective tax rate. See Note 14: Income Taxes for additional information.

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

•

In March 2021, we amended our Credit Agreement which amended certain terms related to financial covenants to permit the previously announced proposed acquisition of Dakota Holdings, Inc., pursuant to that certain Agreement and Plan of Merger dated March 10, 2021. The financial covenants were also amended to provide greater flexibility for the Company. The borrowing capacity under the Credit Agreement remained the same. In connection with the amendment, we incurred $1 million in debt issuance costs. We amended our Timeshare Facility to align with our amended Credit Agreement. In addition, we obtained a revolving credit facility commitment in connection with the Merger and incurred $2 million in debt issuance costs which were amortized over the term of the commitment in the first quarter of 2021. This was included in Interest expense in our condensed consolidated statements of operations.

•

As of March 31, 2021, we had total cash and cash equivalents of $505 million, including $105 million of restricted cash. The restricted cash balance relates to escrowed cash from our sales of our VOIs and reserves related to our non-recourse debt.

•

As of March 31, 2021, we have $139 million remaining borrowing capacity under the revolver facility (“Revolver”) which includes $29 million of undrawn borrowing capacity available for letters of credit and $10 million available under short-term borrowings. In addition, we have $450 million remaining borrowing capacity under our Timeshare Facility.

•

We intend to finance the planned acquisition, Merger, as mentioned above in “Planned Acquisition of Diamond,” through a combination of cash on hand, assumption of debt and incremental debt financing. The transaction is anticipated to close during the summer of 2021.

In response to the impact of COVID-19, we have taken a variety of actions to ensure the continuity of our business and operations and to secure our liquidity position to provide financial flexibility. This included amending certain financial covenant ratios through the third quarter of 2021 as may be needed due to the ongoing and uncertain future impact of the COVID-19 pandemic on our business and operations.

As of March 31, 2021, we have approximately 80 percent of our resorts and nearly all of our sales centers open and currently operating. However, some of HGV’s resorts and sales centers are operating in markets with capacity constraints and are subject to various safety measures, which are impacting consumer demand for resorts in those markets. While we plan to continue to reopen our resorts and resume our business as conditions permit, the pandemic continues to be unprecedented and rapidly changing, and has unknown duration and severity.

We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2021, our inventory-related purchase commitments totaled $453 million over 10 years.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	$
Net cash provided by (used in):
Operating activities	$62	$53	$9
Investing activities	(5)	(8)	3
Financing activities	(78)	562	(640)

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

The change in net cash flows provided by operating activities for the three months ended March 31, 2021, compared to the same period in 2020 was primarily due to an increase in proceeds from timeshare financing receivables, partially offset by decreased sources of cash from working capital.

The following table exhibits our VOI inventory spending:

	Three Months Ended March 31,
($ in millions)	2021	2020
VOI spending - owned properties	$15	$17
VOI spending - fee-for-service upgrades(1)	2	8
Purchases and development of real estate for future conversion to inventory	6	5
Total VOI inventory spending	$23	$30

(1)

Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects of $1 million and $5 million recorded in Costs of VOI sales for the three months ended March 31, 2021 and 2020, respectively.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	$
Capital expenditures for property and equipment	$(1)	$(3)	$2
Software capitalization costs	(4)	(5)	1
Net cash used in investing activities	$(5)	$(8)	$3

Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

The change in net cash used in investing activities for the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to a reduction of property and equipment spending.

Financing Activities

The following table summarizes our net cash provided by financing activities:

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	$
Issuance of debt	$—	$495	$(495)
Issuance of non-recourse debt	—	195	(195)
Repayment of debt	(2)	(57)	55
Repayment of non-recourse debt	(69)	(58)	(11)
Debt issuance costs	(3)	—	(3)
Repurchase and retirement of common stock	—	(10)	10
Payment of withholding taxes on vesting of restricted stock units	(5)	(2)	(3)
Proceeds from stock option exercises	2	—	2
Other financing activity	(1)	(1)	—
Net cash (used in) provided by financing activities	$(78)	$562	$(640)

The change in net cash (used in) provided by financing activities for the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to the change in debt borrowings for both our debt, revolving credit facility of $495 million, and non-recourse debt, Timeshare Facility of $195 million, offset by fewer repayments on our debt facilities.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2021:

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$1,162	$12	$827	$300	$23
Non-recourse debt	706	145	328	151	82
Interest on debt(1)	235	74	119	29	13
Operating leases	71	12	26	22	11
Inventory purchase commitments	453	227	172	43	11
Other commitments(2)	11	9	2	—	—
Total contractual obligations	$2,638	$479	$1,474	$545	$140

(1)	Includes interest on our debt and non-recourse debt. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 0.11 percent, subject to a 0.25 percent floor, as of March 31, 2021.
(2)	Primarily relates to commitments related to information technology and brand licensing under the normal course of business.

We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand.  As of March 31, 2021, our inventory-related purchase commitments totaled $453 million over 10 years and we expect to purchase $227 million of these commitments over the next twelve months.

We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $367 million as of March 31, 2021 which primarily consist of escrow and construction related bonds.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of March 31, 2021 consisted of $453 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand and $11 million of other commitments under the normal course of business. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 19: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

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

The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:

Summarized Financial Information

	March 31,	December 31,
($ in millions)	2021	2020
Assets
Cash and cash equivalents	$366	$393
Restricted cash	76	69
Accounts receivable, net - due from non-guarantor subsidiaries	34	25
Accounts receivable, net - due from related parties	5	7
Accounts receivable, net - other	66	77
Timeshare financing receivables, net	232	207
Inventory	626	605
Property and equipment, net	490	490
Operating lease right-of-use assets, net	47	51
Intangible assets, net	80	81
Land and infrastructure held for sale	41	41
Other assets	97	74
Total assets	$2,160	$2,120

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$34	$25
Accounts payable, accrued expenses and other - other	244	235
Advanced deposits	114	117
Debt, net	1,156	1,159
Operating lease liabilities	61	65
Deferred revenues	310	254
Deferred income tax liabilities	118	137
Total liabilities	$2,037	$1,992

Three Months Ended March 31,
($ in millions)	2021
Total revenues - transactions with non-guarantor subsidiaries	$2
Total revenues - other	209
Operating loss	(10)
Net loss	(21)

Subsequent Events

Management has evaluated all subsequent events through April 29, 2021, the date the unaudited condensed consolidated financial statements were available to be issued. The results of management’s analysis indicated no significant subsequent events have occurred that required consideration or adjustment to our disclosures in the unaudited financial statements.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and currency exchange rates. We manage our exposure to these risks by monitoring available financing alternatives and through pricing policies that may take into account currency exchange rates. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of March 31, 2021, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2021	2022	2023	2024	2025	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	12.271%	$70	$95	$98	$100	$98	$269	$730	$770
Fixed-rate unsecuritized timeshare financing receivables	13.131%	28	37	40	42	44	226	417	439
Liabilities:(3)
Fixed-rate debt	4.133%	106	175	139	415	56	142	1,033	1,005
Variable-rate debt(4)	3.750%	8	10	817	—	—	—	835	838

(1)	Weighted-average interest rate as of March 31, 2021.
(2)	Amount excludes unamortized deferred financing costs.
(3)	Includes debt and non-recourse debt.
(4)

Variable-rate debt includes principal outstanding debt of $835 million as of March 31, 2021. See Note 11: Debt & Non-recourse Debt in our unaudited condensed consolidated financial statements for additional information.

Foreign Currency Exchange Rate Risk

Though the majority of our operations are conducted in United States dollar (“U.S. dollar”), we are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from our timeshare financing receivables denominated in Japanese yen and VAT receivables denominated in Mexican pesos, the value of which could change materially in reference to our reporting currency, the U.S. dollar. A 10 percent increase in the foreign exchange rate of the Japanese yen to U.S. dollar would change our gross timeshare financing receivables by less than $1.5 million. A 10 percent change in the foreign exchange rate of the Mexican peso to U.S. dollar would change our VAT receivables by approximately $1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the effectiveness of our internal controls over financial reporting consistent with past practice, particularly in light of the various government mandates and orders of business closures and the resulting remote working conditions as a result of the COVID-19 pandemic.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe an unfavorable outcome is either reasonably possible or remote and/or for which are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2021 will not have a material effect on our unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors

The following represents important changes and updates to the risk factors previously disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”). The risk factors discussed below and the risk factors included in our 2020 Form 10-K are important to understanding our business, operation, results of operations, financial condition, and prospects, especially during the current environment, and our statements generally in this Form 10-Q. Therefore, they should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

In addition, the following risks and those risks described in our 2020 Form 10-K contain forward-looking statements, and they may not be the only risks facing the Company. The future business, results of operations and financial condition of the Company can be affected by the risk factors described in such reports and by other factors currently unknown, that management presently believes not to be material, that management has made certain forward looking projections, estimates or assumptions, or that may rapidly evolve, develop or change, including those that are caused, directly or indirectly, by the COVID-19 pandemic. Any one or more of such factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially from past, or from anticipated future, financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, results of operations and financial condition and the trading price of our common stock. Because of these factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to the Merger

The exchange ratio will not be adjusted for changes in our stock price.

The calculation of the number of shares of our common stock that Diamond common stockholders will receive as consideration in the Merger  (the “exchange ratio”) is pre-determined such that each share of Diamond common stock (other than Appraisal Shares (as defined in the Merger Agreement), treasury shares, and shares owned directly or indirectly by Diamond) is currently expected to be converted into the right to receive 0.32066 shares of our common stock in connection with the Merger (based on calculations as of April 9, 2021), subject to certain adjustments as a result of changes in certain liabilities and other items between signing and closing of the Merger. This exchange ratio will not be adjusted for changes in the market price of our common stock between the date of signing the Merger Agreement and completion of the Merger.

Changes in the price of our common stock before the closing of the Merger will affect the market value of our common stock that Diamond common stockholders will receive at the closing of the Merger. The price of our common stock at the closing of the Merger may vary from their prices on the date the Merger Agreement was executed and on the date of the special meeting of our stockholders held in connection with the issuance of HGV common stock in the Merger. As a result, the value represented by the exchange ratio will also vary.

These variations could result from changes in the business, operations or prospects of Diamond or HGV before or following the Merger, regulatory considerations, general market and economic conditions and other factors both within and beyond our and Diamond’s control. The Merger may be completed a considerable period after the date of the special meeting. Therefore, at the time of the special meeting, stockholders will not know with certainty the value of the shares of our common stock that will be issued upon completion of the Merger.

We are subject to various uncertainties and contractual restrictions, including the risk of litigation, while the Merger is pending, which may cause disruption and may make it more difficult to maintain relationships with employees, suppliers, vendors, customers or others.

Uncertainty about the effect of the Merger on relationships with our employees, suppliers, vendors, customers, or others may have an adverse effect on us. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair Diamond’s and our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause suppliers, vendors, customers, and others that deal with us to seek to change, not renew or discontinue existing business relationships with us.

Employee retention and recruitment may be challenging before the completion of the Merger, as employees and prospective employees may have uncertainty about their future roles with HGV after the Merger. If, despite our retention and recruiting efforts, key employees depart or prospective key employees are unwilling to accept employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be adversely affected.

The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.

In addition, the Merger Agreement restricts us and Diamond, without the other party’s consent, from making certain acquisitions and taking other specified actions until the Merger closes or the Merger Agreement terminates. These restrictions may prevent us and Diamond from pursuing otherwise attractive business opportunities and making other changes to our respective businesses before completion of the Merger or termination of the Merger Agreement.

One of the conditions to the closing of the Merger is the absence of any judgment, order, decree, statute, law, ordinance, rule or regulation, having been entered, enacted, promulgated, enforced or issued by any court or other governmental entity of competent jurisdiction or other legal restraint or prohibition that prevents the consummation of the Merger. Accordingly, while no litigation specific to the Merger has been commenced, it is possible that such litigation may commence, and in any such litigation if any of the plaintiffs is successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from being completed, or delay it from being completed within the expected time frame.

Failure to complete the Merger could negatively impact our stock price and the future of our business and financial results.

If the Merger is not completed, our ongoing business may be adversely affected, and we may be subject to several risks, including the following:

•	being required to pay a termination fee to Diamond under certain circumstances as provided in the Merger Agreement;

•	having to pay certain costs relating to the Merger, such as legal, accounting, financial advisor and other fees and expenses;

•	our common stock price could decline to the extent that the current market price reflects a market assumption that the Merger will be completed; and

•	having had the focus of our senior management on the Merger instead of on pursuing other opportunities that could have been beneficial to us and our stockholders.

If the Merger is not completed, we cannot assure you that these risks will not materialize and will not materially adversely affect our business, financial results and stock price.

Our ability to complete the Merger is subject to certain closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could adversely affect us or cause the Merger to be abandoned.

The Merger Agreement contains certain closing conditions, including, among others:

•	the accuracy of the representations and warranties of the other party contained in the Merger Agreement, subject to the qualifications described in more detail herein;

•	the other party having performed in all material respects all obligations required to be performed by it under the Merger Agreement;

•	the absence of a “material adverse effect” impacting the other party;

•	the approval of the stock issuance proposal by the affirmative vote of a majority of the votes cast by holders of our common stock at a stockholders’ meeting duly called and held for such purpose;

•	the absence of any judgment, order, law or other legal restraint by a court or other governmental entity of competent jurisdiction that prevents the consummation of the Merger;

•	the approval for listing by the NYSE of the shares of our common stock issuable in the Merger;

•	the termination or expiration of any applicable waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•

the receipt of all authorizations, consents, orders or approvals of, or declarations or filings with, or expirations of waiting periods imposed by, the Mexican Federal Economic Competition Commission under the Mexican Federal Economic Competition Law and the Federal Competition Authority under the Austrian Cartel Act and the Competition Act;

•	certain ancillary agreements having been delivered and not having been rescinded or repudiated by certain parties; and

•	the absence of defaults under Diamond’s unsecured notes and absence of defaults and sufficient availability under Diamond’s warehouse facilities.

We cannot assure you that the various closing conditions will be satisfied, or that any required conditions will not materially adversely affect us following the Merger or will not result in the abandonment or delay of the Merger.

Any delay in completing the Merger may reduce or eliminate the benefits that we expect to achieve.

The Merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect the completion of the Merger. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the Merger could cause us not to realize some or all of the synergies that we expect to achieve if the Merger is successfully completed within the expected time frame.

Our directors and executive officers may have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally.

Certain of our directors and executive officers negotiated the terms of the Merger Agreement, and our board of directors unanimously recommended that our stockholders vote in favor of the proposals to be presented to our stockholders at the special meeting. These directors and executive officers may have interests in the Merger that are different from, or in addition to, those of our stockholders. These interests include the continued employment of our executive officers after the Merger, the continued service of all of our directors following the Merger, and other rights held by our directors and executive officers. Our stockholders should be aware of these interests when they consider our board of directors’ recommendation that they vote in favor of the stock issuance proposal and the other proposals to be voted upon at the special meeting.

Our board of directors was aware of these potential interests and considered them in making its recommendations to approve the stock issuance proposal and the other proposals to be voted upon at the special meeting.

The opinion obtained by our board of directors from its financial advisor does not and will not reflect changes in circumstances after the date of such opinion.

On March 9, 2021, BofA Securities, Inc. (“BofA Securities”) delivered an opinion to our board of directors that, as of the date of such opinion, and based upon and subject to the assumptions, limitations, qualifications and conditions described in BofA Securities’ opinion, the Merger consideration was fair, from a financial point of view, to HGV. Changes in the operations and prospects of Diamond or HGV, general market and economic conditions and other factors that may be beyond our control, and on which the opinions of BofA Securities was based, may alter our or Diamond’s value or the price at which shares of our common stock are traded by the time the Merger is completed. We have not obtained, and we do not expect to request, an updated opinion from our financial advisor. BofA Securities’ opinion does not speak to the time when the Merger will be completed or to any date other than the date of such opinion. As a result, the opinion does not and will not address the fairness, from a financial point of view, of the Merger consideration to be paid by us in the Merger pursuant to the Merger Agreement at the time the Merger is completed or at any time other than the date when opinion was rendered.

Risks if the Merger is Completed

We may not be able to integrate successfully and many of the anticipated benefits of combining us and Diamond may not be realized.

We entered into the Merger Agreement with the expectation that the Merger will result in various benefits, including, among other things, operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the businesses of HGV and Diamond can be integrated in an efficient and effective manner.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Merger. Our results of operations could also be adversely affected by any issues attributable to Diamond’s operations that arise or are based on events or actions that occur before the closing of the Merger. We may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected net income and could adversely affect our future business, financial condition, operating results and prospects.

Furthermore, we have agreed with Hilton Worldwide Inc. (“Hilton”) to develop a mutually agreeable plan pursuant to which the Diamond properties are to be operated during the integration period, and with respect to those Diamond properties that will not be converted to our brand. If we fail to develop such a plan with Hilton, such properties may remain subject to a number of restrictions related to how they are operated, and such restrictions may reduce the efficiencies anticipated in connection with the Merger.

We will take on additional indebtedness to finance the Merger, which could adversely affect our business, financial condition and results of operations, including by decreasing our business flexibility, as well as our ability to meet payment obligations under our indebtedness.

In connection with the completion of the Merger, we intend to significantly increase our level of indebtedness. Our increased level of debt, together with certain covenants and restrictions that will be imposed on us in connection with incurring this indebtedness, will, among other things: (a) require us to dedicate a larger portion of our cash flow from operations to servicing and repayment of debt; (b) reduce funds available for strategic initiatives and opportunities, dividends, share repurchases, working capital and other general corporate needs; (c) limit our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business, industry and economic conditions and increase borrowing costs; (d) create competitive disadvantages relative to other companies with lower debt levels and (e) increase our vulnerability to the impact of adverse economic and industry conditions. These covenants and restrictions may limit how our business is conducted. We may not be able to maintain compliance with these covenants and restrictions and, if we fail to do so, we may not be able to obtain waivers thereto and/or amend these covenants and restrictions. Our failure to comply with the covenants and restrictions could result in an event of default, which, if not cured or waived, could result in our being required to repay such indebtedness before its due date or to have to negotiate amendments to or waivers thereof, which may have unfavorable terms or result in the incurrence of additional fees and expenses.

Our ability to make scheduled cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future, which, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, including the continued adverse impact of the COVID-19 pandemic on our business, that are beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness.

In addition, our credit ratings will impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings will reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations on a combined basis with Diamond. Downgrades in our ratings could adversely affect our businesses, cash flows, financial condition, operating results and share and debt prices, as well as our obligations with respect to our capital efficient inventory acquisitions.

Following the completion of the Merger, our vacation ownership business will depend on the quality and reputation of the brands associated with the portfolios of each of HGV and Diamond, and any deterioration in the quality or reputation of these brands could adversely affect our market share, reputation, business, financial condition and results of operations.

Following completion of the Merger, we intend to offer vacation ownership products and services under the Hilton Vacation Club brand, a new upscale HGV sub-brand that will consist of rebranded Diamond properties, all pursuant to the Amended and Restated License Agreement with Hilton ( the “A&R Hilton license agreement”). If the quality of any of these brands deteriorates, or the reputation of these brands declines, including as the result of actions by Hilton, our market share, reputation, business, financial condition or results of operations could be materially adversely affected. See “Risks Related to our Relationship with Hilton” below.

The maintenance and refurbishment of vacation ownership properties depends on maintenance fees paid by the owners of VOIs.

The maintenance fees that are levied on owners of our and Diamond’s VOIs by property owners’ association boards are used to maintain and refurbish the vacation ownership properties, to maintain reserves for capital expenditures, and to keep the properties in compliance with applicable brand standards. Property owners’ association boards may elect to not levy sufficient maintenance fees, or owners of VOIs may fail to pay their maintenance fees for reasons such as financial hardship, dissatisfaction with the Merger or because of damage to their VOIs from natural disasters such as hurricanes. In these circumstances, not only could our and Diamond’s management fee revenue be adversely affected, but the vacation ownership properties could fall into disrepair and fail to comply with applicable brand standards. If a resort fails to comply with applicable brand standards, Hilton could terminate our right under the A&R Hilton license agreement to use its trademarks at the non-compliant resort, which could result in the loss of management fees, decreased customer satisfaction and impairment of our ability to market and sell products at the non-compliant locations. See “Risks Related to Our Relationship with Hilton” below.

If maintenance fees at our or Diamond’s resorts are required to be increased, our or Diamond’s products could become less attractive and our or Diamond’s business could be harmed.

The maintenance fees that are levied on owners of our and Diamond’s VOIs by property owners’ association boards may increase as the costs to maintain and refurbish the vacation ownership properties, to maintain reserves for capital expenditures, and to keep the properties in compliance with brand standards increase. A similar situation may arise with respect to fees imposed on owners of VOIs with respect to new properties added to our portfolio following the completion of the Merger. Increased maintenance fees could make our or Diamond’s products less desirable, which could have a negative impact on sales of our or Diamond’s products and could also cause an increase in defaults with respect to our or Diamond’s vacation ownership notes receivable portfolio.

We will incur substantial transaction costs in connection with the Merger.

We expect to incur a number of non-recurring expenses both before and after completing the Merger, including fees for third party legal, investment banking and advisory services, the costs and expenses of filing, printing and mailing our merger proxy statement and all filing and other fees paid to the SEC in connection with the Merger, obtaining necessary consents and approvals and combining the operations of the two companies. These fees and costs will be substantial. Additional unanticipated costs may be incurred in our integration of Diamond. Although it is expected that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction related costs over time, this net benefit may not be achieved in the near term, or at all. Further, if the Merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the Merger.

Our stockholders will have a reduced ownership and voting interest after the completion of the Merger and will exercise less influence over management of us as compared to currently.

Our stockholders currently have the right to vote in the election of the board of directors and on other matters affecting us. Upon the completion of the Merger, each Diamond stockholder who receives shares of our common stock will become our stockholder. It is currently expected that the former Diamond stockholders as a group will receive shares in the Merger constituting approximately 28% of the shares of our common stock on a fully diluted basis immediately after the completion of the Merger. As a result, our current stockholders as a group will own approximately 72% of the shares of our common stock on a fully diluted basis immediately after the completion of the Merger. Because of this, our stockholders will have less influence on the management and policies of the combined company than they now have on the management and policies of us prior to the Merger.

Our future results will suffer if we do not effectively manage our expanded operations following the completion of the Merger.

Following the completion of the Merger, the size of our business will increase significantly beyond the current size of either our or Diamond’s current operations. Our future success depends, in part, upon our ability to manage this expanded business, including in non-US jurisdictions where we do not currently have operations, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may also need to obtain approvals of developers or HOAs in various instances to include additional resorts in the multi-resort trusts marketed, sold and managed by Diamond (the “Diamond Collections”) or increase maintenance fees or impose additional requirements in order to meet our brand and operating standards. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the transactions. In addition, there will be increased compliance and regulatory risk as a result of the expanded size of our business.

We may not be able to retain our and/or Diamond personnel successfully after the Merger is completed.

The success of the Merger will depend in part on our ability to retain the talents and dedication of key employees currently employed by us and Diamond. It is possible that these employees may decide not to remain with us or Diamond, as applicable, while the Merger is pending or with us after the Merger is consummated.

If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating Diamond to hiring suitable replacements, all of which may cause our business to suffer. In addition, we may not be able to locate suitable replacements for any key employees who leave either company, or offer employment to potential replacements on reasonable terms.

We and Diamond may be subject to complaints, litigation or reputational harm due to dissatisfaction with, or concerns related to, the Merger from our current owners.

Our current owners may be concerned about the actual or perceived impact of the Merger on their VOIs, including related to a reduced quality of resorts and product offerings due to the increased size of the business and addition of new owners, or increase or change in HOA or other fees. Diamond’s current owners may have similar concerns related to a decline in the quality of product offerings or increase in fees as a result of the Merger and increase in size of the business. Complaints or litigation brought by existing owners following the completion of the Merger could harm our reputation, discourage potential new owners and adversely impact our results of operations.

Risks Related to Diamond’s Business

The COVID-19 pandemic has impacted, and will likely continue to have a significant adverse impact on, the business, financial condition and results of operations of Diamond for the foreseeable future.

Tourism and travel-related industries continue to face significant disruption as a result of the COVID-19 pandemic. It may be an extended period of time before the business operations of Diamond and its affiliates return to full operational capacity or occupancy, particularly if there remains lingering actual and/or perceived concern and perception of significant transmission and infection risk due to the COVID-19 pandemic. Diamond has implemented new social distancing, hygiene protocols, and enhanced cleaning measures at its resorts, sales centers, and corporate offices in accordance with guidelines from federal, state and local authorities. Diamond and its subsidiaries’ management implemented and trained team members on the “Diamond Standard of Clean.” These measures, which are intended to protect human life, may result in additional costs, operational inefficiencies, and fewer revenue opportunities.

As a result of the COVID-19 pandemic and the various governmental mandates and orders for business closure, Diamond temporarily closed operations at substantially all of their resorts and closed substantially all of their sales centers. With the lifting or easing of such restrictions in certain locations in the United States, Diamond has re-opened the majority of its resorts and sales centers, albeit at reduced capacity levels and revenue has not returned to pre-pandemic levels. However, any re-opening of the resorts may be delayed, interrupted or reversed depending on government orders or recommendations or based on assessments of the state of the pandemic. It may be an extended period of time before the resorts return to pre-pandemic operational capacity or occupancy, particularly if there remains lingering actual and/or perceived concern and perception of significant transmission and infection risk due to the COVID-19 pandemic.

Any sustained materially adverse impact on Diamond’s revenues, net income and other operating results due to the impact of the COVID-19 pandemic could cause Diamond to breach its operating and financial covenants under certain of its debt obligations, which may mean lenders have the right to terminate their commitments under certain debt agreements and declare outstanding loans immediately due and payable.

Diamond operates in a number of locations outside the United States and is subject to certain additional risks related to international operations that are not applicable to our current business.

Diamond manages resorts in and sells VOIs in countries outside of the United States, including in Mexico, Canada, the United Kingdom and several countries in the European Union, which are subject to a number of risks, including compliance with local regulations and laws, regulations restricting the sale of VOIs, compliance with anti-corruption laws and regulations such as the Foreign Corrupt Practices Act, exposure to local economic conditions, potential adverse changes in the political or economic relation of foreign countries with the United States, withholding and restrictions on taxes and fluctuations in foreign currency exchange rates. Diamond is and may in the future be subject to litigation in foreign jurisdictions.

In Mexico, the developer of certain of Diamond’s resorts have agreed to requirements that they consider themselves as Mexican nationals with respect to certain property and agree to not invoke the protection of their governments in matters relating to the property. Generally, rules in Mexico limit ownership of land near Mexico’s borders and beaches to Mexican citizens and companies, unless granted the right by the Mexican government. If the developer of Diamond’s resort in Mexico fails to comply with the agreement with the Mexican government, it would forfeit the land back to Mexico.

We do not currently have operations in several of the non-US jurisdictions in which Diamond operates and may lack knowledge or familiarity with the rules and regulations, as well as experience and resources, related to operating such business in these countries.

Interests in Diamond’s resorts are offered through a trust system, which is subject to a number of regulatory and other requirements.

The Diamond Collections located in the United States are alternatives to traditional deeded timeshare ownership, inasmuch as they create a network of available resort accommodations at multiple locations. For those United States-based Diamond Collections, title to the units available through the Diamond Collections is held in a trust or similar arrangement that is administered by an independent trustee (the “Collection Trustee”). A purchaser of a timeshare interest in a Collection does not receive a deeded interest in any specific resort or resort accommodation, but acquires a membership in the timeshare plan which is denominated by an annual or biennial allotment of points. Owners of Diamond’s timeshare interests are allowed to use their allocated points to reserve accommodations at the various component site(s)/participating resort(s) within the Diamond Collections, thereby giving the members greater flexibility to plan their vacations. Owners may also elect to reserve accommodations at resorts that are not part of their Collection through Diamond’s exchange programs.

The Diamond Collections are registered pursuant to, exempted from, or otherwise in compliance with, the applicable statutory requirements for the sale of timeshare plans in a growing number of jurisdictions. Such registrations and formal exemption determinations for the Diamond Collections confirm the substantial compliance with the filing and disclosure requirements of the respective timeshare statutes by the developer of the applicable Diamond Collection. It does not constitute the endorsement of the creation, sale, promotion or operation of the Diamond Collections by any regulatory body nor relieve the developer of a Diamond Collection or any affiliates of such developer of any duty or responsibility under other statutes or any other applicable laws. Registration under a respective timeshare act (or other applicable law) is not a guarantee or assurance of compliance with applicable law nor an assurance or guarantee of how any judicial body may interpret the Diamond Collections’ compliance therewith. A determination that specific provisions or operations of the Collections do not comply with relevant timeshare acts or applicable law may have a material adverse effect on the developer, the Collection Trustee and the related non-profit members association for each of the Diamond Collections.

Increased activity by third-party exit companies on Diamond and its owners may cause distractions and adversely impact our integration.

Diamond and other timeshare companies continue to be significantly targeted by organized activities of third parties that actively pursue timeshare owners claiming to provide timeshare interest transfers and/or “exit” services. Any increases in the level of participation by the Diamond owners in response to such overtures and/or delinquencies or defaults with respect to the timeshare loans owed by such owners may disrupt Diamond’s business, affect cash flow from collections on the timeshare loans, and generally adversely affect our integration plans of Diamond. In addition, exit companies may target HGV owners to a greater extent than they already do in light of the proposed Merger with Diamond.

Risks Related to Our Relationship with Hilton

Our future results may suffer if Hilton seeks to modify or terminate the A&R Hilton license agreement.

We are a party to a license agreement with Hilton under which we license substantially all of the trademarks, brand names and intellectual property used in our business. The A&R Hilton license agreement also permits us to utilize the Hilton Honors program, which is a valuable asset for lead generation. These assets are critical to our business and the modification or amendment the A&R Hilton license agreement or any exercise by Hilton of its termination or other rights under the A&R Hilton license agreement will materially impact our business. The termination or amendment of the A&R Hilton license agreement in whole or in part could result in the loss of the right of HGV to use the Hilton brands in our business as currently conducted as well as in connection with our post-combination business, and in related services offered by Hilton, including marketing channels and guest loyalty programs. The loss of such rights will materially harm our business and results of operations and impair our ability to market and sell our VOI products and maintain our competitive position, and will have a material adverse effect on our financial position, results of operations or cash flows. Further, it is likely to be very challenging for us to find or develop a comparable replacement for the Hilton brand and the A&R Hilton license agreement. In addition, we may incur liabilities if any such termination results from our alleged breach of the A&R Hilton license agreement.

If the A&R Hilton license agreement is terminated, we may lose our rights to certain brands developed by us in connection with the integration of the Diamond business.

Pursuant to the A&R Hilton license agreement, Hilton would be the sole owner of certain licensed marks related to new brands associated with the Diamond portfolio that are developed by us in connection with our post-combination business. If, following the completion of the Merger, we default under the A&R Hilton license agreement, we could lose the right to use one or more of such new brands. The loss of these rights and/or certain other related rights could materially adversely affect our ability to generate revenue and profits from the vacation ownership business associated with the Diamond portfolio. The termination of the A&R Hilton license agreement following completion of the Merger would materially harm our combined business and results of operations and impair our ability to market and sell our products and maintain our competitive position.

Our ability to integrate the Diamond business and otherwise expand our business and remain competitive could be harmed if Hilton does not consent to the use of their trademarks in connection with the conversion of Diamond properties and/or new resorts that we may acquire or develop in the future.

Under the terms of the A&R Hilton license agreement, we must obtain Hilton’s approval to use the Hilton brand names and trademarks in connection with the conversion of the Diamond properties to branded properties using the Hilton marks, as well as for the branding of timeshare properties that we acquire or develop in the future. If Hilton does not permit us to use its trademarks in connection with such conversion and integration, or our future development or acquisition plans, or if we cannot come to an agreement with Hilton on how to brand and operate Diamond properties that are not approved by Hilton, our ability to successfully integrate Diamond and otherwise expand our business and remain competitive may be materially adversely affected. The requirement to obtain approval for such conversion and integration of Diamond properties and any future expansion plans, or the need to identify and secure alternative solutions because we cannot obtain such approval, may delay implementation of our integration and/or expansion plans or cause us to incur additional expense related to the branding of our properties.

Our ability to integrate the Diamond business depends on our compliance with the A&R Hilton license agreement, including the “Separate Operations” provisions and certain prohibitions on doing business with competitors. While the parties intend to provide some revisions to the applicable requirements, strict compliance with such provisions will negatively impact the synergies and efficiencies related to the Diamond acquisition.

For now, we have agreed with Hilton to operate the Diamond business as a “Separate Operation” under the A&R Hilton license agreement. Complying with that requirement can be costly and difficult and will likely significantly diminish the efficiencies and synergies that are critical to our successful integration of the Diamond business. In addition, the A&R Hilton license agreement requires Hilton’s approval in connection with our anticipated conversion of the Diamond properties into our branded properties and/or Hilton Vacation Club or another new brand of properties, and the creation of any such new brand also requires Hilton’s consent. While we and Hilton have agreed to modify the Separate Operations requirements, with such modifications to be made in Hilton’s sole discretion, so as to allow us to achieve greater operating efficiency and synergy than currently provided for, any failure of the parties to do so will adversely impact such operating efficiency and synergy. In addition, any failure to obtain Hilton’s approval with respect to the creation of any new brand or the conversion of the Diamond properties into such new brand or existing branded properties will significantly harm our ability to integrate the Diamond business and its properties. If we cannot come to an agreement with Hilton on how to brand and operate Diamond properties that do not currently or will not in the future meet the Hilton brand standards, then we will be required to continue to operate them as separate operations.

In addition, the A&R Hilton license agreement contains a number of prohibitions on us entering into certain agreements and arrangements with competitors of Hilton. As a result of the Merger, we will assume Diamond’s contracts with third parties, a number which are with competitors of Hilton and are prohibited under the A&R Hilton license agreement. The A&R Hilton license agreement provides for a cure period for agreements or arrangements related to the Diamond business that would result in a violation or breach of provisions in the A&R Hilton license agreement. However, to the extent we are not able to terminate such agreements within the cure period or we are unable to obtain a waiver from Hilton, we may breach the A&R Hilton license agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of March 10, 2021, by and among Hilton Grand Vacations Inc., Hilton Grand Vacations Borrower LLC, Dakota Holdings, Inc., and certain stockholders named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 11, 2021).**

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

10.1

Commitment Letter, dated as of March 10, 2021, by and among Hilton Grand Vacations Borrower LLC, Bank of America, N.A, BofA Securities, Inc., Deutsche Bank Securities Inc., Deutsche Bank AG Cayman Islands Branch and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 11, 2021).

10.2

Amended and Restated License Agreement, dated as of March 10, 2021, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 11, 2021).

10.3

Form of Performance and Service-Based Restricted Stock Unit Agreement (for all executive officers other than Mr. Wang)(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 24, 2021). +

10.4

Form of Performance and Service-Based Restricted Stock Unit Agreement (for Mr. Wang)(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 24, 2021). +

10.5	Separation, Waiver and Release Agreement, dated March 19, 2021, between Sherri Silver and Hilton Grand Vacations Inc.* +

10.6

Amendment No. 4 to the Credit Agreement, dated as of March 19, 2021, among Hilton Grand Vacations Parent LLC, Hilton Grand Vacations Borrower LLC, as borrower, Hilton Grand Vacations Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent, collateral agent, swing line lender and L/C issuer thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 25, 2021).

10.7

Amendment No. 17 to Receivables Loan Agreement, effective as of December 18, 2020, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders and Bank of America, N.A., as administrative agent.*

10.8

Amendment No. 18 to Receivables Loan Agreement, effective as of March 22, 2021, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders and Bank of America, N.A., as administrative agent.*

22

List of Issuer Subsidiaries of Guaranteed Securities and Guarantor Subsidiaries (incorporated by reference to Exhibit 22 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on July 30, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit No.	Description

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. HGV agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
+	Compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April 2021.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Executive Vice President and Chief Financial Officer