Form 10-Q
period 2021-06-30
Hilton Grand Vacations Inc.
filed 2021-07-29
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 26, 2021 was 85,752,632.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

1

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$318	$428
Restricted cash	1,462	98
Accounts receivable, net of allowance for doubtful accounts of $19 and $20	220	119
Timeshare financing receivables, net	927	974
Inventory	730	702
Property and equipment, net	508	501
Operating lease right-of-use assets, net	45	52
Investments in unconsolidated affiliates	57	51
Intangible assets, net	80	81
Land and infrastructure held for sale	41	41
Other assets	119	87
TOTAL ASSETS (variable interest entities - $686 and $800)	$4,507	$3,134
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$335	$252
Advanced deposits	117	117
Debt, net	2,431	1,159
Non-recourse debt, net	650	766
Operating lease liabilities	59	67
Deferred revenues	372	262
Deferred income tax liabilities	147	137
Total liabilities (variable interest entities - $654 and $771)	4,111	2,760
Commitments and contingencies - see Note 19
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 85,752,632 shares issued and outstanding as of June 30, 2021 and 85,205,012 shares issued and outstanding as of December 31, 2020	1	1
Additional paid-in capital	212	192
Accumulated retained earnings	183	181
Total equity	396	374
TOTAL LIABILITIES AND EQUITY	$4,507	$3,134

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Sales of VOIs, net	$76	$—	$109	$56
Sales, marketing, brand and other fees	81	13	134	119
Financing	37	43	74	87
Resort and club management	48	39	93	83
Rental and ancillary services	54	5	86	57
Cost reimbursements	38	23	73	72
Total revenues	334	123	569	474
Expenses
Cost of VOI sales	21	(1)	24	13
Sales and marketing	116	61	198	218
Financing	11	13	24	26
Resort and club management	11	6	19	18
Rental and ancillary services	36	24	67	61
General and administrative	44	22	80	43
Depreciation and amortization	12	11	23	23
License fee expense	19	6	33	28
Impairment expense	—	—	1	—
Cost reimbursements	38	23	73	72
Total operating expenses	308	165	542	502
Interest expense	(17)	(12)	(32)	(22)
Equity in earnings from unconsolidated affiliates	4	1	6	4
Other loss, net	(1)	(3)	(2)	(1)
Income (loss) before income taxes	12	(56)	(1)	(47)
Income tax (expense) benefit	(3)	8	3	7
Net income (loss)	$9	$(48)	$2	$(40)
Earnings (loss) per share:
Basic	$0.10	$(0.56)	$0.02	$(0.47)
Diluted	$0.10	$(0.56)	$0.02	$(0.47)

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$2	$(40)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23	23
Amortization of deferred financing costs, contract costs and other	10	9
Provision for financing receivables losses	28	45
Impairment expense	1	—
Other loss, net	2	1
Share-based compensation	18	4
Deferred income tax expense (benefit)	9	(31)
Equity in earnings from unconsolidated affiliates	(6)	(4)
Net changes in assets and liabilities:
Accounts receivable, net	(101)	100
Timeshare financing receivables, net	18	58
Inventory	(29)	(36)
Purchases and development of real estate for future conversion to inventory	(17)	(19)
Other assets	(35)	(33)
Accounts payable, accrued expenses and other	59	(72)
Advanced deposits	—	1
Deferred revenues	110	82
Net cash provided by operating activities	92	88
Investing Activities
Capital expenditures for property and equipment	(4)	(4)
Software capitalization costs	(9)	(11)
Net cash used in investing activities	(13)	(15)
Financing Activities
Issuance of debt	1,350	495
Issuance of non-recourse debt	—	495
Repayment of debt	(55)	(60)
Repayment of non-recourse debt	(118)	(313)
Debt issuance costs	(3)	(6)
Repurchase and retirement of common stock	—	(10)
Payment of withholding taxes on vesting of restricted stock units	(5)	(2)
Proceeds from employee stock plan purchases	1	—
Proceeds from stock option exercises	6	—
Other financing activity	(1)	(1)
Net cash provided by financing activities	1,175	598
Net increase in cash, cash equivalents and restricted cash	1,254	671
Cash, cash equivalents and restricted cash, beginning of period	526	152
Cash, cash equivalents and restricted cash, end of period	$1,780	$823

Supplemental disclosure of non-cash operating activities:
Non-cash transfer from Inventory to Property and Equipment	$—	$301

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	84	$1	$192	$181	$374
Net loss	—	—	—	(7)	(7)
Activity related to share-based compensation	—	—	2	—	2
Balance as of March 31, 2021	84	$1	$194	$174	$369
Net income	—	—	—	9	9
Activity related to share-based compensation	1	—	18	—	18
Balance as of June 30, 2021	85	1	212	183	396

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2019	85	$1	$179	$390	$570
Net income	—	—	—	8	8
Activity related to share-based compensation	—	—	(5)	—	(5)
Repurchase and retirement of common stock	(1)	—	(2)	(8)	(10)
Balance as of March 31, 2020	84	$1	$172	$390	$563
Net loss	—	—	—	(48)	(48)
Activity related to share-based compensation	—	—	8	—	8
Balance as of June 30, 2020	84	$1	$180	$342	$523

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals (“VOIs”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Club”). As of June 30, 2021, we had 62 properties, comprised of 500,968 VOIs, located in the United States (“U.S.”), Japan, the United Kingdom, Italy, Barbados and Mexico. A significant number of our properties and VOIs are concentrated in Florida, Hawaii, Nevada, New York, and South Carolina.

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

Impact of the COVID-19 Pandemic

The novel coronavirus (“COVID-19”) pandemic that started in early 2020 significantly negatively impacted the hospitality, travel and leisure industries due to various mandates and orders to close non-essential businesses, impose travel restrictions, require “stay-at-home” and/or self-quarantine. Such restrictions and directives have resulted in cancellations and significant reductions in travel around the world and caused various other negative global economic conditions. In response to these events, we closed substantially all of our resorts and sales centers during early 2020, but began a phased reopening of resorts and resumption of our business activities during the second quarter of 2020 under new operating guidelines and with enhanced safety measures as mandates and orders for business closures, quarantine and travel restrictions began to ease. With the expectation that the pandemic will continue to recede as COVID-19 vaccinations become more widespread, such mandates and orders have continued to ease, resulting in increasing consumer confidence in resuming normal activities, including travel and leisure, and more businesses resuming normal operations.

Accordingly, the positive trends in leisure travel and stays at our properties have continued. For example, as of June 30, 2021, nearly all of our resorts and sales centers which previously closed due to the COVID-19 pandemic are open and operating, although some are still operating in markets with various capacity constraints, social distancing requirements and other safety measures, which are impacting consumer demand for resorts in those markets. We plan to continue our normal business as conditions permit, but there can be no assurance that such positive trends will continue or that there will not be any increases of new infections or new variants that may impede or reverse recovery and such positive trends.

In response to the impact of COVID-19, we took a variety of actions in 2020 and to date in 2021 to ensure the continuity of our business and operations and to secure our liquidity position to provide financial flexibility. These actions include amending certain financial covenant ratios in the fourth quarter of 2020 through the third quarter of 2021, as may be needed due to the ongoing and uncertain future impact of the COVID-19 pandemic on our business and operations. We also furloughed team members beginning in the second quarter of 2020 and completed a workforce reduction plan in the fourth quarter of 2020 that impacted approximately 1,500 team members. As of June 30, 2021, approximately 500 team members continue to be furloughed.

Prior to re-opening our resorts and sales centers, we introduced the HGV Enhanced Care Guidelines, designed to provide owners, guests and team members with the highest level of cleaning protocols and safety standards recommended by the Center for Disease Control and Prevention and cleaning solutions approved by the Environmental Protection Agency in response to the COVID-19 pandemic.

While we believe that conditions in the hospitality and travel industries continue to reflect the improvement that we saw during the first half of 2021, the pandemic continues to severely impact certain areas outside the United States and be unprecedented and rapidly changing, with unknown duration and severity. Further, various state and local government officials may issue new or revised orders that are different than current ones under which we are operating. Accordingly, there remains significant uncertainty as to the degree of continuing impact and duration of the conditions stemming from the ongoing pandemic on our revenues, net income and other operating results, as well as our business and operations generally.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

On January 1, 2021 we adopted Accounting Standards Update 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S.GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate(“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective as of March 12, 2020 and will apply through December 31, 2022. We are currently evaluating the effect of this ASU but we do not expect it to have a material impact on our consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Real Estate Sales and Financing Segment
Sales of VOIs, net	$76	$—	$109	$56
Sales, marketing, brand and other fees	81	13	134	119
Interest income	31	36	62	74
Other financing revenue	6	7	12	13
Real estate and financing segment revenues	$194	$56	$317	$262

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Resort Operations and Club Management Segment
Club management	$29	$22	$56	$47
Resort management	19	17	37	36
Rental(1)	50	5	80	52
Ancillary services	4	—	6	5
Resort operations and club management segment revenues	$102	$44	$179	$140

(1) Excludes intersegment eliminations. See Note 18: Business Segments for additional information.

Contract Balances

The following table provides information on our accounts receivable from contracts with customers which are included in Accounts receivable, net on our unaudited condensed consolidated balance sheets:

	June 30,	December 31,
($ in millions)	2021	2020
Receivables	$109	$64

The following table presents the composition of our contract liabilities.

	June 30,	December 31,
($ in millions)	2021	2020
Contract liabilities:
Advanced deposits	$117	$117
Deferred sales of VOIs of projects under construction	242	169
Club activation fees, annual dues and other	113	77
Club Bonus Point incentive liability(1)	38	48

(1) Amounts related to the Club Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our unaudited condensed consolidated balance sheets. This liability is comprised of unrecognized revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned for the three and six months ended June 30, 2021 that was included in the contract liabilities balance at December 31, 2020 was approximately $55 million and $90 million, respectively.

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

The following table represents the deferred revenue, cost of VOI sales and direct selling costs from sales of VOIs related to projects under construction as of June 30, 2021:

	June 30,	December 31,
($ in millions)	2021	2020
Sales of VOIs, net	$242	$169
Cost of VOI sales(1)	73	50
Sales and marketing expense	35	25

(1) Includes anticipated Cost of VOI sales related to inventory associated with Sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete.

We expect to recognize the revenue, costs of VOI sales and direct selling costs upon completion of the projects throughout the remainder of 2021.

The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Club Bonus Points as of June 30, 2021:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$117	18 months	Upon customer stays
Club activation fees	62	7 years	Straight-line basis over average inventory holding period
Club Bonus Points	38	24 months	Upon redemption

Note 4: Restricted Cash

Restricted cash was as follows:

	June 30,	December 31,
($ in millions)	2021	2020
Escrow deposits on VOI sales	$85	$69
Reserves related to non-recourse debt(1)	27	29
Escrow deposits for recourse debt(2)	1,350	—
	$1,462	$98

(1) See Note 11: Debt & Non-recourse Debt for further discussion.

(2) In June 2021, we entered into indentures in connection with the issuance of senior notes relating to the recently announced Agreement and Plan of Merger, as amended ("Merger Agreement") with Dakota Holdings, Inc. ("Diamond"). The gross proceeds of the offerings were deposited and will be held in an escrow account until the date that certain escrow conditions are satisfied, which are substantially upon closing of the Merger. See Note 11: Debt & Non-recourse Debt and Note 20: Planned Acquisition for further discussion.

Note 5: Accounts Receivable

The following table represents our accounts receivable, net of allowance for credit losses. Accounts receivable within the scope of ASC 326 are measured at amortized cost.

June 30,
($ in millions)	2021
Fee-for-service commissions(1)	$38
Real estate and financing	31
Resort and club operations	33
Tax receivables	109
Other receivables(2)	9
Total	$220

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

The changes in our allowance for fee-for-service commissions were as follows:

June 30,
($ in millions)	2021
Balance as of December 31, 2020	$18
Current period provision for expected credit losses	4
Write-offs charged against the allowance	(5)
Balance at June 30, 2021	17

Note 6: Timeshare Financing Receivables

Timeshare financing receivables were as follows:

	June 30, 2021
($ in millions)	Securitized	Unsecuritized(1)	Total
Timeshare financing receivables	$684	$446	$1,130
Less: allowance for financing receivables losses	(47)	(156)	(203)
	$637	$290	$927

	December 31, 2020
($ in millions)	Securitized	Unsecuritized(1)	Total
Timeshare financing receivables	$805	$380	$1,185
Less: allowance for financing receivables losses	(63)	(148)	(211)
	$742	$232	$974

(1) Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility ("Timeshare Facility") as well as amounts held as future collateral for securitization activities.

As of June 30, 2021 and December 31, 2020, we had timeshare financing receivables with a carrying value of $36 million and $17 million, respectively, securing the Timeshare Facility in anticipation of future financing activities. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. For the six months ended June 30, 2021, we recorded an adjustment to our estimate of variable consideration of $28 million.

Our timeshare financing receivables as of June 30, 2021 mature as follows:

($ in millions)	Securitized	Unsecuritized	Total
Year
2021 (remaining)	$45	$21	$66
2022	92	38	130
2023	94	41	135
2024	96	44	140
2025	93	47	140
Thereafter	264	255	519
	684	446	1,130
Less: allowance for financing receivables losses	(47)	(156)	(203)
	$637	$290	$927

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

We recognize interest income on our timeshare financing receivables as earned. As of June 30, 2021 and December 31, 2020, we had interest receivable outstanding of $6 million and $7 million, respectively, included in our unaudited condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of June 30, 2021, our timeshare financing receivables had interest rates ranging from 1.5 percent to 21.0 percent, a weighted-average interest rate of 12.62 percent, a weighted-average remaining term of 7.4 years and maturities through 2036.

Our gross timeshare financing receivables balances by average FICO score were as follows:

	June 30,	December 31,
($ in millions)	2021	2020
FICO score
700+	$675	$711
600-699	251	266
<600	35	36
No score(1)	169	172
	$1,130	$1,185

(1) Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details the origination year of our gross timeshare financing receivables by the origination year and average FICO score as of June 30, 2021:

($ in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO score
700+	$97	$101	$176	$118	$78	$105	$675
600-699	31	39	66	43	28	44	251
<600	4	6	9	5	4	7	35
No score(1)	23	29	42	29	14	32	169
	$155	$175	$293	$195	$124	$188	$1,130

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

As of June 30, 2021 and December 31, 2020, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $108 million and $117 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	June 30, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$671	$338	$1,009
31 - 90 days past due	7	6	13
91 - 120 days past due	2	2	4
121 days and greater past due	4	100	104
	$684	$446	$1,130

	December 31, 2020
($ in millions)	Securitized	Unsecuritized	Total
Current	$783	$265	$1,048
31 - 90 days past due	11	9	20
91 - 120 days past due	5	3	8
121 days and greater past due	6	103	109
	$805	$380	$1,185

The changes in our allowance for financing receivables losses were as follows:

	June 30, 2021
($ in millions)	Securitized	Unsecuritized	Total
Balance as of December 31, 2020	$63	$148	$211
Provision for financing receivables losses(1)	(16)	44	28
Write-offs	—	(36)	(36)
Balance as of June 30, 2021	$47	$156	$203

	June 30, 2020
($ in millions)	Securitized	Unsecuritized	Total
Balance as of December 31, 2019	$54	$130	$184
Provision for financing receivables losses(1)	(12)	57	45
Write-offs	—	(19)	(19)
Securitization	36	(36)	—
Balance as of June 30, 2020	$78	$132	$210

(1) Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

Note 7: Inventory

Inventory was comprised of the following:

	June 30,	December 31,
($ in millions)	2021	2020
Completed unsold VOIs	$527	$515
Construction in process	202	186
Land, infrastructure and other	1	1
	$730	$702

The table below presents costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory.

	Six months ended June 30,
($ in millions)	2021	2020
Cost of sales true-up(1)	$4	$5

(1) Costs of sales true-up reduced costs of VOI sales and increased inventory in the periods presented.

Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for service projects.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Cost of VOI sales related to fee-for-service upgrades	$2	$—	$3	$5

Note 8: Property and Equipment

Property and equipment were comprised of the following:

	June 30,	December 31,
($ in millions)	2021	2020
Land	$108	$109
Building and leasehold improvements	253	250
Furniture and equipment	63	65
Construction in progress	225	208
	649	632
Accumulated depreciation	(141)	(131)
	$508	$501

Note 9: Consolidated Variable Interest Entities

As of June 30, 2021 and December 31, 2020, we consolidated four variable interest entities (“VIEs”), respectively, that issued non-recourse debt backed by pledged assets consisting primarily of a pool of timeshare financing receivables which is without recourse to us. We are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we often replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of our VIEs are available to settle the obligations of the respective entities.

Our unaudited condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	June 30,	December 31,
($ in millions)	2021	2020
Restricted cash	$26	$28
Timeshare financing receivables, net	637	742
Non-recourse debt(1)	650	766

(1) Net of deferred financing costs.

During the six months ended June 30, 2021 and 2020, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 10: Investments in Unconsolidated Affiliates

As of June 30, 2021, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holding LLC, respectively, that are deemed as VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. Our investment interests in and equity earned from both VIEs are included in the consolidated balance sheets as Investments in unconsolidated affiliates and in the consolidated statements of operations as Equity in earnings from unconsolidated affiliates, respectively.

Our two unconsolidated affiliates have aggregated debt balances of $425 million and $454 million as of June 30, 2021 and December 31, 2020, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $57 million and $51 million as of June 30, 2021 and December 31, 2020, respectively and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 17: Related Party Transactions for additional information.

Note 11: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	June 30,	December 31,
($ in millions)	2021	2020
Debt(1)
Senior secured credit facilities:
Term loan with a rate of 3.75%, due 2023	$172	$177
Revolver with a weighted average rate of 3.75%, due 2023	610	660
Senior notes with a rate of 6.125%, due 2024	300	300
Senior notes with a rate of 5.000%, due 2029	850	—
Senior notes with a rate of 4.875%, due 2031	500	—
Other debt	27	27
	2,459	1,164
Less: unamortized deferred financing costs and discount(2)(3)	(28)	(5)
	$2,431	$1,159

(1) As of June 30, 2021 and December 31, 2020, weighted-average interest rates were 4.737 percent and 3.357 percent, respectively.

(2) Amount includes deferred financing costs related to our term loan and senior notes of $1 million and $27 million, respectively, as of June 30, 2021 and $1 million and $4 million, respectively, as of December 31, 2020.

(3) Amount does not include deferred financing costs of $3 million and $4 million as of June 30, 2021 and December 31, 2020, respectively, related to our revolving facility included in Other assets in our unaudited condensed consolidated balance sheets.

In March 2021, we amended our Credit Agreement to amend certain terms related to financial covenants to permit the previously announced proposed acquisition of Dakota Holdings, Inc., (“Diamond”), which indirectly owns all of the interests in Diamond Resorts International Inc. (the “Merger”, "Acquisition"), pursuant to that certain Agreement and Plan of Merger dated March 10, 2021. Refer to Note 20: Planned Acquisition for further information regarding the Merger. The borrowing capacity under the Credit Agreement remained the same. In connection with the amendment, we incurred $1 million in debt issuance costs. In addition, we obtained a revolving credit facility commitment in connection with the Merger and incurred $2 million in debt issuance costs which were amortized over the term of the commitment in the first quarter of 2021. This was included in Interest expense in our unaudited condensed consolidated statements of operations.

In June 2021, we entered into indentures in connection with the issuance and sale of senior notes, $850 million aggregate principal amount of 5.00% senior notes due 2029 ("Notes 2029") and $500 million aggregate principal amount of 4.875% senior notes due 2031 ("Notes 2031"). We intend to use the net proceeds from Notes 2029 and Notes 2031 to finance the repayment of certain indebtedness in connection with the Merger. The gross proceeds of the offerings were deposited and will be held in an escrow account until the date that certain escrow conditions are satisfied, which are substantially upon closing of the Merger. As of June 30, 2021, the gross proceeds are included in Restricted cash in our unaudited condensed consolidated balance sheet. In connection with the offerings, we incurred $23 million in debt issuance costs for the notes which are accrued as of June 30, 2021 and included within net cash provided by operating activities in our unaudited condensed consolidated statement of cash flows.

In connection with the Merger, we obtained a financing commitment to provide a new $1.3 billion seven-year secured term loan B facility to fund the repayment of certain existing indebtedness of both HGV and Diamond. The term loan B will be effective and available in a single drawing upon consummation of the Acquisition. As of June 30, 2021, we incurred approximately $3 million in debt issuance costs for term loan B. As of June 30, 2021, these costs are included in Other assets in our unaudited condensed consolidated balance sheet and will be reclassified as debt issuance costs within Debt, net in our unaudited condensed consolidated balance sheet upon the debt issuance.

During the six months ended June 30, 2021, we repaid $55 million (including recurring payments) under the senior secured credit facilities with an interest rate based on one month LIBOR plus 3.50 percent, subject to a 0.25 percent floor.

We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. As of June 30, 2021, we had approximately $172 million of our Term Loan subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on our Term Loan to an average fixed annual rate of 0.53 percent per annum through November 2023. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded as a liability in Accounts payable, accrued expenses and other in our unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. For the six months ended June 30, 2021, we recorded less than $1 million in accumulated other comprehensive loss related to the cash flow hedge.

As of June 30, 2021 and December 31, 2020, we had $1 million of outstanding letters of credit under the revolving credit facility. We were in compliance with all applicable maintenance and financial covenants and ratios as of June 30, 2021.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	June 30,	December 31,
($ in millions)	2021	2020
Non-recourse debt(1)
Securitized Debt with a weighted average rate of 2.711%, due 2028	$87	$106
Securitized Debt with a weighted average rate of 3.602%, due 2032	172	202
Securitized Debt with a weighted average rate of 2.431%, due 2033	183	216
Securitized Debt with a weighted average rate of 3.658%, due 2039	215	251
	657	775
Less: unamortized deferred financing costs(2)	(7)	(9)
	$650	$766

(1) As of June 30, 2021 and December 31, 2020, weighted-average interest rates were 3.176 percent and 3.173 percent, respectively.

(2) Amount relates to Securitized Debt only and does not include deferred financing costs of $2 million and $3 million as of June 30, 2021 and December 31, 2020, respectively, relating to our Timeshare Facility included in Other Assets in our unaudited condensed consolidated balance sheets.

The Timeshare Facility is a non-recourse obligation with a borrowing capacity of $450 million and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of June 30, 2021 and December 31, 2020, we had $450 million remaining borrowing capacity under our Timeshare Facility. In March 2021, we amended our Timeshare Facility to align with our amended Credit Agreement, as described above.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $27 million and $29 million as of June 30, 2021 and December 31, 2020, respectively, and were included in Restricted cash in our unaudited condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of June 30, 2021 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2021 (remaining)	$6	$91	$97
2022	11	168	179
2023	769	158	927
2024	300	76	376
2025	—	79	79
Thereafter	1,373	85	1,458
	$2,459	$657	$3,116

Note 12: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	June 30, 2021
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$927	$—	$1,141
Liabilities:
Debt, net(2)	2,431	1,682	821
Non-recourse debt, net(2)	650	—	611

	December 31, 2020
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$974	$—	$1,248
Liabilities:
Debt, net(2)	1,159	315	871
Non-recourse debt, net(2)	766	—	732

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

Non-recurring fair value measurements

Our assets that are measured at fair value on a non-recurring basis include land and infrastructure held for sale. These assets were measured to their estimated fair value as of December 31, 2020. We utilized the market approach for the land and cost approach for the infrastructure to determine their respective fair values. The fair value determinations involve judgement and are sensitive to key assumptions utilized, including comparative sales for land (level 2) and replacement costs for infrastructure (level 3). As of June 30, 2021 and December 31, 2020, the estimated fair value of these assets were as follows and their carrying values were reflected in Land and infrastructure held for sale in our condensed consolidated balance sheets.

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

We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Rent expense for all operating leases was $5 million for both the three months ended June 30, 2021 and 2020, and $9 million and $10 million for the six months ended June 30, 2021 and 2020, respectively. These amounts include $1 million of short-term and variable lease costs for the three months ended June 30, 2021 and 2020, respectively, and $2 million for the six months ended June 30, 2021 and 2020, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Six months ended June 30,
($ in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9	$9
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	—	5

Supplemental balance sheet information related to operating leases was as follows:

	June 30,	December 31,
	2021	2020
Weighted-average remaining lease term of operating leases (in years)	5.2	5.4
Weighted-average discount rate of operating leases	5.03%	4.95%

The future minimum lease payments under noncancelable operating leases, due in each of the next five years and thereafter as of June 30, 2021, are as follows:

($ in millions)	Operating Leases
Year
2021 (remaining)	8
2022	13
2023	13
2024	11
2025	10
Thereafter	12
Total future minimum lease payments	$67
Less: imputed interest	(8)
Present value of lease liabilities	$59

Note 14: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The estimated annual effective tax rate is determined by the level and composition of pre-tax ordinary income or loss, which is subject to federal, foreign and state and local income taxes. The estimated annual effective tax rate for the six months ended June 30, 2021 and 2020 was approximately 30 percent and 12 percent, respectively. The estimated annual effective tax rate is higher primarily due to the change in earnings mix of our worldwide income through the second quarter of 2021 as compared to the second quarter of 2020. The actual effective tax rate for the six months ended June 30, 2021 and 2020 was approximately 300 percent and 15 percent, respectively. The actual effective tax rate is higher primarily due to the impact of non-recurring discrete items and share-based compensation awards relative to the actual pre-tax loss through the second quarter of 2021 as compared to the second quarter of 2020.

We have considered the income tax accounting and disclosure implications of the relief provided by the American Rescue Plan Act of 2021 enacted on March 11, 2021. As of June 30, 2021, we evaluated the income tax provisions of the American Rescue Plan Act and have determined there to be no effect on either the June 30, 2021 tax rate or the computation of the estimated effective tax rate for the year. We will continue to evaluate the income tax provisions of the American Rescue Plan Act and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have income tax accounting and disclosure implications.

Note 15: Share-Based Compensation

Stock Plan

We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units (“Performance RSUs”) and nonqualified stock options (“Options”) to certain employees and directors. We recognized share-based compensation expense of $14 million and $6 million for the three months ended June 30, 2021 and 2020, respectively, and $18 million and $4 million for the six months ended June 30, 2021 and 2020, respectively. In the prior year, certain expenses related to Performance RSUs were reversed as the related RSUs were not expected to achieve certain performance targets, resulting in a credit to expense in the prior period. As of June 30, 2021, unrecognized compensation costs for unvested awards were approximately $35 million, which is expected to be recognized over a weighted average period of 1.6 years. As of June 30, 2021, there were 4,026,124 shares of common stock available for future issuance under this plan.

Service RSUs

During the six months ended June 30, 2021, we issued 583,077 Service RSUs with a grant date fair value of $38.46, which generally vest in equal annual installments over three years from the date of grant.

Options

During the six months ended June 30, 2021, we issued 542,793 Options with an exercise price of $38.22, which vest over three years from the date of the grant.

The weighted-average grant date fair value of these options was $13.30, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility	34.2%
Dividend yield	0%
Risk-free rate	1.1%
Expected term (in years)	6.0

As of June 30, 2021, we had 1,264,836 Options outstanding that were exercisable.

Performance Shares

During the six months ended June 30, 2021, we issued 124,711 Performance RSUs with a grant date fair value of $38.22. The Performance RSUs are settled at the end of a three-year performance period, with 50 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50 percent of the Performance RSUs are subject to the achievement of certain contract sales targets. We determined that the performance conditions for these awards are probable of achievement and, as of June 30, 2021, we recognized compensation expense based on the number of Performance RSUs we expect to vest.

Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the Plan, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95 percent of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. During the three and six months ended June 30, 2021 and 2020, we recognized less than $1 million of compensation expense related to this plan.

Note 16: Earnings (Loss) Per Share

The following table presents the calculation of our basic and diluted earnings (loss) per share (“EPS”). The weighted average shares outstanding used to compute basic EPS and diluted EPS for the three months ended June 30, 2021 was 85,650,144 and 86,838,601, respectively, and 85,002,791 for the three months ended June 30, 2020. The weighted average shares outstanding used to compute basic EPS and diluted EPS for the six months ended June 30, 2021 were 85,479,870 and 86,539,505, respectively, and 85,258,963 for the six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares outstanding in millions, except per share amounts)	2021	2020	2021	2020
Basic EPS:
Numerator:
Net income (loss)(1)	$9	$(48)	$2	$(40)
Denominator:
Weighted average shares outstanding	86	85	85	85
Basic EPS	$0.10	$(0.56)	$0.02	$(0.47)
Diluted EPS:
Numerator:
Net income (loss)(1)	$9	$(48)	$2	$(40)
Denominator:
Weighted average shares outstanding	87	85	87	85
Diluted EPS	$0.10	$(0.56)	$0.02	$(0.47)

(1) Net income (loss) for the three months ended June 30, 2021 and 2020 was $8,700,776 and $(47,751,330), respectively, and $1,929,361 and $(39,924,584) for the six months ended June 30, 2021 and 2020, respectively.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period. Potentially dilutive shares of 175,635 and 357,912, for the three and six months ended June 30, 2020, respectively, were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share as a result of our net loss position.

For the three and six months ended June 30, 2021, we excluded 788,168 and 568,891, respectively, and 3,027,069 and 2,429,811 for the three and six months ended June 30, 2020, respectively, of share-based compensation awards, because their effect would have been anti-dilutive under the treasury stock method.

Note 17: Related Party Transactions

BRE Ace LLC and 1776 Holding, LLC

We hold a 25 percent ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.”

We hold a 50 percent ownership interest in 1776 Holding, LLC, a VIE, which owns a timeshare resort property and related operations, known as “Liberty Place Charleston, by Hilton Club.”

We record Equity in earnings from our unconsolidated affiliates in our unaudited condensed consolidated statements of operations. See Note 10: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Elara, by Hilton Grand Vacations and Liberty Place Charleston, by Hilton Club. These amounts are summarized in the following table and are included in our unaudited condensed consolidated statements of operations as of the date they became related parties.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Equity in earnings from unconsolidated affiliates	$4	$1	$6	$4
Commissions and other fees	24	4	37	27

We also had $13 million and $7 million of outstanding receivables related to the fee-for-service agreements as of June 30, 2021 and December 31, 2020, respectively.

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

We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.

The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Revenues:
Real estate sales and financing	$194	$56	$317	$262
Resort operations and club management(1)(2)	107	44	187	148
Total segment revenues	301	100	504	410
Cost reimbursements	38	23	73	72
Intersegment eliminations(1)(2)	(5)	—	(8)	(8)
Total revenues	$334	$123	$569	$474

(1) Includes charges to the real estate sales and financing segment from the resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. These charges totaled $5 million for the three months ended June 30, 2021. There were no such charges related to this for three months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, these charges totaled $8 million.

(2) Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for the three and six months ended June 30, 2021 and 2020.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Adjusted EBITDA:
Real estate sales and financing(1)	$45	$(14)	$72	$1
Resort operations and club management(1)	61	15	103	70
Segment Adjusted EBITDA	106	1	175	71
General and administrative	(44)	(22)	(80)	(43)
Depreciation and amortization	(12)	(11)	(23)	(23)
License fee expense	(19)	(6)	(33)	(28)
Other loss, net	(1)	(3)	(2)	(1)
Interest expense	(17)	(12)	(32)	(22)
Income tax (expense) benefit	(3)	8	3	7
Equity in earnings from unconsolidated affiliates	4	1	6	4
Impairment expense	—	—	(1)	—
Other adjustment items(2)	(5)	(4)	(11)	(5)
Net income (loss)	$9	$(48)	$2	$(40)

(1) Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.

(2) For the three and six months ended June 30, 2021 and 2020, this amount includes costs associated with restructuring, one-time charges and other non-cash items included within our reportable segments.

Note 19: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2021, we were committed to purchase approximately $436 million of inventory and land over a period of 10 years and $10 million of other commitments in the normal course of business. Additionally, we have committed to develop additional vacation ownership units at an existing resort in Japan. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the six months ended June 30, 2021 and 2020, we completed $18 million and $9 million, respectively, of purchases required under our inventory-related purchase commitments. As of June 30, 2021, our remaining obligation pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2021 (remaining)	2022	2023	2024	2025	Thereafter	Total
Inventory purchase obligations	$209	$114	$58	$40	$3	$12	$436
Other commitments(1)	7	3	—	—	—	—	10
Total	$216	$117	$58	$40	$3	$12	$446

(1) Primarily relates to commitments related to information technology and brand licensing in the normal course of business.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe that possible losses derived from an unfavorable outcome that is reasonably possible is not reasonably estimable. While the actual results of claims and litigation cannot be predicted with certainty, we expect that the resolution of all pending or threatened claims and litigation as of June 30, 2021, will not materially affect our unaudited condensed consolidated financial statements.

Note 20: Planned Acquisition

On March 10, 2021, we and our wholly-owned subsidiary Hilton Grand Vacations Borrower LLC entered into an Agreement and Plan of Merger, as amended (“Merger Agreement”), with Dakota Holdings, Inc. (“Diamond”), which is controlled by certain investment funds and vehicles managed by affiliates of Apollo Global Management Inc. (“Apollo”) and certain stockholders of Diamond, under which we agreed to acquire Diamond, in a stock transaction with an equity fair value of approximately $1.4 billion as of that date. Under the Merger Agreement, Apollo and other Diamond stockholders are expected to receive approximately 34.7 million shares (based on calculations as of June 1, 2021) of our common stock, par value $0.01 per share, subject to customary adjustments. Upon transaction close, existing HGV stockholders are expected to own approximately 72% of our shares of common stock on a fully-diluted basis and Apollo is expected to own approximately 28% of our shares of common stock on a fully-diluted basis. The transaction has been approved by the Board of Directors for both companies. Consummation of this transaction is subject to customary conditions, including approval from stockholders of both us and Diamond, receipt of any required regulatory approvals and other customary closing conditions.

We intend to finance the transaction through a combination of cash on hand, assumption of debt and incremental debt financing. As of June 30, 2021, we have entered into debt agreements to provide incremental financing. See Note 11: Debt & Non-recourse Debt for further discussion. The transaction is expected to close in August 2021.

Note 21: Subsequent Events

As disclosed in our press release issued on July 28, 2021 and in our Current Report on Form 8-K filed with the SEC on July 28, 2021, at a special meeting held on the same day, our stockholders voted to approve the issuance of our common stock in connection with the proposed acquisition of Diamond. The transaction is expected to close in early August 2021, and remains subject to customary closing conditions.

In July 2021, we also executed the following transactions:

•
we entered into an Amendment to the Purchase and Sale Agreement (the “Amendment”) for the Central at 5th by Hilton Club development project. The Amendment shifted the timing of payments of our inventory purchase obligations for the project from 2021 and 2022 to 2023. Additionally, we completed the purchase of the first phase of timeshare units for $53 million
•
we borrowed $96 million under our Timeshare Facility to finance the repayment of certain indebtedness in connection with the Merger
•
we terminated the waiver period obtained in December 2020 for certain financial covenants required under our Credit Agreement.

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

For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented and updated by the risk factors discussed in “Part II-Item 1A. Risk Factors” of this Report, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and those described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.

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

Overview

Our Business

We are a timeshare company that markets and sells VOIs, manages resorts in top leisure and urban destinations, and operates a points-based vacation club. As of June 30, 2021, we have 62 properties, representing 500,968 VOIs, that are primarily located in vacation destinations such as Orlando, Las Vegas, the Hawaiian Islands, New York City, Washington D.C., South Carolina, Barbados and Mexico and feature spacious, condominium-style accommodations with superior amenities and quality service. As of June 30, 2021, we have approximately 328,500 Hilton Grand Vacations Club and Hilton Club (collectively the “Club”) members. Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 6,500 properties, as well as numerous experiential vacation options, such as cruises and guided tours. Our business has been and continues to be adversely impacted by the COVID-19 pandemic and its effects on the global economy, including the various government orders and mandates for closures of non-essential businesses. Please see, “Recent Events Related to the COVID-19 Pandemic and Impact on Our Results of Operations, Financial Condition, and Business During the Three and Six Months Ended June 30, 2021” and other discussions throughout this Report for additional information regarding such impacts.

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

For the six months ended June 30, 2021, sales from fee-for-service, just-in-time and developed inventory sources were 41 percent, 25 percent and 34 percent, respectively, of contract sales. See “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $10 billion at current pricing.

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

We sell our vacation ownership products under the Hilton Grand Vacations brand primarily through our distribution network of both in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico and the Asia-Pacific region. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have sales distribution centers in Las Vegas, Orlando, Oahu, Japan, New York, Myrtle Beach, Waikoloa, Washington D.C., Hilton Head, Park City, Chicago, Korea, Carlsbad and Los Cabos. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton and are frequent leisure travelers. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the six months ended June 30, 2021, 65 percent of our contract sales were to our existing owners.

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 4 percent to 18 percent per annum. Financing propensity was 66 percent and 63 percent for the six months ended June 30, 2021 and 2020, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for new loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Six Months Ended June 30,
	2021	2020
Weighted-average FICO score	738	735

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

Resort Operations and Club Management

We enter into management agreements with the HOAs of the timeshare resorts developed by us or a third party. Each of the HOAs is governed by a board of directors comprised of owner and developer representatives that are charged with ensuring the resorts are well-maintained and financially stable. Our management services include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets and projections and employee training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee equal to 10 percent to 15 percent of the costs to operate the applicable resort. The fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses and our management fees are unaffected by changes in rental rate or occupancy. We are reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The initial term of our management agreements typically ranges from three to five years and the agreements are subject to periodic renewal for one to three-year periods. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term.

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

Key Business and Financial Metrics and Terms Used by Management

Real Estate Sales Operating Metrics

We measure our performance using the following key operating metrics:

•
Contract sales represents the total amount of VOI products (fee-for-service and developed) under purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price. Contract sales differ from revenues from the Sales of VOIs, net that we report in our unaudited condensed consolidated statements of operations due to the requirements for revenue recognition, as well as adjustments for incentives. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business and is used to manage the performance of the sales organization. While we do not record the purchase price of sales of VOI products developed by fee-for-service partners as revenue in our unaudited condensed consolidated financial statements, rather recording the commission earned as revenue in accordance with U.S. GAAP, we believe contract sales to be an important operational metric, reflective of the overall volume and pace of sales in our business and believe it provides meaningful comparability of our results to the results of our competitors which may source their VOI products differently.

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

Recent Events Related to the COVID-19 Pandemic and Impact on Our Results of Operations, Financial Condition, and Business During the Three and Six Months Ended June 30, 2021.

In March 2020, a National Public Health Emergency was declared in response to the coronavirus, known as COVID-19. As a result, many local, county and state government officials have issued, and continue to issue or reinstate, various mandates and orders to close non-essential businesses, impose travel restrictions, and require “stay-at-home” and/or self-quarantine in certain cases, all in an effort to protect the health and safety of individuals and aimed at slowing and ultimately stopping the spread and transmission of the virus. Accordingly, commencing in March 2020, we started to temporarily close substantially all of our properties and suspended our U.S sales operations and closed such sales offices. In the second quarter of 2020, we began a phased reopening of resorts and resumption of our business activities, but under new operating guidelines and with safety measures as mandates and orders for business closures, quarantine and travel restrictions began to ease. With the expectation that the pandemic will continue to recede as COVID-19 vaccinations become more widespread, such mandates and orders have continued to ease, resulting in increasing consumer confidence in resuming normal activities, including travel and leisure, and more businesses resuming normal operations. We plan to continue our normal business as conditions permit, but there can be no assurance that such positive trends will continue or that there will not be any increases of new infections or new variants that may impede or reverse recovery and such positive trends.

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

The temporary closure of our resorts and sales centers, and the related suspensions of our operations, as well as various travel and other restrictions, expectedly have had a materially adverse impact on our revenues, net income (loss) and other operating results during the first six months of 2021, as well as our business and operations generally, as more fully discussed below. As discussed in further detail below, substantially all of the changes in our operating results during the three and six months ended June 30, 2021 were a result of the impact of the COVID-19 pandemic on travel demand.

Outlook

The COVID-19 pandemic has created an unprecedented and challenging time, including for our business and industry. Our current focus is on continuing to position the Company to be in a sound position from an operational, liquidity, credit access, and compliance perspective for a strong recovery as the impact of COVID-19 subsides. As mentioned above, we have taken several steps to enhance our liquidity and provide financial flexibility. We will continue to assess the evolving COVID-19 pandemic, including the various restrictions on travel, leisure and other activities, and general business operations, and will take additional actions as appropriate.

As of June 30, 2021, nearly all of our resorts and sales centers which previously closed due to the COVID-19 pandemic are open and operating, although some are still operating in markets with various capacity constraints, social distancing requirements and other safety measures, which are impacting consumer demand for resorts in those markets. Prior to reopening our resorts and sales centers, we introduced the HGV Enhanced Care Guidelines, designed to provide owners, guests and team members with the highest level of cleaning protocols and safety standards recommended by the Center for Disease Control and Prevention and cleaning solutions approved by the Environmental Protection Agency in response to the COVID-19 pandemic. We plan to continue our normal business as conditions permit, but there can be no assurance that such positive trends will continue or that there will not be any increases in new infections or new variants that may impede or reverse recovery and such positive trends.

While we hope that conditions in the hospitality and travel industries continue to reflect the improvement that we saw during the first half of 2021, the pandemic continues to severely impact certain areas outside the United States and be unprecedented and rapidly changing, with unknown duration and severity. Further, various state and local government officials may issue new or revised orders that are different than current ones under which we are operating. Accordingly, there remains significant uncertainty as to the continuing degree of impact and duration of the conditions stemming from the ongoing pandemic on our revenues, net income and other operating results, as well as our business and operations generally. Please carefully review the risk factors contained in this quarterly report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, in Item 1A of our Form 10-K for the year ended December 31, 2020 and those described from time to time in other periodic reports that we file with the SEC for discussions of various factors and uncertainties related to the pandemic that may materially impact us.

Planned Acquisition of Diamond

On March 10, 2021, we and our wholly-owned subsidiary Hilton Grand Vacations Borrower LLC entered into an Agreement and Plan of Merger, as amended (“Merger Agreement”), with Dakota Holdings, Inc. (“Diamond”), which is controlled by certain investment funds and vehicles managed by affiliates of Apollo Global Management Inc. (“Apollo”) and certain stockholders of Diamond, under which we agreed to acquire Diamond, in a stock transaction with an equity fair value of approximately $1.4 billion as of that date. Under the Merger Agreement, Apollo and other Diamond stockholders will receive approximately 34.7 million shares (based on calculations as of June 1, 2021) of our common stock, par value $0.01 per share, subject to customary adjustments. Upon transaction close, existing HGV stockholders will own approximately 72% of our shares of common stock on a fully-diluted basis and Apollo will own approximately 28% of our shares of common stock on a fully-diluted basis. The transaction has been approved by the board of directors for both companies. Consummation of this transaction is subject to customary conditions, including approval from stockholders of both us and Diamond, receipt of any required regulatory approvals and other customary closing condition.

We intend to finance the transaction through a combination of cash on hand, assumption of debt and incremental debt financing. As of June 30, 2021, we have entered into debt agreements to provide incremental financing. See Note 11: Debt & Non-recourse Debt and "Liquidity and Capital Resources" below for further discussion. The transaction is expected to close in August 2021.

Results of Operations

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

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

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	$	%	2021	2020	$	%
Revenues:
Real estate sales and financing	$194	$56	$138	NM(1)	$317	$262	$55	21.0%
Resort operations and club management	107	44	63	NM(1)	187	148	39	26.4
Segment revenues	301	100	201	NM(1)	504	410	94	22.9
Cost reimbursements	38	23	15	65.2%	73	72	1	1.4
Intersegment eliminations(2)	(5)	—	(5)	NM(1)	(8)	(8)	—	—
Total revenues	$334	$123	$211	NM(1)	$569	$474	$95	20.0

(1) Fluctuation in terms of percentage change is not meaningful.

(2) Refer to Note 18: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income (loss), our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	$	%	2021	2020	$	%
Net income (loss)	$9	$(48)	$57	NM(1)	$2	$(40)	$42	NM(1)
Interest expense	17	12	5	41.7%	32	22	10	45.5%
Income tax expense (benefit)	3	(8)	11	NM(1)	(3)	(7)	4	(57.1)
Depreciation and amortization	12	11	1	9.1	23	23	—	—
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	—	—	NM(1)	1	1	—	—
EBITDA	41	(33)	74	NM(1)	55	(1)	56	NM(1)
Other loss, net	1	3	(2)	(66.7)	2	1	1	100.0
Share-based compensation expense	14	6	8	NM(1)	18	4	14	NM(1)
Impairment expense	—	—	—	NM(1)	1	—	1	NM(1)
Other adjustment items(2)	14	5	9	NM(1)	36	10	26	NM(1)
Adjusted EBITDA	$70	$(19)	$89	NM(1)	$112	$14	$98	NM(1)

(1) Fluctuation in terms of percentage change is not meaningful.

(2) For the three and six months ended June 30, 2021 this amount includes $14 million and $29 million of acquisition and integration costs associated with the recently announced acquisition of Diamond. For the three and six months ended June 30, 2020, this amount includes costs associated with restructuring, one-time charges, and other non-cash items.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	$	%	2021	2020	$	%
Adjusted EBITDA:
Real estate sales and financing(2)	$45	$(14)	$59	NM(1)	$72	$1	$71	NM(1)
Resort operations and club management(2)	61	15	46	NM(1)	103	70	33	47.1%
Adjustments:				NM(1)
Adjusted EBITDA from unconsolidated affiliates	4	1	3	NM(1)	7	5	2	40.0
License fee expense	(19)	(6)	(13)	NM(1)	(33)	(28)	(5)	17.9
General and administrative(3)	(21)	(15)	(6)	40.0%	(37)	(34)	(3)	8.8
Adjusted EBITDA	$70	$(19)	$89	NM(1)	$112	$14	$98	NM(1)

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

The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
($ in millions)	2021	2020		$2021	2020	$
Sales of VOIs (deferrals)	$(42)	$(4)	$(38)	$(74)	$(51)	$(23)
Sales of VOIs recognitions	—	—	—	—	—	—
Net Sales of VOIs (deferrals) recognitions	(42)	(4)	(38)	(74)	(51)	(23)
Cost of VOI sales (deferrals)(1)	(13)	—	(13)	(23)	(13)	(10)
Cost of VOI sales recognitions	—	—	—	—	—	—
Net Cost of VOI sales (deferrals) recognitions(1)	(13)	—	(13)	(23)	(13)	(10)
Sales and marketing expense (deferrals)	(7)	(1)	(6)	(11)	(8)	(3)
Sales and marketing expense recognitions	—	—	—	—	—	—
Net Sales and marketing expense (deferrals) recognitions	(7)	(1)	(6)	(11)	(8)	(3)
Net construction (deferrals) recognitions	$(22)	$(3)	$(19)	$(40)	$(30)	$(10)

(1) Includes anticipated Costs of VOI sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete for the three and six months ended June 30, 2021 and 2020.

Real estate sales and financing segment revenues increased by $138 million and $55 million for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to increases in sales revenue and marketing revenue as a result of the reopening of nearly all of our resorts and sales centers by the end of the second quarter of 2021. During early 2020, substantially all of our resorts and sales centers were closed due to the COVID-19 pandemic, which significantly lowered our results for the three and six months ended June 30, 2020. We began a phased reopening of our resorts and resumption of our business activities during the second quarter of 2020.

Real estate sales and financing Adjusted EBITDA increased by $59 million and $71 million for the three and six months ended June 30, 2021, compared to the same periods in 2020, due to the increases in sales revenue and marketing segment revenues partially offset with the associated increase in cost of VOI sales and real estate operating expenses associated with segment performance discussed herein. In addition, for the three and six months ended June 30, 2021, real estate sales and financing segment Adjusted EBITDA was impacted favorably by a $1 million and $4 million net credit related to government assistance from Japan and an employee retention credit granted under the CARES Act, primarily associated with payments made to employees as a result of operational closures caused by the COVID-19 pandemic, compared to $14 million and $15 million of net expenses for the three and six months ended June 30, 2020, respectively.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues increased $63 million and $39 million for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to increases in rental revenues and club management revenues as a result of the reopening of nearly all of our resorts and sales centers by the end of the second quarter of 2021, which has led to increased results as compared to the prior periods. During early 2020, substantially all of our resorts and sales centers were closed due to the COVID-19 pandemic, which significantly lowered our results for the three and six months ended June 30, 2020. We began a phased reopening of our resorts and resumption of our business activities during the second quarter of 2020.

Resort operations and club management segment Adjusted EBITDA increased $46 million and $33 million for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to the increases in rental and management revenues described above partially offset with the increases in segment operating expenses associated with segment performance discussed herein.

Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions, except Tour flow and VPG)	2021	2020	$	%	2021	2020	$	%
Contract sales	$259	$35	$224	NM(1)	$398	$279	$119	42.7%
Adjustments:
Fee-for-service sales(2)	(109)	(19)	(90)	NM(1)	(165)	(149)	(16)	10.7
Provision for financing receivables losses	(12)	(8)	(4)	50.0	(28)	(45)	17	(37.8)
Reportability and other:
Net deferral (recognition) of sales of VOIs under construction(3)	(42)	(4)	(38)	NM(1)	(74)	(51)	(23)	45.1
Fee-for-service sale upgrades, net	3	1	2	NM(1)	5	9	(4)	(44.4)
Other(4)	(23)	(5)	(18)	NM(1)	(27)	13	(40)	NM(1)
Sales of VOIs, net	$76	$—	$76	NM(1)	$109	$56	$53	94.6
Tour flow	56,345	5,810	50,535	NM(1)	84,293	72,775	11,518	15.8
VPG	$4,385	$4,786	$(401)	(8.4)	$4,472	$3,608	$864	23.9

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

Contract sales increased by $224 million and $119 million for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to an increase in tour flow related to an increase in travel demand as the ongoing impact of the COVID-19 pandemic continues to decline. As of June 30, 2021, nearly all of our resorts and sales centers which had previously closed due to the COVID-19 pandemic were open and operating, although some are still operating in markets with various capacity constraints, social distancing requirements and other safety measures, which are impacting consumer demand for resorts in those markets.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	$	%	2021	2020	$	%
Sales, marketing, brand and other fees	$81	$13	$68	NM(1)	$134	$119	$15	12.6%
Less:
Marketing revenue and other fees	24	4	20	NM(1)	45	29	16	55.2
Commissions and brand fees	57	9	48	NM(1)	89	90	(1)	(1.1)
Sales of VOIs, net	76	—	76	NM(1)	109	56	53	94.6
Sales revenue	133	9	124	NM(1)	198	146	52	35.6
Less:
Cost of VOI sales	21	(1)	22	NM(1)	24	13	11	84.6
Sales and marketing expense, net(2)	83	56	27	48.2%	142	181	(39)	(21.5)
Real estate profit (loss)	$29	$(46)	$75	NM(1)	$32	$(48)	$80	NM(1)
Real estate profit margin	21.8%	NM(1)			16.2%	(32.9)%

(1) Fluctuation in terms of percentage change is not meaningful.

(2) Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.

Sales revenue increased for the three months ended June 30, 2021 compared to the same period in 2020, as a result of the reopening of nearly all of our resorts and sales centers by the end of the second quarter of 2021, which has led to increased results as compared to the prior periods. During early 2020, substantially all of our resorts and sales centers were closed due to the COVID-19 pandemic. We began a phased reopening of our resorts and resumption of our business activities during the second quarter of 2020. Compared to prior period, sales revenue increased for the six months ended June 30, 2021 due to increase in sales of VOI revenue as a result of the reduction of the impact of the COVID-19 pandemic on travel demand, as discussed above in the discussion related to contract sales. For the three and six months ended June 30, 2021, compared to the same periods in 2020, cost of VOI sales increased consistent with the increase in sales revenue. For the same periods, sales and marketing expense, net operating expenses increased consistent with the sales revenue increase, offset by an increase in marketing program revenue.

Financing

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	$	%	2021	2020	$	%
Interest income	$31	$36	$(5)	(13.9)%	$62	$74	$(12)	(16.2)%
Other financing revenue	6	7	(1)	(14.3)	12	13	(1)	(7.7)
Financing revenue	37	43	(6)	(14.0)	74	87	(13)	(14.9)
Consumer financing interest expense	7	7	—	—	14	14	—	—
Other financing expense	4	6	(2)	(33.3)	10	12	(2)	(16.7)
Financing expense	11	13	(2)	(15.4)	24	26	(2)	(7.7)
Financing profit	$26	$30	$(4)	(13.3)	$50	$61	$(11)	(18.0)
Financing profit margin	70.3%	69.8%			67.6%	70.1%

Financing revenue decreased $6 million and $13 million for the three and six months ended June 30, 2021, compared to the same periods in 2020 driven by a decrease in interest income primarily due to a decrease in the timeshare financing receivables portfolio balance partially offset by an increase in revenue resulting from an increase in the related weighted average interest rate for the portfolio. Financing expense decreased by $2 million for the three and six months ended June 30, 2021 as compared to the same periods in 2020 as a result of a decrease in other financing expense related to a reduction in operational costs.

Financing profit decreased for the three and six months ended June 30, 2021, compared to the same periods in 2020 primarily related to the aforementioned decrease in interest income.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	$	%	2021	2020	$	%
Club management revenue	$29	$22	$7	31.8%	$56	$47	$9	19.1%
Resort management revenue	19	17	2	11.8	37	36	1	2.8
Resort and club management revenues	48	39	9	23.1	93	83	10	12.0
Club management expense	5	5	—	—	10	12	(2)	(16.7)
Resort management expense	6	1	5	NM(1)	9	6	3	50.0
Resort and club management expenses	11	6	5	83.3	19	18	1	5.6
Resort and club management profit	$37	$33	$4	12.1	$74	$65	$9	13.8
Resort and club management profit margin	77.1%	84.6%			79.6%	78.3%

(1) Fluctuation in terms of percentage change is not meaningful.

Resort and club management revenues increased for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to an increase in the number of transactions compared to the same periods in 2020, as well as refunds of club transaction fees to accommodate our guests impacted by the COVID-19 pandemic included in the three and six months ended June 30, 2020 and not included in the three and six months ended June 30, 2021.

Resort and club management profit increased for the three and six months ended June 30, 2021, primarily due to the aforementioned increase in club management and resort management revenue, offset by an increase in resort management expenses driven by the opening of nearly all of our resorts and sales centers which had previously closed due to the COVID-19 pandemic by the end of the second quarter 2021.

Rental and Ancillary Services

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	$	%	2021	2020	$	%
Rental revenues	$50	$5	$45	NM(1)	$80	$52	$28	53.8%
Ancillary services revenues	4	—	4	NM(1)	6	5	1	20.0
Rental and ancillary services revenues	54	5	49	NM(1)	86	57	29	50.9
Rental expenses	32	22	10	45.5%	61	54	7	13.0
Ancillary services expense	4	2	2	100.0	6	7	(1)	(14.3)
Rental and ancillary services expenses	36	24	12	50.0	67	61	6	9.8
Rental and ancillary services profit (loss)	$18	$(19)	$37	NM(1)	$19	$(4)	$23	NM(1)
Rental and ancillary services profit margin	33.3%	NM(1)			22.1%	(7.0)%

(1) Fluctuation in terms of percentage change is not meaningful.

Rental and ancillary services revenues, expenses, and profit percentage increased for the three and six months ended June 30, 2021, compared to the same periods in 2020, due to an increase in travel demand as the ongoing impact of the COVID-19 pandemic continues to decline. As of June 30, 2021, nearly all of our resorts and sales centers which previously closed due to the COVID-19 pandemic are open and operating, although some are still operating in markets with various capacity constraints, social distancing requirements and other safety measures, which are impacting consumer demand for resorts in those markets.

Other Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	$	%	2021	2020	$	%
General and administrative	$44	$22	$22	NM(1)	$80	$43	$37	86.0%
Depreciation and amortization	12	11	1	9.1%	23	23	—	—
License fee expense	19	6	13	NM(1)	33	28	5	17.9

(1) Fluctuation in terms of percentage change is not meaningful.

The change in other operating expenses for the three and six months ended June 30, 2021, compared to the same periods in 2020, is driven by an increase in general and administrative expenses and an increase in license fee expense related to the corresponding increase in revenue. The increase in general and administrative expenses is related to (i) an increase in consulting and legal expenses related to the planned acquisition of Diamond, and (ii) an increase in expense related to share-based compensation. In the prior year, certain expenses related to Performance RSUs were reversed as the related RSUs were not expected to achieve certain performance targets, resulting in a credit to expense in the prior period.

Non-Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	$	%	2021	2020	$	%
Interest expense	$17	$12	$5	41.7%	$32	$22	$10	45.5%
Equity in earnings from unconsolidated affiliates	(4)	(1)	(3)	NM(1)	(6)	(4)	(2)	50.0
Other loss, net	1	3	(2)	(66.7)	2	1	1	100.0
Income tax expense (benefit)	3	(8)	11	NM(1)	(3)	(7)	4	(57.1)

(1) Fluctuation in terms of percentage change is not meaningful.

The change in non-operating expenses for the three and six months ended June 30, 2021, compared to the same periods in 2020, is primarily due to an increase in interest expense as a result of an increase in related debt and increase in income tax expense due to an increase in income before taxes combined with an increase in the effective tax rate. See Note 14: Income Taxes for additional information.

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

•
In March 2021, we amended our Credit Agreement to amend certain terms related to financial covenants to permit the Merger. The financial covenants were also amended to provide greater flexibility for the Company. The borrowing capacity under the Credit Agreement remained the same. In connection with the amendment, we incurred $1 million in debt issuance costs. We amended our Timeshare Facility to align with our amended Credit Agreement. In addition, we obtained a revolving credit facility commitment in connection with the Merger and incurred $2 million in debt issuance costs which were amortized over the term of the commitment in the first quarter of 2021. This was included in Interest expense in our unaudited condensed consolidated statements of operations.
•
In June 2021, we entered into indentures in connection with the issuance and sale of senior notes, $850 million aggregate principal amount of 5.00% senior notes due 2029 ("Notes 2029") and $500 million aggregate principal amount of 4.875% senior notes due 2031 ("Notes 2031"). We intend to use the net proceeds from Notes 2029 and Notes 2031 to finance the repayment of certain indebtedness in connection with the Merger. The gross proceeds of the offerings were deposited and will be held in an escrow account until the date that certain escrow conditions are satisfied, which are substantially upon closing of the Merger. As of June 30, 2021, the gross proceeds are included in Restricted cash in our unaudited condensed consolidated balance sheet. In connection with the offerings, we incurred $23 million in debt issuance costs for the notes which will be paid upon closing of the Merger.
•
In connection with the Merger, we obtained a financing commitment to provide a new $1.3 billion seven-year secured term loan B facility to fund the repayment of certain existing indebtedness of both HGV and Diamond. The term loan B will be effective and available in a single drawing upon consummation of the Acquisition. As of June 30, 2021, we incurred approximately $3 million in debt issuance costs for term loan B. As of June 30, 2021, these costs are included in Other assets in our unaudited condensed consolidated balance sheet and will be reclassified as debt issuance costs within Debt, net in our unaudited condensed consolidated balance sheet upon the debt issuance.
•
As of June 30, 2021, we had total cash and cash equivalents of $1,780 million, including $1,462 million of restricted cash. In addition to the aforementioned debt proceeds in escrow, the restricted cash balance relates to escrowed cash from our sales of our VOIs and recourse debt as well as reserves related to our non-recourse debt.
•
As of June 30, 2021, we have $189 million remaining borrowing capacity under the revolver facility (“Revolver”) which includes $29 million of undrawn borrowing capacity available for letters of credit and $1 million available under short-term borrowings. In addition, we have $450 million remaining borrowing capacity under our Timeshare Facility.
•
We intend to finance the Merger through a combination of cash on hand, assumption of debt and the aforementioned incremental debt financing. The transaction is anticipated to close in August 2021.

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

As of June 30, 2021, we have nearly all of our resorts and sales centers open and currently operating. However, some of our resorts and sales centers are still operating in markets with capacity constraints and are subject to various safety measures, which are impacting consumer demand for resorts in those markets. While we plan to continue normal business as conditions permit, the pandemic continues to be unprecedented and rapidly changing, and has unknown duration and severity.

We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2021, our inventory-related purchase commitments totaled $436 million over 10 years.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,
($ in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$92	$88
Investing activities	(13)	(15)
Financing activities	1,175	598

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

The change in net cash flows provided by operating activities for the six months ended June 30, 2021, compared to the same period in 2020 was primarily due to an increase in sources of cash from working capital as a result of the increased operations in 2021 due to increase in travel demand.

The following table exhibits our VOI inventory spending:

	Six Months Ended June 30,
($ in millions)	2021	2020
VOI spending - owned properties	$49	$41
VOI spending - fee-for-service upgrades(1)	4	9
Purchases and development of real estate for future conversion to inventory	17	19
Total VOI inventory spending	$70	$69

(1) Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects of $3 million and $5 million recorded in Costs of VOI sales for the six months ended June 30, 2021 and 2020, respectively.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Six Months Ended June 30,
($ in millions)	2021	2020
Capital expenditures for property and equipment	$(4)	$(4)
Software capitalization costs	(9)	(11)
Net cash used in investing activities	$(13)	$(15)

Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

The change in net cash used in investing activities for the six months ended June 30, 2021, compared to the same period in 2020, was primarily due to a reduction of software spending.

Financing Activities

The following table summarizes our net cash provided by financing activities:

	Six Months Ended June 30,
($ in millions)	2021	2020
Issuance of debt	$1,350	$495
Issuance of non-recourse debt	—	495
Repayment of debt	(55)	(60)
Repayment of non-recourse debt	(118)	(313)
Debt issuance costs	(3)	(6)
Repurchase and retirement of common stock	—	(10)
Payment of withholding taxes on vesting of restricted stock units	(5)	(2)
Proceeds from employee stock plan purchases	1	—
Proceeds from stock option exercises	6	—
Other financing activity	(1)	(1)
Net cash provided by financing activities	$1,175	$598

The change in net cash provided by financing activities for the six months ended June 30, 2021, compared to the same period in 2020, was primarily due to the increase in debt borrowings for the issuance of senior notes in June 2021 offset by repayments of debt and non-recourse debt and $3 million of other debt issuance costs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2021:

($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$2,459	$12	$774	$300	$1,373
Non-recourse debt	657	176	282	157	42
Interest on debt(1)	765	135	233	150	247
Operating leases	67	14	25	19	9
Inventory purchase commitments	436	269	114	43	10
Other commitments(2)	10	7	3	—	—
Total contractual obligations	$4,394	$613	$1,431	$669	$1,681

(1) Includes interest on our debt and non-recourse debt. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 0.10 percent, subject to a 0.25 percent floor, as of June 30, 2021.

(2) Primarily relates to commitments related to information technology and brand licensing in the normal course of business.

We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2021, our inventory-related purchase commitments totaled $436 million over 10 years, and we expect to purchase $269 million of these commitments over the next twelve months.

We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $364 million as of June 30, 2021 which primarily consist of escrow and construction related bonds.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of June 30, 2021 consisted of $436 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand and $10 million of other commitments under the normal course of business. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 19: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

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

In June 2021, we entered into indentures in connection with the issuance and sale of senior notes, $850 million aggregate principal amount of 5.00% senior notes due 2029 ("Notes 2029") and $500 million aggregate principal amount of 4.875% senior notes due 2031 ("Notes 2031"). The gross proceeds of the offerings were deposited and will be held in an escrow account until the date that certain escrow conditions are satisfied, which are substantially upon closing of the Merger. Upon consummation of the Merger, the senior notes will be assumed and fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Hilton Grand Vacations Inc. (the “Parent”), Hilton Grand Vacations Parent LLC (the “Intermediate Parent”), the Issuers (Hilton Grand Vacations Borrower LLC and Hilton Grand Vacations Borrower Inc.), and each of the Issuer’s existing and future wholly owned domestic restricted subsidiaries (all entities that guarantee the Notes 2029 and Notes 2031, collectively, the “Obligor group”).

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

The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:

Summarized Financial Information

($ in millions)	June 30,	December 31,
Assets	2021	2020
Cash and cash equivalents	$271	$393
Restricted cash	85	69
Accounts receivable, net - due from non-guarantor subsidiaries	44	25
Accounts receivable, net - due from related parties	13	7
Accounts receivable, net - other	164	77
Timeshare financing receivables, net	238	207
Inventory	641	605
Property and equipment, net	496	490
Operating lease right-of-use assets, net	44	51
Intangible assets, net	80	81
Land and Infrastructure held for sale	41	41
Other assets	102	74
Total assets	$2,219	$2,120

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$44	$25
Accounts payable, accrued expenses and other - other	291	235
Advanced deposits	117	117
Debt, net	1,104	1,159
Operating lease liabilities	58	65
Deferred revenues	327	254
Deferred income tax liabilities	147	137
Total liabilities	$2,088	$1,992

Six months ended June 30,
($ in millions)	2021
Total revenues - transactions with non-guarantor subsidiaries	$4
Total revenues - other	523
Operating income	7
Net income	(22)

Subsequent Events

As disclosed in our press release issued on July 28, 2021 and in our Current Report on Form 8-K filed with the SEC on July 28, 2021, at a special meeting held on the same day, our stockholders voted to approve the issuance of our common stock in connection with the proposed acquisition of Diamond. The transaction is expected to close in early August 2021, and remains subject to customary closing conditions.

In July 2021, we also executed the following transactions:

•
we entered into an Amendment to the Purchase and Sale Agreement (the “Amendment”) for the Central at 5th by Hilton Club development project. The Amendment shifted the timing of payments of our inventory purchase obligations for the project from 2021 and 2022 to 2023. Additionally, we completed the purchase of the first phase of timeshare units for $53 million
•
we borrowed $96 million under our Timeshare Facility to finance the repayment of certain indebtedness in connection with the Merger
•
we terminated the waiver period obtained in December 2020 for certain financial covenants required under our Credit Agreement.

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

The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of June 30, 2021, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2021	2022	2023	2024	2025	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	12.290%	$45	$92	$94	$96	$93	$264	$684	$694
Fixed-rate unsecuritized timeshare financing receivables	13.062%	21	38	41	44	47	255	446	447
Liabilities:(3)
Fixed-rate debt	4.629%	92	169	160	376	79	1,458	2,334	2,329
Variable-rate debt(4)	3.750%	5	10	767	—	—	—	782	785

(1) Weighted-average interest rate as of June 30, 2021.

(2) Amount excludes unamortized deferred financing costs.

(3) Includes debt and non-recourse debt.

(4) Variable-rate debt includes principal outstanding debt of $782 million as of June 30, 2021. See Note 11: Debt & Non-recourse Debt in our unaudited condensed consolidated financial statements for additional information.

Foreign Currency Exchange Rate Risk

Though the majority of our operations are conducted in United States dollar (“U.S. dollar”), we are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from our timeshare financing receivables denominated in Japanese yen and VAT receivables denominated in Mexican pesos, the value of which could change materially in reference to our reporting currency, the U.S. dollar. A 10 percent increase in the foreign exchange rate of the Japanese yen to U.S. dollar would change our gross timeshare financing receivables by less than $2 million. A 10 percent change in the foreign exchange rate of the Mexican peso to U.S. dollar would change our VAT receivables by approximately $1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the effectiveness of our internal controls over financial reporting consistent with past practice, particularly in light of the various government mandates and orders of business closures and the resulting remote working conditions as a result of the COVID-19 pandemic.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. Management has evaluated these legal matters and we believe an unfavorable outcome is either reasonably possible or remote and/or for which are not reasonably estimable. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2021 will not have a material effect on our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

The following represents important updates to the risk factors previously disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”). The risk factors discussed below and the risk factors included in our 2020 all 10-K are important to understanding our business, operation, results of operations, financial condition, prospects, and our statements generally in this Form 10-Q. Therefore, they should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

In addition, the following risks and those risks described in our 2020 Form 10-K contain forward-looking statements, and they may not be the only risks facing the Company. The future business, results of operations and financial condition of the Company can be affected by the risk factors described in such reports and by other factors currently unknown, that management presently believes not to be material, that management has made certain forward looking projections, estimates or assumptions, or that may rapidly evolve, develop or change. Any one or more of such factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially from past, or from anticipated future, financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, results of operations and financial condition and the trading price of our common stock. Because of these factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to the Merger

The exchange ratio will not be adjusted for changes in our stock price.

The calculation of the number of shares of our common stock that Diamond common stockholders will receive as consideration in the Merger (the “exchange ratio”) is pre-determined such that each share of Diamond common stock (other than Appraisal Shares (as defined in the Merger Agreement), treasury shares, and shares owned directly or indirectly by Diamond) is currently expected to be converted into the right to receive 0.32022 shares of our common stock in connection with the Merger (based on calculations as of June 1, 2021), subject to certain adjustments as a result of changes in certain liabilities and other items between signing and closing of the Merger. This exchange ratio will not be adjusted for changes in the market price of our common stock between the date of signing the Merger Agreement and completion of the Merger.

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

One of the conditions to the closing of the merger is the absence of any judgment, order, decree, statute, law, ordinance, rule or regulation, having been entered, enacted, promulgated, enforced or issued by any court or other governmental entity of competent jurisdiction or other legal restraint or prohibition that prevents the consummation of the merger. We and our board of directors were named as defendants in lawsuits brought by purported HGV stockholders challenging the adequacy of the public disclosures related to the merger and seeking, among other things, injunctive relief to enjoin us from completing the merger. If a settlement or other resolution is not reached in these lawsuits and any of the plaintiffs in such pending litigation or in possible future lawsuits are successful in obtaining an injunction prohibiting the consummation of the merger, then such injunction may prevent the merger from being completed, or delay it from being completed within the expected time frame.

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

We may be unable to realize anticipated cost savings and expect to incur substantial expenses related to the merger, which could have a material adverse effect on our business, financial condition and results of operations.

While we anticipate certain cost savings from the consummation of the merger, our ability to achieve such estimated cost savings in the timeframe described, or at all, is subject to various assumptions by our management, which may or may not be realized, as well as the incurrence of other costs in our operations that offset all or a portion of such cost savings. As a consequence, we may not be able to realize cost savings within the timeframe expected or at all. In addition, we may incur additional and/or unexpected costs in order to realize these cost savings. Failure to achieve the expected cost savings could significantly reduce the expected benefits associated with the merger and adversely affect us.

In addition, we have incurred and will incur substantial expenses in connection with the negotiation and consummation of the transactions contemplated by the merger agreement. We expect to continue to incur non-recurring costs associated with consummating the merger, combining the operations of the two companies and achieving the desired cost savings. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the merger and include, among others, fees paid to financial, legal and accounting advisors, employee benefit costs and filing fees. These costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on our financial condition and operating results following the consummation of the merger and many of these costs will be borne by us even if the merger is not consummated.

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

In connection with the completion of the Merger, we intend to significantly increase our level of indebtedness. As part of such plan, we closed an unregistered offering of $850 million in aggregate principal amount of 5.000% senior notes due 2029 and an unregistered offering $500 million in aggregate principal amount of 4.875% senior notes due 2031. Our increased level of debt, together with certain covenants and restrictions that will be imposed on us in connection with incurring this indebtedness, will, among other things: (a) require us to dedicate a larger portion of our cash flow from operations to servicing and repayment of debt; (b) reduce funds available for strategic initiatives and opportunities, dividends, share repurchases, working capital and other general corporate needs; (c) limit our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business, industry and economic conditions and increase borrowing costs; (d) create competitive disadvantages relative to other companies with lower debt levels and (e) increase our vulnerability to the impact of adverse economic and industry conditions. These covenants and restrictions may limit how our business is conducted. We may not be able to maintain compliance with these covenants and restrictions and, if we fail to do so, we may not be able to obtain waivers thereto and/or amend these covenants and restrictions. Our failure to comply with the covenants and restrictions could result in an event of default, which, if not cured or waived, could result in our being required to repay such indebtedness before its due date or to have to negotiate amendments to or waivers thereof, which may have unfavorable terms or result in the incurrence of additional fees and expenses.

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

Our current owners may be concerned about the actual or perceived impact of the Merger on their VOIs, including related to a reduced quality of resorts and product offerings due to the increased size of the business and addition of new owners, or increase or change in HOA or other fees. Diamond’s current owners may have similar concerns related to a decline in the quality of product offerings or increase in fees as a result of the Merger and increase in size of the business. Complaints or litigation brought by existing owners following the completion of the Merger could harm our reputation, discourage potential new owners and adversely impact our results of operations

Risks Related to Diamond’s Business

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

Under the terms of the A&R Hilton license agreement, we must obtain Hilton’s approval to use the Hilton brand names and trademarks in connection with the conversion of the Diamond properties to branded properties using the Hilton marks, as well as for the branding of timeshare properties that we acquire or develop in the future. If Hilton does not permit us to use its trademarks in connection with such conversion and integration, on a timely basis or at all, or in connection with any other timeshare properties that we may acquire in the future pursuant to any future development or acquisition plans, or if we cannot come to an agreement with Hilton on how to brand and operate Diamond properties that are not approved by Hilton, our ability to successfully integrate Diamond and otherwise expand our business and remain competitive may be materially adversely affected. The requirement to obtain approval for such conversion and integration of Diamond properties and any future expansion plans, or the need to identify and secure alternative solutions because we cannot obtain such approval, may delay implementation of our integration and/or expansion plans or cause us to incur additional expense related to the branding of our properties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
No.

2.1**

Agreement and Plan of Merger, dated as of March 10, 2021, by and among Hilton Grand Vacations Inc., Hilton Grand Vacations Borrower LLC, Dakota Holdings, Inc., and certain stockholders named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 11, 2021).

2.2

Amendment to Agreement and Plan of Merger, dated as of July 7, 2021, by and among Hilton Grand Vacations Inc., Hilton Grand Vacations Borrower LLC, Dakota Holdings, Inc., and AP VIII Dakota Holdings, L.P., in its capacity as Seller Representative (incorporated by reference to Annex A to Registrant’s Additional Definitive Materials on Schedule 14A (File No. 001-37794) filed on July 7, 2021.

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

4.1

Indenture, dated June 4, 2021, among Hilton Grand Vacations Borrower Escrow, LLC, Hilton Grand Vacations Borrower Escrow, Inc., Hilton Grand Vacations Borrower LLC and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on June 4, 2021).

4.2	Form of 5.000% Note due 2029 (included in Exhibit 4.1).

4.3

Indenture, dated June 28, 2021, among Hilton Grand Vacations Borrower Escrow, LLC, Hilton Grand Vacations Borrower Escrow, Inc., Hilton Grand Vacations Borrower LLC and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on June 28, 2021).

4.4	Form of 4.875% Note due 2031 (included in Exhibit 4.3).

10.1*

Amended and Restated Commitment Letter, dated as of March 25, 2021, by and among Hilton Grand Vacations Borrower LLC, Bank of America, N.A, BofA Securities, Inc., Deutsche Bank Securities Inc., Deutsche Bank AG Cayman Islands Branch, Barclays Bank PLC, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA,  MUFG Bank, Ltd, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Citizens Bank,N.A., Fifth Third Bank, National Association, Regions Bank, Regions Capital Markets and Mizuho Bank, Ltd.

10.2*

Purchase Agreement, dated May 20, 2021, by and among Hilton Grand Vacations Borrower Escrow, LLC, Hilton Grand Vacations Borrower Escrow, Inc., and Hilton Grand Vacations Borrower LLC, in its capacity as guarantor of the HGV Escrow Guarantee and Deutsche Bank Securities Inc., on its own behalf and as representative of the Initial Purchasers.

10.3*

Purchase Agreement, dated June 14, 2021, by and among Hilton Grand Vacations Borrower Escrow, LLC, Hilton Grand Vacations Borrower Escrow, Inc., Hilton Grand Vacations Borrower LLC, in its capacity as guarantor of the HGV Escrow Guarantee and Deutsche Bank Securities Inc., on its own behalf and as representative of the Initial Purchasers.

22

List of Issuer Subsidiaries of Guaranteed Securities and Guarantor Subsidiaries (incorporated by reference to Exhibit 22 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on July 30, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

___________________________________

* Filed herewith

** Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. HGV agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of July 2021.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Executive Vice President and Chief Financial Officer