Form 10-Q
period 2021-09-30
Hilton Grand Vacations Inc.
filed 2021-11-09
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 5, 2021 was 119,837,039.

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$334	$428
Restricted cash	230	98
Accounts receivable, net of allowance for doubtful accounts of $44 and $20	278	119
Timeshare financing receivables, net	1,767	974
Inventory	1,461	702
Property and equipment, net	822	501
Operating lease right-of-use assets, net	76	52
Investments in unconsolidated affiliates	56	51
Goodwill	820	—
Intangible assets, net	1,953	81
Land and infrastructure held for sale	41	41
Other assets	259	87
TOTAL ASSETS (variable interest entities - $1,113 and $800)	$8,097	$3,134
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$707	$252
Advanced deposits	116	117
Debt, net	2,929	1,159
Non-recourse debt, net	1,290	766
Operating lease liabilities	93	67
Deferred revenues	270	262
Deferred income tax liabilities	798	137
Total liabilities (variable interest entities - $1,190 and $771)	6,203	2,760
Commitments and contingencies - see Note 21
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 119,803,728 shares issued and outstanding as of September 30, 2021 and 85,205,012 shares issued and outstanding as of December 31, 2020	1	1
Additional paid-in capital	1,611	192
Accumulated retained earnings	282	181
Total equity	1,894	374
TOTAL LIABILITIES AND EQUITY	$8,097	$3,134

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Sales of VOIs, net	$488	$24	$597	$80
Sales, marketing, brand and other fees	118	52	252	171
Financing	53	40	127	127
Resort and club management	99	39	192	122
Rental and ancillary services	112	20	198	77
Cost reimbursements	58	33	131	105
Total revenues	928	208	1,497	682
Expenses
Cost of VOI sales	130	8	154	21
Sales and marketing	234	79	432	297
Financing	19	13	43	39
Resort and club management	26	9	45	27
Rental and ancillary services	84	24	151	85
General and administrative	41	22	92	65
Acquisition and integration-related expense	54	—	83	—
Depreciation and amortization	48	11	71	34
License fee expense	24	11	57	39
Impairment expense	1	—	2	—
Cost reimbursements	58	33	131	105
Total operating expenses	719	210	1,261	712
Interest expense	(42)	(10)	(74)	(32)
Equity in earnings (losses) from unconsolidated affiliates	1	(1)	7	3
Other (loss) gain, net	(20)	1	(22)	—
Income (loss) before income taxes	148	(12)	147	(59)
Income tax (expense) benefit	(49)	5	(46)	12
Net income (loss)	$99	$(7)	$101	$(47)
Earnings (loss) per share:
Basic	$0.92	$(0.08)	$1.08	$(0.55)
Diluted	$0.90	$(0.08)	$1.07	$(0.55)

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income (loss)	$101	$(47)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71	34
Amortization of deferred financing costs, acquisition premiums and other	19	13
Provision for financing receivables losses	77	57
Impairment expense	2	—
Other loss, net	7	—
Share-based compensation	32	10
Deferred income tax expense (benefit)	9	(50)
Equity in earnings from unconsolidated affiliates	(7)	(3)
Return on investment in unconsolidated affiliates	2	—
Net changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(102)	65
Timeshare financing receivables, net	(36)	87
Inventory	(11)	(59)
Purchases and development of real estate for future conversion to inventory	(25)	(27)
Other assets	62	(25)
Accounts payable, accrued expenses and other	5	(48)
Advanced deposits	(5)	4
Deferred revenues	(165)	75
Net cash provided by operating activities	36	86
Investing Activities
Acquisition of Diamond, net of cash and restricted cash acquired	(1,585)	—
Capital expenditures for property and equipment	(11)	(6)
Software capitalization costs	(14)	(16)
Investments in unconsolidated affiliates	—	(2)
Net cash used in investing activities	(1,610)	(24)
Financing Activities
Issuance of debt	2,650	495
Issuance of non-recourse debt	96	495
Repayment of debt	(843)	(62)
Repayment of non-recourse debt	(234)	(403)
Debt issuance costs and discounts	(61)	(8)
Repurchase and retirement of common stock	—	(10)
Payment of withholding taxes on vesting of restricted stock units	(5)	(3)
Proceeds from employee stock plan purchases	1	1
Proceeds from stock option exercises	10	—
Other financing activity	(2)	(2)
Net cash provided by financing activities	1,612	503
Net increase in cash, cash equivalents and restricted cash	38	565
Cash, cash equivalents and restricted cash, beginning of period	526	152
Cash, cash equivalents and restricted cash, end of period	$564	$717

Supplemental disclosure of non-cash operating activities:
Non-cash transfer from Property and Equipment to Inventory	$—	$301
Supplemental disclosure of non-cash investing activities:
Non-cash issuance of stock(1)	$1,381	$—

(1) Non-cash issuance of stock related to our acquisition of Diamond. See Note 3: Diamond Acquisition for additional information.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	84	$1	$192	$181	$374
Net loss	—	—	—	(7)	(7)
Activity related to share-based compensation	—	—	2	—	2
Balance as of March 31, 2021	84	$1	$194	$174	$369
Net income	—	—	—	9	9
Activity related to share-based compensation	1	—	18	—	18
Balance as of June 30, 2021	85	1	$212	$183	$396
Net income	—	—	—	99	99
Activity related to share-based compensation	1	—	18	—	18
Shares issued for Diamond Acquisition	34	—	1,381	—	1,381
Balance as of September 30, 2021	120	$1	$1,611	$282	$1,894

			Additional	Accumulated
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2019	85	$1	$179	$390	$570
Net income	—	—	—	8	8
Activity related to share-based compensation	—	—	(5)	—	(5)
Repurchase and retirement of common stock	(1)	—	(2)	(8)	(10)
Balance as of March 31, 2020	84	$1	$172	$390	$563
Net loss	—	—	—	(48)	(48)
Activity related to share-based compensation	—	—	8	—	8
Balance as of June 30, 2020	84	$1	$180	$342	$523
Net loss	—	—	—	(7)	(7)
Activity related to share-based compensation	—	—	—	—	—
Repurchase and retirement of common stock	—	—	6	—	6
Balance as of September 30, 2020	84	$1	$186	$335	$522

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our Company also includes Diamond Resorts ("Diamond"). Our operations primarily consist of: selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and multi-resort trusts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Legacy-HGV Club”) and Diamond points-based clubs.

As of September 30, 2021, we had 154 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Japan and Mexico. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada, and Virginia.

Diamond Acquisition

On August 2, 2021, we completed the acquisition of Dakota Holdings, Inc., the parent of Diamond (the “Diamond Acquisition”). We completed the acquisition by exchanging 100 percent of the outstanding equity interests of Diamond into shares of HGV common stock. Pre-existing HGV shareholders own approximately 72 percent of the combined company after giving effect of the Diamond Acquisition, with certain funds controlled by Apollo Global Management Inc. (the "Apollo Funds" or, "Apollo") and other minority shareholders, who previously owned 100 percent of Diamond, holding the remaining approximately 28 percent after giving effect to the Diamond Acquisition.

Diamond also operates in the hospitality and VOI industry, with a worldwide resort network of global vacation destinations. Diamond’s portfolio consists of resort properties (the “Portfolio Properties”) that we manage, are included in one of Diamond's single- and multi-use trusts (collectively, the "Diamond Collections"), or are Diamond branded resorts in which we own inventory, as well as affiliated resorts and hotels, which we do not manage, and which do not carry the Diamond brand but are a part of Diamond's network and, through THE Club® and other Club offerings (the “Diamond Clubs”), are available for its members to use as vacation destinations.

Diamond’s operations primarily consist of: VOI sales and financing which includes marketing and sales of VOIs and consumer financing for purchasers of the Company's VOIs; operations related to the management of the homeowners associations (the “HOAs”) for resort properties and the Diamond Collections, operating and managing points-based vacation clubs, and operation of certain resort amenities and management services.

The unaudited condensed consolidated financial statements in this report include Diamond’s results of operations beginning on August 2, 2021. We refer to Diamond's business and operations that we acquired as "Legacy-Diamond", and our business and operations that existed both prior to and following the Diamond Acquisition as "Legacy-HGV." See Note 3: Diamond Acquisition for more information.

Of our 154 properties, we had 92 properties that are Legacy-Diamond as of September 30, 2021.

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

The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other interests. If the entity is considered to be a variable interest entity (“VIE”), we determine whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50 percent of the voting shares of a company or otherwise have a controlling financial interest. The consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with U.S. GAAP.

Impact of the COVID-19 Pandemic

As of September 30, 2021, nearly all of our resorts and sales centers which had previously closed due to the COVID-19 pandemic were open and operating, although some are still operating in markets with various capacity constraints, social distancing requirements and other safety measures, which are impacting consumer demand for resorts in those markets. Subsequent to September 30, 2021, all of our resorts and all but three of our sales centers have fully reopened. We plan to continue our normal business as conditions permit, but there can be no assurance that such positive trends will continue or that there will not be any increases of new infections and/or new variants (such as Delta variant) that may result in the reimposition of social distancing measures and/or restrictions in certain jurisdictions, as well as travel restrictions that may impede or reverse our recovery.

Note 2: Summary of Significant Accounting Policies

Contracts with Multiple Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. For arrangements that contain multiple goods or services, we determine whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement. When allocating the transaction price in the arrangement, we may not have observable standalone sales for all of the performance obligations in these contracts; therefore, we exercise significant judgement when determining the standalone selling price of certain performance obligations. In order to estimate the standalone selling prices for products other than Collections contracts, we primarily rely on the expected cost plus margin and adjusted market assessment approaches. We estimate stand-alone selling price for Collections contracts based on historical information, including expected breakage in contracts with multiple performance obligations, and allocate the remainder of the transaction price to the sale of points-based VOIs due to the variability in observable historical prices for traditional VOI sales. We then recognize the revenue allocated to each performance obligation as the related performance obligation is satisfied as discussed below.

•
Sales of VOIs, net — Customers who purchase all Legacy-HGV vacation ownership products, whether paid in cash or financed, enter into multiple contracts, which we combine and account for as a single contract. Revenue from VOI sales is recognized at the point in time when control of the VOI is transferred to the customer which is when the customer has executed a binding sales contract, collectability is reasonably assured, the purchaser’s period to cancel for a refund has expired and the customer has the right to use the VOI. Revenue from sales of VOIs under construction is deferred until the point in time when construction activities are deemed to be completed, occupancy of the development is permissible, and the above criteria has been met. For financed sales, we estimate the variable consideration to be received under such contracts and recognize revenue net of amounts deemed uncollectible as the VOI is returned to inventory upon customer default. Variable consideration which has not been included within the transaction price is presented as a reserve on the financing receivable. See Note 7: Timeshare Financing Receivables for more information regarding our estimate of variable consideration.

Vacation ownership product sales include revenue from the sale of VOIs, which in the case of the Diamond Collections are represented by an annual or biennial allotment of points that can be utilized for vacations at any of the resorts in our network for varying lengths of stay. Typical contracts include the sale of VOIs, certain sales incentives primarily in the form of additional points for use over a specified period of time (“Bonus Points”), and generally membership in the Legacy-HGV Club or Diamond Clubs, each of which represent a separate and distinct performance obligation for which consideration is allocated based on the estimated stand-alone selling price of the sales incentives and membership dues. We recognize revenue related to our VOIs when control of the points passes to the customer, which generally occurs after the expiration of the applicable statutory rescission period and after collectability is reasonably assured and the customer has the right to use the VOI.

Bonus Points are valid for a specified period of time (generally for a period between 18 and 30 months) and may be used for stays at properties within our resort network, and in the case of HGV, hotel reservations within Hilton’s system and VOI interval exchanges with other third-party vacation ownership exchanges. At the time of the VOI sale, we estimate the fair value of sales incentives to be redeemed, including an adjustment for estimated breakage, to determine the standalone selling price of these incentives (“FDI”). We defer a portion of the total transaction price for the combined VOI contract as a liability for the FDI and recognize the corresponding revenue at the point in time when the customer receives the benefits of the FDI, which is upon the customer’s redemption of the Bonus Points. At that time, we also determine whether we are principal or agent for the redeemed good or service and recognize revenue on a gross or net basis accordingly.

Contracts’ financed amount represents variable consideration which is estimated based on the expected value method to the extent that it is probable a significant reversal is not expected to occur. We estimate the expected value to be collected based on historical default rates and recognize revenue net of amounts deemed to be uncollectible. Variable consideration that has not been included in the transaction price is presented as a reserve on the financing receivable. See Note 7: Timeshare Financing Receivables for more information regarding our estimate of variable consideration.

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

•
Financing — We offer financing to qualifying customers purchasing our VOIs. Revenue from the financing of timeshare sales is recognized on the accrual method as earned based on the outstanding principal, interest rate and terms stated in each individual financing agreement. We also recognize revenue from servicing the loans provided by third-party developers to purchasers of their VOIs over the period services are rendered.
•
Resort and club management — As part of our VOI sales, a majority of our customers enter into a Legacy-HGV Club or Diamond Club arrangement (referred to collectively as “Clubs”) which allows the member to exchange points for a number of vacation options. We manage the Clubs, receiving, annual dues, transaction fees from member exchanges, and, in the case of the Legacy-HGV Club, activation fees. The member's first year of annual dues and, in the case of the Legacy-HGV Club, the activation fee, are payable at the time of the VOI sale.

The Legacy-HGV Club activation fee relates to activities we are required to undertake at or near contract inception to fulfill the contract and does not result in the transfer of a promised good or service. Since our customers are granted the opportunity to renew their membership on an annual basis for no additional activation fee, we defer and amortize the activation fee on a straight-line basis over the seven-year average inventory holding period.

Annual dues for membership renewals are billed each year, and we recognize revenue from these annual dues over the period services are rendered. A member may elect to enter into an optional exchange transaction with at which point the member pays their required transaction fee. This option does not represent a material right as the transactions are priced at their standalone selling price. Revenue related to the transaction is recognized when the services are rendered.

As part of our resort operations, we contract with HOAs to provide day-to-day-management services, including housekeeping services, operation of a reservation system, maintenance, and certain accounting and administrative services. We receive compensation for such management services, which is generally based on a percentage of costs to operate the resorts, on a monthly basis. These fees represent a form of variable consideration and are estimated and recognized over time as the HOAs receive and consume the benefits of the management services. Management fees received related to the portion of unsold VOIs at each resort which we own are recognized on a net basis given we retain these VOIs in our inventory.

•
Rental and ancillary services — Our rental and ancillary services consist primarily of rental revenues on unoccupied vacation ownership units, inventory made available due to ownership exchanges through our club program and ancillary revenues. Rental revenue is recognized when occupancy has occurred. Advance deposits on the rental unit and the corresponding revenue is deferred and recognized upon the customer’s vacation stay. Ancillary revenues consist of food and beverage, retail, spa offerings and other items. We recognize ancillary revenue when goods have been provided and/or services have been rendered.

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

•
Cost reimbursements — As part of our management agreements with HOAs and fee-for-service developers, we receive cost reimbursements for performing the day-to-day management services, including direct and indirect costs that HOAs and developers reimburse to us. These costs primarily consist of insurance, payroll and payroll related costs for management of the HOAs and other services we provide where we are the employer and insurance. Cost reimbursements are based upon actual expenses with no added margin, and are billed to the HOA on a monthly basis. We recognize cost reimbursements when we incur the related reimbursable costs as the HOA receives and consumes the benefits of the management services.

We capitalize all incremental costs incurred to obtain a contract when such costs would not have been incurred if the contract had not been obtained. We elect to expense costs incurred to obtain a contract when the deferral period would be one year or less. Commissions for VOI sales for resorts under construction are expensed when the associated VOI revenue is recognized which is upon completion of the resort. These commissions are classified as Sales and marketing expense in our consolidated statements of operations. These contract costs are recognized at the point in time that the revenue related to the incentive is recognized and included within Sales of VOIs, net on the consolidated statements of operations.

Business Combinations

We account for our business combinations in accordance with the acquisition method of accounting. We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. For each acquisition, we recognize goodwill as the amount in which consideration transferred for the acquired entity exceeds the fair values of net assets. The fair value of net assets is the fair value assigned to the assets acquired reduced by the fair value assigned to liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income, cost and sales and market approaches, which also include certain valuation techniques such as discount rates, and the amount and timing of future cash flows. We utilize independent valuation specialists under our supervision for certain of our assignments of fair value. We record the net assets and results of operations of an acquired entity in our condensed consolidated financial statements from the acquisition date through period-end. We expense acquisition-related expenses as incurred and include such expenses within Acquisition and integration-related expense on our condensed consolidated statements of operations. See Note 3: Diamond Acquisition for further information.

Acquired Financial Assets with Credit Deterioration

When financial assets are acquired, whether in connection with a business combination or an asset acquisition, we evaluate whether those acquired financial assets have experienced a more-than-insignificant deterioration in credit quality since origination. Financial assets that were acquired with evidence of such credit deterioration are referred to as purchased credit deteriorated ("PCD") assets and reflect the acquirer’s assessment at the acquisition date. The evaluation of PCD assets is a qualitative assessment requiring significant management judgment. We consider indicators such as delinquency, FICO score deterioration, purchased credit impaired status from prior acquisition, certain account status codes which we believe are indicative of credit deterioration, as well as certain loan activity such as modifications and downgrades. In addition, we consider the impact of current and forward-looking economic conditions relative to the conditions which would have existed at origination.

Acquired PCD assets are recorded at the purchase price, represented by the acquisition date fair value, and subsequently “grossed-up” by the acquirer’s acquisition date assessment of the allowance for credit losses. The purchase price and the initial allowance for credit losses collectively represent the PCD asset’s initial amortized cost basis. While the initial allowance for credit losses of PCD assets does not impact period earnings, the Company remeasures the allowance for credit losses for PCD assets during each subsequent reporting period; changes in the allowance are recognized as provision expense within period earnings. The difference over which par value of the acquired PCD assets exceeds the purchase price plus the initial allowance for credit losses is reflected as a non-credit discount (or premium) and is accreted into interest income (or as a reduction to interest income) under the effective interest method.

Acquired financial assets which are not PCD assets are also recorded at the purchase price but are not similarly “grossed-up”. The acquirer recognizes an allowance for credit losses as of the acquisition date, which is recognized with a corresponding provision expense impact within earnings. The allowance is remeasured within each subsequent reporting period in the same manner as for PCD assets, with any change in the allowance recognized as provision expense in period earnings. See Note 3: Diamond Acquisition and Note 7: Timeshare Financing Receivables for further information.

Goodwill

We do not amortize goodwill. We evaluate goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that it is more-likely-than-not that we may not be able to recover the carrying amount (book value) of the net assets of the related reporting unit. When evaluating goodwill for impairment, we may perform the optional qualitative assessment by considering factors including macroeconomic conditions, industry and market conditions and overall financial performance. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We only recognize an impairment on goodwill if the estimated fair value of a reporting unit is less than its carrying value, in an amount not to exceed the carrying value of the reporting unit's goodwill.

Intangible Assets

Our intangible assets consist of management agreements, trade name, customer relationships and certain proprietary technologies with finite lives. We have management agreements, trade name, vacation ownership customer relationships, and software intangibles that were recorded at their fair value as part of the Diamond Acquisition. We also have management agreements that were recorded at their fair value at the time of the completion of a merger on October 24, 2007 where Hilton became a wholly-owned subsidiary of an affiliate of The Blackstone Group L.P. (“Blackstone”). Additionally, we capitalize costs incurred to develop internal-use computer software, including costs incurred in connection with development of upgrades or enhancements that result in additional functionality. These capitalized costs are included in Intangible assets, net in our consolidated balance sheets. Intangible assets with finite useful lives are amortized using the straight-line method over their respective useful lives, which varies for each type of intangible. In our condensed consolidated statements of operations, the amortization of these intangible assets is included in depreciation and amortization expense and the amortization of costs to obtain a contract is recognized as a reduction to the related revenues.

We review all finite life intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of the carrying value over the fair value in our condensed consolidated statements of operations.

Restricted Cash

Restricted cash includes deposits received on VOI sales that are held in escrow until legal requirements of the local jurisdictions are met with regards to project construction or our contract status and cash reserves required by our non-recourse debt agreements. Restricted cash also includes certain amounts collected on behalf of HOAs.

Reclassifications

Certain prior period amounts in the footnotes to the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net income or stockholders’ equity.

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

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S.GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective as of March 12, 2020 and will apply through December 31, 2022. We are currently evaluating the effect of this ASU but we do not expect it to have a material impact on our consolidated or unaudited condensed consolidated financial statements.

Note 3: Diamond Acquisition

On August 2, 2021, (the “Acquisition Date”), we completed the Diamond Acquisition by exchanging 100 percent of the outstanding equity interests of Diamond to HGV common shares. Following the closing of the Diamond Acquisition, pre-existing HGV shareholders owned approximately 72 percent of the combined company after giving effect to the Diamond Acquisition, with Apollo Funds and other minority shareholders holding the remaining approximately 28 percent after giving effect to the acquisition. Diamond is a leader in the vacation ownership industry focused on the infusion of hospitality and experiences through the full life cycle of an owner or members' life cycle relationship with Diamond. This strategic combination creates a more expansive industry offering, leveraging HGV's strong brand and net owner growth along with Diamond's diverse network of locations and strength in experiential offerings. The acquisition also diversifies our product offerings and allows us to expand our customer demographic.

On the Acquisition Date, shareholders of Diamond received 0.32 shares of our common stock for each share of Diamond common stock, totaling approximately 28 percent of our total common shares outstanding. Additionally, in connection with the Diamond Acquisition, HGV was required to repay certain existing indebtedness of Diamond. Costs related to the acquisition for the nine months ended September 30, 2021 were $83 million, which were expensed as incurred, and reflected as Acquisition and integration-related expense in our condensed consolidated statements of operations.

The following table presents the fair value of each class of consideration transferred in relation to the Diamond Acquisition at the Acquisition Date.

($ in millions, except stock price amounts)
HGV common stock shares issued for outstanding Diamond shares	33.93
HGV common stock price as of Acquisition Date(1)	40.71
Stock purchase price	$1,381

Repayment of Legacy-Diamond debt	$2,029

Total consideration transferred	$3,410

(1) Represents the average of the opening and closing price of HGV stock on August 2, 2021.

Preliminary Fair Values of Assets Acquired and Liabilities Assumed

We accounted for the Diamond Acquisition as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value as of the Acquisition Date. The preliminary fair values of the assets acquired and liabilities assumed, which are presented in the table below, and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as information compiled by management, including the books and records of Diamond. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the Acquisition Date. The magnitude of the Diamond Acquisition could necessitate the need to use the full one-year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the Acquisition Date. The final values may also result in changes to amortization expense related to intangible assets and depreciation expense related to property and equipment, among other changes. Any potential adjustments made could be material in relation to the values presented in the table below.

As discussed more fully below, the primary areas of the purchase price allocation that are not yet finalized include the following: (1) finalizing the review and valuation of acquired intangible assets (including key assumptions, inputs and estimates) and assigning the useful lives to such assets; (2) finalizing the review and valuation of acquired inventory, property and equipment (including key assumptions, inputs and estimates) and assigning the remaining useful lives to the depreciable assets; (3) finalizing the review and valuation of acquired timeshare financing receivables (including key assumptions, inputs and estimates); (4) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period; (5) finalizing the review and valuation of other acquired assets and assumed liabilities, including debt assumed; and (6) finalizing our estimate of the impact of purchase accounting on deferred income tax liabilities.

($ in millions)
Assets acquired
Cash and cash equivalents	$314
Restricted cash	130
Accounts receivable, net of allowance for doubtful accounts	58
Timeshare financing receivables, net	841
Inventory	745
Property and equipment, net	307
Operating lease right-of-use assets, net	30
Intangible assets, net	1,906
Other assets	243
Total assets acquired	$4,574

Liabilities assumed
Accounts payable, accrued expenses and other	$448
Debt, net	14
Non-recourse debt, net	661
Operating lease liabilities	33
Advanced deposits	4
Deferred revenues	173
Deferred income tax liabilities	651
Total liabilities assumed	$1,984

Net assets acquired	$2,590

Total consideration transferred	$3,410

Goodwill(1)	$820

(1) Goodwill is calculated as total consideration transferred less net assets acquired and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our Combined Company post-acquisition. We have not completed the assignment of goodwill to reporting units or to our reportable segments as of September 30, 2021. The majority of goodwill is not expected to be deductible for tax purposes.

Timeshare Financing Receivables

We acquired timeshare financing receivables which consist of loans to customers who purchased vacation ownership products and chose to finance their purchases. These timeshare financing receivables are collateralized by the underlying

VOIs and generally have 10-year amortizing repayment terms. We preliminarily estimated the fair value of the timeshare financing receivables using a discounted cash flow model, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivables. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default and prepayment assumptions, which could result in changes to our preliminary estimate. For purposes of our initial allocation, we have considered all acquired receivables to be purchase credit deteriorated. See Note 7: Timeshare Financing Receivables for additional information.

Acquired timeshare financing receivables with credit deterioration as of the Acquisition Date were as follows:

($ in millions)	As of August 2, 2021
Purchase price	$841
Allowance for credit losses(1)	469
(Premium) attributable to other factors	(69)
Par value	$1,241

Inventory

We acquired inventory which consists of completed unsold VOIs and undeveloped land and construction in progress. We preliminarily estimated the value of acquired inventory using discounted cash flows, which included our preliminary estimates of future income growth, capitalization rates, discount rates and capital expenditure needs of the relevant properties. We are continuing to assess the market assumptions and property conditions, which could result in changes to these preliminary values.

Property and Equipment

We acquired property and equipment, which includes land, building and leasehold improvements, furniture and fixtures and construction in progress. We preliminarily estimated the value of the majority of property and equipment using a mix of cost, market and discounted cash flow approaches, which included preliminary estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the resorts. Certain assets were preliminarily estimated at carrying value. We are continuing to assess the market assumptions and property conditions, which could result in changes to these preliminary values.

Intangible Assets

The following table presents our preliminary estimates of the fair values of the acquired Diamond’s identified intangible assets and their related estimated remaining useful lives.

	Estimated Fair	Estimated
	Value	Useful Life
	($ in millions)	(in years)
Trade name	$20	1.0
Management contracts	1,263	17.5
Club member relationships	146	10.0
Vacation ownership customer relationships	463	5.5
Computer software	14	1.5
Total intangible assets	$1,906

We preliminarily estimated the fair value of Diamond’s trade name using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We provisionally estimated the value of management contracts and member relationships using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. We continue to review Diamond’s contracts and historical performance in addition to evaluating the assumptions impacting the estimated values of such intangible assets and their respective useful lives, including the discount rate applied to the estimated cash flows and renewal and growth estimates and expected margins, which could result in changes to these preliminary values.

Deferred Revenue

Deferred revenue primarily relates to deferred sales incentives revenues, primarily related to Bonus Points, which are deferred and recognized upon redemption; and Club membership fees, which are deferred and recognized over the terms of the applicable contract term or membership on a straight-line basis. Additionally, deferred revenue includes maintenance fees collected from owners, in certain cases, which are earned by the relevant property owners’ association over the applicable period. We preliminarily estimated the value of the deferred revenue at the carrying value of such liabilities as of the Acquisition Date. We continue to review Diamond’s contracts, which could result in changes to the preliminary estimate.

Deferred Income Taxes

Deferred income taxes primarily relate to the fair value of assets and liabilities acquired from Diamond, including timeshare financing receivables, inventory, property and equipment, intangible assets, and debt. We preliminarily estimated deferred income taxes based on statutory rates in the jurisdictions of the legal entities where the acquired assets and liabilities are recorded. We are continuing to assess the tax rates used, and we will update our estimate of deferred income taxes based on changes to our preliminary valuations of the related assets and liabilities and refinement of the effective tax rates, which could result in changes to these preliminary values.

Debt

As part of the acquisition and consideration transferred, we paid off $2,029 million of Diamond’s existing corporate debt, accrued interest and early termination penalties. The nominal amount remaining represents various smaller notes. Please refer to Note 12: Debt & Non-recourse debt for more information.

Non-Recourse Debt

We preliminarily estimated the fair value of the securitized debt from VIEs and warehouse loan facilities, using a discounted cash flow model under the income approach. The significant assumptions in our analysis include default rates, prepayment rates, bond interest rates and other structural factors. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default and prepayment assumptions, which could result in changes to our preliminary estimate.

Lease Obligations

We have recorded a preliminary estimate of the liability for those operating leases assumed in connection with the Diamond Acquisition with a remaining term in excess of a year. We measured the lease liabilities assumed at the present value of the remaining contractual lease payments based on the guidance in ASC 842 and using a discount rate determined as of the Acquisition Date. The right-of-use assets for such leases were initially measured at an amount equal to the lease liabilities, adjusted for favorable or unfavorable terms of the lease when compared with market terms. A small number of operating lease right of use assets and lease liabilities were preliminarily estimated at carrying value. We continue to assess the market assumptions, which could result in changes to our provisional estimate.

Pro Forma Results of Operations

The following unaudited pro forma information presents the combined results of operations of HGV and Diamond as if we had completed the Diamond Acquisition on January 1, 2020, the first day of our 2020 fiscal year, but using our preliminary fair values of assets and liabilities as of the Acquisition Date. These unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Diamond Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Nine Months Ended September 30,
($ in millions, except per share data)	2021	2020
Revenues	$2,321	$1,431
Net income (loss)	173	(307)

Diamond Results of Operations

The following table presents the results of Diamond operations included in our unaudited condensed consolidated statement of operations for the period from the Acquisition Date through the end of the third quarter of 2021.

($ in millions)	August 2, 2021 to September 30, 2021
Revenue	$245
Net income	30

Note 4: Revenue from Contracts with Customers

Disaggregation of Revenue

The following tables show our disaggregated revenues by product and segment from contracts with customers. We operate our business in the following two segments: (i) Real estate sales and financing and (ii) Resort operations and club management. Please refer to Note 20: Business Segments below for more details related to our segments.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Sales and Financing Segment	2021	2020	2021	2020
Sales of VOIs, net	$488	$24	$597	$80
Sales, marketing, brand and other fees	118	52	252	171
Interest income	46	34	108	108
Other financing revenue	7	6	19	19
Real estate sales and financing segment revenues	$659	$116	$976	$378

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Resort Operations and Club Management Segment	2021	2020	2021	2020
Club management	$42	$23	$98	$70
Resort management	57	16	$94	52
Rental(1)	104	19	184	71
Ancillary services	8	1	14	6
Resort operations and club management segment revenues	$211	$59	$390	$199

(1) Excludes intersegment eliminations. See Note 20: Business Segments for additional information.

Contract Balances

The following table provides information on our accounts receivable from contracts with customers which are included in Accounts receivable, net on our condensed consolidated balance sheets:

	September 30,	December 31,
($ in millions)	2021	2020
Receivables	$189	$64

The following table presents the composition of our contract liabilities.

	September 30,	December 31,
($ in millions)	2021	2020
Contract liabilities:
Advanced deposits	$116	$117
Deferred sales of VOIs of projects under construction	—	169
Annual dues and Legacy-HGV Club activation fees	100	77
Bonus Point incentive liability(1)	51	48

(1) Amounts related to the Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets. This liability is comprised of unrecognized revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned for the three and nine months ended September 30, 2021 that was included in the contract liabilities balance at December 31, 2020 was approximately $16 million and $106 million, respectively.

Our accounts receivables that relate to our contracts with customers includes amounts associated with our contractual right to consideration for completed performance obligations related primarily to our fee-for-service arrangements and homeowners’ associations management agreements and are settled when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time. Refer to Note 7: Timeshare Financing Receivables for information on balances and changes in balances during the period related to our timeshare financing receivables.

Contract liabilities include payments received or due in advance of satisfying our performance obligations. Such contract liabilities include advance deposits received on prepaid vacation packages for future stays at our resorts, deferred revenues related to sales of VOIs of projects under construction, Club activation fees and annual dues and the liability for Bonus Points awarded to our customers for purchase of VOIs at our properties or properties under our fee-for-service arrangements that may be redeemed in the future.

In addition to the contract liabilities included herein, we also have deferred revenue of $170 million and $16 million as of September 30, 2021 and December 31, 2020, respectively. These deferred revenue balances primarily include bonus points and marketing package deferred revenue, deferred property insurance, and other.

Transaction Price Allocated to Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contract revenue that has not yet been recognized. Our contracts with remaining performance obligations primarily include (i) sales of VOIs under construction, (ii) Legacy-HGV Club activation fees paid at closing of a VOI purchase, (iii) customers’ advanced deposits on prepaid vacation packages and (iv) Bonus Points that may be redeemed in the future.

The following table represents the deferred revenue, cost of VOI sales and direct selling costs from sales of VOIs related to projects under construction as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
($ in millions)	2021	2020
Sales of VOIs, net	$—	$169
Cost of VOI sales(1)	—	50
Sales and marketing expense	—	25

(1) Includes anticipated Cost of VOI sales related to inventory associated with Sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete.

As of September 30, 2021 we have recognized all revenue, costs of VOI sales and direct selling costs previously in deferral as all projects under construction were completed in the third quarter of 2021.

The following table includes the remaining transaction price related to Advanced deposits, Annual dues and Legacy-HGV Club activation fees and Bonus Points as of September 30, 2021:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$116	18 months	Upon customer stays
Annual dues and Legacy-HGV Club activation fees	62	7 years	Straight-line basis over average inventory holding period
Bonus Points	51	18 - 30 months	Upon redemption

Note 5: Restricted Cash

Restricted cash was as follows:

	September 30,	December 31,
($ in millions)	2021	2020
Escrow deposits on VOI sales	$128	$69
Reserves related to non-recourse debt(1)	68	29
Other(2)	34	—
	$230	$98

(1) See Note 12: Debt & Non-recourse Debt for further discussion.

(2) Other restricted cash includes cash collected on behalf of HOAs, deposits related to servicer arrangements and other individually immaterial items.

Note 6: Accounts Receivable

The following table represents our accounts receivable, net of allowance for credit losses. Accounts receivable within the scope of ASC 326 are measured at amortized cost.

	September 30,	December 31,
($ in millions)	2021	2020
Fee-for-service commissions(1)	$67	$22
Real estate and financing	44	11
Resort and club operations	73	23
Tax receivables	85	54
Other receivables(2)	9	9
Total	$278	$119

(1)Net of allowance.

(2)For the periods ended September 30, 2021 and December 31, 2020, includes individually insignificant accounts receivable recognized in the ordinary course of business and allowances for which are also individually insignificant. For the period ended September 30, 2021, also includes other receivables primarily associated with miscellaneous sales and marketing activity.

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

The changes in our allowance for fee-for-service commissions were as follows during the period from December 31, 2020 to September 30, 2021:

($ in millions)
Balance as of December 31, 2020	$18
Current period provision for expected credit losses	4
Write-offs charged against the allowance	(5)
Balance at September 30, 2021	17
In addition to the fee-for-service commission allowance, we have various allowances for our accounts receivable to account for expected losses related to club dues, maintenance fees, trade accounts receivable, sales of VOIs, and marketing packages. All allowances other than the fee-for-service commissions allowance are individually immaterial to our Accounts receivable, net balance.

Note 7: Timeshare Financing Receivables

We define our timeshare financing receivables portfolio segments as (i) originated and (ii) acquired. The following table presents the components of each portfolio segment by class of timeshare financing receivables.

	Originated(2)		Acquired(2)
	September 30,	December 31,	September 30,	December 31,
($ in millions)	2021	2020	2021	2020
Securitized	$629	$805	$605	$—
Unsecuritized(1)	641	380	530	—
Timeshare financing receivables, gross	$1,270	$1,185	$1,135	$—
Unamortized non-credit acquisition premium(3)	—	—	62	—
Less: allowance for financing receivables losses	(238)	(211)	(462)	—
Timeshare financing receivables, net	$1,032	$974	$735	$—

(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility ("Timeshare Facility") as well as amounts held as future collateral for securitization activities.

(2)Acquired timeshare financing receivables include all timeshare financing receivables of Legacy-Diamond as of the Acquisition Date. Originated timeshare financing receivables include all Legacy-HGV timeshare financing receivables and Legacy-Diamond timeshare financing receivables originated after the Acquisition Date.

(3)Non-credit premium of $69 million was recognized at the Acquisition Date, of which $62 million remains unamortized as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, we had timeshare financing receivables with a carrying value of $97 million and $17 million, respectively, securing the Timeshare Facility and two additional conduit facilities in anticipation of future financing activities. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. For the nine months ended September 30, 2021, we recorded an adjustment to our estimate of variable consideration of $77 million.

We recognize interest income on our timeshare financing receivables as earned. As of September 30, 2021 and December 31, 2020, we had interest receivable outstanding of $8 million and $7 million, respectively, on our originated timeshare financing receivables, which represent all Legacy-HGV timeshare financing receivables and timeshare financing receivables originated by Legacy-Diamond subsequent to the Acquisition Date. As of September 30, 2021 we had interest receivable outstanding of $7 million on our acquired timeshare financing receivables, which represents all timeshare financing receivables of Legacy-Diamond as of the Acquisition Date. Interest receivable is included in Other Assets within our unaudited condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of September 30, 2021, our originated timeshare financing receivables had interest rates ranging from less than 1 percent to 25.0 percent, average interest rate of 13.02 percent, a weighted-average remaining term of 7.7 years and maturities through 2036. Our acquired timeshare financing receivables had interest rates ranging from less than 1 percent to 25 percent, a weighted-average interest rate of 15.57 percent, a weighted-average remaining term of 8.3 years and maturities through 2036.

Acquired Timeshare Financing Receivables with Credit Deterioration

As part of the Diamond Acquisition, we acquired existing portfolios of timeshare financing receivables. Acquired timeshare financing receivables include all timeshare financing receivables of Legacy-Diamond as of the Acquisition Date and were deemed to be purchase credit deteriorated financial assets. These notes receivable are accounted for using the expected cash flow method of recognizing discount accretion based on the expected cash flows from the acquired timeshare financing receivables. Upon acquisition, we recorded these acquired timeshare financing receivables at a preliminary estimate of fair value, including a credit discount which is accreted as an adjustment to yield over the estimated life of the timeshare financing receivables.

The fair value of our acquired timeshare financing receivables as of the Acquisition Date was determined using a discounted cash flow method, which calculated a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective timeshare financing receivables, while considering anticipated defaults and early repayments based on historical experience. Consequently, the fair value of the acquired timeshare financing receivables recorded on our balance sheet as of the Acquisition Date included an estimate of expected credit losses which became the historical cost basis for that portfolio going forward. For acquired loans for which all or a portion of the balance was previously written off, or was required to be written off under our charge-off policy upon acquisition, the expected credit loss included in the grossed-up loan balance was immediately charged off. Subsequent changes to the allowance for credit losses are recorded as additions to or reversals of credit losses in our condensed consolidated statements of operations through provision for credit losses.

Our acquired timeshare financing receivables are remeasured at each period end based on expected future cash flows which takes into consideration an estimated measure of anticipated defaults and early repayments. We consider historical Legacy-Diamond timeshare financing receivables performance and the current economic environment in developing the expected future cash flows used in the re-measurement of our acquired timeshare financing receivables.

Our acquired timeshare financing receivables as of September 30, 2021 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2021 (remaining)	$—	$28	$28
2022	1	2	3
2023	3	4	7
2024	7	6	13
2025	13	11	24
Thereafter	581	479	1,060
	$605	$530	$1,135

Originated Timeshare Financing Receivables

Originated timeshare financing receivables represent all Legacy-HGV timeshare financing receivables and timeshare financing receivables originated by Legacy-Diamond subsequent to the Acquisition Date. Our originated timeshare financing receivables as of September 30, 2021 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2021 (remaining)	$21	$15	$36
2022	87	42	129
2023	89	46	135
2024	90	49	139
2025	87	53	140
Thereafter	255	436	691
	$629	$641	$1,270

Allowance for Financing Receivables Losses

The changes in our allowances for financing receivables losses were as follows:

	September 30, 2021	September 30, 2021
($ in millions)	Originated	Acquired
Balance as of December 31, 2020	$211	$—
Provision for financing receivables losses(1)	77	—
Initial allowance for PCD financing receivables acquired during the period(2)	—	469
Write-offs	(50)	(7)
Balance as of September 30, 2021	$238	$462

	September 30, 2020	September 30, 2020
($ in millions)	Originated	Acquired
Balance as of December 31, 2019	$184	$—
Provision for financing receivables losses(1)	57	—
Write-offs	(24)	—
Balance as of September 30, 2020	$217	$—

(1) Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

(2) The initial gross allowance determined for receivables with credit deterioration was $469 million as of the Acquisition Date. Of this amount, approximately $220 million relates to net uncollectable balances such as loans that were fully written-off prior to Acquisition. Therefore, the net impact to the allowance related to acquired loans not previously written off was an increase of $249 million.

Credit Quality of Timeshare Financing Receivables

Legacy-HGV Timeshare Financing Receivables

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

Our gross balances by average FICO score of our Legacy-HGV timeshare financing receivables were as follows:

	Legacy-HGV Timeshare Financing Receivables
	September 30,	December 31,
($ in millions)	2021	2020
FICO score
700+	$693	$711
600-699	254	266
<600	35	36
No score(1)	169	172
	$1,151	$1,185

(1) Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our Legacy-HGV timeshare financing receivables by the origination year and average FICO score as of September 30, 2021:

($ in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO score
700+	$177	$91	$156	$106	$71	$92	$693
600-699	59	34	58	39	25	39	254
<600	8	5	8	5	3	6	35
No score(1)	34	27	39	26	14	29	169
	$278	$157	$261	$176	$113	$166	$1,151

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

As of September 30, 2021 and December 31, 2020, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $103 million and $117 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-HGV Timeshare Financing Receivables
	September 30, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$619	$417	$1,036
31 - 90 days past due	5	7	12
91 - 120 days past due	2	1	3
121 days and greater past due	2	98	100
	$628	$523	$1,151

	Legacy-HGV Timeshare Financing Receivables
	December 31, 2020
($ in millions)	Securitized	Unsecuritized	Total
Current	$783	$265	$1,048
31 - 90 days past due	11	9	20
91 - 120 days past due	5	3	8
121 days and greater past due	6	103	109
	$805	$380	$1,185

Legacy-Diamond Timeshare Financing Receivables

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

Our gross balances by average FICO score of our Legacy-Diamond acquired and originated timeshare financing receivables were as follows:

Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	September 30, 2021
FICO score
700+	$721
600-699	342
<600	54
No score(1)	18
$1,135

(1) Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	September 30, 2021
FICO score
700+	$85
600-699	25
<600	4
No score(1)	5
$119

(1) Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following tables details our Legacy-Diamond acquired and originated timeshare financing receivables by the origination year and average FICO score as of September 30, 2021:

Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO score
700+	$155	$146	$175	$113	$70	$62	$721
600-699	61	59	86	56	32	49	343
<600	10	11	11	5	2	14	53
No score(1)	3	3	4	2	2	4	18
	$229	$219	$276	$176	$106	$129	$1,135

(1) Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO score
700+	$85	$—	$—	$—	$—	$—	$85
600-699	25	—	—	—	—	—	25
<600	4	—	—	—	—	—	4
No score(1)	5	—	—	—	—	—	5
	$119	$—	$—	$—	$—	$—	$119

(1) Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The accrued interest on our Legacy-Diamond timeshare financing receivables is accrued based on the contractual provisions of the loan documents, which is suspended at the earlier of (i) the customer’s account becoming over 90 days delinquent, or (ii) the completion of cancellation or foreclosure proceedings. Once suspended, we reverse all prior recognized interest income as well. We resume interest accrual for receivables for which we had previously ceased accruing interest once the receivable is less than 91 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the receivable is 121 days past due and, subsequently, we write off the uncollectible balance against the reserve once the foreclosure process is complete and we become owner of the deed for the foreclosed unit.

As of September 30, 2021 we had ceased accruing interest on Legacy-Diamond timeshare financing receivables with an aggregate principal balance of $345 million. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-Diamond Timeshare Financing Receivables
	September 30, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$565	$312	$877
31 - 90 days past due	18	14	32
91 - 120 days past due	8	5	13
121 days and greater past due	15	317	332
	$606	$648	$1,254

Note 8: Inventory

Inventory was comprised of the following:

	September 30,	December 31,
($ in millions)	2021	2020
Completed unsold VOIs	$1,349	$515
Construction in process	42	186
Land, infrastructure and other	70	1
	$1,461	$702

The table below presents costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory.

	Nine months ended September 30,
($ in millions)	2021	2020
Cost of sales true-up(1)	$(1)	$4

(1) For the nine months ended September 30, 2021, the costs of sales true-up increased costs of VOI sales and decreased inventory. For the nine months ended September 30, 2020, the costs of sales true-up decreased costs of VOI sales and increased inventory.

Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for service projects.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Cost of VOI sales related to fee-for-service upgrades	$1	$2	$4	$7

Note 9: Property and Equipment

Property and equipment were comprised of the following:

	September 30,	December 31,
($ in millions)	2021	2020
Land	$193	$109
Building and leasehold improvements	451	250
Furniture and equipment	89	65
Construction in progress	242	208
	975	632
Accumulated depreciation	(153)	(131)
	$822	$501

Note 10: Consolidated Variable Interest Entities

As of September 30, 2021 and December 31, 2020, we consolidated variable interest entities (“VIEs”). The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.

We have determined that we are the primary beneficiaries of all VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we often replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of our VIEs are available to settle the obligations of the respective entities.

As part of the Diamond Acquisition, we acquired the variable interests in the entities associated with Diamond’s outstanding timeshare financing receivables securitization transactions. They have been aggregated for disclosure purposes as they are similar in nature to our previously established VIEs. We also acquired conduit facilities which are VIEs and do not have an outstanding balance as of September 30, 2021.

Our unaudited condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	September 30,	December 31,
($ in millions)	2021	2020
Restricted cash	$63	$28
Timeshare financing receivables, net	1,033	742
Non-recourse debt(1)	1,187	766

(1) Net of deferred financing costs.

During the nine months ended September 30, 2021 and 2020, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 11: Investments in Unconsolidated Affiliates

As of September 30, 2021, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holding LLC, respectively, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. Our investment interests in and equity earned from both VIEs are included in the consolidated balance sheets as Investments in unconsolidated affiliates and in the consolidated statements of operations as Equity in earnings from unconsolidated affiliates, respectively.

Our two unconsolidated affiliates have aggregated debt balances of $421 million and $454 million as of September 30, 2021 and December 31, 2020, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totals $56 million and $51 million as of September 30, 2021 and December 31, 2020, respectively, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 19: Related Party Transactions for additional information.

Note 12: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	September 30,	December 31,
($ in millions)	2021	2020
Debt(1)
Senior secured credit facility, due 2023:
Term loan with a rate of 2.70%	$—	$177
Revolver with a weighted average rate of 2.70%	300	660
Senior secured credit facility, due 2028:
Term loan with a weighted average rate of 3.50%	1,300	—
Senior notes with a rate of 6.125%, due 2024	—	300
Senior notes with a rate of 5.000%, due 2029	850	—
Senior notes with a rate of 4.875%, due 2031	500	—
Other debt	34	27
	2,984	1,164
Less: unamortized deferred financing costs and discounts(2)(3)	(55)	(5)
	$2,929	$1,159

(1) As of September 30, 2021 and December 31, 2020, weighted-average interest rates were 4.108 percent and 3.357 percent, respectively.

(2) Amount includes deferred financing costs and related to our term loan and senior notes of $26 million and $23 million, respectively, as of September 30, 2021 and $1 million and $4 million, respectively, as of December 31, 2020. This amount also includes original issuance discounts of $6 million as of September 30, 2021.

(3) Amount does not include deferred financing costs of $3 million and $4 million as of September 30, 2021 and December 31, 2020, respectively, related to our revolving facility included in Other assets in our unaudited condensed consolidated balance sheets.

Senior secured credit facilities

In March 2021, we amended our Credit Agreement to amend certain terms related to financial covenants to permit the previously announced proposed acquisition of Diamond, pursuant to that certain Agreement and Plan of Merger dated March 10, 2021. Refer to Note 3: Diamond Acquisition for further information regarding the merger. The borrowing capacity under the Credit Agreement remained the same. In connection with the amendment, we incurred $1 million in debt issuance costs. In addition, we obtained a revolving credit facility commitment in connection with the Diamond Acquisition and incurred $2 million in debt issuance costs which were amortized over the term of the commitment in the first quarter of 2021. This was included in Interest expense in our unaudited condensed consolidated statements of operations.

In connection with the closing of the Diamond Acquisition, HGV entered into a new $1.3 billion seven-year senior secured term loan facility ("Term Loan B"). The Term Loan B was issued at a $6 million discount and the cumulative proceeds received from the Term loan and related senior notes discussed below were used to repay certain existing indebtedness of both HGV and Diamond, including HGV's pre-existing term loan and senior notes due 2024, $260 million of the balance on the revolving credit facility, and a portion of $2.03 billion of Diamond's corporate indebtedness. We incurred a $20 million loss on debt extinguishment in relation to the transactions described herein which is included in Other (loss) gain, net. As of September 30, 2021, we incurred approximately $27 million in debt issuance costs for Term Loan B.

During the nine months ended September 30, 2021, we repaid $537 million under the senior secured credit facilities with an interest rate based on one month LIBOR plus 2.45 percent, subject to a 0.25 percent floor which included payments of $360 million toward the revolver balance in addition to paying off HGV's pre-existing term loan balance of $177 million mentioned above. As of September 30, 2021, we had $1 million of letters of credit outstanding under the revolving credit facility and $2 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of September 30, 2021.

We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. Such interest rates swaps converted the LIBOR based variable rates on our Term Loan and Revolver to average fixed rates of 1.27 percent per annum through May 2028 and 0.75 percent per annum through November 2023, respectively, for the balance on these borrowings up to the notional values of our interest rate swaps. As of September 30, 2021, the notional values of the interest rate swaps under our term loan and revolver were $150 million and $170 million, respectively. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded as a liability in Accounts payable, accrued expenses and other in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. For the nine months ended September 30, 2021, we recorded $1 million in accumulated other comprehensive income related to the cash flow hedge.

Senior Notes due 2029 and 2031

In June 2021, we entered into indentures in connection with the issuance and sale of senior notes, $850 million aggregate principal amount of 5.00 percent senior notes due 2029 ("the 2029 Notes") and $500 million aggregate principal amount of 4.875 percent senior notes due 2031 ("the 2031 Notes"). The net proceeds from the 2029 Notes and the 2031 Notes were used to finance the repayment of certain indebtedness in connection with the Diamond Acquisition. In connection with the senior notes issuances, we incurred $24 million in debt issuance costs.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	September 30,	December 31,
($ in millions)	2021	2020
Non-recourse debt(1)
Timeshare Facility with an average rate of 1.017%, due 2023(3)	$96	$—
HGV Securitized Debt with a weighted average rate of 2.711%, due 2028	78	106
HGV Securitized Debt with a weighted average rate of 3.602%, due 2032	156	202
HGV Securitized Debt with a weighted average rate of 2.431%, due 2033	167	216
HGV Securitized Debt with a weighted average rate of 3.658%, due 2039	204	251
Diamond Resorts Premium Yield Facility with an average rate of 4.766%, due 2031	10	—
Diamond Resorts Owner Trust 2017 with a weighted average rate of 3.504%, due 2029	46	—
Diamond Resorts Owner Trust 2018 with a weighted average rate of 4.061%, due 2031	107	—
Diamond Resorts Owner Trust 2019 with a weighted average rate of 3.277%, due 2032	172	—
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2032	261	—
	1,297	775
Less: unamortized deferred financing costs(2)	(7)	(9)
	$1,290	$766

(1) As of September 30, 2021 and December 31, 2020, weighted-average interest rates were 2.925 percent and 3.173 percent, respectively.

(2) Amount relates to Securitized Debt only and does not include deferred financing costs of $2 million and $3 million as of September 30, 2021 and December 31, 2020, respectively, relating to our Timeshare Facility included in Other Assets in our unaudited condensed consolidated balance sheets.

(3) In connection with the amendment to the Timeshare Facility executed in August 2020, the revolving commitment period of the Timeshare Facility terminates in August 2022, however the repayment maturity date extends 12 months beyond the commitment termination date to August 2023.

The Timeshare Facility is a non-recourse obligation with a borrowing capacity of $450 million and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In March 2021, we amended our Timeshare Facility to align with our amended Credit Agreement, as described above. The Premium Yield Facility is a non-recourse amortizing obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. We assumed the Premium Yield Facility as part of the Diamond Acquisition. In addition to these two facilities, we gained access to two additional conduit facilities, due in 2023 and 2024 respectively, as a part of our acquisition of Diamond Resorts. These facilities were issued through variable interest entities (see Note 10: Consolidated Variable Interest Entities) and do not have any borrowings as of September 30, 2021. The conduit facilities due in 2023 and 2024 have a borrowing capacity of $125 million and $150 million, respectively, and are non-recourse obligations with customary provisions similar to the Timeshare Facility, each of which bear a variable interest rate plus a margin and are subject to non-use fees.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility, Premium Yield Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $68 million and $29 million as of September 30, 2021 and December 31, 2020, respectively, and were included in Restricted cash in our unaudited condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of September 30, 2021 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2021 (remaining)	$11	$65	$76
2022	15	272	287
2023	314	284	598
2024	13	116	129
2025	13	146	159
Thereafter	2,618	414	3,032
	$2,984	$1,297	$4,281

Note 13: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	September 30, 2021
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,767		$2,182
Liabilities:
Debt, net(2)	2,929	1,365	1,648
Non-recourse debt, net(2)	1,290	1,227	102

	December 31, 2020
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$974	$—	$1,248
Liabilities:
Debt, net(2)	1,159	315	871
Non-recourse debt, net(2)	766	—	732

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

The estimated fair values of our originated and acquired timeshare financing receivables were determined using a discounted cash flow model. Our model incorporates default rates, coupon rates, credit quality and loan terms respective to the portfolio based on current market assumptions for similar types of arrangements.

The estimated fair values of our Level 1 debt and non-recourse debt were based on prices in active debt markets. The estimated fair values of our Level 3 debt and non-recourse debt were based on the following:

•
Debt - based on indicative quotes obtained for similar issuances and projected future cash flows discounted at risk-adjusted rates.
•
Non-recourse debt - based on projected future cash flows discounted at risk-adjusted rates.

During the quarter ended September 30, 2021, we changed our estimate of fair value for certain non-recourse debt instruments from Level 3 to Level 1 due to availability of pricing for these instruments in active debt markets.

Non-recurring fair value measurements

Our assets that are measured at fair value on a non-recurring basis include land and infrastructure held for sale. These assets were measured to their estimated fair value as of December 31, 2020. We utilized the market approach for the land and cost approach for the infrastructure to determine their respective fair values. The fair value determinations involve judgement and are sensitive to key assumptions utilized, including comparative sales for land (level 2) and replacement costs for infrastructure (level 3). There has been no change to the estimated fair value of these assets for the nine months ended September 30, 2021.

Note 14: Intangible Assets

Intangible assets and related amortization expense were as follows:

($ in millions)	Weighted-average useful life (years)	September 30, 2021	December 31, 2020
Trade name	1.0	$20	$-
Management contracts	17.5	1,352	89
Club member relationships	10.0	146	-
Vacation ownership customer relationships	5.5	463	-
Computer software	2.3	122	94
Total gross intangible assets		$2,103	$183
Less: accumulated amortization		(150)	(102)
Intangible assets, net		$1,953	$81

We acquired definite-lived intangible assets as part of the Diamond Acquisition, which have been valued on a provisional basis, in the amount of $1,906 million. Refer to Note 3: Diamond Acquisition for further details. Prior to the Diamond Acquisition, intangible assets included computer software and management contracts. Amortization expense on intangible assets was $38 million for the three months ended September 30, 2021 and $48 million for the nine months ended September 30, 2021.

As of September 30, 2021 we estimated our future amortization expense for our amortizing intangible assets as follows:

($ in millions)	Intangibles
2021 (remaining)	$57
2022	216
2023	188
2024	181
2025	174
Thereafter	1,137
Total	$1,953

Note 15: Leases

We lease sales centers, office space and equipment under operating leases, some of which we acquired as part of the Diamond Acquisition. Our leases expire at various dates from 2021 through 2030, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Rent expense for all operating leases was $6 million and $5 million for the three months ended September 30, 2021 and 2020, respectively, and $15 million for the nine months ended September 30, 2021 and 2020. These amounts include less than $1 million and $1 million of short-term and variable lease costs for the three months ended September 30, 2021 and 2020, respectively, and $1 million and $2 million for the nine months ended September 30, 2021 and 2020, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Nine months ended September 30,
($ in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$15	$14
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	35	4

Supplemental balance sheet information related to operating leases was as follows:

	September 30,	December 31,
	2021	2020
Weighted-average remaining lease term of operating leases (in years)	4.6	5.4
Weighted-average discount rate of operating leases	4.35%	4.95%

The future minimum lease payments under noncancelable operating leases, due in each of the next five years and thereafter as of September 30, 2021, are as follows:

($ in millions)	Operating Leases
Year
2021 (remaining)	7
2022	25
2023	24
2024	17
2025	15
Thereafter	15
Total future minimum lease payments	$103
Less: imputed interest	(10)
Present value of lease liabilities	$93

Note 16: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective tax rate for the nine months ended September 30, 2021 and 2020 was approximately 31 percent and 20 percent, respectively. The effective tax rate is higher primarily due to the change in earnings mix of our worldwide income through the third quarter of 2021 as compared to the third quarter of 2020, as well as non-deductible Diamond Acquisition-related costs.

We have considered the income tax accounting and disclosure implications of the relief provided by the American Rescue Plan Act of 2021 enacted on March 11, 2021. As of September 30, 2021, we evaluated the income tax provisions of the American Rescue Plan Act and have determined there to be no effect on either the September 30, 2021 tax rate or the computation of the estimated effective tax rate for the year. We will continue to evaluate the income tax provisions of the American Rescue Plan Act and monitor the developments in the jurisdictions where we have significant operations for tax law changes that could have income tax accounting and disclosure implications.

Note 17: Share-Based Compensation

Stock Plan

We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units (“Performance RSUs”) and nonqualified stock options (“Options”) to certain employees and directors. We recognized share-based compensation expense of $14 million and $6 million for the three months ended September 30, 2021 and 2020, respectively, and $32 million and $10 million for the nine months ended September 30, 2021 and 2020, respectively. In the prior year, certain expenses related to Performance RSUs were reversed as the related RSUs were not expected to achieve certain performance targets, resulting in a credit to expense in the prior period. As of September 30, 2021, unrecognized compensation costs for unvested awards was approximately $34 million, which is expected to be recognized over a weighted average period of 1.7 years. As of September 30, 2021, there were 3,757,673 shares of common stock available for future issuance under this plan.

Service RSUs

During the nine months ended September 30, 2021, we issued 588,930 Service RSUs with a grant date fair value of $38.50, which generally vest in equal annual installments over three years from the date of grant.

Options

During the nine months ended September 30, 2021, we issued 542,793 Options with an exercise price of $38.22, which vest over three years from the date of the grant.

The weighted-average grant date fair value of these options was $13.30, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected volatility	34.2%
Dividend yield	0%
Risk-free rate	1.1%
Expected term (in years)	6.0

As of September 30, 2021, we had 1,173,204 Options outstanding that were exercisable.

Performance RSUs

During the nine months ended September 30, 2021, we issued two separate tranches of Performance RSUs.

In March 2021, we issued 124,711 Performance RSUs with a grant date fair value of $38.22. The Performance RSUs are settled at the end of a two-year performance period, with 50 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50 percent of the Performance RSUs issued are subject to the achievement of certain contract sales targets.

In August 2021, and in conjunction with the Diamond Acquisition, we issued 351,118 Performance RSUs with a grant date fair value of $40.27. The Performance RSUs are settled at the end of the performance period which is from the Acquisition Date through December 31, 2023, with 67 percent of the Performance RSUs subject to achievement based on certain run rate cost savings. The remaining 33 percent of the Performance RSUs issued are subject to the achievement of the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction.

We determined that the performance conditions for these awards are probable of achievement and, as of September 30, 2021, we recognized compensation expense based on the number of Performance RSUs we expect to vest.

Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the Plan, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95 percent of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. During the three and nine months ended September 30, 2021 and 2020, we recognized less than $1 million of compensation expense related to this plan.
Note 18: Earnings (Loss) Per Share

The following tables below present the calculation of our basic and diluted earnings (loss) per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares outstanding in millions, except per share amounts)	2021	2020	2021	2020
Basic EPS:
Numerator:
Net income (loss)(1)	$99	$(7)	$101	$(47)
Denominator:
Weighted average shares outstanding	108	85	93	85
Basic EPS	$0.92	$(0.08)	$1.08	$(0.55)
Diluted EPS:
Numerator:
Net income (loss)(1)	$99	$(7)	$101	$(47)
Denominator:
Weighted average shares outstanding	109	85	94	85
Diluted EPS	$0.90	$(0.08)	$1.07	$(0.55)

(1) Net income (loss) for the three months ended September 30, 2021 and 2020 was $98,704,709 and $(6,846,654), respectively, and $100,634,069 and

$(46,771,239) for the nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares outstanding:
Basic EPS	107,688,389	85,082,124	92,944,812	85,198,910
Diluted EPS	109,138,778	85,082,124	94,162,838	85,198,910

For the three and nine months ended September 30, 2021, we excluded 512,371 and 631,738, respectively, and for the three and nine months ended September 30, 2020, we excluded 2,816,707 and 2,506,497, respectively, of share-based compensation awards because their effect would have been anti-dilutive under the treasury stock method.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings (loss) per common share by application of the treasury stock method using average market prices during the period. Potentially dilutive shares of 308,441 and 332,883 for the three and nine months ended September 30, 2020, respectively, were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share as a result of our net loss position.

Note 19: Related Party Transactions

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

We record Equity in earnings from our unconsolidated affiliates in our unaudited condensed consolidated statements of operations. See Note 11: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Elara, by Hilton Grand Vacations and Liberty Place Charleston, by Hilton Club. These amounts are summarized in the following table and are included in General and administrative expenses on our unaudited condensed consolidated statements of operations as of the date they became related parties.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Equity in earnings (losses) from unconsolidated affiliates	$1	$(1)	$7	$3
Commissions and other fees	33	16	70	43

We also had $21 million and $7 million of outstanding receivables related to the fee-for-service agreements included in Accounts receivable, net on our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

Apollo Global Management Inc.

As part of the Diamond Acquisition as described above in Note 3: Diamond Acquisition, Apollo obtained more than 20 percent of our common stock and has the right to designate two nominees to the Board of Directors of HGV pursuant to a Stockholders Agreement among HGV and Apollo. In addition to the right to designate nominees to the Board, the Stockholders Agreement gives Apollo certain other governance, consent and pre-emptive rights, all based on the number of certain shares of HGV common stock owned by Apollo. Outside of the Diamond Acquisition, we did not have any transactions with Apollo during the period ending September 30, 2021 and do not have any outstanding balances or agreements with Apollo as of September 30, 2021. We made one payment to Apollo subsequent to the Diamond Acquisition for amounts that were accrued for periods prior to the completion of the Diamond Acquisition and were included in accounts payable and accrued liabilities as of the Acquisition Date.

Note 20: Business Segments

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
•
Resort operations and club management – We manage the Club and Diamond Clubs and earn activation fees, annual dues and transaction fees from member exchanges for other vacation products. We also earn fees for managing the timeshare properties. We generate rental revenue from unit rentals of unsold inventory and inventory made available due to ownership exchanges under our Club and Diamond Clubs programs. We also earn revenue from food and beverage, retail and spa outlets at our timeshare properties.

The performance of our operating segments is evaluated primarily based on adjusted earnings before interest expense (excluding non-recourse debt), taxes, depreciation and amortization (“EBITDA”). We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) other gains, including asset dispositions and foreign currency translations; (ii) debt restructurings/retirements; (iii) non-cash impairment losses; (iv) share-based and other compensation expenses; and (v) other items, including but not limited to costs associated with acquisitions, restructuring, amortization of premiums resulting from purchase accounting, and other non-cash and one-time charges.

We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.

Below is the presentation of our reportable segment results which include the newly acquired Diamond operations within both segments for the three and nine months ended September 30, 2021. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended September 30,		Nine Months Ended September 30
($ in millions)	2021	2020	2021	2020
Revenues:
Real estate sales and financing	$659	$116	$976	$378
Resort operations and club management	216	61	403	209
Segment revenues	875	177	1,379	587
Cost reimbursements	58	33	131	105
Intersegment eliminations(1)(2)	(5)	(2)	(13)	(10)
Total revenues	$928	$208	$1,497	$682

(1) Includes charges to the real estate sales and financing segment from the resort operations and club management segment for fulfillment of discounted marking package stays at resorts. These charges totaled $5 million and $2 million for the three months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, these charges totaled $13 million and $10 million, respectively.

(2) Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for the three and nine months ended September 30, 2021 and 2020.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Adjusted EBITDA:
Real estate sales and financing(1)	$280	$15	$352	$16
Resort operations and club management(1)	109	30	212	100
Segment Adjusted EBITDA	389	45	564	116
Acquisition and integration-related expense	(54)	—	(83)	—
General and administrative	(41)	(22)	(92)	(65)
Depreciation and amortization	(48)	(11)	(71)	(34)
License fee expense	(24)	(11)	(57)	(39)
Other (loss) gain, net	(20)	1	(22)	—
Interest expense	(42)	(10)	(74)	(32)
Income tax (expense) benefit	(49)	5	(46)	12
Equity in earnings (losses) from unconsolidated affiliates	1	(1)	7	3
Impairment expense	(1)	—	(2)	—
Other adjustment items(2)	(12)	(3)	(23)	(8)
Net income (loss)	$99	$(7)	$101	$(47)

(1) Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.

(2) For the three and nine months ended September 30, 2021 and 2020, this amount includes costs associated with restructuring, one-time charges and other non-cash items included within our reportable segments. For the three months ended September 30, 2021, this also includes amortization of premiums resulting from purchase accounting.

Note 21: Commitments and Contingencies

Commitments

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2021, we were committed to purchase approximately $331 million of inventory and land over a period of 9 years and $8 million of other commitments in the normal course of business. Additionally, we have committed to develop additional vacation ownership units at an existing resort in Japan. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the nine months ended September 30, 2021 and 2020, we completed $132 million and $16 million, respectively, of purchases required under our inventory-related purchase commitments. As of September 30, 2021, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2021 (remaining)	2022	2023	2024	2025	Thereafter	Total
Inventory purchase obligations	$20	$60	$196	$40	$3	$12	$331
Other commitments(1)	2	5	1	—	—	—	8
Total	$22	$65	$197	$40	$3	$12	$339

(1) Primarily relates to commitments related to information technology and brand licensing in the normal course of business.

Rebranding Costs

As part of the Diamond Acquisition and per our licensing agreement with Hilton, we are committed to rebranding Diamond properties to the Hilton Grand Vacations brand and Hilton standards. As of September 30, 2021 we expect to begin incurring rebranding costs during the fourth quarter of 2021, and expect rebranding to occur over a period of several years.

Litigation Contingencies

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We evaluate these legal proceedings and claims at each balance sheet date to determine the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to reasonably estimate the amount of loss. We record a contingent litigation liability when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2021 we accrued liabilities of approximately $25 million for all legal matters that were contingencies. Substantially all of these accrued liabilities are related to matters that existed as of the Acquisition Date, which are subject to change during the measurement period of the Diamond Acquisition. See Note 3: Diamond Acquisition.

While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial condition, cash flows, or materially adversely affect overall trends in our results of operations. Legal proceedings are inherently uncertain and unfavorable rulings could, individually or in aggregate, have a material adverse effect on the Company’s business, financial condition or results of operations.

Note 22: Subsequent Events

In October 2021, the Compensation Committee of the Board of Directors (the "Compensation Committee") approved modifications to the short-term incentive program performance periods and targets covering fiscal year 2021, and in November 2021, the Compensation Committee approved modifications to the long-term incentive performance targets for performance-vesting restricted stock units covering fiscal years 2019 through 2022. The modifications were made to reflect the projected effects of the Diamond Acquisition on applicable metrics. There is no financial impact of these modifications and any awards earned under either the 2021 Short-Term Incentive Program or the Performance RSUs will be subject to the terms and conditions applicable to such awards.

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

HGV cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond HGV’s control, that may cause the actual results, performance or achievements to be materially different from the future results. Factors that could cause HGV’s actual results to differ materially from those contemplated by its forward-looking statements include: risks that HGV may not realize the expected cost savings, synergies, growth and other benefits from the Diamond Acquisition or that the costs related to the Diamond Acquisition are greater than anticipated; risks that there may be significant costs and expenses associated with liabilities related to the Diamond business that were either unknown or are greater than those anticipated at the time of the Diamond Acquisition; risks that HGV may not be successful in integrating the Diamond business into all aspects of our business and operations or that the integration will take longer than anticipated; the potential magnification of our operational risks as a result of the Diamond Acquisition and integration of the Diamond business; risks related to disruption of management’s attention from HGV’s ongoing business operations due to its efforts to integrate Diamond Resorts into HGV; any adverse effect of the Diamond Acquisition on HGV’s reputation, relationships, operating results and business generally; the continuing impact of the COVID-19 pandemic on HGV’s business, operating results, and financial condition; the extent and duration of the impact of the COVID-19 pandemic on global economic conditions; HGV’s ability to meet its liquidity needs; risks related to HGV’s indebtedness, especially in light of the significant amount of indebtedness we incurred to complete the Diamond Acquisition; inherent business risks, market trends and competition within the timeshare and hospitality industries; HGV’s ability to successfully source inventory and market, sell and finance VOIs; default rates on our financing receivables (including those financing receivables related to the Diamond business); the reputation of and our ability to access Hilton brands and programs, including the risk of a breach or termination of our license agreement with Hilton; the integration of Diamond’s operations as part of our overall brand that is governed by the terms of the A&R Hilton License Agreement; compliance with and changes to United States and global laws and regulations, including those related to anti-corruption and privacy; risks related to HGV’s acquisitions, joint ventures, and other partnerships; HGV’s dependence on third-party development activities to secure just-in-time inventory; the performance of HGV’s information technology systems and our ability to maintain data security; regulatory proceedings or litigation; adequacy of our workforce to meet HGV’s business and operation needs; HGV’s ability to attract and retain key executives and employees with skills and capacity to meet our needs; and natural disasters or adverse geo-political conditions. Any one or more of the foregoing factors could adversely impact HGV’s operations, revenue, operating profits and margins, financial condition and/or credit rating.

For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented and updated by the risk factors discussed in “Part II-Item 1A. Risk Factors” of this Report, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, and those described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.

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

"Points-based" refers to VOI sales that are backed by physical real estate that is contributed to a trust.

“VOI” refers to vacation ownership intervals and interests.

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

Overview

Our Business

We are a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our Company also includes Diamond Resorts International ("Diamond"). Our operations primarily consist of: selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and multi-resort trusts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Legacy-HGV Club”) and Diamond points-based clubs.

As of September 30, 2021, we have 154 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Japan and Mexico. A significant number of our properties and VOIs are concentrated in Florida, Hawaii, Europe, California, Arizona, Nevada, and Virginia, and feature spacious, condominium-style accommodations with superior amenities and quality service. As of September 30, 2021, we have approximately 331,000 Hilton Grand Vacations Club and Hilton Club members. Legacy-HGV Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 6,500 properties, as well as numerous experiential vacation options, such as cruises and guided tours. We also have 131,000 Diamond Club members who are able to utilize their points across the Diamond resorts, affiliated properties and alternative experiential options.

Our business has been adversely impacted by the COVID-19 pandemic and its effects on the global economy, including the various government orders and mandates for closures of non-essential businesses. Please see, “Recent Events Related to the COVID-19 Pandemic and Impact on Our Results of Operations, Financial Condition, and Business During the Three and Nine Months Ended September 30, 2021” and other discussions throughout this Report for additional information regarding such impacts.

Diamond Acquisition

On August 2, 2021, we completed the acquisition of Dakota Holdings, Inc., the parent of Diamond (the “Diamond Acquisition” or, ). We completed the acquisition by exchanging 100 percent of the outstanding equity interests of Diamond into shares of HGV common stock. Pre-existing HGV shareholders own approximately 72 percent of the combined company after giving effect of the Diamond Acquisition, with certain funds controlled by Apollo Global Management Inc. (the "Apollo Funds" or, "Apollo") and other minority shareholders, who previously owned 100 percent of Diamond, holding the remaining approximately 28 percent after giving effect to the Diamond Acquisition.

Diamond also operates in the hospitality and VOI industry, with a worldwide resort network of global vacation destinations. Diamond’s portfolio consists of resort properties (the “Portfolio Properties”) that we manage, are included in one of Diamond's single- and multi-use trusts (collectively, the "Diamond Collections"), or are Diamond branded resorts in which we own inventory. In addition there are affiliated resorts and hotels, which we do not manage, and which do not carry the Diamond brand but are a part of Diamond's network and, through THE Club® and other Club offerings (the “Diamond Clubs”), are available for its members to use as vacation destinations.

Diamond’s operations primarily consist of: VOI sales and financing which includes marketing and sales of VOIs and consumer financing for purchasers of the Company's VOIs; operations related to the management of the homeowners associations (the “HOAs”) for resort properties and the Diamond Collections, operating and managing points-based vacation clubs, and operation of certain resort amenities and management services.

In connection with the Diamond Acquisition, we entered into the following arrangements:

- $1.3 billion seven-year senior secured term loan facility ("Term Loan B")

- $850 million aggregate principal amount of 5.00 percent senior notes due 2029 ("the 2029 Notes")

- $500 million aggregate principal amount of 4.875 percent senior notes due 2031 ("the 2031 Notes")

The cumulative proceeds received from Term Loan B and senior notes were used to repay certain existing indebtedness of both HGV and Diamond, including HGV's pre-existing term loan and senior notes, $260 million of the balance on the revolving credit facility, and approximately $2.03 billion of Diamond's corporate indebtedness inclusive of accrued interest on the existing indebtedness and early termination penalties.

The financial results within this report include Diamond’s results of operations beginning on August 2, 2021. We refer to Diamond's business and operations that we acquired as "Legacy-Diamond", and our business and operations that existed both prior to and following the Diamond Acquisition as "Legacy-HGV." See Note 3: Diamond Acquisition for more information. Acquisition and integration-related expenses represent direct costs associated with the Diamond Acquisition including integration costs, legal fees, financial and other professional services. These expenses also include severance, retention and other employee-related benefits.

Of our 154 properties, we had 92 properties that are Legacy-Diamond as of September 30, 2021.

Our Segments

We operate our business across two segments: (1) real estate sales and financing; and (2) resort operations and club management.

Real Estate Sales and Financing

Our primary Legacy-HGV product is the marketing and selling of fee-simple VOIs deeded in perpetuity and right to use real estate interests, developed either by us or by third parties. This ownership interest is an interest in real estate generally equivalent to one week on an annual basis, at the timeshare resort where the VOI was purchased. Traditionally, timeshare operators have funded 100 percent of the investment necessary to acquire land and construct timeshare properties. We source VOIs through fee-for-service and just-in-time agreements with third-party developers and have focused our inventory strategy on developing an optimal inventory mix focused on developed properties as well as fee-for-service and just-in-time agreements. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory with the sale to purchasers. Sales of owned, including just-in-time inventory, generally result in greater Adjusted EBITDA contributions, while fee-for-service sales require less initial investment and allow us to accelerate our sales growth. Both sales of owned inventory and fee-for-service sales generate long-term, predictable fee streams, by adding to the Club membership base and properties under management, that generate strong returns on invested capital.

Our primary "Collections" product is the marketing and selling of VOIs sold to customers as beneficial interests in one of our Collections, which are represented by an annual or biennial allotment of points that can be utilized for vacations at any of the resorts in our network for varying lengths of stay. In general, purchasers of points do not acquire a direct ownership interest in the resort properties in our network generally, for each Collection, one or more trustees hold legal title to the deeded fee simple real estate interests or the functional equivalent, or, in some cases, leasehold real estate interests for the benefit of the respective Collection’s association members in accordance with the applicable agreements. We source some of our VOIs through just-in-time agreements with third-party developers and develop our own properties.

For the nine months ended September 30, 2021, sales from fee-for-service, just-in-time, developed inventory and points-based sources were 35 percent, 22 percent, 26 percent and 17 percent, respectively, of contract sales. See “Key Business and Financial Metrics and Terms Used by Management — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $14 billion at current pricing.

Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 38 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe, and Japan. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have 16 Legacy-HGV sales distribution centers in various domestic and international locations. We have added approximately 30 sales centers as part of the Diamond Acquisition primarily located in the U.S. at Diamond resort properties. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton (Legacy-HGV only) and are frequent leisure travelers. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management—Real Estate Sales Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the nine months ended September 30, 2021, 67 percent of our contract sales were to our existing owners.

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 4 percent to 18 percent per annum.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Nine Months Ended September 30,
	2021	2020
Weighted-average FICO score	724	734

Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Clubs.

Some of our timeshare financing receivables have been pledged as collateral in our securitization transactions, which have in the past and may in the future provide funding for our business activities. In these securitization transactions, special purpose entities are established to issue various classes of debt securities which are generally collateralized by a single pool of assets, consisting of timeshare financing receivables that we service and related cash deposits. For additional information see Note 7: Timeshare Financing Receivables in our unaudited condensed consolidated financial statements.

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

We also manage and operate the Clubs, including the points-based Hilton Grand Vacations Club and Hilton Club exchange programs, which provide exclusive exchange, leisure travel and reservation services to our Legacy-HGV Club members, as well as the Diamond Clubs (the Legacy-HGV Club and Diamond Clubs are collectively referred to as “Clubs”). When owners purchase VOI, they are generally enrolled in a Club which allows the member to exchange their points for a number of vacation options. In addition to an annual membership fee, Club members pay incremental fees depending on exchanges they choose within the Club system.

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

Key Business and Financial Metrics and Terms Used by Management

Real Estate Sales Operating Metrics

We measure our performance using the following key operating metrics:

•
Contract sales represents the total amount of VOI products (Collections (points-based), just-in-time, developed, and fee-for-service) under purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price. Contract sales differ from revenues from the Sales of VOIs, net that we report in our condensed consolidated statements of operations due to the requirements for revenue recognition, as well as adjustments for incentives. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business and is used to manage the performance of the sales organization. While we do not record the purchase price of sales of VOI products developed by fee-for-service partners as revenue in our condensed consolidated financial statements, rather recording the commission earned as revenue in accordance with U.S. GAAP, we believe contract sales to be an important operational metric, reflective of the overall volume and pace of sales in our business and believe it provides meaningful comparability of our results to the results of our competitors which may source their VOI products differently.

We believe that the presentation of contract sales on a combined basis (fee-for-service, developed and points-based) is most appropriate for the purpose of the operating metric; additional information regarding the split of contract sales, is included in “—Real Estate” below. See Note 2: Summary of Significant Accounting Policies in our unaudited consolidated financial statements included in Item 1 in our Quarterly Report herein on form 10-Q for the quarter ended September 30, 2021, for additional information on Sales of VOI, net.

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

For further information see Item 8. Financial Statements and Supplementary Data - Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2020 as well as Note 2: Summary of Significant Accounting Policies above.

EBITDA and Adjusted EBITDA

EBITDA, presented herein, is a financial measure that is not recognized under U.S. GAAP that reflects net income (loss), before interest expense (excluding non-recourse debt), a provision for income taxes and depreciation and amortization.

Adjusted EBITDA, presented herein, is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) other gains, including asset dispositions and foreign currency translations; (ii) debt restructurings/retirements; (iii) non-cash impairment losses; (iv) share-based and other compensation expenses; and (v) other items, including but not limited to costs associated with acquisitions, restructuring, amortization of premiums resulting from purchase accounting, and other non-cash and one-time charges.

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

Recent Events Related to the COVID-19 Pandemic and Impact on Our Results of Operations, Financial Condition, and Business During the Three and Nine Months Ended September 30, 2021.

As of September 30, 2021, nearly all of our resorts and sales centers which previously closed due to the COVID-19 pandemic are open and operating, although some are still operating in markets with various capacity constraints, social distancing requirements and other safety measures, which are impacting consumer demand for resorts in those markets. Subsequent to September 30, 2021, all of our resorts and all but three of our sales centers have fully reopened. We plan to continue our normal business as conditions permit, but there can be no assurance that such positive trends will continue or that there will not be any increases of new infections or new variants (such as the Delta variant) that may result in the reimposition of social distancing measures and/or restrictions in certain jurisdictions, as well as travel restrictions that may impede or reverse our recovery. Please carefully review the risk factors contained in this quarterly report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, in Item 1A of our Form 10-K for the year ended December 31, 2020 and those described from time to time in other periodic reports that we file with the SEC for discussions of various factors and uncertainties related to the pandemic that may materially impact us.

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

Segment Results

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 20: Business Segments in our unaudited condensed consolidated financial statements. We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key Business and Financial Metrics and Terms Used by Management—EBITDA and Adjusted EBITDA.” The following tables set forth revenues and Adjusted EBITDA by segment:

	Three Months Ended September 30,		Change	Change due to Legacy-Diamond		Change due to Legacy-HGV
($ in millions)	2021	2020	$	$		$
Revenues:
Real estate sales and financing	$659	$116	$543	$127		$416
Resort operations and club management	216	61	155	102		53
Total segment revenues	875	177	698	229	—	469
Cost reimbursements	58	33	25	16		9
Intersegment eliminations(1)	(5)	(2)	(3)	—		(3)
Total revenues	$928	$208	$720	$245		$475

	Nine Months Ended September 30,		Change	Change due to Legacy-Diamond		Change due to Legacy-HGV
($ in millions)	2021	2020	$	$		$
Revenues:
Real estate sales and financing	$976	$378	$598	$127		$471
Resort operations and club management	403	209	194	102		92
Total segment revenues	1,379	587	792	229	—	563
Cost reimbursements	131	105	26	16		10
Intersegment eliminations(1)	(13)	(10)	(3)	—		(3)
Total revenues	$1,497	$682	$815	$245		$570

(1) Refer to Note 20: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income (loss), our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Net income (loss)	$99	$(7)	$106	$30	$76
Interest expense	42	10	32	(1)	33
Income tax expense (benefit)	49	(5)	54	12	42
Depreciation and amortization	48	11	37	37	—
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	1	(1)	—	(1)
EBITDA	238	10	228	78	150
Other loss (gain), net	20	(1)	21	—	21
Share-based compensation expense	14	6	8	—	8
Impairment expense	1	—	1	—	1
Acquisition and integration-related expense	54	—	54	3	51
Other adjustment items(1)	13	4	9	8	1
Adjusted EBITDA	$340	$19	$321	$89	$232

	Nine Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Net income (loss)	$101	$(47)	$148	$30	$118
Interest expense	74	32	42	(1)	43
Income tax expense (benefit)	46	(12)	58	12	46
Depreciation and amortization	71	34	37	37	—
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	2	(1)	—	(1)
EBITDA	293	9	284	78	206
Other loss, net	22	—	22	—	22
Share-based compensation expense	32	10	22	—	22
Impairment expense	2	—	2	—	2
Acquisition and integration-related expense	83	—	83	3	80
Other adjustment items(1)	20	14	6	8	(2)
Adjusted EBITDA	$452	$33	$419	$89	$330

(1) For the three and nine months ended September 30, 2021 and 2020 this amount includes costs associated with restructuring, one-time charges, and other non-cash items. For the three months ended September 30, 2021, this also includes amortization of premiums resulting from purchase accounting.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Adjusted EBITDA:
Real estate sales and financing(1)	$280	$15	$265	$54	$211
Resort operations and club management(1)	109	30	79	40	39
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	1	—	1	—	1
License fee expense	(24)	(11)	(13)	—	(13)
General and administrative(2)	(26)	(15)	(11)	(5)	(6)
Adjusted EBITDA	$340	$19	$321	$89	$232

	Nine Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Adjusted EBITDA:
Real estate sales and financing(1)	$352	$16	$336	$54	$282
Resort operations and club management(1)	212	100	112	40	72
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	8	5	3	—	3
License fee expense	(57)	(39)	(18)	—	(18)
General and administrative(2)	(63)	(49)	(14)	(5)	(9)
Adjusted EBITDA	$452	$33	$419	$89	$330

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

The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
($ in millions)	2021	2020		$2021	2020	$
Sales of VOIs (deferrals)	$—	$(13)	$13	$—	$(64)	$64
Sales of VOIs recognitions	241	—	241	167	—	167
Net Sales of VOIs recognitions (deferrals)	241	(13)	254	167	(64)	231
Cost of VOI sales (deferrals)(1)	—	(4)	4	—	(17)	17
Cost of VOI sales recognitions	73	—	73	50	—	50
Net Cost of VOI sales recognitions (deferrals)(1)	73	(4)	77	50	(17)	67
Sales and marketing expense (deferrals)	—	(1)	1	—	(9)	9
Sales and marketing expense recognitions	35	—	35	24	—	24
Net Sales and marketing expense recognitions (deferrals)	35	(1)	36	24	(9)	33
Net construction recognitions (deferrals)	$133	$(8)	$141	$93	$(38)	$131

(1) Includes anticipated Costs of VOI sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete for the three and nine months ended September 30, 2021 and 2020.

Real estate sales and financing segment revenues increased by $543 million and $598 million for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to an increase of $254 million and $231 million, respectively, related to the recognition of sales of VOIs revenue for completed projects which were deferred when under construction. All projects completed in the third quarter of 2021 were in deferral for the three and nine months ending September 30, 2020. Additionally, sales of VOIs increased by $185 million and marketing revenues increased by $110 million as a result of the increase in travel demand and the reopening of nearly all of our resorts and sales centers by the end of the second quarter of 2021. During early 2020, substantially all of our resorts and sales centers were closed due to the COVID-19 pandemic, which significantly lowered our results for the three and nine months ended September 30, 2020. Diamond contributed $127 million to the total increase in real estate sales and financing revenues for the three and nine months ended September 30, 2021 primarily driven by $101 million of sales of VOIs.

Real estate sales and financing Adjusted EBITDA increased by $265 million and $336 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, due to the increases in sales revenue and marketing segment revenues partially offset with the associated increase in cost of VOI sales and real estate operating expenses associated with segment performance discussed herein. In addition, for the three and nine months ended September 30, 2021, real estate sales and financing segment Adjusted EBITDA was impacted favorably by an immaterial amount and $4 million net credit related to government assistance from Japan and an employee retention credit granted under the CARES Act, primarily associated with payments made to employees as a result of operational closures caused by the COVID-19 pandemic, compared to $9 million and $24 million of net expenses for the three and nine months ended September 30, 2020, respectively. Diamond contributed $54 million to the total increase in real estate sales and financing Adjusted EBITDA for the three and nine months ended September 30, 2021.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues increased $155 million and $194 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to increases in rental revenues as a result of the reopening of nearly all of our resorts and sales centers by the end of the second quarter of 2021, which led to increased results as compared to the prior periods. During early 2020, substantially all of our resorts and sales centers were closed due to the COVID-19 pandemic, which significantly lowered our results for the three and nine months ended September 30, 2020. We began a phased reopening of our resorts and resumption of our business activities during the second quarter of 2020. Diamond contributed $102 million to the total increase in resort operations and club management segment revenues for the three and nine months ended September 30, 2021, primarily driven by $49 million of rental revenue and $38 million of resort operations revenue.

Resort operations and club management segment Adjusted EBITDA increased $79 million and $112 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to the increases in rental revenues described above partially offset with the increases in segment operating expenses associated with segment performance discussed herein. Diamond contributed $40 million to the total increase in resort operations and club management Adjusted EBITDA for the three and nine months ended September 30, 2021.

Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions, except Tour flow and VPG)	2021	2020	$	$	$
Contract sales	$433	$117	$316	$143	$173
Adjustments:
Fee-for-service sales(1)	(124)	(67)	(57)	—	(57)
Provision for financing receivables losses	(50)	(12)	(38)	(23)	(15)
Reportability and other:
Net recognition (deferral) of sales of VOIs under construction(2)	241	(13)	254	—	254
Fee-for-service sale upgrades, net	3	4	(1)	—	(1)
Other(3)	(15)	(5)	(10)	(20)	10
Sales of VOIs, net	$488	$24	$464	$100	$364
Tour flow	97,628	25,488
VPG	$4,255	$4,205

	Nine Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions, except Tour flow and VPG)	2021	2020	$	$	$
Contract sales	$831	$396	$435	$143	$292
Adjustments:
Fee-for-service sales(1)	(289)	(216)	(73)	—	(73)
Provision for financing receivables losses	(78)	(57)	(21)	(23)	2
Reportability and other:
Net recognition (deferral) of sales of VOIs under construction(2)	167	(64)	231	—	231
Fee-for-service sale upgrades, net	8	13	(5)	—	(5)
Other(3)	(42)	8	(50)	(20)	(30)
Sales of VOIs, net	$597	$80	$517	$100	$417
Tour flow	181,921	98,263
VPG	$4,356	$3,763

(1) Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.

(2) Represents the net impact of deferred revenues related to the Sales of VOIs under construction that are recognized when construction is complete.

(3) Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.

Contract sales increased by $316 million and $435 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to an increase in tour flow and VPG and a related improvement in travel demand. As of September 30, 2021, nearly all of our resorts and sales centers which had previously closed due to the COVID-19 pandemic were open and operating. Diamond contributed $143 million to the total increase in contract sales for the three and nine months ended September 30, 2021. Sales of VOIs, net also increased by $254 million and $231 million due to the recognition of all sales of VOIs under construction in the third quarter of 2021 which were in deferral for the three and nine months ended September 30, 2020.

	Three Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Sales, marketing, brand and other fees	$118	$52	$66	$11	$55
Less:
Marketing revenue and other fees	45	11	34	11	23
Commissions and brand fees	73	41	32	—	32
Sales of VOIs, net	488	24	464	100	364
Sales revenue	561	65	496	100	396
Less:
Cost of VOI sales	130	8	122	12	110
Sales and marketing expense, net(1)	174	66	108	40	68
Real estate profit (loss)	$257	$(9)	$266	$48	$218
Real estate profit margin	45.8%	(13.8)%

	Nine Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Sales, marketing, brand and other fees	$252	$171	$81	$11	$70
Less:
Marketing revenue and other fees	90	40	50	11	39
Commissions and brand fees	162	131	31	—	31
Sales of VOIs, net	597	80	517	100	417
Sales revenue	759	211	548	100	448
Less:
Cost of VOI sales	154	21	133	12	121
Sales and marketing expense, net(1)	316	247	69	40	29
Real estate profit (loss)	$289	$(57)	$346	$48	$298
Real estate profit margin	38.1%	(27.0)%

(1) Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.

Sales revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, due to the recognition of all sales of VOIs under construction in the third quarter of 2021 which were in deferral for the three and nine months ended September 30, 2020. Further, as a result of the reopening of nearly all of our resorts and sales centers by the end of the second quarter of 2021, combined with a higher mix of our sales for VOIs at new properties, results have increased as compared to the prior periods. For the three and nine months ended September 30, 2021, the increase in cost of VOI sales is consistent with the increase in sales revenue, compared to the compared to the same periods in 2020. For the same periods, the increase in sales and marketing expense, net is consistent with the sales revenue increase, offset by an increase in marketing revenue from an increase in breakage rate on marketing packages. Diamond contributed $48 million to real estate profit primarily driven by contract sales partially offset by marketing expenses, for the three and nine months ended September 30, 2021.

Financing

	Three Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Interest income	$46	$34	$12	$15	$(3)
Other financing revenue	7	6	1	1	—
Financing revenue	53	40	13	16	(3)
Consumer financing interest expense	8	9	(1)	1	(2)
Other financing expense	11	4	7	5	2
Financing expense	19	13	6	6	—
Financing profit	$34	$27	$7	$10	$(3)
Financing profit margin	64.2%	67.5%

	Nine Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Interest income	$108	$108	$—	$15	$(15)
Other financing revenue	19	19	—	1	(1)
Financing revenue	127	127	—	16	(16)
Consumer financing interest expense	22	23	(1)	1	(2)
Other financing expense	21	16	5	5	—
Financing expense	43	39	4	6	(2)
Financing profit	$84	$88	$(4)	$10	$(14)
Financing profit margin	66.1%	69.3%

Financing revenue increased $13 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to a $15 million increase related to interest income on the acquired timeshare financing receivables portfolio, partially offset by a $3 million decrease related to interest income on the originated timeshare financing receivables portfolio. The interest income generated from the originated loan portfolio decreased, compared to the same period in 2020, due to a decrease in the timeshare financing receivables balance, partially offset by an increase in weighted average interest rate for the portfolio from 12.6 percent to 12.7 percent as of September 30, 2021.

For the nine months ended September 30, 2021, the increase related to interest income on the acquired timeshare financing receivables portfolio was offset by a decrease related to interest income on the originated timeshare financing portfolio consistent with the drivers for the three months ended September 30, 2021 described above, resulting in the revenues remaining flat in total compared to the same period in 2020.

Financing expense increased by $6 million and $4 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily related to Diamond's financing operations and interest expense on the acquired non-recourse debt.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Club management revenue	$42	$23	$19	$12	$7
Resort management revenue	57	16	41	38	3
Resort and club management revenues	99	39	60	50	10
Club management expense	8	6	2	2	—
Resort management expense	18	3	15	13	2
Resort and club management expenses	26	9	17	15	2
Resort and club management profit	$73	$30	$43	$35	$8
Resort and club management profit margin	73.7%	76.9%

	Nine Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Club management revenue	$98	$70	$28	$12	$16
Resort management revenue	94	52	42	38	4
Resort and club management revenues	192	122	70	50	20
Club management expense	18	18	—	2	(2)
Resort management expense	27	9	18	13	5
Resort and club management expenses	45	27	18	15	3
Resort and club management profit	$147	$95	$52	$35	$17
Resort and club management profit margin	76.6%	77.9%

Resort and club management revenues increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to an increase in annual club dues along with an increase in the number of transactions compared to the same periods in 2020. Additionally, during the three and nine months ended September 30, 2021 we did not issue or refund club transaction fees unlike during the three and nine months ended September 30, 2020, to accommodate our guests impacted by the COVID-19 pandemic. Diamond contributed $50 million to the increase in resort and club management revenues for the three and nine months ended September 30, 2021 primarily related to resort management revenue.

Resort and club management profit increased for the three and nine months ended September 30, 2021, primarily due to the aforementioned increase in club management and resort management revenue, partially offset by an increase in resort management expenses driven by the opening of nearly all of our resorts and sales centers which had previously closed due to the COVID-19 pandemic by the end of the second quarter 2021. Diamond contributed $35 million to the increase in resort and club management profit for the three and nine months ended September 30, 2021.

Rental and Ancillary Services

	Three Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Rental revenues	$104	$19	$85	$48	$37
Ancillary services revenues	8	1	7	4	3
Rental and ancillary services revenues	112	20	92	52	40
Rental expenses	77	23	54	45	9
Ancillary services expense	7	1	6	2	4
Rental and ancillary services expenses	84	24	60	47	13
Rental and ancillary services profit (loss)	$28	$(4)	$32	$5	$27
Rental and ancillary services profit margin	25.0%	(20.0)%

	Nine Months Ended September 30,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Rental revenues	$184	$71	$113	$48	$65
Ancillary services revenues	14	6	8	4	4
Rental and ancillary services revenues	198	77	121	52	69
Rental expenses	138	77	61	45	16
Ancillary services expense	13	8	5	2	3
Rental and ancillary services expenses	151	85	66	47	19
Rental and ancillary services profit (loss)	$47	$(8)	$55	$5	$50
Rental and ancillary services profit margin	23.7%	(10.4)%

Rental and ancillary services revenues, expenses, and profit percentage increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to an increase in transient revenue. Diamond contributed $52 million to the increase in rental and ancillary services revenues and $5 million to the rental and ancillary services profit for the three and nine months ended September 30, 2021.

Other Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in millions)	2021	2020	$	%	2021	2020	$	%
General and administrative	$41	$22	$19	86.4%	$92	$65	$27	41.5%
Depreciation and amortization	48	11	37	NM(1)	71	34	37	NM(1)
License fee expense	24	11	13	NM(1)	57	39	18	46.2%
Impairment expense	1	—	1	NM(1)	2	—	2	NM(1)

(1) Fluctuation in terms of percentage change is not meaningful.

The change in other operating expenses for the three and nine months ended September 30, 2021, compared to the same periods in 2020, is driven by expenses related to the Diamond Acquisition and administrative expenses and depreciation and amortization. General and administrative expenses increased by $19 million and $27 million for the three and nine months ended September 30, 2021, respectively. Diamond contributed $8 million to the increase in general and administrative expenses for the three and nine months ended September 30, 2021 primarily related to salaries and related costs and legal and professional fees. The increase in general and administrative expenses is also related to an increase in expense related to share-based compensation. In the prior year, certain expenses related to Performance RSUs were reversed as the related RSUs were not expected to achieve certain performance targets, resulting in a credit to expense in the prior period. Further, more share-based compensation awards were granted in the three and nine months ending September 30, 2021 than the same periods in 2020. Depreciation and amortization increased primarily as a result of the intangibles acquired as part of the Diamond Acquisition. Two months of amortization expense for the recently acquired assets are included in the results of the three and nine months ended September 30, 2021. License fee expense increase is related to the corresponding increase in Legacy-HGV revenue.

Acquisition and Integration-Related Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in millions)	2021	2020	$	%	2021	2020	$	%
Acquisition and integration-related expense	$54	$—	$54	NM(1)	$83	$—	$83	NM(1)

(1) Fluctuation in terms of percentage change is not meaningful.

Acquisition and integration-related costs include direct expenses for the Diamond Acquisition including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants and employee-related costs such as severance and retention. We did not incur any acquisition and integration-related costs for the three and nine months ended September 30, 2020.

Non-Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in millions)	2021	2020	$	%	2021	2020	$	%
Interest expense	$42	$10	$32	NM(1)	$74	$32	$42	NM(1)
Equity in earnings from unconsolidated affiliates	(1)	1	(2)	NM(1)	(7)	(3)	(4)	NM(1)
Other loss (gain), net	20	(1)	21	NM(1)	22	—	22	NM(1)
Income tax expense (benefit)	49	(5)	54	NM(1)	46	(12)	58	NM(1)

(1) Fluctuation in terms of percentage change is not meaningful.

The change in non-operating expenses for the three and nine months ended September 30, 2021, compared to the same periods in 2020, is primarily due to (i) an increase in interest expense as a result of the issuance of Term Loan B, the 2029 Notes and the 2031 Notes 2031 (ii) an increase in Other loss (gain), net resulting from the loss on debt extinguishment of certain corporate indebtedness of HGV and (iii) an increase in income tax expense due to an increase in income before taxes combined with an increase in the effective tax rate. See Note 12: Debt and non-recourse debt and Note 16: Income Taxes for additional information.

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

•
In March 2021, we amended our Credit Agreement to amend certain terms related to financial covenants to permit the Diamond Acquisition. The financial covenants were also amended to provide greater flexibility for the Company. The borrowing capacity under the Credit Agreement remained the same. In connection with the amendment, we incurred $1 million in debt issuance costs. We amended our Timeshare Facility to align with our amended Credit Agreement. In addition, we obtained a revolving credit facility commitment in connection with the Diamond Acquisition and incurred $2 million in debt issuance costs which were amortized over the term of the commitment in the first quarter of 2021. This was included in Interest expense in our unaudited condensed consolidated statements of operations.
•
In June 2021, we entered into indentures in connection with the issuance and sale of senior notes, $850 million aggregate principal amount of 5.00 percent senior notes due 2029 (" the 2029 Notes") and $500 million aggregate principal amount of 4.875 percent senior notes due 2031 ("the 2031 Notes"). The net proceeds from the 2029 Notes and the 2031 Notes were used to finance the repayment of certain indebtedness in connection with the Diamond Acquisition. The gross proceeds of the offerings were initially deposited and held in an escrow account until the closing of the Diamond Acquisition on August 2, 2021. In connection with the offerings, we incurred $24 million in debt issuance costs.
•
In connection with the closing of the Diamond Acquisition, HGV also entered into a new $1.3 billion seven-year senior secured term loan facility ("Term Loan B"). The Term Loan B was issued at a $6 million discount and the cumulative proceeds received from the Term loan and related senior notes discussed below were used to repay certain existing indebtedness of both HGV and Diamond, including HGV's pre-existing term loan and senior notes, $260 million of the balance on the revolving credit facility, and approximately $2.03 billion of Diamond's corporate indebtedness. We incurred a $20 million of loss on debt extinguishment for the transactions described herein which is included in Other (loss) gain, net. As of September 30, 2021, we incurred approximately $27 million in debt issuance costs for Term Loan B.
•
As of September 30, 2021, we had total cash and cash equivalents of $564 million, including $230 million of restricted cash.
•
As of September 30, 2021, we have $499 million remaining borrowing capacity under the revolver facility. In addition, we have $629 million remaining borrowing capacity in total under our Timeshare Facility, and conduit facilities due in 2023 and 2024. We have $180 million of securities that are available to be securitized, and another $149 million of securities that we expect will become eligible as soon as they meet typical milestones including receipt of first payment, deeding, or recording.

As of September 30, 2021, we have nearly all of our resorts and sales centers open and currently operating. However, some of our resorts and sales centers are still operating in markets with capacity constraints and are subject to various safety measures, which are impacting consumer demand for resorts in those markets. While we plan to continue normal business as conditions permit, the pandemic continues to be unprecedented and rapidly changing, and has unknown duration and severity.

We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2021, our inventory-related purchase commitments totaled $331 million over 9 years.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,
($ in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$36	$86
Investing activities	(1,610)	(24)
Financing activities	1,612	503

Operating Activities

Cash flow provided by operating activities is primarily generated from (1) sales and financing of VOIs and (2) net cash generated from managing our resorts, Club and Diamond Club operations and providing related rental and ancillary services. Cash flows used in operating activities primarily include spending for the purchase and development of real estate for future conversion to inventory and funding our working capital needs. Our cash flows from operations generally vary due to the following factors related to the sale of our VOIs; the degree to which our owners finance their purchase and our owners’ repayment of timeshare financing receivables; the timing of management and sales and marketing services provided; and cash outlays for VOI inventory acquisition and development. Additionally, cash flow from operations will also vary depending upon our sales mix of VOIs; over time, we generally receive more cash from the sale of an owned VOI as compared to that from a fee-for-service sale.

The change in net cash flows provided by operating activities for the nine months ended September 30, 2021, compared to the same period in 2020 was primarily due a decrease in net working capital from operations partially offset by an increase in cash from increased sales and operating activity as compared to the prior year.

The following table summarizes our VOI inventory spending:

	Nine Months Ended September 30,
($ in millions)	2021	2020
VOI spending - owned properties(2)	$159	$70
VOI spending - fee-for-service upgrades(1)	5	11
Purchases and development of real estate for future conversion to inventory	25	27
Total VOI inventory spending	$189	$108

(1) Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects of $4 million and $7 million recorded in Costs of VOI sales for the nine months ended September 30, 2021 and 2020, respectively.

(2) For the nine months ended September 30, 2021 and 2020, our VOI inventory spending on owned properties relates to deeded properties that are classified as Inventory on our unaudited condensed consolidated balance sheets.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Nine Months Ended September 30,
($ in millions)	2021	2020
Acquisition of Diamond, net of cash and restricted cash acquired	$(1,585)	$—
Capital expenditures for property and equipment	(11)	(6)
Software capitalization costs	(14)	(16)
Investments in unconsolidated affiliates	—	(2)
Net cash used in investing activities	$(1,610)	$(24)

Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

The change in net cash used in investing activities for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to the Diamond Acquisition.

Financing Activities

The following table summarizes our net cash provided by financing activities:

	Nine Months Ended September 30,
($ in millions)	2021	2020
Issuance of debt	$2,650	$495
Issuance of non-recourse debt	96	495
Repayment of debt	(843)	(62)
Repayment of non-recourse debt	(234)	(403)
Debt issuance costs	(61)	(8)
Repurchase and retirement of common stock	—	(10)
Payment of withholding taxes on vesting of restricted stock units	(5)	(3)
Proceeds from employee stock plan purchases	1	1
Proceeds from stock option exercises	10	—
Other financing activity	(2)	(2)
Net cash provided by financing activities	$1,612	$503

The change in net cash provided by financing activities for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to the increase in debt borrowings for the issuance of Term Loan B in August 2021 and senior notes in June 2021 offset by repayments of debt and non-recourse debt and $3 million of other debt issuance costs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2021:

($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$2,984	$22	$14	$314	$2,634
Non-recourse debt	1,297	270	320	119	588
Interest on debt(1)	1,482	179	175	164	964
Operating leases	103	18	46	28	11
Inventory purchase commitments	331	80	199	43	9
Other commitments(2)	8	6	2	—	—
Total contractual obligations	$6,205	$575	$756	$668	$4,206

(1)Includes interest on our debt and non-recourse debt. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 0.08 percent, subject to a 0.25 percent floor, as of September 30, 2021.

(2) Primarily relates to commitments related to information technology and brand licensing in the normal course of business.

We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2021, our inventory-related purchase commitments totaled $331 million over 9 years, and we expect to purchase $80 million of these commitments over the next twelve months. We also intend to rebrand Diamond properties as Hilton Grand Vacations branded properties pursuant to the A&R Hilton License Agreement.

We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $328 million as of September 30, 2021 which primarily consist of escrow and construction related bonds.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of September 30, 2021 consisted of $331 million of certain commitments with developers whereby we have committed to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand and $8 million of other commitments under the normal course of business. The ultimate amount and timing of the acquisitions is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 21: Commitments and Contingencies in our unaudited condensed consolidated financial statements for a discussion of our off-balance sheet arrangements.

Guarantor Financial Information

Certain subsidiaries, which are listed on Exhibit 22 of this Quarterly Report on Form 10-Q, have guaranteed our obligations related to our senior unsecured 2029 Notes and 2031 Notes (together, "the Notes"). The 2029 Notes were issued in June 2021 with an aggregate principal balance of $850 million, an interest rate of 5.0 percent, and maturity in June 2029. The 2031 Notes were issued in June 2021 with an aggregate principal balance of $500 million, an interest rate of 4.875 percent, and maturity in July 2031.

The Notes were co-issued by Hilton Grand Vacations Borrower LLC and Hilton Grand Vacations Borrower Inc. (the “Issuers”) and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Hilton Grand Vacations Inc. (the “Parent”), Hilton Grand Vacations Parent LLC, the Issuers, and each of the Issuer’s existing and future wholly owned domestic restricted subsidiaries (all entities that guarantee the Notes, collectively, the “Obligor group”).

The Notes rank equally in right of payment with all of the Issuers’ and each guarantor’s existing and future senior indebtedness, are subordinated to all of the Issuers’ and guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including the Senior Secured Credit Facilities, rank senior in right of payment to all of the Issuers’ and guarantors’ future subordinated indebtedness and other obligations that expressly provide for their subordination to the notes and the related guarantees, and are structurally subordinated to all existing and future indebtedness claims of holders of preferred stock and other liabilities of the Issuer’s subsidiaries that do not guarantee the Notes.

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

The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:

Summarized Financial Information

($ in millions)	September 30,
Assets	2021
Cash and cash equivalents	$246
Restricted cash	143
Accounts receivable, net - due from non-guarantor subsidiaries	33
Accounts receivable, net - due from related parties	21
Accounts receivable, net - other	195
Timeshare financing receivables, net	930
Inventory	927
Property and equipment, net	728
Operating lease right-of-use assets, net	73
Investments in unconsolidated affiliates	56
Goodwill	820
Intangible assets, net	1,953
Land and Infrastructure held for sale	41
Other assets	189
Total assets	$6,355

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$33
Accounts payable, accrued expenses and other - other	586
Advanced deposits	113
Debt, net	2,929
Operating lease liabilities	89
Deferred revenues	135
Deferred income tax liabilities	798
Total liabilities	$4,683

Nine months ended September 30,
($ in millions)	2021
Total revenues - transactions with non-guarantor subsidiaries	$6
Total revenues - other	1,315
Operating income	164
Net income	41

Subsequent Events

In October 2021, the Compensation Committee of the Board of Directors (the "Compensation Committee") approved modifications to the short-term incentive program performance periods and targets covering fiscal year 2021, and in November 2021, the Compensation Committee approved modifications to the long-term incentive performance targets for performance-vesting restricted stock units covering fiscal years 2019 through 2022. The modifications were made to reflect the projected effects of the Diamond Acquisition on applicable metrics. There is no financial impact of these modifications and any awards earned under either the 2021 Short-Term Incentive Program or the Performance RSUs will be subject to the terms and conditions applicable to such awards.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2020. Since the filing of our 2020 Annual Report on Form 10-K, we have not changed the critical accounting policies or estimates outlined therein. In addition to the referenced critical accounting policies and estimates, we have implemented the following:

Business Combinations

We account for our business combinations in accordance with the acquisition method of accounting. We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. For each acquisition, we recognize goodwill as the amount in which consideration transferred for the acquired entity exceeds the fair values of net assets. The fair value of net assets is the fair value assigned to the assets acquired reduced by the fair value assigned to liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income, cost and sales and market approaches, which also include certain valuation techniques such as discount rates, and the amount and timing of future cash flows. We utilize independent valuation specialists under our supervision for certain of our assignments of fair value. We record the net assets and results of operations of an acquired entity in our condensed consolidated financial statements from the acquisition date through period-end. We expense acquisition-related expenses as incurred and include such expenses within Acquisition and integration-related expense on our condensed consolidated statements of operations. See Note 2: Summary of Significant Accounting Policies and Note 3: Diamond Acquisition for further detail.

Goodwill

We do not amortize goodwill. We evaluate goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that it is more-likely-than-not that we may not be able to recover the carrying amount (book value) of the net assets of the related reporting unit. When evaluating goodwill for impairment, we may perform the optional qualitative assessment by considering factors including macroeconomic conditions, industry and market conditions and overall financial performance. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We only recognize an impairment on goodwill if the estimated fair value of a reporting unit is less than its carrying value, in an amount not to exceed the carrying value of the reporting unit's goodwill.

Acquired Financial Assets with Credit Deterioration

When financial assets are acquired, whether in connection with a business combination or an asset acquisition, we evaluate whether those acquired financial assets have experienced a more-than-insignificant deterioration in credit quality since origination. Financial assets that were acquired with evidence of such credit deterioration are referred to as purchased credit deteriorated (“PCD”) assets and reflect the acquirer’s assessment at the acquisition date. The evaluation of PCD assets is a qualitative assessment requiring significant management judgment. We consider indicators such as delinquency, FICO score deterioration, purchased credit impaired status from prior acquisition, certain account status codes which we believe are indicative of credit deterioration, as well as certain loan activity such as modifications and downgrades. In addition, we consider the impact of current and forward-looking economic conditions relative to the conditions which would have existed at origination.

Acquired PCD assets are recorded at the purchase price, represented by the acquisition date fair value, and subsequently “grossed-up” by the acquirer’s acquisition date assessment of the allowance for credit losses. The purchase price and the initial allowance for credit losses collectively represent the PCD asset’s initial amortized cost basis. While the initial allowance for credit losses of PCD assets does not impact period earnings, the Company remeasures the allowance for credit losses for PCD assets during each subsequent reporting period; changes in the allowance are recognized as provision expense within period earnings. The difference over which par value of the acquired PCD assets exceeds the purchase price plus the initial allowance for credit losses is reflected as a non-credit discount (or premium) and is accreted into interest income (or as a reduction to interest income) under the effective interest method.

Acquired financial assets which are not PCD assets are also recorded at the purchase price but are not similarly “grossed-up”. The acquirer recognizes an allowance for credit losses as of the acquisition date, which is recognized with a corresponding provision expense impact within earnings. The allowance is remeasured within each subsequent reporting period in the same manner as for PCD assets, with any change in the allowance recognized as provision expense in period earnings. See Note 3: Diamond Acquisition and Note 7: Timeshare Financing Receivables for further information.

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

The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of September 30, 2021, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2021	2022	2023	2024	2025	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	13.780%	$21	$88	$92	$97	$100	$836	1,234	$1,191
Fixed-rate unsecuritized timeshare financing receivables	14.740%	43	44	50	55	64	915	1,171	991
Liabilities:(3)
Fixed-rate debt	4.098%	75	275	201	129	159	3,032	3,871	3,937
Variable-rate debt(4)	3.226%	1	12	397	—	—	—	410	405

(1) Weighted-average interest rate as of September 30, 2021.

(2) Amount excludes unamortized deferred financing costs.

(3) Includes debt and non-recourse debt.

(4) Variable-rate debt includes principal outstanding debt of $407 million as of September 30, 2021. See Note 12: Debt & Non-recourse Debt in our unaudited condensed consolidated financial statements for additional information.

Foreign Currency Exchange Rate Risk

Though the majority of our operations are conducted in United States dollar (“U.S. dollar”), we are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from our timeshare financing receivables denominated in Japanese yen and Canadian dollars, the value of which could change materially in reference to our reporting currency, the U.S. dollar. Further, we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. A 10 percent increase in the foreign exchange rate of the Japanese yen to U.S. dollar would change our gross timeshare financing receivables by approximately $2 million. A 10 percent change in the foreign exchange rate of the Canadian dollar to U.S. dollar would change our gross timeshare financing receivables by less than $1 million.

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

Changes in Internal Control Over Financial Reporting

On August 2, 2021 we acquired Diamond through a business combination. We are currently in the process of assessing Diamond’s internal control over financial reporting and integrating Diamond’s internal control over financial reporting with our existing internal control over financial reporting. There were no other changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the effectiveness of our internal controls over financial reporting consistent with past practice, particularly in light of the various government mandates and orders of business closures and the resulting remote working conditions as a result of the COVID-19 pandemic.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums as detailed above in Note 21: Commitments and Contingencies. Management has evaluated these legal matters and we believe certain unfavorable outcomes are reasonably probable and estimable. We have accrued liabilities for these matters which are included in the September 30, 2021 unaudited condensed consolidated financial statements. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2021 will not have a material effect on our unaudited condensed consolidated financial statements.

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

In addition, the following risks and those risks described in our 2020 Form 10-K contain forward-looking statements, and they may not be the only risks facing the Company. The future business, results of operations and financial condition of the Company can be affected by the risk factors described in such reports and by other factors currently unknown, that management presently believes not to be material, that management has made certain forward looking projections, estimates or assumptions on, or that may rapidly evolve, develop or change. Any one or more of such factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially and adversely from past, or from anticipated future financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, results of operations and financial condition and the trading price of our common stock. Because of these factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

We may not be able to integrate the acquired Diamond business successfully.

On August 2, 2021, we completed the acquisition of Diamond. While the closing of the acquisition has occurred, the successful integration of two businesses such as HGV and Diamond takes significant and sustained amounts of effort and resources. Despite our efforts, it is possible that the integration process could take longer than anticipated and/or could be more difficult than anticipated due to a number of reasons, including the lack of complementary products and resort offerings, delays or other challenges in converting the Diamond resorts into resorts that are suitable for HGV as part of our overall strategy, loss of valuable employees, disruption of each company’s ongoing businesses, processes and systems, inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements between the two businesses, and differences in corporate cultures and philosophies, and other challenges that are inherent in such a complex integration of businesses. There also may be issues attributable to Diamond’s operations that were inherent to the business or are based on events or actions that occurred prior to the closing of the Diamond Acquisition that may make the integration even more challenging. In addition, uncertainty about the effect of the Diamond Acquisition on relationships with our suppliers, vendors, existing owners, and potential owners may hinder the integration. Although we are taking steps designed to reduce or mitigate any adverse effects, these uncertainties may impair cause suppliers, vendors, existing and potential owners, and others that deal with us to seek to change, not renew or discontinue existing business relationships with us.

Integrating the acquired Diamond business into our operations may place a significant burden on management and internal resources and divert management’s attention away from day-to-day business concerns. Further, our ability to attract, retain and motivate key personnel and employees may be impacted if employees or prospective employees have uncertainty about their future roles with us during the integration of the Diamond Acquisition and beyond. Despite our retention and recruiting efforts, key employees may depart or prospective key employees may be unwilling to continue their employment with us and we may be unable to timely find suitable replacements.

We have agreed with Hilton Worldwide Inc. (“Hilton”) to develop a mutually agreeable plan pursuant to which the Diamond properties are to be operated during the integration period, and with respect to those Diamond properties that will not be converted to our brand. If we fail to develop and/or execute such a plan with Hilton, such properties may remain subject to a number of restrictions related to how they are operated.

Ultimately, the integration process is subject to a number of uncertainties, and no assurance can be given that our integration efforts will be successful. Any one or more of the foregoing factors may adversely affect or hinder any successful integration of the Diamond acquisition and may materially adversely impact the execution of our strategy post-acquisition, business, operations, and, ultimately, our results of operations.

Anticipated cost savings, synergies, growth in operating results and related benefits of the Diamond Acquisition may not be realized. In addition, we may incur substantial costs and expenses related to the Diamond Acquisition and the integration beyond what we have anticipated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We completed the Diamond Acquisition with the expectation that it will result in various benefits and synergies, including, among other things, operating efficiencies, opportunities to potentially increase our revenue, sales, EBITDA, and owners, and cost savings. Achieving such anticipated benefits and synergies of the Diamond Acquisition within the expected timeframe, or at all, is subject to a number of uncertainties, including whether the businesses of HGV and Diamond can be integrated in an efficient and effective manner, as previously discussed, as well as various assumptions. It is possible that any one or more of such benefits and synergies may not be realized, thereby significantly reducing the anticipated benefits associated with the Diamond Acquisition, and may result in in higher than anticipated costs, and lower than anticipated revenue, and/or decreases in the amount of expected net income, all of which would adversely affect our future business, financial condition, and operating results.

Further, we incurred a number of fees, costs and expenses prior to completing the Diamond Acquisition and expect to continue to incur additional fees, costs and expenses associated with combining and integrating the operations of the two companies and achieving the desired benefits. These fees, costs and expenses, which are both recurring and non-recurring, have been, and will continue to be, substantial. Although we believe that achieving cost synergies, benefits, and other efficiencies of the Diamond Acquisition should offset the such costs, fees and expenses over time, such net benefit may not be achieved in the near term, or at all. Moreover, there may be significant potential liabilities associated with the legacy Diamond business prior to the Diamond Acquisition that we may uncover during the integration period, which may result in us incurring significant costs and expenses. Such potential liabilities may have been unknown to us at prior to the closing of the Diamond Acquisition or more significant than we believed at such time. Any such material unexpected costs and expenses may have a material adverse effect on our financial condition and operating results.

We incurred a significant amount of indebtedness to finance the Diamond Acquisition , which could adversely affect our business, financial condition and results of operations, including by decreasing our business flexibility, as well as our ability to meet payment obligations under our indebtedness.

We significantly increased our level of indebtedness in connection with financing the Diamond Acquisition. We closed an unregistered offering of $850 million in aggregate principal amount of 5.000 percent senior notes due 2029 and an unregistered offering of $500 million in aggregate principal amount of 4.875 percent senior notes due 2031. In addition, we borrowed term loans in an initial aggregate principal amount of $1.3 billion under a new senior secured term loan credit facility to repay certain indebtedness of HGV and Diamond in connection with the closing of the Diamond Acquisition. Finally, we assumed several of Diamond’s revolving facilities that are secured by timeshare loan receivables. Our increased level of debt, together with certain covenants and restrictions that have been imposed on us in connection with incurring this indebtedness: (a) requires us to dedicate a larger portion of our cash flow from operations to servicing and repayment of debt; (b) reduces funds available for strategic initiatives and opportunities, dividends, share repurchases, working capital and other general corporate needs; (c) limits our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business, industry and economic conditions and increase borrowing costs; (d) creates competitive disadvantages relative to other companies with lower debt levels and (e) increases our vulnerability to the impact of adverse economic and industry conditions. These covenants and restrictions may limit how our business is conducted. We may not be able to maintain compliance with these covenants and restrictions and, if we fail to do so, we may not be able to obtain waivers thereto and/or amend these covenants and restrictions. Our failure to comply with the covenants and restrictions could result in an event of default, which, if not cured or waived, could result in our being required to repay such indebtedness before their due dates or to have to negotiate amendments to or waivers thereof, which may have unfavorable terms or result in the incurrence of additional fees and expenses.

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

The Diamond acquisition will only magnify the general operational risks that we face.

The acquired Diamond business is subject to many of the same operational risks as our business prior to the Diamond Acquisition, which are described in the risk factors included in our 2020 Form 10-K. Given the substantial size of the Diamond business and associated complexities, many of the risk factors that we faced prior to the Diamond Acquisition will only become more magnified and substantial and the expanded business will only pose additional challenges for management, including those that relate to management and monitoring of new operations.

Our vacation ownership business depends on the quality and reputation of the brands associated with the portfolios of each of HGV and Diamond, and any deterioration in the quality or reputation of these brands could adversely affect our market share, reputation, business, financial condition and results of operations.

We intend to offer vacation ownership products and services under the Hilton Vacation Club brand, a new upscale HGV sub-brand that will consist of rebranded Diamond properties, in accordance with the Amended and Restated License Agreement with Hilton ( the “A&R Hilton License Agreement”). If the quality of any of these brands deteriorates, or the reputation of these brands declines, including as the result of actions by Hilton, our market share, reputation, business, financial condition or results of operations could be materially adversely affected.

Our stockholders prior to the Diamond Acquisition have a reduced ownership and voting interest as a result of the Diamond Acquisition and exercise less influence over management of us as compared to prior to the Diamond Acquisition.

Our stockholders currently have the right to vote in the election of the board of directors and on other matters affecting us. Each Diamond stockholder who received shares of our common stock in the Diamond Acquisition is now our stockholder. Former Diamond stockholders, as a group, received shares in the Diamond Acquisition constituting approximately 28 percent of the shares of our common stock on a fully diluted basis immediately following the completion of the Diamond Acquisition. As a result, pre-Diamond Acquisition stockholders own, in the aggregate, approximately 72 percent of the shares of our common stock on a fully diluted basis immediately following the completion of the Diamond Acquisition. Because of this, our stockholders prior to the completion of the Diamond Acquisition now have comparatively less influence on our management and policies.

The COVID-19 pandemic has impacted, and will likely continue to have a significant adverse impact on, the business, financial condition and results of operations of the Diamond business.

Similar to its impact on our business and operations, as a result of the COVID-19 pandemic and the various governmental mandates and orders for business closure, Diamond had temporarily closed operations at substantially all of its resorts and had closed substantially all of their sales centers prior to our acquisition. As of September 30, 2021, all of the Diamond resorts and almost all of the sales centers had reopened and were in operations. However, it may be an extended period of time before all of the Diamond resorts return to pre-pandemic occupancy, particularly if there remains lingering actual and/or perceived concern and perception of significant transmission and infection risk due to the COVID-19 pandemic. In addition, any increases in infection rate and/or the spreading of any new variants, such as the Delta variant, may result in the reimposition of restrictions, social distancing, and travel restrictions, all of which will negatively impact the Diamond resorts’ recovery and business.

At the onset of the COVID-19 pandemic, Diamond implemented its own social distancing, hygiene protocols, and enhanced cleaning measures at its resorts, sales centers, and corporate offices in accordance with guidelines from federal, state and local authorities. With the closing of our acquisition of Diamond, the Diamond resorts, sales centers, and corporate offices will be required to adopt HGV standards related to hygiene and cleanliness. These measures, which are intended to protect human life, may result in additional costs, operational inefficiencies, and fewer revenue opportunities.

Any sustained adverse impact on the Diamond business, in addition to our legacy HGV business, due to the COVID-19 pandemic could materially adversely affect our results of operations and financial condition.

Our results will suffer if we do not effectively manage our expanded operations resulting from the Diamond Acquisition.

The size of our business increased significantly as a result of the Diamond Acquisition. Our future success depends, in part, upon our ability to manage this expanded business, including in non-US jurisdictions where we did not have operations prior to the Diamond Acquisition, which pose new and substantial challenges for management, including challenges related to the management and monitoring of expanded operations and associated increased costs and complexity. We may also need to obtain approvals of developers or HOAs in various instances to include additional resorts in the multi-resort trusts marketed, sold and managed by the acquired Diamond business (the “Diamond Collections”) or increase maintenance fees or impose additional requirements in order to meet our brand and operating standards. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the transactions. In addition, there will be increased compliance and regulatory risk as a result of the expanded size of our business.

The acquired Diamond business operates in a number of locations outside the United States and is subject to certain additional risks related to international operations that we have not historically been subjected to.

The acquired Diamond business has resorts in and sells VOIs in countries outside of the United States, including in Mexico, Canada, the United Kingdom and several countries in the European Union, which are subject to a number of risks, including compliance with local regulations and laws, regulations restricting the sale of VOIs, compliance with anti-corruption laws and regulations such as the Foreign Corrupt Practices Act, exposure to local economic conditions, potential adverse changes in the political or economic relation of foreign countries with the United States, withholding and restrictions on taxes and fluctuations in foreign currency exchange rates. Our business in these foreign jurisdictions may be subject to litigation.

In Mexico, the developer of certain of the acquired Diamond resorts have agreed to requirements that they consider themselves Mexican nationals with respect to certain property and agree to not invoke the protection of the governments in matters relating to the property. Generally, rules in Mexico limit ownership of land near Mexico’s borders and beaches to Mexican citizens and companies, unless granted the right by the Mexican government. If the developer of the resorts in Mexico fails to comply with the agreement with the Mexican government, it would forfeit the land back to Mexico.

We have not historically operated in several of the non-US jurisdictions in which the acquired Diamond business operates and may lack knowledge or familiarity with the rules and regulations, as well as experience and resources, related to operating such business in these countries.

The maintenance and refurbishment of vacation ownership properties depends on maintenance fees paid by the owners of VOIs, which may need to be increased.

The maintenance fees that are assessed on owners of our VOIs by property owners’ association boards, including those VOIs that are part of the acquired Diamond business, are used to maintain and refurbish the vacation ownership properties, to maintain reserves for capital expenditures, and to keep the properties in compliance with applicable brand standards. Property owners’ association boards may elect to not levy sufficient maintenance fees, or owners of VOIs may fail to pay their maintenance fees for reasons such as financial hardship, dissatisfaction with the Diamond Acquisition or because of damage to their VOIs from natural disasters such as hurricanes. In these circumstances, not only could our management fee revenue be adversely affected, but the vacation ownership properties could fall into disrepair and fail to comply with applicable brand standards. If a resort fails to comply with applicable brand standards, Hilton could terminate our right under the A&R Hilton License Agreement to use its trademarks at the non-compliant resort, which could result in the loss of management fees, decreased customer satisfaction and impairment of our ability to market and sell products at the non-compliant locations. See “Risks Related to Our Relationship with Hilton” below.

The maintenance fees that are assessed on owners of our VOIs, including those VOIs that are part of the acquired Diamond business, by property owners’ association boards may increase as costs increase. A similar situation may arise with respect to fees imposed on owners of VOIs with respect to new properties added to our portfolio as a result of the Diamond Acquisition. Increased maintenance fees could make our products less desirable, which could have a negative impact on sales of our products and could also cause an increase in defaults with respect to our vacation ownership notes receivable portfolio.

We may be subject to complaints, litigation or reputational harm due to dissatisfaction with, or concerns related to, the Diamond Acquisition from our and former Diamond owners.

Our and former Diamond VOI owners prior to the completion of the Diamond Acquisition may be concerned about the actual or perceived impact of the Diamond Acquisition and the integration on their VOIs, including related to a reduced quality of resorts and product offerings due to the increased size of the business and addition of new owners, adverse effect on the availability of access to these resorts and other disruptions during the integration period, or increase or change in HOA or other fees. The VOI owners of the acquired Diamond business may have similar concerns related to a decline in the quality of product offerings or increase in fees as a result of the Diamond Acquisition and increase in size of the business. Complaints or litigation brought by existing owners following the completion of the Diamond Acquisition could harm our reputation, discourage potential new owners and adversely impact our results of operations

Interests in the acquired Diamond resorts are offered through a trust system, which is subject to a number of regulatory and other requirements.

The Diamond Collections located in the United States are alternatives to traditional deeded timeshare ownership, as they create a network of available resort accommodations at multiple locations. For those US-based Diamond Collections, title to the units available through the Diamond Collections is held in a trust or similar arrangement that is administered by an independent trustee (the “Collection Trustee”). A purchaser of a timeshare interest in a Collection does not receive a deeded interest in any specific resort or resort accommodation, but acquires a membership in the timeshare plan which is denominated by an annual or biennial allotment of points. Owners of Diamond’s timeshare interests are allowed to use their allocated points to reserve accommodations at the various component site(s)/participating resort(s) within the Diamond Collections, thereby giving the members greater flexibility to plan their vacations. Owners may also elect to reserve accommodations at resorts that are not part of their Collection through Diamond’s exchange programs.

The Diamond Collections are registered pursuant to, exempted from, or otherwise in compliance with, the applicable statutory requirements for the sale of timeshare plans in a growing number of jurisdictions. Such registrations and formal exemption determinations for the Diamond Collections confirm the substantial compliance with the filing and disclosure requirements of the respective timeshare statutes by the developer of the applicable Diamond Collection. It does not constitute the endorsement of the creation, sale, promotion or operation of the Diamond Collections by any regulatory body nor relieve the developer of a Diamond Collection or any affiliates of such developer of any duty or responsibility under other statutes or any other applicable laws. Registration under a respective timeshare act (or other applicable law) is not a guarantee or assurance of compliance with applicable law nor an assurance or guarantee of how any judicial body may interpret the Diamond Collections’ compliance therewith. A determination that specific provisions or operations of the Collections do not comply with relevant timeshare acts or applicable law may have a material adverse effect on the developer, the Collection Trustee and the related non-profit members association for each of the Diamond Collections. If we are unable to successfully integrate and manage the trust system our results of operations or reputation may suffer.

Increased activity by third-party exit companies on the acquired Diamond business and its owners may cause distractions and adversely impact our integration.

The Diamond business has been significantly targeted by organized activities of third parties that actively pursue timeshare owners claiming to provide timeshare interest transfers and/or “exit” services. Any increases in the level of participation by timeshare owners in response to such overtures and/or delinquencies or defaults with respect to the timeshare loans owed by such owners may disrupt our business, affect cash flow from collections on the timeshare loans, and generally adversely affect our integration plans. In addition, exit companies may target HGV owners to a greater extent than they already do in light of the Diamond Acquisition.

If the A&R Hilton License Agreement is terminated, we may lose our rights to certain brands developed by us in connection with the integration of the acquired Diamond business.

We and Hilton are parties to the A&R Hilton License Agreement under which we license substantially all of the trademarks, brand names and intellectual property used in our business. Pursuant to the A&R Hilton License Agreement, Hilton would be the sole owner of certain licensed marks related to any new brands associated with the Diamond portfolio that are developed by us. If we default under the A&R Hilton License Agreement, we could lose the right to use one or more of such new brands. The loss of these rights and/or certain other related rights could materially adversely affect our ability to generate revenue and profits from the vacation ownership business associated with the Diamond portfolio. The termination of the A&R Hilton License Agreement following completion of the Diamond Acquisition would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position.

Our ability to integrate the acquired Diamond business and otherwise expand our business and remain competitive could be harmed if Hilton does not consent to the use of their trademarks in connection with the conversion of Diamond properties and/or new resorts that we may acquire or develop in the future.

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

Our ability to successfully integrate the Diamond business depends on our compliance with the A&R Hilton License Agreement, including the “Separate Operations” provisions and certain prohibitions on doing business with competitors. While the parties may agree to amend the applicable requirements, ongoing requirements with strict compliance with such provisions as currently written will negatively impact the synergies and efficiencies related to the Diamond acquisition.

We have agreed with Hilton to operate the Diamond business as a “Separate Operation” under the A&R Hilton License Agreement. Complying with that requirement could be costly and difficult and will likely significantly diminish the efficiencies and synergies that are critical to our successful integration of the Diamond business. In addition, the A&R Hilton License Agreement requires Hilton’s approval in connection with our anticipated conversion of the Diamond properties into our branded properties and/or Hilton Vacation Club or another new brand of properties. The creation of any such new brand will also require Hilton’s consent. While we and Hilton have agreed to modify the Separate Operations requirements, with such modifications to be made in Hilton’s sole discretion, so as to allow us to achieve greater operating efficiency and synergy than currently realizable under the A&R Hilton License Agreement, any failure of the parties to do so will adversely impact such operating efficiency and synergy. In addition, any failure to obtain Hilton’s approval with respect to the creation of any new brand or the conversion of Diamond properties into such new brand or existing branded properties will significantly harm our ability to integrate the Diamond business and its properties. If we cannot come to an agreement with Hilton on how to brand and operate Diamond properties that do not currently or will not in the future meet the Hilton brand standards, then we will be required to continue to operate them as separate operations. However, since each property is part of a trust or collection or properties, we may be deemed to be in default of the A&R Hilton License Agreement if Hilton does not permit the operation of a collection that includes both branded and unbranded properties.

In addition, the A&R Hilton License Agreement contains a number of prohibitions on us entering into certain agreements and arrangements with competitors of Hilton. As a result of the Diamond Acquisition, we assumed Diamond’s contracts with third parties, a number which are with competitors of Hilton and are prohibited under the A&R Hilton License Agreement. The A&R Hilton License Agreement provides for a cure period for agreements or arrangements related to the Diamond business that would result in a violation or breach of provisions in the A&R Hilton License Agreement. However, to the extent we are not able to terminate such agreements within the cure period or we are unable to obtain a waiver from Hilton, we may be in default of the A&R Hilton License Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
No.

2.1

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

10.1

Stockholders Agreement, dated as of August 2, 2021, by and among Hilton Grand Vacations Inc., AP VIII Dakota Holdings, L.P., AP Dakota Co-Invest, L.P., and, for the purposes of Sections 7.2 and 7.3 thereof, Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K File No. 0001-37794) filed on August 3, 2021).

10.2

Joinder Agreement, dated as of August 2, 2021, of AP VIII Dakota Holdings Borrower, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K File No. 0001-37794) filed on August 3, 2021).

10.3

Credit Agreement, dated as of August 2, 2021, by and among Hilton Grand Vacations Parent LLC, as parent, Hilton Grand Vacations Borrower LLC, as the borrower, the guarantors from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K File No. 0001-37794) filed on August 3, 2021).

10.4†	Form of Transaction Incentive Performance RSU Agreement (CEO) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K File No. 0001-37794) filed on August 3, 2021).

10.5†

Form of Transaction Incentive Performance RSU Agreement (Non-CEO) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K File No. 0001-37794) filed on August 3, 2021).

22*	List of Issuer Subsidiaries of Guaranteed Securities and Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.NS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

___________________________________

* Filed herewith

†Denotes management contract or compensatory plan or arrangement..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November 2021.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Senior Executive Vice President and Chief Financial Officer