Form 10-K
period 2021-12-31
Hilton Grand Vacations Inc.
filed 2022-03-01
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,488 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).

There were 119,925,657 shares of the registrant’s Common Stock outstanding as of February 25, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2022 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

HILTON GRAND VACATIONS INC.

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2021

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

HGV cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond HGV’s control, which may cause the actual results, performance or achievements to be materially different from the future results. Factors that could cause HGV’s actual results to differ materially from those contemplated by its forward-looking statements include: risks that HGV may not realize the expected cost savings, synergies, growth and other benefits from the Diamond Acquisition or that the costs related to the Diamond Acquisition are greater than anticipated; risks that there may be significant costs and expenses associated with liabilities related to the Diamond business that were either unknown or are greater than those anticipated at the time of the Diamond Acquisition; risks that HGV may not be successful in integrating the Diamond business into all aspects of our business and operations or that the integration will take longer than anticipated; the potential magnification of our operational risks as a result of the Diamond Acquisition and integration of the Diamond business; risks related to disruption of management’s attention from HGV’s ongoing business operations due to its efforts to integrate Diamond Resorts into HGV; any adverse effect of the Diamond Acquisition on HGV’s reputation, relationships, operating results and business generally; the continuing impact of the COVID-19 pandemic on HGV’s business, operating results, and financial condition; the extent and duration of the impact of the COVID-19 pandemic on global economic conditions; HGV’s ability to meet its liquidity needs; risks related to HGV’s indebtedness, especially in light of the significant amount of indebtedness we incurred to complete the Diamond Acquisition; inherent business risks, market trends and competition within the timeshare and hospitality industries; HGV’s ability to successfully source inventory and market, sell and finance VOIs; default rates on our financing receivables (including those financing receivables related to the Diamond business); the reputation of and our ability to access Hilton brands and programs, including the risk of a breach or termination of our license agreement with Hilton; the integration of Diamond’s operations as part of our overall brand that is governed by the terms of the license agreement; compliance with and changes to United States and global laws and regulations, including those related to anti-corruption and privacy; risks related to HGV’s acquisitions, joint ventures, and other partnerships; HGV’s dependence on third-party development activities to secure just-in-time inventory; the performance of HGV’s information technology systems and our ability to maintain data security; regulatory proceedings or litigation; adequacy of our workforce to meet HGV’s business and operation needs; HGV’s ability to attract and retain key executives and employees with skills and capacity to meet our needs; and natural disasters or adverse geo-political conditions. Any one or more of the foregoing factors could adversely impact HGV’s operations, revenue, operating profits and margins, financial condition or credit rating.

For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Annual Report on Form 10-K, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K and those described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.

Terms Used in this Annual Report on Form 10-K

Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Hilton Grand Vacations,” “HGV,” the “Company,” “we,” “us” and “our” refer to Hilton Grand Vacations Inc., together with its consolidated subsidiaries. “Legacy-HGV” refers to our business and operations that existed both prior to and following the Diamond Acquisition (as defined below), excluding Legacy-Diamond. “Legacy-Diamond” refers to the business and operations that we acquired in the Diamond Acquisition. Except where the context requires otherwise, references to our “properties” or “resorts” refer to the timeshare properties that we manage or own. Of these resorts and units, a portion is directly owned by us or joint ventures in which we have an interest; the remaining resorts and units are owned by our third-party owners.

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

Item 1. Business

Our History

On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton”) completed a tax-free spin-off of each of HGV and Park Hotels & Resorts Inc. (“Park”). As a result of the spin-off, HGV became an independent publicly-traded company with common stock is listed on the New York Stock Exchange under the symbol “HGV.” Following the spin-off, Hilton did not retain any ownership in our company. In connection with the spinoff, we entered into agreements with Hilton and other third parties, including licenses to use the Hilton Grand Vacations brand. For more information regarding these agreements, see “—Key Agreements Related to the Spin-Off.”

On August 2, 2021, we completed the acquisition of Dakota Holdings, Inc. ("Diamond"), the parent of Diamond Resorts International (the "Diamond Acquisition"), by exchanging 100 percent of the outstanding equity interests of Diamond for shares of HGV common stock. Pre-existing HGV shareholders owned approximately 72 percent of the combined company immediately after giving effect to the Diamond Acquisition, with certain funds controlled by Apollo Global Management Inc. (the "Apollo Funds" or, "Apollo") and other minority shareholders, who previously owned 100 percent of Diamond, holding the remaining approximately 28 percent at the time the Diamond Acquisition was completed.

Diamond also operates in the hospitality and vacation ownership industry, with a worldwide resort network of global vacation destinations. Diamond was the largest timeshare operator with no hotel brand affiliation prior to our acquisition. Diamond’s portfolio consists of resort properties (the “Portfolio Properties”) that we manage, are included in one of Diamond's single- and multi-use trusts (collectively, the "Diamond Collections", "Collections", or "points-based products"), or are Diamond branded resorts in which we own inventory. In addition, there are affiliated resorts and hotels, which we do not manage, and which do not carry the Diamond brand but are a part of Diamond's network and, through THE Club® and other Club offerings (collectively the “Legacy-Diamond Club”), are available for its members to use as vacation destinations.

Our Business

We are a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our Company also owns and operates Legacy-Diamond resorts and sales centers that have been acquired through the Diamond Acquisition, which will undergo rebranding. Our operations primarily consist of: selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs”, "VOI") for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and multi-resort trusts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Legacy-HGV Club”) and Diamond points-based clubs.

As of December 31, 2021, we had 154 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada, and Japan. A significant number of our properties and VOIs are concentrated in Florida, Nevada, Hawaii, Europe, California, Virginia, and Arizona. As of December 31, 2021, we have approximately 333,000 Legacy-HGV Club members. Legacy-HGV Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 6,500 properties, as well as numerous experiential vacation options, such as cruises and guided tours. We also have 166,000 Diamond Club members who are able to utilize their points across the Diamond resorts, affiliated properties and alternative experiential options.

Our compelling VOI product allows customers to advance purchase a lifetime of vacations. Because our VOI owners generally purchase only the vacation time they intend to use each year, they are able to efficiently split the full cost of owning and maintaining a vacation residence with other owners. Our customers also benefit from the amenities and service at our Hilton-branded resorts and Diamond resorts. Furthermore, our points-based platform offers members tremendous flexibility, enabling us to more effectively adapt to their changing vacation needs over time. Building on the strength of that platform, we continuously seek new ways to add value to our Legacy-HGV Club membership and Legacy-Diamond Club membership (the Legacy-HGV Club and Legacy-Diamond Club are collectively referred to as “Clubs”), including enhanced product offerings, greater geographic distribution, broader exchange networks and further technological innovation, all of which drive better, more personalized vacation experiences and guest satisfaction.

As innovators in the timeshare business, we enhance our inventory strategy by developing an inventory mix focused on developed properties as well as fee-for-service and just-in-time agreements to sell VOIs on behalf of or acquired from third-party developers.

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
•
Club Management—We operate and manage the Clubs and receive annual membership fees as well as incremental fees depending on exchanges members choose for other vacation products within the Club system.
•
Rental of Available Inventory—We generate rental revenue from unit rentals of unsold inventory and inventory made available due to ownership exchanges through our Clubs programs. This allows us to utilize otherwise unoccupied inventory to generate additional revenues. We also earn fee revenue from the rental of inventory owned by third parties as well as revenue from retail, spa and other outlets at our timeshare properties. See “—Resort and Club Management Activities” below for further information.

Other than the United States, there were no countries that individually represented more than 10 percent of total revenues for the year ended December 31, 2021.

Our Products

Our primary Legacy-HGV product is the marketing and selling of fee-simple VOIs deeded in perpetuity and right to use real estate interests, developed either by us or by third parties. This ownership interest is an interest in real estate generally equivalent to one week on an annual basis, at the timeshare resort where the VOI was purchased. Our primary Collections product, which we acquired in the Diamond Acquisition, is the marketing and selling of VOIs sold to customers as beneficial interests in one of our Collections, which are represented by an annual or biennial allotment of points that can be utilized for vacations at any of the resorts in the legacy-Diamond network for varying lengths of stay. In general, purchasers of points do not acquire a direct ownership interest in the resort properties in our network generally, for each Collection, one or more trustees hold legal title to the deeded fee simple real estate interests or the functional equivalent, or, in some cases, leasehold real estate interests for the benefit of the respective Collection’s association members in accordance with the applicable agreements.

We source some of our VOIs through just-in-time agreements with third-party developers and develop our own properties. Each property provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities. Most resorts feature studio to three-bedroom condominium-style accommodations and amenities such as full kitchens, in-unit washers and dryers, spas and kids’ clubs. Our timeshare properties are relatively concentrated in significant tourist markets, including Florida, Nevada, Hawaii, Europe, California, Virginia, and Arizona.

Inventory and Development Activities

We secure VOI inventory by developing or acquiring resorts in strategic markets, building additional phases at our existing resorts, re-acquiring inventory from owners in default and in the open market and sourcing inventory from third-party developers through fee-for-service and just-in-time transactions.

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

We also source VOIs through fee-for-service agreements with third-party developers. These agreements enable us to generate fees from the marketing and sale of Hilton-branded VOIs and Legacy-HGV Club memberships and from the management of the timeshare properties without requiring us to fund up-front acquisition and construction costs or incur unsold inventory maintenance costs. The capital investment we make in connection with these projects is typically limited to the cost of constructing our on-site sales centers. In just-in-time transactions, we acquire and sell inventory in transactions that are designed to closely correlate the timing of our acquisition of inventory with our sale of that inventory to purchasers. We refer to fee-for-service transactions and just-in-time sales as “capital-efficient transactions.” Over time, these capital-efficient transactions have evolved from sourcing inventory from distressed properties to sourcing from new construction projects. For the year ended December 31, 2021, sales from fee-for-service, just-in-time and developed inventory sources were 31 percent, 20 percent and 24 percent, respectively, of contract sales. The remaining 25 percent of contract sales were for contract sales of the points-based products. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $13 billion at current pricing. Capital efficient arrangements represent approximately 40 percent of that supply. Our fee-for-service sales generally improve returns on invested capital and liquidity, while sales of owned inventory typically result in a greater contribution to the profitability of our real estate sales and financing segment.

Owners can generally offer their VOIs for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. Given the structure of our products, owners who purchase VOIs on the secondary market will generally become the Clubs members and will be responsible for paying annual Clubs fees, annual maintenance fees, property taxes and any assessments that are levied by the relevant HOA. While we do not have an obligation to repurchase intervals previously sold, most of our VOIs provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal in certain cases.

Marketing and Sales Activities

Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with the Hilton brand (Legacy-HGV only) or Diamond brand and are frequent leisure travelers. Tour quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management——Real Estate Sales Metrics.” Additionally, the quality of tours impacts sales revenue and the collectability of our timeshare financing receivables. For the year ended December 31, 2021, 70 percent of our contract sales were to our existing owners.

We sell our vacation ownership products through our distribution network of both in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe, and Japan. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have approximately 50 sales distribution centers in various domestic and international locations. We anticipate that those that were acquired as part of the Diamond Acquisition will undergo a phased rebranding starting in early 2022.

Our sales tours are designed to provide potential members with an overview of our company and our products, as well as a customized presentation to explain how our products can meet their vacationing needs. Our sales centers use proprietary sales technology to deliver a highly transparent and customized sales approach. Consumers place a great deal of trust in the Hilton brand, and we believe that preserving that trust is essential. We hire our sales associates using an assessment-based, candidate screening system, which is a proprietary tool we use to uphold our selection criteria. Once hired, we emphasize training, professionalism and product knowledge, and our sales associates receive significant product and sales training before interacting with potential members. Most U.S.-based sales associates are licensed real estate agents and a real estate broker is involved with each sales center. We manage our sales associates’ consistency of presentation and professionalism using a variety of sales tools and technology and through a post-presentation survey of our tour guests that measures many aspects of each guest’s interaction with us. We do not tolerate sales activities that are not consistent with our focus on treating members and guests with the highest degree of respect.

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

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate ranging from 2.5 percent to 25 percent per annum.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. As of December 31, 2021, the average loan outstanding was approximately $22,000 with a weighted average interest rate of 14.3 percent.

Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Clubs.

We have a revolving timeshare receivable credit facility (“Timeshare Facility”) and two additional conduit facilities. We periodically securitize timeshare financing receivables we originate in connection with the sale of VOIs to monetize receivables and achieve an efficient return on capital and manage our working capital needs.

Timeshare Financing Receivables Origination

In underwriting each loan, we obtain a credit application and a minimum down payment of 10 percent of the purchase price on the majority of sales of VOIs. For U.S. and Canadian purchasers seeking financing, which represented 91 percent of the individuals we provided financing to over the last three years, we apply the credit evaluation score methodology developed by the Fair Isaac Corporation (“FICO”) to credit files compiled and maintained by Experian and Equifax. Higher credit scores equate to lower collection risk and lower credit scores equate to higher collection risk. Over the last three years, the weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination was 734 (out of a maximum potential score of 850). For non-North American purchasers seeking financing, consisting principally of purchasers in Japan, we generally observe that these borrowers have experienced default rates comparable to U.S. and Canadian borrowers within the 725 to 774 FICO score band.

Our underwriting standards are influenced by the changing economic and financial market conditions. We have the ability to modify our down payment requirements and credit thresholds in the face of stronger or weaker market conditions. Our underwriting standards have resulted in a strong, well-seasoned consumer loan portfolio. As of December 31, 2021, our entire portfolio consists of originated loans and acquired loans, which were acquired as part of the Diamond Acquisition. As of December 31, 2021, the entire portfolio had a gross balance of approximately $2,435 million derived from approximately 108,000 loans. The portfolio had a weighted average length of loan of 10 years and the weighted average remaining length of loan of 9 years.

We also finance our working capital needs in part by borrowing against timeshare financing receivables. In general, we seek to use the majority of our financed VOI sales as collateral to borrow against the Timeshare Facility and conduit facilities and subsequently transfer those loans into a term securitization after the loans have seasoned and an appropriately sized portfolio has been assembled. We target securitizations that range in size from $250 million to $350 million and we expect the timing of future securitizations will depend on our anticipated sales volume, financing propensity and capital needs. The strong performance of our outstanding loan securitizations demonstrates that loans originated by us are well regarded for their performance in the securitization market. In the future, we expect to regularly access the term securitization market, replenishing capacity on our Timeshare Facility and conduit facilities in the process.

Loan Portfolio Servicing

We have a skilled, integrated consumer finance team. This team is responsible for payment processing and loan servicing, collections, default recovery and portfolio reporting and analytics. Accounts more than 30 days past due are deemed delinquent. We reserve for all loans based on our static pool method. When a loan associated with a deeded product is more than 120 days past due, it is reserved at 100 percent. Arrangements are then made recover the interval through various processes depending on the type of inventory and regulatory requirements which could include a deed-in-lieu of foreclosure or foreclosure.

We monitor numerous metrics including collection rates, defaults and bankruptcies. Our consumer finance team is also responsible for selecting and processing loans pledged or to be pledged in our securitizations and preparing monthly servicing reports.

Resort and Club Management Activities

Resort Management

Prior to the initiation of VOI sales at a timeshare resort owned by us or by a third party with whom we have entered into a fee-for-service agreement, we enter into a management agreement with the relevant HOA. Each of the HOAs are governed by a board of directors comprised of owner or developer representatives that are charged with ensuring that the resorts are well-maintained and financially stable. Our services include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets and projections and employee training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee between 10 percent and 15 percent of the costs to operate the applicable resort. As a result, the fees we earn are highly predictable, unlike traditional revenue-based hotel management fees, and our management fees generally are unaffected by changes in rental rate or occupancy. Further, because maintenance fees are paid annually by owners, our management fees are recurring and less volatile than hotel management fees. We are also reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The original term of our management agreements is typically governed by state timeshare laws and ranges from three to five years. The agreements generally are subject to automatic renewal for one- to three-year periods unless either party provides advance notice of termination before the expiration of the term. Since our inception, none of the management agreements relating to our developed or fee-for-service properties have been terminated or lapsed, including management agreements obtained as part of the Diamond Acquisition.

To fund resort operations, owners are assessed an annual maintenance fee, which includes our management fee. In 2021, HOAs collected approximately $948 million in maintenance fees, including our applicable management fees, which is net of our contributions to the HOAs for unsold VOIs that we own. Because these funds are collected early in the year, we have substantial visibility of collection. These fees represent each owner’s allocable share of the management fee and the costs of operating and maintaining the resorts, which generally includes personnel, property taxes, insurance, a capital asset reserve to fund refurbishment and other related costs. If a VOI owner defaults on payment of its maintenance fees and there is no lien against the mortgage note or contract, the HOA has the right to recover the defaulting owner’s VOI. As a service to HOAs at certain owned resorts, subject to our inventory needs, we have the ability to reduce the bad debt expense at the HOAs by assuming the defaulted owner’s obligations in exchange for an agreed purchase price. We are then able to resell those VOIs through our normal distribution channels.

A portion of the annual maintenance fees collected from owners each year is set aside as a capital asset reserve for property renovations. The renovations funded by these fees enable HOAs to keep properties modern, which helps our branded properties consistently receive among the highest quality assurance scores within the Hilton portfolio of brands. HOAs engage an independent consulting firm to compile a reserve study. Typically, HOAs budget the reserve study to target property renovations on a six- and 12-year cycle. HOAs generally replace soft goods every six years and hard goods every 12 years. These reserves also benefit our members by limiting the risk of special assessments and steep increases in maintenance fees due to deferred capital expenditures.

Club Management

We also manage and operate the Clubs, which include the points-based Hilton Grand Vacations Club and Hilton Club exchange programs, providing exclusive exchange, leisure travel and reservation services to our Legacy-HGV Club members, as well as the Legacy-Diamond Clubs. When owners purchase a VOI, they are generally enrolled in a Club which allows the member to exchange their points for a number of vacation options. In addition to an annual membership fee, Club members pay incremental fees depending on exchanges they choose within the Club system.

Rental of Available Inventory

We rent unsold VOI inventory, third-party inventory and inventory made available due to ownership exchanges through our Clubs programs. By using our websites, Hilton’s websites and other direct booking channels to rent available inventory, we are able to reach potential new members that may already have an affinity for and loyalty to the Hilton brands and introduce them to our products. Inventory rentals allow us to utilize otherwise unoccupied inventory to generate additional revenues and provision of ancillary services. We earn a fee from rentals of third-party inventory. Additionally, we provide ancillary offerings including food and beverage, retail and spa offerings at these timeshare properties.

Competition

The timeshare industry has historically been highly competitive and comprised of a number of national and regional companies that develop, finance and operate timeshare properties.

Our timeshare business competes with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for members to exchange into time at other timeshare properties or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar investment objectives as us. We own certain other trademarks and trade names for various properties. In the competitive industry in which we operate, trademarks, service marks, trade names and logos are very important to the marketing and sales of our products. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Our primary competitors in the timeshare space include Marriott Vacations Worldwide, Travel + Leisure (formerly Wyndham Destinations), Disney Vacation Club, Holiday Inn Club Vacations, Westgate Resorts and Bluegreen Vacations.

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

Recent and potential future consolidation in the highly fragmented timeshare industry, such as Marriott Vacations Worldwide's recent acquisition of Welk Resorts, may increase competition. Consolidation may create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies.

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

Human Capital

For more than 25 years, we have created and delivered vacation experiences for guests from around the world. Our people first talent strategy is inclusive of programs and services which are designed to ensure that our employees feel engaged, appreciated and rewarded for their contributions. We focus on hiring practices that are reflective of our values and seek customer-centric individuals that embody a spirit of service towards our owners, guests and fellow team members.We believe hiring people with different backgrounds, cultures and perspectives leads to increased creativity and innovation. We are committed to connecting with and engaging talent from diverse backgrounds to ensure our team member population is reflective of the communities in which we live and work.

Using a multi-channel approach, we grow our HGV talent network through a variety of outreach programs that include targeted media, team member referrals and diversity outreach. As of December 31, 2021, more than 13,000 Team Members were employed at our timeshare resorts, call centers, sales centers, and corporate locations around the world.

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

We currently have six TMRG’s: African American, Asia Pacific Islander, Hispanic Latino, LGBTQ & Friends, Military and Women’s. In addition to the aforementioned, we are launching six additional groups: Disabilities, Environmental, Euro-Cultural, Multi-Cultural, Parenting & Caregivers, and Young Professionals.

Each group is sponsored by a senior executive who provides leadership and helps drive initiatives across the business. In addition, we believe that multiple perspectives generate better solutions and relatability with our diverse base of customers and consumers. We strive to ensure a common inclusion that we believe is reflected in our programs and initiatives, and we regularly seek team member feedback through our monthly pulse-checks, our annual engagement survey and ongoing discussions with our TMRG’s.

Through a variety of delivery methods, we offer over 1,000 training and development courses to all of our team members focused on a variety of core competencies, including: leadership, diversity and inclusion, skills training, business acumen, culture and personal growth. In 2021, team members completed approximately 100,000 course completions during 70,000 total training hours, which included over 36,000 course completions specifically dedicated to compliance training accounting for 24,000 of those hours.

Approximately 75 percent of our team members are enrolled in our health and well-being programs. We offer a suite of benefit and wellness programs to support the diverse needs of our team members, including but not limited to: medical, dental, vision, an Employee Stock Purchase Plan, 401(K), Employee Assistance Program, tuition reimbursement, spending accounts, life and disability insurance, discount programs, and a variety of voluntary benefits.

As of December 31, 2021, 10 percent of our employees were covered by various collective bargaining agreements, generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.

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

Amended and Restated License Agreement

In connection with the spin-off, we entered into a license agreement with Hilton granting us the exclusive right to use certain Hilton marks and intellectual property in our timeshare business. We amended and restated the license agreement in connection with the Diamond Acquisition to facilitate our integration of the Diamond business and create a graduated license fee structure to account for the integration as we convert certain of the Diamond properties into our branded properties. For the years ended December 31, 2021, 2020 and 2019, we incurred license fee expense of $80 million, $51 million, and $101 million, respectively. The 2021 fee does not relate to any of the Diamond properties as we had not commenced converting them into our branded properties.

Subject to the terms and conditions of the license agreement, Hilton has granted us (i) the right to use the trademarks “Hilton Grand Vacations,” “HGV” and “Hilton Club” (collectively, the “Hilton Marks”) in connection with the current and future operation of a Hilton branded vacation ownership business (the “Licensed Business”), (ii) a license or right to use certain other Hilton-owned intellectual property, including promotional content and access to Hilton’s reservation system and property management software (collectively with the Hilton Marks, the “Hilton IP”) and (iii) the right to use Hilton’s loyalty program data and other customer information (“Hilton Data”) to promote the Licensed Business and for other internal business purposes. We may not disclose or sell such information to third parties without Hilton’s consent.

Subject to certain exceptions in the license agreement, Hilton will not compete or use the Hilton IP or Hilton Data in the vacation ownership business (or license others to do so) until December 31, 2051, which may be extended for additional 10-year terms if we achieve certain revenue targets in the last year of the exclusivity term or any subsequent renewal term, or make a payment to cover any revenue shortfall, for a maximum of five such payments during any 10-year renewal term.

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

With respect to our Legacy-HGV properties, we pay a license fee of 5.0 percent of gross revenues to Hilton quarterly in arrears, as well as specified additional fees. Gross revenues include our gross sales for the initial sale or re-sale of interests in the Licensed Business (subject to certain Hilton Grand Vacations Club exceptions), property operations revenue, transient rental revenue and other certain revenues earned. With respect to the Diamond business, the license agreement provides for a gradual ramp-up of the license fees over the initial five (5) years following the closing of the Diamond Acquisition, ranging from 2.0 percent to 5.0 percent of applicable gross revenue (which revenue will cover sales of ownership or interests that would include access to both Legacy-HGV and Diamond properties, as well as various property-level revenues associated with such properties, such as retail, food and beverage and transient rental). The license agreement also provides for a ramp-up of additional license fees, ranging from 0 percent to 1.5 percent, over the initial five (5) years following the closing of the Diamond Acquisition for certain HOA expenses related to Diamond properties that are converted into our branded properties.

We are required to comply with the Hilton brand standards applicable to the Licensed Business (which includes any part of the Diamond business that becomes a Hilton Licensed Business). The conversion of any Diamond property into our branded property is subject to an approval process by Hilton. Hilton also has inspection and approval rights to monitor our compliance with Hilton brand standards. Hilton brand standards include: construction and design brand standards; graphic standards for use of the Hilton IP; sales, service and operating standards; and quality assurance and customer satisfaction requirements.

During the term of the license agreement, we will participate in Hilton’s loyalty program, currently known as the Hilton Honors program. We can purchase Hilton Honors points at cost for 20 years after the date of the original license agreement, and thereafter at the market rate (with a most favored nation provision, pursuant to which such market rate is no higher than the price paid by strategic partners that purchase a comparable volume of points annually on comparable business terms). All members of Hilton’s loyalty program have the right to redeem loyalty program points at our properties in the Licensed Business, consistent with the tiers and rules of Hilton’s current loyalty program. We can convert points associated with our own point-based reservations and exchange system into Hilton loyalty program points through an exchange program at a conversion rate to be determined by us. We may not participate in a loyalty program of a Hilton competitor in connection with the Licensed Business. Under our Honors program arrangement with Hilton established prior to the spin-off, we purchase Hilton Honors points from Hilton based on an estimated cost per point for the costs of future club exchanges. For the years ended December 31, 2021, 2020 and 2019, we paid Hilton $43 million, $41 million and $58 million, respectively, for Hilton Honors points. None of the 2021 payments related to any portion of the Diamond business as we had not yet converted any of its properties into our branded properties.

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

Under the license agreement, our right to use the Hilton Marks as a trade, corporate, d/b/a or similar name will automatically terminate if (i) the aggregate number of units of accommodation in our Licensed Business falls below two-thirds of the total number of units of accommodation in our entire vacation ownership business; (ii) we merge with or acquire control of the assets of certain Hilton competitors and we or they use their brands in any business after such acquisition; or (iii) we become an affiliate of another Hilton competitor.

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

Unless we obtain Hilton’s prior written consent, we may not be able to: (i) merge with or acquire a Hilton competitor or a vacation ownership business that has entered into an operating agreement with a Hilton competitor; (ii) merge with or acquire a vacation ownership business together with a lodging business; or (iii) be acquired or combined with any entity other than an affiliate. We may acquire control of a business that is not a vacation ownership business or a lodging business without Hilton’s consent, but we are required to operate such business as a separate operation that does not use the Hilton IP or Hilton Data unless Hilton consents to such use. Under the license agreement, we are required to operate the Diamond business as separate operation, subject to the conversion of any Diamond properties to our branded property, which, as noted previously, must be approved by Hilton. As previously disclosed, we obtained Hilton's consent under the license agreement for the Diamond Acquisition.

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

We have entered into a separate agreement with Hilton that governs the transfer of calls from Hilton to us and other related telemarketing services. Under this agreement, Hilton is required to use its reasonable best efforts to transfer calls to us at a level consistent with past practice prior to the spin-off for the first ten years. Hilton is required to provide the call transfer services at cost for the first 30 years and at market rates thereafter.

This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated License Agreement, which was filed as Exhibit 10.2 to HGV’s Current Report on Form 8-K filed with the SEC on March 11, 2021.

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
•
Our ability to obtain Hilton’s consent to our use of its trademarks;
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
•
The actions of activist stockholders;
•
Our ability to integrate the Diamond business successfully or realize the anticipated cost savings, synergies and growth in operating results;
•
Our ability to effectively manage our expanded operations resulting from the Diamond Acquisition, including the trust system associated with the Diamond business; and
•
Our ability to use Hilton's trademarks in connection with the conversion of Diamond properties.

The foregoing is only a summary of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K.

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

Macroeconomic and other factors beyond our control can reduce demand for our products and services, including demand for timeshare products. These factors include, but are not limited to:

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
•
conditions that negatively shape public perception of travel, including travel-related accidents and outbreaks of pandemic or contagious diseases, such as COVID-19, Ebola, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and the Zika virus;
•
cyber-attacks;

•
price and availability of natural resources and supplies;
•
natural or manmade disasters, such as earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents, and the effects of climate change increasing the frequency and severity of extreme weather events; and
•
organized labor activities, which could cause a diversion of business from resorts involved in labor negotiations and loss of business generally for the resorts we manage as a result of certain labor tactics.

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

The global COVID-19 pandemic and the various measures taken or implemented by governments and other authorities in the United States and around the world, businesses, organizations and individuals have had, and will likely continue to have, an adverse impact on domestic and international travel, consumer demand for travel, commercial activities across the travel, lodging and hospitality industries, businesses generally, and consequently, on our business and operations. In response to the pandemic and various governmental orders, we took certain significant actions to ensure the continuity of our business and operations beginning at the end of the first quarter 2020, including temporarily closing operations at substantially all of our resorts, closing substantially all of our sales centers, implementing salary reductions and workforce furloughs, implementing hiring freezes, drawing down substantial amounts under our credit facility as a precautionary measure to ensure liquidity and amending both our credit facility and our timeshare facility to provide near-term flexibility on certain maintenance and financial covenants and ratios. On October 15, 2020, our board of directors approved a workforce reduction plan that resulted in the reduction of our workforce by approximately 1,500 members.

Since reopening beginning in May 2020, our resorts and sales centers are open and operating in accordance with local rules, restrictions and conditions. We have implemented a variety of measures that are required, or we believe are advisable, for our business with the goal of keeping our customers, owners, team members, and the communities we serve as safe as reasonably feasible from the COVID-19 virus. These measures include additional cleaning and sanitation of our resorts and common areas, providing our team members with personal protective equipment, requiring our guests and owners use face masks based on CDC or other federal, state, or local health guidelines, and implementing physical distancing practices.

The conditions caused by the pandemic continue to be unprecedented and rapidly changing. Accordingly, there remains significant uncertainties and risks around the duration of the pandemic in the US and around the world, the breadth and duration of business disruptions resulting from COVID-19, the pandemic’s impact on the global economy, consumer confidence, various businesses, and, consequently, our business and operations.

Some of these uncertainties and risks may include the following:

•
potentiality of additional waves or variants, which may result in further disruptions and additional or reimplemented governmental COVID-19 restrictions, closure orders and/or or “shelter in place” health orders, or similar restrictions;
•
new orders, and conflicting directives by different governmental bodies or changes in federal and local policy, rules or regulations, which could disrupt, change, or otherwise adversely impact our safety protocols and measures that are intended to protect our guests, owners, and team members;
•
the ability of vaccines to protect against infection and severe illness, including new variants of the virus;
•
travel bans, quarantine requirements upon entry, and restrictions on travel among the states within the U.S., including past requirements in states where we have a significant number of resorts such as Hawaii and New York, as well as between the U.S. and specific countries, including restrictions placed by foreign governments on citizens of the U.S. entering their countries;
•
continued closures and/or curtailment of operations at many popular tourist destinations, reducing the demand for leisure travel;
•
changing behavior of individuals and unwillingness to travel and stay at hotels, resorts, timeshares, and other lodging facilities due to the pandemic which may continue beyond the time global health and safety conditions improve;
•
various safety measures that—
o
may be challenging to implement due to uncertainties in how to correctly implement such measures, lack of availability of needed supplies or other issues,
o
we have already adopted but may need to change rapidly based on the status of the pandemic, applicable governmental actions, industry practices, and guidance or recommendations from leading healthcare experts,
o
may result in significant costs to us, or
o
may cause guests to not visit our resorts because they do not want to abide by such measures, do not fully understand or agree with such requested measures, and/or are wary of the risk of infection despite such measures,
•
potential cases of infection and transmission at our resorts despite the implementation of our safety measures efforts, which would be disruptive to our business and may lead to exposure to assertions of liability,
•
our ability to effectively operate our business in light of significant workforce changes and labor shortages, and our ability to recruit additional talent as needed;
•
supply chain delays and shortages that may impact our ability to operate our resorts or continue development activities;
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
•
market and/or consumer perception and reputation of timeshare companies and the industry in general;
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

Any of these factors could increase our costs or limit or reduce the prices we are able to charge for our products and services or otherwise affect our ability to maintain existing properties or products, develop new properties, products and services or source VOI supply from third parties. As a result, any of these factors can reduce our revenues and limit opportunities for growth.

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

We compete for property acquisitions and partnerships with entities that have similar investment objectives as we do. This competition could limit the number of, or negatively affect the cost of, suitable investment opportunities available to us.

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

Following the spin-off, Hilton retained ownership of the Hilton-branded trademarks, tradenames and certain related intellectual property used in the operation of our business. We entered into a license agreement with Hilton granting us the right to use the Hilton-branded trademarks, trade names and related intellectual property in our business for the term of the agreement. The license agreement was amended and restated in connection with the Diamond Acquisition to facilitate our integration of the Diamond business and create a license fee structure related to the integration. If we breach our obligations under the license agreement, Hilton may be entitled to terminate the license agreement or terminate our rights to use the Hilton brands and other Hilton intellectual property at properties that do not meet applicable standards and policies, or to exercise other remedies. Pursuant to the license agreement, Hilton would be the sole owner of certain licensed marks related to any new brands associated with the Diamond portfolio that are developed by us. If we default under the license agreement, we could lose the right to use one or more of such new brands.

The termination of the license agreement or exercise of other remedies would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position. For example, if we are not able to rely on the strength of the Hilton brands to attract prospective members and guests in the marketplace, our revenue and profits would decline and our marketing and sales expenses would increase. If we are not able to use Hilton’s marketing databases and corporate-level advertising channels to reach potential members and guests, including Hilton’s internet address as a channel through which to market available inventory, our member growth would be adversely affected and our revenue would materially decline, and it is uncertain whether we would be able to replace the revenue associated with those channels. The loss of the right to use licensed marks related to any new brand, such as any brand associated with the Diamond portfolio, could materially adversely affect our ability to generate revenue and profits from an acquired business or new brand.

Even if the license agreement remains in effect, the termination of our rights to use any branded trademarks, trade names and related intellectual property licensed to us by Hilton at properties that fail to meet applicable standards and policies, or any deterioration of quality or reputation of the Hilton brands (even deterioration not leading to termination of our rights under the license agreement or not caused by us), could also harm our reputation and impair our ability to market and sell our products, which could materially harm our business.

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

Under the terms of our license agreement with Hilton, we are required to obtain Hilton’s consent to use its trademarks in circumstances specified in the license agreement. Hilton may reject a proposed project in certain circumstances. Any requirements to obtain Hilton’s consent to our expansion plans, including the planned conversion of the acquired Diamond resorts to Hilton branded properties, or the need to identify and secure alternative expansion opportunities because Hilton does not allow us to use its trademarks with proposed new projects, may delay implementation of our expansion plans, cause us to incur additional expense or reduce the financial viability of our projects. Further, if Hilton does not permit us to use its trademarks in connection with our expansion plans, our ability to expand our Hilton-branded timeshare business would cease and our ability to remain competitive may be materially adversely affected. See “Our ability to integrate the acquired Diamond business could be harmed if Hilton does not consent to the use of their trademarks in connection with the conversion of Diamond resorts.

Our business depends on the quality and reputation of the Hilton brands and affiliation with the Hilton Honors loyalty program.

Currently, our Legacy HGV products and services are offered under the Hilton brand names and affiliated with the Hilton Honors loyalty program, and we intend to continue to develop and offer products and services under the Hilton brands and affiliated with the Hilton Honors loyalty program in the future, including the products acquired in the Diamond Acquisition. In addition, the license agreement contains significant prohibitions on our ability to own or operate properties that are not Hilton brand names. The concentration of our products and services under these brands and program may expose us to risks of brand or program deterioration, or reputational decline, that are greater than if our portfolio were more diverse. Furthermore, as we are not the owner of the Hilton brands or the Hilton Honors loyalty program, changes to these brands and program or our access to them, including our ability to buy points to offer to our members and potential members, could negatively affect our business. Any failure by Hilton to protect the trademarks, tradenames and intellectual property that we license from it could reduce the value of the Hilton brands and also harm our business. If these brands or program deteriorate or materially change in an adverse manner, or the reputation of these brands or program declines, our market share, reputation, business, financial condition or results of operations could be materially adversely affected.

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

We secure VOI inventory in part by developing new timeshare properties and new phases of existing timeshare properties. We have continued our construction activities as a critical source of developing new inventories that we sell and will continue to sell. Our ongoing involvement in the development of inventory presents a number of risks, including:

•
weakness in the capital markets limiting our ability to raise capital for completion of projects or for development of future properties or products;
•
construction costs and the costs of materials and supplies, to the extent they escalate faster than the pace at which we can increase the price of VOIs, adversely affecting our profits and margins;
•
construction delays, supply chain delays, labor shortages, zoning and other local, state or federal governmental approvals, particularly in new geographic areas with which we are unfamiliar, cost overruns, lender financial defaults, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions and oil spills, increasing overall project costs, affecting timing of project completion or resulting in project cancellations;
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

Our properties are concentrated in certain geographic areas including Florida, Nevada, Hawaii, Europe, California, Virginia, and Arizona and are, therefore, particularly susceptible to adverse developments in those areas. These economic developments include regional economic downturns, significant increases in the number of our competitors’ products in these markets, and potentially higher labor, real estate, tax or other costs in the geographic markets in which we are concentrated. In addition, the properties we manage are subject to the effects of adverse acts of natural or manmade disasters, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents. Extreme weather events and adverse weather conditions, including hurricanes, flooding and forest fires, that impact the areas in which our properties are concentrated may increase in frequency and severity as a result of climate change. Depending on the severity of these disasters, the damage could require closure of all or substantially all of these properties in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. In addition, we cannot guarantee that the amount of insurance maintained for these properties from time to time would entirely cover damages caused by any such event. Further, actual or threatened war, political conditions or civil unrest, violence or terrorist activities or threats and heightened travel security measures instituted in response to these events, could also interrupt or deter vacation plans to our key markets. As a result of this geographic concentration of properties, we face a greater risk of a negative effect on our revenues in the event these areas are more severely and more frequently affected by adverse economic and competitive conditions, extreme weather, manmade disasters, and political and civil unrest.

Our current operations and future expansion outside of the United States make us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We currently have timeshare properties located in the United States, Europe, Mexico, the Caribbean, Canada and Japan. We also market our products and services in the Asia Pacific region, primarily in Japan and South Korea. In addition, as part of our business strategy, we intend to continue the expansion of our operations in Japan, including by developing property there and selling VOIs at properties located in Japan, as well as explore further expansion opportunities in other countries located in the Asia Pacific region, Mexico and the Caribbean. Such activities may not be limited only to marketing efforts for existing international and U.S. properties and products in other countries, but may also include acquiring, developing, managing, marketing, offering and/or financing timeshare properties and VOI related products and services in such countries. Current and future international operations expose us to a number of additional challenges and risks that may not be inherent in operating solely in the U.S., including, for example, the following:

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

•
consequences of the United Kingdom’s exit from the European Union, including new or different regulations;
•
uncertainties as to local laws regarding, and enforcement of, contract and intellectual property rights;
•
forced nationalization of resort properties by local, state or national governments;
•
different social or cultural norms and practices that are not customary in the U.S.; and
•
the difficulties involved in managing an organization doing business in different countries.

These and other factors may materially adversely affect our business generally, future expansion plans, revenues from international operations, and costs and profits, as well as our financial condition. Our experience operating internationally has been limited to certain markets and our acquisition of Diamond will expand our operations to a number of jurisdictions in which we have not previously operated. Expansion of our international operations into other countries and territories may result in greater inefficiencies in navigating the risks of operating internationally and could result in greater effects on our business than would be experienced by a company with greater international experience.

Similarly, we market our U.S. and international properties in Japan, have begun developing products and services in Japan, and intend to continue the expansion of our operations in Japan. The Japanese economy has in recent years experienced periods of fiscal and economic volatility, and we may be unable to properly predict the effect of such volatility, including the actions that may be taken by the Japanese government, in a way that fully mitigates the impact of such volatility on our marketing activities and businesses in Japan.

In Mexico, the developer of certain acquired Diamond resorts has agreed to requirements that would consider themselves Mexican nationals with respect to certain property. The developer also agrees to not invoke the protection of the governments in matters relating to the property. Generally, rules in Mexico limit ownership of land near Mexico’s borders and beaches to Mexican citizens and companies, unless granted the right by the Mexican government. If the developer of the resorts in Mexico fails to comply with the agreement with the Mexican government, it would forfeit the land back to Mexico.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and certain of our competitors have directly targeted our employees. Our compensation arrangements may not always be successful in attracting new employees and retaining and motivating our existing employees, and we may need to increase compensation in order to maintain our workforce.

The loss of any members of our management team could adversely affect our strategic, member and guest relationships and impede our ability to execute our business strategies. If we cannot recruit, train, develop or retain sufficient numbers of talented employees, we could experience increased employee turnover, decreased member and guest satisfaction, low morale, inefficiency or internal control failures, which could materially reduce our profits. In addition, insufficient numbers of skilled employees at our properties could constrain our ability to maintain our current levels of business or successfully expand our business.

We and others in our industry are currently experiencing a labor shortage. Conditions caused by the COVID-19 pandemic, concerns over safety and increased health and safety requirements, and actions taken by us in response to the COVID-19 pandemic, such as furloughs and layoffs, may increase the difficulty in hiring workers. Any continuing shortage could decrease our ability to operate our business and to achieve our strategic objectives and could place additional demands on and require overtime for our existing employees.

We believe that our corporate culture fosters innovation, creativity, and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture and attract and retain employees. This could negatively affect our future success.

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

In addition to VOI supply that we develop or acquire, we source VOIs through fee-for-service agreements with third-party developers. If we fail to develop timeshare properties, acquire inventory or are unsuccessful in entering into new agreements with third-party developers, we may experience a decline in VOI supply, which could result in a decrease in our revenues. Approximately 51 percent of our contract sales were from capital-efficient sources for the year ended December 31, 2021. As part of our strategy to optimize our sales mix of capital-efficient inventory, we will continue to acquire inventory and enter into additional fee-for-service agreements to source inventory. These arrangements may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into agreements are not able to fulfill their obligations to us, the inventory we expect to acquire or market and sell on their behalf may not be available on time or at all, or may not otherwise be within agreed-upon specifications, including the specifications that we must meet in order to use Hilton’s trademarks at such properties. If our counterparties do not perform as expected and we do not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, our ability to achieve sales goals may be adversely affected.

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

Providing secured financing to some purchasers of VOIs subjects us to the risk of purchaser default. As of December 31, 2021, our consumer loan portfolio had a balance of approximately $2.4 billion and experienced default rates of 8.93 percent, 6.34 percent and 5.14 percent for the fiscal years ended December 31, 2021, 2020, and 2019, respectively. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the VOI. We may be unable to resell the property in a timely manner or at a price sufficient to allow us to recover written-off loan balances, or at all. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, our revenues and profits could be reduced.

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

Increased activity by third-party exit companies' owners may adversely impact our business.

The acquired Diamond business has been significantly targeted by organized activities of third parties that actively pursue timeshare owners claiming to provide timeshare interest transfers and/or “exit” services. Any increases in the level of participation by timeshare owners in response to such overtures and/or delinquencies or defaults with respect to the timeshare loans owed by such owners may disrupt our business and affect cash flow from collections on the timeshare loans. In addition, exit companies may target HGV owners to a greater extent than they already do in light of the Diamond Acquisition.

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

In the normal course of our business, we are involved in various legal proceedings and in the future we could become the subject of claims by current or former members, VOI owners, HOAs, persons to whom we market our products, third-party developers, guests who use our properties, our employees or contractors, our investors or regulators. The outcome of these proceedings cannot be predicted. If any such litigation results in a significant adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, our reputation could be harmed and our future ability to operate our business could be constrained.

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

Our business could be subject to stricter obligations and, greater fines and private causes of action under the enactment of data privacy laws, including but not limited to, the European Union General Data Protection Regulation and the California Consumer Privacy Act. Our systems and the systems operated by our service providers may be unable to satisfy changing regulatory requirements and customer and employee expectations and/or may require significant additional investments or time to do so.

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

Under the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (collectively, the “ADA”), all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. Our properties also are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Furthermore, various laws govern our resort management activities, including laws and regulations regarding community association management, public lodging, food and beverage services, liquor licensing, labor, employment, health care, health and safety, accessibility, discrimination, immigration, gaming and the environment (including climate change).

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

Some U.S. states and various countries are considering or have undertaken actions to regulate and reduce greenhouse gas emissions. New or revised laws and regulations, or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of the properties we manage or result in significant additional expense and operating restrictions on us. The cost of such legislation, regulation or new interpretations would depend upon the specific requirements enacted and cannot be determined at this time. In addition, failure or perception of failure to achieve our goals with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change could lead to adverse publicity, resulting in an adverse effect on our business or damage to our reputation.

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

Tax laws and regulations are complex and subject to varying interpretations and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

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

If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm and incarceration of employees or restrictions on our operation or ownership of timeshare and other properties, products or services, including the termination of ownership and management rights. In addition, in certain circumstances, the actions of parties affiliated with us (including Hilton, third-party developers, and our and their respective employees and agents) may expose us to liability under the FCPA, U.S. sanctions or other laws. These restrictions could increase costs of operations, reduce profits or cause us to forgo development opportunities that would otherwise support growth.

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

The European Union (“EU”) General Data Protection Regulation (the “GDPR”) imposes significant obligations to businesses that sell products or services to EU customers or otherwise control or process personal data of EU residents. Complying with the GDPR could increase our compliance cost, or adversely impact the marketing of our products and services to customers in the EU and our overall business. In addition, the GDPR imposes fines and penalties for noncompliance, including fines of up to 4 percent of annual worldwide revenue. If we fail to comply with the requirements of the GDPR, we could face significant administrative and monetary sanctions, which could materially adversely impact our results of operations and financial condition.

Changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations. See Notes 1: Organization and Basis of Presentation and 2: Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a summary of accounting standards issued but not yet adopted.

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

As of December 31, 2021, our total indebtedness was approximately $4.2 billion. We significantly increased our level of indebtedness in connection with financing the Diamond Acquisition. We closed an unregistered offering of $850 million in aggregate principal amount of 5.000 percent senior notes due 2029 and an unregistered offering of $500 million in aggregate principal amount of 4.875 percent senior notes due 2031. In addition, we borrowed term loans in an initial aggregate principal amount of $1.3 billion under a new senior secured term loan credit facility to repay certain indebtedness of HGV and Diamond in connection with the closing of the Diamond Acquisition. Finally, we assumed several of Diamond’s revolving facilities that are secured by timeshare loan receivables. Our substantial debt and other contractual obligations could have important consequences, including:

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

Interest rates may increase in the future. As a result, interest rates on our revolving credit facility or other variable rate debt offerings could be higher or lower than current levels. As of December 31, 2021, we had approximately $1,873 million of variable rate debt, representing 43 percent of our total debt. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit London Interbank Offering Rate (“LIBOR”) rates after 2021. The administrator of LIBOR ceased the publication of all non-U.S. dollar LIBOR and the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued on June 30, 2023. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. If LIBOR ceases to exist, we may need to renegotiate our revolving credit facility, which utilizes LIBOR as a factor in determining the interest rate, to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

If all or a portion of the spin-off does not qualify as a tax-free transaction for any reason, Hilton may recognize a substantial gain attributable to the timeshare business for U.S. federal income tax purposes. In such case, under U.S. Treasury regulations, each member of the Hilton consolidated group at the time of the spin-off (including us and our subsidiaries) would be jointly and severally liable for the resulting entire amount of any U.S. federal income tax liability. Additionally, if the distribution of our common stock and/or the distribution of Park common stock do not qualify as tax-free under Section 355 of the Code, Hilton stockholders will be treated as having received a taxable dividend to the extent of Hilton’s current and accumulated earnings and profits, would have a tax-free basis recovery up to the amount of their tax basis in their shares, and would have taxable gain from the sale or exchange of the shares to the extent of any excess.

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

Consent requirements in our license agreement with Hilton and other requirements in certain of our other material agreements may have the effect of deterring a potential takeover transaction that otherwise could be in the best interests of our stockholders.

Our license agreement with Hilton requires us to obtain Hilton’s consent prior to taking certain significant corporate actions, including engaging in a takeover transaction. There can be no assurance that any consent from Hilton to a change of control of our company could be obtained on a basis satisfactory to us or any potential acquirer. In addition, certain of our other material agreements, such as our debt agreements, contain consent, notice, prepayment or other provisions that we are obligated to comply with prior to engaging in certain transactions. Failure to obtain required consents and comply with other provisions in these agreements could discourage, materially delay or prevent a transaction that otherwise may be in the best interests of our stockholders.

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

We adopted an Omnibus Incentive Plan under which an aggregate of 10,000,000 shares of HGV common stock are issuable. As of December 31, 2021, an aggregate of 1,573,758 shares have been issued, and an additional 3,872,206 shares were underlying outstanding awards pursuant to the Omnibus Incentive Plan. We also adopted a Non-Employee Director Stock Plan under which 325,000 shares of our common stock are issuable, and an Employee Stock Purchase Plan under which 2,500,000 shares of our common stock are available for issuance. Under the Non-Employee Director Stock Plan, 117,360 shares had been issued, and there were an additional 16,902 shares underlying outstanding awards granted as of December 31, 2021. Under the Employee Stock Purchase Plan, a total of 333,285 shares were issued as of December 31, 2021. Any further issuances could result in the dilution of our current stockholders causing the market price of shares of our common stock to decline.

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

Risks Related to the Integration of Diamond

We may not be able to integrate the acquired Diamond business successfully.

On August 2, 2021, we completed the Diamond Acquisition. The successful integration of the Diamond business with HGV will take significant and sustained amounts of effort and resources. Despite our efforts, it is possible that the integration process could take longer than anticipated and/or could be more difficult than anticipated due to a number of reasons, including the lack of complementary products and resort offerings, delays or other challenges in converting the Diamond resorts into resorts that are suitable for HGV as part of our overall strategy, loss of valuable employees, disruption of each company’s ongoing businesses, processes and systems, inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements between the two businesses, and differences in corporate cultures and philosophies, and other challenges that are inherent in such a complex integration of businesses. There also may be issues attributable to Diamond’s operations that were inherent to the business or are based on events or actions that occurred prior to the closing of the Diamond Acquisition that may make the integration even more challenging. In addition, uncertainty about the effect of the Diamond Acquisition on relationships with our suppliers, vendors, existing owners, and potential owners may hinder the integration. Although we are taking steps designed to reduce or mitigate any adverse effects, these uncertainties may cause suppliers, vendors, existing and potential owners, and others that deal with us to seek to change, not renew or discontinue existing business relationships with us.

Integrating the acquired Diamond business into our operations may place a significant burden on management and internal resources and divert management’s attention away from day-to-day business concerns. Further, our ability to attract, retain and motivate key personnel and employees may be impacted if employees or prospective employees have uncertainty about their future roles with us during the integration of the Diamond Acquisition and beyond. Despite our retention and recruiting efforts, key employees may be unwilling to continue their employment with us and we may be unable to timely find suitable replacements.

We have agreed with Hilton to develop a mutually agreeable plan pursuant to which the Diamond properties are to be operated during the integration period, and with respect to those Diamond properties that will not be converted to our brand. If we fail to develop and/or execute such a plan with Hilton, such properties may remain subject to a number of restrictions related to how they are operated.

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

Anticipated cost savings, synergies, growth in operating results and related benefits of the Diamond Acquisition may not be realized. In addition, we may incur substantial costs and expenses related to the Diamond Acquisition and the integration beyond what we have anticipated, which may include unknown liabilities at the time of the closing. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We completed the Diamond Acquisition with the expectation that it will result in various benefits and synergies, including, among other things, operating efficiencies, and opportunities to potentially increase our revenue, sales, EBITDA, owners, and cost savings. Achieving such anticipated benefits and synergies of the Diamond Acquisition within the expected timeframe, or at all, is subject to a number of uncertainties, including whether the businesses of HGV and Diamond can be integrated in an efficient and effective manner, as previously discussed, as well as various assumptions. It is possible that any one or more of such benefits and synergies may not be realized, thereby significantly reducing the anticipated benefits associated with the Diamond Acquisition, and may result in higher than anticipated costs, and lower than anticipated revenue, and/or decreases in the amount of expected net income, all of which would adversely affect our future business, financial condition, and operating results.

Further, we incurred a number of fees, costs and expenses prior to completing the Diamond Acquisition and expect to continue to incur additional fees, costs and expenses associated with combining and integrating the operations of the two companies and achieving the desired benefits. These fees, costs and expenses, which are both recurring and non-recurring, have been, and will continue to be, substantial. Although we believe that achieving cost synergies, benefits, and other efficiencies of the Diamond Acquisition should offset such costs, fees and expenses over time, such net benefit may not be achieved in the near term, or at all. Moreover, there may be significant potential liabilities associated with the Legacy Diamond business that we may uncover after the closing during the integration period, which may result in us incurring significant costs and expenses in the future. Such potential liabilities may have been unknown to us at prior to the closing of the Diamond Acquisition and/or more significant than we believed at such time. Any such material unexpected costs and expenses may have a material adverse effect on our financial condition and operating results.

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

The size of our business increased significantly as a result of the Diamond Acquisition. Our future success depends, in part, upon our ability to manage this expanded business, including in non-US jurisdictions where we did not have operations prior to the Diamond Acquisition, which pose new and substantial challenges for management, including challenges related to the management and monitoring of expanded operations and associated increased costs and complexity. We may also need to obtain approvals of developers or HOAs in various instances to include additional resorts in the multi-resort trusts marketed, sold and managed by the acquired Diamond business (the “Diamond Collections”) or increase maintenance fees or impose additional requirements in order to meet our brand and operating standards. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the transaction. In addition, there will be increased compliance and regulatory risk as a result of the expanded size of our business.

We may be subject to complaints, litigation or reputational harm due to dissatisfaction with, or concerns related to, the Diamond Acquisition from our and former Diamond owners.

Our and former Diamond VOI owners prior to the completion of the Diamond Acquisition may be concerned about the actual or perceived impact of the Diamond Acquisition and the integration on their VOIs, including the potential reduction in quality of resorts and product offerings due to the increased size of the business and addition of new owners, the potential adverse effect on the availability of access to these resorts and other disruptions during the integration period, or the potential increase or change in HOA or other fees. The VOI owners of the acquired Diamond business may have similar concerns related to a decline in the quality of product offerings or increase in fees as a result of the Diamond Acquisition and increase in size of the business. Complaints or litigation brought by existing owners following the completion of the Diamond Acquisition could harm our reputation, discourage potential new owners and adversely impact our results of operations

Interests in the acquired Diamond resorts are offered through a trust system, which is subject to a number of regulatory and other requirements.

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

Our ability to integrate the acquired Diamond business could be harmed if Hilton does not consent to the use of their trademarks in connection with the conversion of Diamond properties.

While Hilton had previously consented to the Diamond Acquisition as required by the license agreement, under the terms of the license agreement, we must obtain Hilton’s approval to use the Hilton brand names and trademarks in connection with the conversion of the Diamond properties to branded properties using the Hilton marks as part of our integration strategy. In addition, we intend to offer and sell a new Hilton licensed product that will provide new owners access to both HGV-legacy properties as well as Diamond properties that are converted to our branded properties. As we continue to proceed with executing our overall integration and conversion plans, Hilton still retains certain approval rights with respect to such conversions. If Hilton does not consent to such conversions and/or permits us to use its trademarks in connection with such conversions and integrations (as well as the offer and sale of a new product), on a timely basis or at all, or if we cannot come to an agreement with Hilton on how to brand and operate Diamond properties that are not approved by Hilton, our ability to successfully integrate Diamond may be materially adversely affected. The requirement to obtain approval for such conversions and integrations of Diamond properties may delay implementation of our integration plans or cause us to incur additional expenses related to the branding of our properties. In addition, we may conclude that it’s necessary to enter into future amendments and/or modifications to the license agreement that may be necessary in connection with the integration and conversion plans. If we and Hilton are unable to reach agreements on any such amendments and/or modifications, our integration and conversion plans may be delayed and/or may not comport to the current terms and conditions of the license agreement, which will adversely affect our business and operations.

Our ability to successfully integrate the Diamond business depends on our compliance with the license agreement, including the “Separate Operations” provisions and certain prohibitions on doing business with competitors. While the parties may agree to amend the applicable requirements, ongoing requirements with strict compliance with such provisions as currently written will negatively impact the synergies and efficiencies related to the Diamond acquisition.

We have agreed with Hilton to operate the Diamond business as a “Separate Operation” under the license agreement. Complying with that requirement could be costly and difficult and will likely significantly diminish the efficiencies and synergies that are critical to our successful integration of the Diamond business. In addition, the license agreement requires Hilton’s approval in connection with our anticipated conversion of the Diamond properties into our branded properties and/or Hilton Vacation Club or another new brand of properties. The creation of any such new brand will also require Hilton’s consent. While we and Hilton have agreed to modify the Separate Operations requirements, with such modifications to be made in Hilton’s sole discretion, so as to allow us to achieve greater operating efficiency and synergy than currently realizable under the license agreement, any failure of the parties to do so will adversely impact such operating efficiency and synergy. In addition, any failure to obtain Hilton’s approval with respect to the creation of any new brand or the conversion of Diamond properties into such new brand or existing branded properties will significantly harm our ability to integrate the Diamond business and its properties. If we cannot come to an agreement with Hilton on how to brand and operate Diamond properties that do not currently or will not in the future meet the Hilton brand standards, then we will be required to continue to operate them as separate operations. However, since each property is part of a trust or collection or properties, we may be deemed to be in default of the license agreement if Hilton does not permit the operation of a collection that includes both branded and unbranded properties.

In addition, the license agreement contains a number of prohibitions on us entering into certain agreements and arrangements with competitors of Hilton. As a result of the Diamond Acquisition, we assumed Diamond’s contracts with third parties, a number of which are with competitors of Hilton and are prohibited under the license agreement. The license agreement provides for a cure period for agreements or arrangements related to the Diamond business that would result in a violation or breach of provisions in the license agreement. However, to the extent we are not able to terminate such agreements within the cure period or we are unable to obtain a waiver from Hilton, we may be in default of the license agreement.

ITEM 1B. Unresolved Staff Comments

None.

Item 2. Properties

Timeshare Properties

As of December 31, 2021, we had 154 properties open and operating, including properties not yet fully developed but in which VOIs were being sold. Most of our properties and units are located primarily in vacation destinations such as Florida, Nevada, Hawaii, Europe, California, Virginia, and Arizona. These units and properties include those developed by us or by third-party developers with whom we have entered into fee-for-service arrangements. As of December 31, 2021, we owned approximately 55 percent of all unsold intervals including 100 percent of all unsold points based intervals. We also own, manage, and lease fitness, spa and sports facilities, and/or manage the HOAs of undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.

Sales and Marketing Locations

As of December 31, 2021, we had sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. Our products are for sale throughout the United States, Japan, Canada, Mexico, and Europe. We have approximately 50 sales distribution centers in various domestic and international locations. We anticipate that those that were acquired as part of the Diamond Acquisition will undergo a phased rebranding starting early 2022. Our distribution centers and sales galleries are operated through leased and owned properties.

Additionally, we have 8 call centers that are leased. Our call centers are located in Orlando, Las Vegas, Costa Mesa and the United Kingdom.

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

Item 3. Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums as detailed below in Note 23: Commitments and Contingencies. Management has evaluated these legal matters and we believe certain unfavorable outcomes are reasonably probable and estimable. We have accrued liabilities for these matters which are included in our audited consolidated financial statements on Form 10-K for the year ended December 31, 2021. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2021 will not have a material effect on our audited consolidated financial statements

Item 4. Mine Safety Disclosures

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

As previously disclosed in a Current Report on Form 8-K, in connection with the closing of the Diamond Acquisition, on August 2, 2021, HGV issued an aggregate of 33,925,901 shares of HGV's common stock as substantially all of the consideration to the former stockholders of Diamond. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506 under the Securities Act.

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

Holders of Record

The number of stockholders of record of our common stock as of February 25, 2022 was 282.

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

Issuer Purchases of Equity Securities

On March 13, 2020, the Company announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $200 million of its outstanding shares of common stock. Since the launch of the 2020 share repurchase program, the company has repurchased less than one million shares for $10 million at an average price of $11.92. Due to the significant adverse impact on the global economy, capital markets, travel industry, and various government mandates regarding closures of businesses, all due to the COVID-19 pandemic and various uncertainties related to it, the Company announced on March 31, 2020 that it had suspended the 2020 share repurchase program. No shares have been repurchased under the plan since March 2020.

Item 6. [Reserved]

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

Overview

Our Business

We are a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. During 2021, we acquired Diamond Resorts and are in the process of rebranding all Diamond properties and sales centers to the Hilton Grand Vacations brand and Hilton standards. Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs”, "VOI") for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and multi-resort trusts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Legacy-HGV Club”) and Diamond points-based clubs.

As of December 31, 2021, we have 154 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Japan. A significant number of our properties and VOIs are concentrated in Florida, Nevada, Hawaii, Europe, California, Virginia, and Arizona and feature spacious, condominium-style accommodations with superior amenities and quality service. As of December 31, 2021, we have approximately 333,000 Hilton Grand Vacations Club and Hilton Club members. Legacy-HGV Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 6,500 properties, as well as numerous experiential vacation options, such as cruises and guided tours. We also have 166,000 Diamond Club members who are able to utilize their points across the Diamond resorts, affiliated properties and alternative experiential options.

Our business has been and continues to be adversely impacted by the COVID-19 pandemic and its effects on the global economy, including the various government orders and mandates for closures of non-essential businesses and its impact on consumer spending and demand for travel. Please see, “Impact of the COVID-19 Pandemic on Business and Results of Operations” and other discussions throughout this MD&A for additional information regarding such impacts.

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

Our primary Collections product is the marketing and selling of VOIs sold to customers as beneficial interests in one of our Collections, which are represented by an annual or biennial allotment of points that can be utilized for vacations at any of the resorts in our network for varying lengths of stay. In general, purchasers of points do not acquire a direct ownership interest in the resort properties in our network generally, for each Collection, one or more trustees hold legal title to the deeded fee simple real estate interests or the functional equivalent, or, in some cases, leasehold real estate interests for the benefit of the respective Collection’s association members in accordance with the applicable agreements. We source some of our VOIs through just-in-time agreements with third-party developers and develop our own properties.

For the year ended December 31, 2021, sales from fee-for-service, just-in-time, developed and points-based inventory were 31 percent, 20 percent, 24 percent and 25 percent, respectively, of contract sales. See “Key Business and Financial Metrics and Terms Used by Management — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $13 billion at current pricing.

Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 40 percent of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.

We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe, and Japan. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have approximately 50 sales distribution centers in various domestic and international locations. We anticipate that those that were acquired as part of the Diamond Acquisition will undergo a phased rebranding starting in early 2022. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton (Legacy-HGV only) and are frequent leisure travelers. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management—Real Estate Sales Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the year ended December 31, 2021, 70 percent of our contract sales were to our existing owners.

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate ranging from 2.5 percent to 25 percent per annum. Financing propensity was 74 percent and 66.5 percent for the year ended December 31, 2021 and 2020, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Year Ended December 31,
	2021	2020	2019
Weighted-average FICO score	734	734	736

Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Clubs. Historical default rates, which represent annual defaults as a percentage of each year’s beginning gross timeshare financing receivables balance, were as follows:

	Year Ended December 31,
	2021	2020	2019
Historical default rates(1)	8.93%	6.34%	5.14%

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

Factors Affecting Revenues

•
Relationships with developers. In recent years, we have entered into fee-for-service and just-in-time agreements to sell VOIs on behalf of or acquired from third-party developers. The success and sustainability of our capital-efficient business model depends on our ability to maintain good relationships with third-party developers. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth. We believe that we have strong relationships with our third-party developers, and we are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of developers and are not significantly concentrated with any particular third party.
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
•
Relationship with Hilton. Following the spin-off, Hilton retained ownership of the Hilton-branded trademarks, tradenames and certain related intellectual property used in the operation of our business. We entered into a license agreement with Hilton, which was subsequently amended and restated in connection with the Diamond Acquisition, granting us the right to use the Hilton-branded trademarks, trade names and related intellectual property in our business for the term of the agreement. The termination of the license agreement or exercise of other remedies would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position. For example, if we are not able to rely on the strength of the Hilton brands to attract prospective members and guest tours in the marketplace, our revenue would decline and our marketing and sales expenses would increase.

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
•
Competition. We compete with other hotel and resort timeshare operators for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems and flexibility for VOI owners to exchange into time at other timeshare properties or other travel rewards. In addition, we compete based on brand name recognition and reputation. Our primary branded competitors in the timeshare space include Marriott Vacations Worldwide (which includes Marriott Vacations Worldwide, Interval Leisure Group, Vistana Signature Club and Hyatt Residence Club brands), Travel + Leisure Co., Disney Vacation Club, Holiday Inn Club Vacations, and Bluegreen Vacations.

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
•
Depreciation and amortization are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings and leasehold improvements and furniture and equipment at our sales centers, corporate offices, and assets purchased for future conversion to inventory, as well as amortization of our management agreement intangibles and capitalized software.
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

Key Business and Financial Metrics and Terms Used by Management

Real Estate Sales Operating Metrics

We measure our performance using the following key operating metrics:

•
Contract sales represents the total amount of VOI products (fee-for-service, just-in-time, developed, and points-based) under purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price. Contract sales differ from revenues from the Sales of VOIs, net that we report in our consolidated statements of operations due to the requirements for revenue recognition, as well as adjustments for incentives. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business and is used to manage the performance of the sales organization. While we do not record the purchase price of sales of VOI products developed by fee-for-service partners as revenue in our consolidated financial statements, rather recording the commission earned as revenue in accordance with U.S. GAAP, we believe contract sales to be an important operational metric, reflective of the overall volume and pace of sales in our business and believe it provides meaningful comparability of our results to the results of our competitors which may source their VOI products differently.

We believe that the presentation of contract sales on a combined basis (fee-for-service, developed and points-based) is most appropriate for the purpose of the operating metric, additional information regarding the split of contract sales, is included in “—Real Estate” below. See Note 2: Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 in this Annual Report on form 10-K, for additional information on Sales of VOIs, net.

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

Adjusted EBITDA, presented herein, is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) other gains, including asset dispositions and foreign currency translations; (ii) debt restructurings/retirements; (iii) non-cash impairment losses; (iv) share-based and other compensation expenses; and (v) other items, including but not limited to costs associated with acquisitions, restructuring, amortization of premiums and discounts resulting from purchase accounting, and other non-cash and one-time charges.

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

Impact of the COVID-19 Pandemic on Business and Results of Operations

As of December 31, 2021, all of our resorts and nearly all sales centers which previously closed due to the COVID-19 pandemic for some period of time beginning in 2020 were open and operating, although some were still operating in markets with various capacity constraints, social distancing requirements and other safety measures, which are impacting consumer demand for resorts in those markets. We plan to continue our normal business as conditions permit, but increases of new infections or the emergence of new variants (such as the Delta and Omicron variants) may result in the reimposition of social distancing measures and/or restrictions in certain jurisdictions, travel restrictions and reduced consumer demand for travel that may impede or reverse our recovery. Please carefully review the risk factors contained in this Annual Report on Form 10-K and those described from time to time in other periodic reports that we file with the SEC for discussions of various factors and uncertainties related to the pandemic that may materially impact us.

Results of Operations

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2021 compared with the year ended December 31, 2020. Discussions of our financial condition and results of operations for the year ended December 31, 2020 compared to December 31, 2019 that have been omitted under this item can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 1, 2021.

Segment Results

The following tables present our revenues by segment for the year ended December 31, 2021 compared to the years ended December 31, 2020 and 2019. We do not include equity in earnings from unconsolidated affiliates in our measures of segment revenues.

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Revenues:
Real estate sales and financing	$1,451	$494	$957	$322	$635
Resort operations and club management	700	276	424	267	157
Total segment revenues	2,151	770	1,381	589	792
Cost reimbursements	202	137	65	44	21
Intersegment eliminations(1)	(18)	(13)	(5)	—	(5)
Total revenues	$2,335	$894	$1,441	$633	$808

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2020	2019	$	$	$
Revenues:
Real estate sales and financing	$494	$1,252	$(758)	$—	$(758)
Resort operations and club management	276	454	(178)	—	(178)
Total segment revenues	770	1,706	(936)	—	(936)
Cost reimbursements	137	168	(31)	—	(31)
Intersegment eliminations(1)	(13)	(36)	23	—	23
Total revenues	$894	$1,838	$(944)	$—	$(944)

____________________

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

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Net income (loss)	$176	$(201)	$377	$92	$285
Interest expense	105	43	62	(1)	63
Income tax expense (benefit)	93	(79)	172	32	140
Depreciation and amortization	126	45	81	80	1
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	2	(1)	—	(1)
EBITDA	501	(190)	691	203	488
Other loss (gain), net	26	(3)	29	1	28
Share-based compensation expense	48	15	33	—	33
Impairment expense(2)	2	209	(207)	—	(207)
Acquisition and integration-related expense	106	—	106	8	98
Other adjustment items(1)	33	26	7	18	(11)
Adjusted EBITDA	$716	$57	$659	$230	$429

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2020	2019	$	$	$
Net (loss) income	$(201)	$216	$(417)	$—	$(417)
Interest expense	43	43	—	—	—
Income tax (benefit) expense	(79)	57	(136)	—	(136)
Depreciation and amortization	45	44	1	—	1
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	2	3	(1)	—	(1)
EBITDA	(190)	363	(553)	—	(553)
Other loss (gain), net	(3)	3	(6)	—	(6)
Share-based compensation expense	15	22	(7)	—	(7)
Impairment expense(2)	209	—	209	—	209
Acquisition and integration-related expense	—	—	—	—	—
Other adjustment items(1)	26	20	6	—	6
Adjusted EBITDA	$57	$408	$(351)	$—	$(351)

____________________

(1)
For the year ended December 31, 2021, 2020 and 2019, this amount includes costs associated with restructuring, one-time charges and other non-cash items. Subsequent to the acquisition of Diamond in 2021, this also includes amortization of fair value premiums and discounts resulting from purchase accounting.
(2)
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

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA.

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Adjusted EBITDA:
Real estate sales and financing(1)	$537	$33	$504	$154	$350
Resort operations and club management(1)	353	136	217	97	120
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	11	7	4	—	4
License fee expense	(80)	(51)	(29)	—	(29)
General and administrative(2)	(105)	(68)	(37)	(21)	(16)
Adjusted EBITDA	$716	$57	$659	$230	$429

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2020	2019	$	$	$
Adjusted EBITDA:
Real estate sales and financing(1)	$33	$325	$(292)	$—	$(292)
Resort operations and club management(1)	136	265	(129)	—	(129)
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	7	7	—	—	—
License fee expense	(51)	(101)	50	—	50
General and administrative(2)	(68)	(88)	20	—	20
Adjusted EBITDA	$57	$408	$(351)	$—	$(351)
____________________

(1)
Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)
Adjusts for segment related share-based compensation, depreciation and other adjustment items.

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

The following table represents deferrals and recognitions of Sales of VOIs revenue and direct costs for properties under construction:

	Year Ended December 31,			2021 vs 2020 Variance	2020 vs 2019 Variance
($ in millions)	2021	2020	2019	$	$
Sales of VOIs (deferrals)	$(112)	$(85)	$(84)	$(27)	$(1)
Sales of VOIs recognitions	245	—	—	245	—
Net Sales of VOIs recognitions (deferrals)	133	(85)	(84)	218	(1)
Cost of VOI sales (deferrals)(1)	(36)	(23)	(27)	(13)	4
Cost of VOI sales recognitions	74	—	—	74	—
Net Cost of VOI sales recognitions (deferrals)(1)	38	(23)	(27)	61	4
Sales and marketing expense (deferrals)	(17)	(13)	(12)	(4)	(1)
Sales and marketing expense recognitions	36	—	—	36	—
Net Sales and marketing expense recognitions (deferrals)	19	(13)	(12)	32	(1)
Net construction recognitions (deferrals)	$76	$(49)	$(45)	$125	$(4)

____________________

(1)
Includes anticipated Cost of VOI Sales of VOIs under construction that will be acquired once construction is complete for the year ended December 31, 2020 and 2019.

Real estate sales and financing segment revenues increased by $957 million for the year ended December 31, 2021, compared to the same period in 2020, primarily due to the net recognition of $133 million of deferred sales of VOIs related to projects previously under construction that were completed during the year, compared to deferrals of $85 million of deferred sales of VOIs during the same period in 2020. Sales revenue also increased consistent with an increase in travel demand and the reopening of nearly all of our resorts and sales centers by the end of the second quarter of 2021 that were closed during the same period in 2020. Additionally, financing revenues increased by $18 million due to a greater balance of timeshare financing receivables and a corresponding increase in servicing fees. Diamond contributed $322 million to the total increase in real estate sales and financing revenues primarily driven by $251 million of sales of VOIs.

Real estate sales and financing Adjusted EBITDA increased by $504 million compared to the same period in 2020, due to the increases in revenues mentioned above, partially offset by corresponding increases in cost of VOI sales and real estate operating expenses associated with segment performance discussed herein. In addition, real estate sales and financing segment Adjusted EBITDA was impacted by $6 million of one-time payroll related expenses and $18 million of net amortization related to premiums and discounts resulting from purchase accounting. Diamond contributed $154 million to the total increase in real estate sales and financing Adjusted EBITDA.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues increased $424 million for the year ended December 31, 2021, compared to the same period in 2020, primarily due to increases in rental and ancillary revenues as a result of the reopening of nearly all of our resorts and sales centers by the end of the second quarter of 2021 that were closed during the same period in 2020. Diamond contributed $267 million to the total increase in resort operations and club management segment revenues for the year ended December 31, 2021, driven by $138 million of rental and ancillary revenue and $129 million of resort operations and club management revenue.

Resort operations and club management segment Adjusted EBITDA increased $217 million for the year ended December 31, 2021, compared to the same periods in 2020, primarily due to the increases in revenues described above partially offset by corresponding increases in segment operating expenses associated with segment performance discussed herein. Resort operations and club management segment Adjusted EBITDA was impacted by $6 million of proceeds from one-time insurance claim reimbursements related to hurricane damage suffered during 2021. Diamond contributed $97 million to the total increase in resort operations and club management Adjusted EBITDA for the year ended December 31, 2021.

Refer to “—Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions, except Tour flow and VPG)	2021	2020	$	$	$
Contract sales	$1,352	$528	$824	$331	$493
Adjustments:
Fee-for-service sales(1)	(424)	(275)	(149)	—	(149)
Provision for financing receivables losses	(121)	(75)	(46)	(52)	6
Reportability and other:
Net recognition (deferral) of sales of VOIs under construction(2)	133	(85)	218	—	218
Fee-for-service sale upgrades, net	14	16	(2)	—	(2)
Other(3)	(71)	(1)	(70)	(28)	(42)
Sales of VOIs, net	$883	$108	$775	$251	$524
Tour flow	298,044	127,085	170,959
VPG	$4,332	$3,889	$443

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions, except Tour flow and VPG)	2020	2019	$	$	$
Contract sales	$528	$1,410	$(882)	$—	$(882)
Adjustments:
Fee-for-service sales(1)	(275)	(760)	485	—	485
Provision for financing receivables losses	(75)	(74)	(1)	—	(1)
Reportability and other:
Net (deferral) recognition of sales of VOIs under construction(2)	(85)	(84)	(1)	—	(1)
Fee-for-service sale upgrades, net	16	52	(36)	—	(36)
Other(3)	(1)	(35)	34	—	34
Sales of VOIs, net	$108	$509	$(401)	$—	$(401)
Tour flow	127,085	383,108	(256,023)
VPG	$3,889	$3,518	$371

____________________

(1)
Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(2)
Represents the net impact of deferred revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(3)
Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.

Contract sales increased $824 million for the year ended December 31, 2021, compared to the same period in 2020, primarily due to an increase in tour flow and VPG corresponding with improvement in travel demand as a result of the reopening of nearly all of our resorts and sales centers during the second half of 2021 that were closed during the same period in 2020. Diamond contributed $331 million to the total increase in contract sales and $251 million to the total increase in sales of VOIs, net.

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Sales, marketing, brand and other fees	$385	$221	$164	$37	$127
Less:
Marketing revenue and other fees	149	57	92	37	55
Commissions and brand fees	236	164	72	—	72
Sales of VOIs, net	883	108	775	251	524
Sales revenue	1,119	272	847	251	596
Less:
Cost of VOI sales	213	28	185	32	153
Sales and marketing expense, net(1)	479	313	166	104	62
Real estate profit (loss)	$427	$(69)	$496	$115	$381
Real estate profit margin	38.2%	(25.4)%

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2020	2019	$	$	$
Sales, marketing, brand and other fees	$221	$573	$(352)	$—	$(352)
Less:
Marketing revenue and other fees	57	136	(79)	—	(79)
Commissions and brand fees	164	437	(273)	—	(273)
Sales of VOIs, net	108	509	(401)	—	(401)
Sales revenue	272	946	(674)	—	(674)
Less:
Cost of VOI sales	28	127	(99)	—	(99)
Sales and marketing expense, net(1)	313	549	(236)	—	(236)
Real estate (loss) profit	$(69)	$270	$(339)	$—	$(339)
Real estate profit margin	(25.4)%	28.5%

____________________

(1)
Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.

Sales revenue increased by $847 million for the year ended December 31, 2021, compared to the same period in 2020, primarily due to the net recognition of sales of VOIs related to deferred revenues associated with properties that were under construction during the same period in 2020. Sales revenue also increased as a result of the reopening of nearly all of our resorts and sales centers by the end of the second quarter of 2021, combined with a higher mix of our sales for VOIs at new properties partially offset by increased breakage rates on marketing packages. Diamond contributed $251 million to sales revenue for the year ended December 31, 2021.

Financing

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Interest income	$157	$141	$16	$31	$(15)
Other financing revenue	26	24	2	3	(1)
Financing revenue	183	165	18	34	(16)
Consumer financing interest expense	30	31	(1)	2	(3)
Other financing expense	35	22	13	12	1
Financing expense	65	53	12	14	(2)
Financing profit	$118	$112	$6	$20	$(14)
Financing profit margin	64.5%	67.9%

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2020	2019	$	$	$
Interest income	$141	$147	$(6)	$—	$(6)
Other financing revenue	24	23	1	—	1
Financing revenue	165	170	(5)	—	(5)
Consumer financing interest expense	31	29	2	—	2
Other financing expense	22	24	(2)	—	(2)
Financing expense	53	53	—	—	—
Financing profit	$112	$117	$(5)	$—	$(5)
Financing profit margin	67.9%	68.8%

Financing revenue increased $18 million for the year ended December 31, 2021, compared to the same period in 2020, primarily due to a $31 million increase related to interest income on both timeshare financing receivable portfolios acquired from Diamond and originated subsequent to the Acquisition Date, partially offset by a $15 million decrease in interest income on the Legacy-HGV originated timeshare financing receivables portfolio. The interest income generated from the originated loan portfolio decreased, compared to the same period in 2020, due to a decrease in the timeshare financing receivables balance, partially offset by an increase in weighted average interest rate for the portfolio from 12.6 percent to 14.3 percent as of December 31, 2021.

Financing expense increased by $12 million for the period ended December 31, 2021, compared to the same period in 2020, primarily related to Diamond's financing operations and interest expense on the acquired non-recourse debt.

Resort and Club Management

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Club management revenue	$168	$96	$72	$32	$40
Resort management revenue	172	70	102	97	5
Resort and club management revenues	340	166	174	129	45
Club management expense	28	24	4	5	(1)
Resort management expense	52	12	40	32	8
Resort and club management expenses	80	36	44	37	7
Resort and club management profit	$260	$130	$130	$92	$38
Resort and club management profit margin	76.5%	78.3%

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2020	2019	$	$	$
Club management revenue	$96	$125	$(29)	$—	$(29)
Resort management revenue	70	66	4	—	4
Resort and club management revenues	166	191	(25)	—	(25)
Club management expense	24	27	(3)	—	(3)
Resort management expense	12	19	(7)	—	(7)
Resort and club management expenses	36	46	(10)	—	(10)
Resort and club management profit	$130	$145	$(15)	$—	$(15)
Resort and club management profit margin	78.3%	75.9%

Resort and club management revenues increased for the year ended December 31, 2021, compared to the same periods in 2020, primarily due to an increase in annual club dues and fees and number of transactions corresponding with more club members. Additionally, we restored our policy to charge club transaction fees during 2021 which further increased our revenue in comparison to the year ended December 31, 2020. Diamond contributed $129 million to the increase in resort and club management revenues for the year ended December 31, 2021 primarily related to resort management revenue.

Resort and club management profit increased for the year ended December 31, 2021, primarily due to the aforementioned increase in club management and resort management revenue, partially offset by an increase in resort management expenses driven by the opening of nearly all of our resorts and sales centers which had previously closed due to the COVID-19 pandemic by the end of the second quarter 2021. Diamond contributed $92 million to the increase in resort and club management profit for the year ended December 31, 2021.

Rental and Ancillary Services

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2021	2020	$	$	$
Rental revenues	$315	$90	$225	$126	$99
Ancillary services revenues	27	7	20	12	8
Rental and ancillary services revenues	342	97	245	138	107
Rental expenses	242	98	144	118	26
Ancillary services expense	25	9	16	9	7
Rental and ancillary services expenses	267	107	160	127	33
Rental and ancillary services profit (loss)	$75	$(10)	$85	$11	$74
Rental and ancillary services profit margin	21.9%	(10.3)%

	Year Ended December 31,		Change	Change due to Legacy-Diamond	Change due to Legacy-HGV
($ in millions)	2020	2019	$	$	$
Rental revenues	$90	$201	$(111)	$—	$(111)
Ancillary services revenues	7	26	(19)	—	(19)
Rental and ancillary services revenues	97	227	(130)	—	(130)
Rental expenses	98	123	(25)	—	(25)
Ancillary services expense	9	24	(15)	—	(15)
Rental and ancillary services expenses	107	147	(40)	—	(40)
Rental and ancillary services (loss) profit	$(10)	$80	$(90)	$—	$(90)
Rental and ancillary services profit margin	(10.3)%	35.2%

Rental and ancillary services revenues, expenses, and profit margin increased for year ended December 31, 2021, compared to the same period in 2020, primarily due to an increase in transient revenue associated with the reopening of nearly all of our resorts in the second half of 2021 that were closed during the same period in 2020. Rental and ancillary services expenses increased corresponding with the aforementioned reopening of nearly all of our resorts. Diamond contributed $11 million to the increase in rental and ancillary profit for the year ended December 31, 2021.

Other Operating Expenses

	Year Ended December 31,			2021 vs 2020 Variance		2020 vs 2019 Variance
($ in millions)	2021	2020	2019	$	%	$	%
General and administrative	$151	$92	$118	59	64.1%	$(26)	(22.0)%
Depreciation and amortization	126	45	44	81	NM(1)	1	2.3%
License fee expense	80	51	101	29	56.9%	(50)	(49.5)%
Impairment expense	2	209	—	(207)	(99.0)%	209	NM(1)

____________________

(1)
Fluctuation in terms of percentage change is not meaningful.

The change in other operating expenses for the year ended December 31, 2021, compared to the same period in 2020, was driven by expenses related to the Diamond Acquisition and administrative expenses and depreciation and amortization. General and administrative expenses increased by $59 million, primarily related to increased salaries and legal and professional fees. The increase in general and administrative expenses was also related to an increase in expense related to share-based compensation. In the prior year, certain expenses related to Performance RSUs were reversed as the related RSUs were not expected to achieve certain performance targets, resulting in a credit to expense in the prior period. Depreciation and amortization increased primarily as a result of the amortization of intangible assets acquired as part of the Diamond Acquisition. License fee expense increase is related to the corresponding increase in Legacy-HGV revenue.

Acquisition and Integration-Related Expense

	Year Ended December 31,			2021 vs 2020 Variance		2020 vs 2019 Variance
($ in millions)	2021	2020	2019	$	%	$	%
Acquisition and integration-related expense	$106	$—	$—	106	NM(1)	$—	NM(1)

____________________

(1)
Fluctuation in terms of percentage change is not meaningful.

Acquisition and integration-related costs include direct expenses for the Diamond Acquisition including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants and employee-related costs such as severance and transition. We did not incur any acquisition and integration-related costs for the years ended December 31, 2020, and 2019.

Non-Operating Expenses

	Year Ended December 31,			2021 vs 2020 Variance		2020 vs 2019 Variance
($ in millions)	2021	2020	2019	$	%	$	%
Interest expense	$105	$43	$43	62	NM(1)	$—	—
Equity in earnings from unconsolidated affiliates	(10)	(5)	(4)	(5)	100.0%	(1)	25.0%
Other loss (gain), net	26	(3)	3	29	NM(1)	(6)	NM(1)
Income tax expense (benefit)	93	(79)	57	172	NM(1)	(136)	NM(1)

____________________

(1)
Fluctuation in terms of percentage change is not meaningful.

The change in non-operating expenses for the year ended December 31, 2021, compared to the same period in 2020, was primarily due to a $62 million increase in interest expense and other loss, net driven by debt extinguished in connection to the Diamond Acquisition and other drawings to support operations. Income tax expense also increased for the year ended December 31, 2021 compared to the same period in 2020 consistent with increased pre-tax income.

Liquidity and Capital Resources

Overview

Our cash management objectives are to maintain the availability of liquidity, minimize operational costs, remit debt payments and fund future acquisitions and development projects. Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including payroll and related benefits, legal costs, operating costs associated with the operation of our resorts and sales centers, interest and scheduled principal payments on our outstanding indebtedness, inventory-related purchase commitments, and capital expenditures for renovations and maintenance at our offices and sales centers. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, inventory-related purchase commitments and costs associated with potential acquisitions and development projects. Our primary source of funding to satisfy these requirements is derived from sales and financing of vacation ownership intervals, management of our resorts and Clubs, and rentals of available inventory. See Item 1. Business for more information on our reportable segments and sources of revenue.

We finance our short- and long-term liquidity needs primarily through cash and cash equivalents, cash generated from our operations, draws on our senior secured credit facility, our non-recourse revolving timeshare credit facility (“Timeshare Facility”) and two conduit facilities, and through periodic securitizations of our timeshare financing receivables.

•
In March 2021, we amended our Credit Agreement to amend certain terms related to financial covenants to permit the Diamond Acquisition. The financial covenants were also amended to provide greater flexibility for the Company. The borrowing capacity under the Credit Agreement remained the same. In connection with the amendment, we incurred $1 million in debt issuance costs. We amended our Timeshare Facility to align with our amended Credit Agreement. In addition, we obtained a revolving credit facility commitment in connection with the Diamond Acquisition and incurred $2 million in debt issuance costs which were amortized over the term of the commitment in the first quarter of 2021. This was included in Interest expense in our consolidated statements of operations.
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
•
In connection with the closing of the Diamond Acquisition, HGV also entered into a new $1.3 billion seven-year senior secured term loan facility ("Term Loan B"). The Term Loan B was issued at a $6 million discount and the cumulative proceeds received from the Term loan and related senior notes discussed below were used to repay certain existing indebtedness of both HGV and Diamond, including HGV's pre-existing term loan and senior notes, $260 million of the balance on the revolving credit facility, and approximately $2.03 billion of Diamond's corporate indebtedness. We incurred a $20 million of loss on debt extinguishment for the transactions described herein which is included in Other (loss) gain, net. As of December 31, 2021, we incurred approximately $32 million in debt issuance costs for Term Loan B.
•
In December 2021, we amended and recast our existing revolving credit facility due in 2023 into our new senior secured credit facility due in 2028. As a part of the amendment, we also increased the capacity of the revolving credit facility from $800 million to $1 billion. Under the new credit facility, the revolver is subject to an interest rate of 2.00 plus one month LIBOR. Upon the execution of the recast, we refinanced the existing $300 million principal balance on the revolver due in 2023 into the new revolver due in 2028. As of December 31, 2021, we incurred approximately $5 million in debt issuance costs in connection with the recast of the revolver.
•
As of December 31, 2021, we had total cash and cash equivalents of $695 million, including $263 million of restricted cash.
•
As of December 31, 2021, we have $699 million remaining borrowing capacity under the revolver facility. In addition, we have $461 million remaining borrowing capacity in total under our Timeshare Facility, and conduit facilities due in 2023 and 2024. We have $74 million of mortgage notes that are available to be securitized, and another $219 million of mortgage notes that we expect will become eligible as soon as they meet typical milestones including receipt of first payment, deeding, or recording.

As of December 31, 2021, we have all of our resorts and nearly all sales centers open and currently operating. However, some of our resorts and sales centers are still operating in markets with capacity constraints and are subject to various safety measures, which are impacting consumer demand for resorts in those markets. While we plan to continue normal business as conditions permit, the pandemic continues to be unprecedented and rapidly changing, and has unknown duration and severity.

We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $293 million as of December 31, 2021 which primarily consist of escrow and construction related bonds.

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

We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2021, our inventory-related purchase commitments totaled $330 million over 9 years.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

				2021 vs 2020	2020 vs 2019
	Year Ended December 31,			Variance	Variance
($ in millions)	2021	2020	2019	$	$
Net cash provided by (used in):
Operating activities	$168	$79	$143	$89	$(64)
Investing activities	(1,631)	(33)	(63)	(1,598)	30
Financing activities	1,636	328	(108)	1,308	436

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

The change in net cash flows provided by operating activities for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to an increase in net income, offset by decreases in net working capital from operations.

The following table exhibits our VOI inventory spending for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
($ in millions)	2021	2020	2019
VOI spending - owned properties	$200	$106	$83
VOI spending - fee-for-service upgrades(1)	10	13	47
Purchases and development of real estate for future conversion to inventory	33	36	168
Total VOI inventory spending	$243	$155	$298

____________________

(1)
Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects of $7 million, $9 million and $31 million recorded in Costs of VOI sales for the years ended December 31, 2021, 2020 and 2019, respectively.

Investing Activities

The following table summarizes our net cash used in investing activities:

				2021 vs 2020	2020 vs 2019
	Year Ended December 31,			Variance	Variance
($ in millions)	2021	2020	2019	$	$
Acquisition of Diamond, net of cash and restricted cash acquired	$(1,592)	$—	$—	$(1,592)	$—
Capital expenditures for property and equipment	(18)	(8)	(37)	(10)	29
Software capitalization costs	(21)	(23)	(24)	2	1
Investments in unconsolidated affiliates	—	(2)	(2)	2	—
Net cash used in investing activities	$(1,631)	$(33)	$(63)	$(1,598)	$30

Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

The change in net cash used in investing activities for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to the Diamond Acquisition and related capitalized acquisition costs.

Financing Activities

The following table summarizes our net cash provided by (used in) financing activities:

	Year Ended December 31,			2021 vs 2020 Variance	2020 vs 2019 Variance
($ in millions)	2021	2020	2019	$	$
Issuance of debt	$2,950	$495	$485	$2,455	$10
Issuance of non-recourse debt	264	495	365	(231)	130
Repayment of debt	(1,154)	(165)	(290)	(989)	125
Repayment of non-recourse debt	(359)	(475)	(376)	116	(99)
Debt issuance costs	(70)	(9)	(6)	(61)	(3)
Repurchase and retirement of common stock	—	(10)	(283)	10	273
Payment of withholding taxes on vesting of restricted stock units	(6)	(4)	(4)	(2)	—
Proceeds from employee stock plan purchases	1	2	3	(1)	(1)
Proceeds from stock option exercises	13	1	—	12	1
Other financing activity	(3)	(2)	(2)	(1)	—
Net cash provided by financing activities	$1,636	$328	$(108)	$1,308	$436

The change in net cash flows provided by financing activity for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to the increase in debt borrowings for the issuance of Term Loan B in August 2021 and senior notes in June 2021 offset by repayments of debt and non-recourse debt and $70 million of other debt issuance costs.

Contractual Obligations

Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases and obligations associated with our debt, non-recourse debt and the related interest. As of December 31, 2021, we were committed to $5,643 million in contractual obligations over 9 years, $775 million of which will be fulfilled in 2022. This amount includes $923 million of interest on our debt and non-recourse debt, $148 million of which will be incurred in 2022. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 23: Commitments and Contingencies, Note 15: Debt and Non-recourse Debt and Note 17: Leases in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information. We also intend to rebrand Diamond properties as Hilton Grand Vacations branded properties pursuant to the A&R Hilton License Agreement.

We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $293 million as of December 31, 2021 which primarily consist of escrow and construction related bonds.

Guarantor Financial Information

Certain subsidiaries, which are listed on Exhibit 22 of this Annual Report on Form 10-K, have guaranteed our obligations related to our senior unsecured 2029 Notes and 2031 Notes (together, "the Notes"). The 2029 Notes were issued in June 2021 with an aggregate principal balance of $850 million, an interest rate of 5.0 percent, and maturity in June 2029. The 2031 Notes were issued in June 2021 with an aggregate principal balance of $500 million, an interest rate of 4.875 percent, and maturity in July 2031.

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

The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:

($ in millions)	December 31,
Assets	2021
Cash and cash equivalents	$333
Restricted cash	165
Accounts receivable, net - due from non-guarantor subsidiaries	45
Accounts receivable, net - due from related parties	20
Accounts receivable, net - other	231
Timeshare financing receivables, net	678
Inventory	727
Property and equipment, net	693
Operating lease right-of-use assets, net	66
Investments in unconsolidated affiliates	59
Goodwill	1,377
Intangible assets, net	1,441
Land and Infrastructure held for sale	41
Other assets	263
Total assets	$6,139

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$45
Accounts payable, accrued expenses and other - other	592
Advanced deposits	111
Debt, net	2,912
Operating lease liabilities	83
Deferred revenues	150
Deferred income tax liabilities	326
Total liabilities	$4,219

Year ended December 31,
($ in millions)	2021
Total revenues - transactions with non-guarantor subsidiaries	$9
Total revenues - other	2,004
Operating income	241
Net income	116

Subsequent Events

Management has evaluated all subsequent events through March 1, 2022, the date the audited 2021 10-K was available to be issued and determined the following subsequent event occurred:

Subsequent to December 31, 2021, HGV repaid the full $133 million combined principal balance outstanding at December 31, 2021 of both conduit facilities, comprised of $125 million on the conduit facility due in 2023 and $8 million due on the conduit facility due in 2024.

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

Due to the application of the retrospective adjustments, changes in any of our estimates, including changes in our development and sales strategies could have a material effect on the carrying value of certain projects and inventory. We monitor our projects and inventory on an ongoing basis and complete an evaluation each reporting period to ensure that the inventory is stated at the lower of cost or fair value less cost to sell. In addition, we continually assess our VOIs inventory and, if necessary, impose pricing adjustments to modify sales pace.

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

Business Combinations

We account for our business combinations in accordance with the acquisition method of accounting. We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. For each acquisition, we recognize goodwill as the amount in which consideration transferred for the acquired entity exceeds the fair values of net assets. The fair value of net assets is the fair value assigned to the assets acquired reduced by the fair value assigned to liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income, cost and sales and market approaches, which also include certain valuation techniques such as discount rates, and the amount and timing of future cash flows. We utilize independent valuation specialists under our supervision for certain of our assignments of fair value. We record the net assets and results of operations of an acquired entity in our consolidated financial statements from the acquisition date through period-end. We expense acquisition-related expenses as incurred and include such expenses within Acquisition and integration-related expense on our consolidated statements of operations. See Note 2: Summary of Significant Accounting Policies and Note 3: Diamond Acquisition for further detail.

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

Allowance for Financing Receivables Losses

The allowance for financing receivables losses is related to the receivables generated by our financing of VOI sales, which are secured by the underlying timeshare properties. We determine our financing receivables to be past due based on the contractual terms of the individual mortgage loans. We use a technique referred to as static pool analysis as the basis for determining our general reserve requirements on our financing receivables. The adequacy of the related allowance is determined by management through analysis of several factors requiring judgment, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including historic and assumed default rates. Although the allowance includes several factors requiring judgment, the static pool model is not highly uncertain as it relies upon historical metrics.

Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 0.5 percentage point increase to our projected default rates used in the allowance calculation would increase our allowance for financing receivables losses by approximately $15 million.

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

The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of December 31, 2021, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2022	2023	2024	2025	2026	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	13.792%	$133	$141	$147	$150	$148	$391	1,110	$1,011
Fixed-rate unsecuritized timeshare financing receivables	14.730%	103	100	112	123	136	751	1,325	894
Liabilities:(3)
Fixed-rate debt	4.160%	495	272	88	165	13	1,402	2,435	2,481
Variable-rate debt(4)	3.073%	23	570	22	13	13	1,232	1,873	1,872

(1)
Weighted-average interest rate as of December 31, 2021.
(2)
Amount excludes unamortized deferred financing costs.
(3)
Includes debt and non-recourse debt.
(4)
Variable-rate debt includes principal outstanding debt of $1,873 million as of December 31, 2021. See Note 15: Debt & Non-recourse Debt in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Foreign Currency Exchange Rate Risk

Though the majority of our operations are conducted in United States dollar (“U.S. dollar”), we are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from our timeshare financing receivables denominated in Japanese yen and Canadian dollars, the value of which could change materially in reference to our reporting currency, the U.S. dollar. A 10 percent change in the foreign exchange rate of Japanese yen to U.S. dollar would change our gross timeshare financing receivables by approximately $3 million. A 10 percent change in the foreign exchange rate of the Canadian dollar to U.S. dollar would change our gross timeshare financing receivables by less than $1 million.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to 2021 included all of our operations other than those of Diamond which we acquired in 2021 as described in Note 3 to the consolidated financial statements. In accordance with the SEC’s published guidance, because we acquired these operations during the year, we excluded these operations from our efforts to comply with Section 404 with respect to 2021. The acquired operations of Diamond constituted approximately 64% of total assets as of December 31, 2021 and 27% and 46% of revenue and income before income taxes, respectively, for the year then ended. The SEC’s published guidance specifies that the period in which management may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the Company’s internal control may not extend beyond one year from the date of acquisition. Based on our assessment, which as discussed herein excluded the operations of Diamond, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hilton Grand Vacations Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hilton Grand Vacations Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Legacy-HGV Cost of Vacation Ownership Intervals Sales
Description of the Matter

For the year ended December 31, 2021, the Company’s cost of vacation ownership intervals (“VOI”) sales was $213 million, which includes amounts recognized by the Legacy-HGV operations. As discussed in Note 2 to the consolidated financial statements, the Company accounts for cost of VOI sales using the relative sales value method. Changes in estimates within the relative sales value calculations are accounted for as cost of sales true-ups and are included in cost of VOI sales in the consolidated statements of operations to retrospectively adjust the margin previously recognized subject to those estimates.

Auditing management’s application of the relative sales value method for Legacy-HGV sales was complex and highly judgmental due to the significant estimation uncertainty in determining the significant assumptions required to apply the method, including future VOI sales prices and sales incentives, timing and volume of VOI sales, provisions for financing receivables losses on financed sales of VOIs, and projected future costs.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Legacy-HGV cost of VOI sales process. For example, we tested controls over management’s review of the Legacy-HGV cost of VOI sales calculations used as part of the relative sales value method, including the significant assumptions described above.

To test the Legacy-HGV cost of VOI sales, we performed audit procedures that included, among others, assessing the methodologies used by management, evaluating the significant assumptions discussed above and testing the underlying data used by the Company within its analysis. We compared the significant assumptions used by management to historical trends and/or the Company’s future development plans, as appropriate. We assessed the historical accuracy of management’s estimates based on previous assumptions and performed analytical procedures to evaluate the significant assumptions. In addition, we performed analytical procedures to evaluate individual timeshare project Legacy-HGV cost of VOI sales rates. Given the uniqueness of the cost of VOI sales analysis to the real estate timeshare industry, we involved real estate subject matter resources on our team.

Legacy-HGV Allowance for Financing Receivables
Description of the Matter

At December 31, 2021, the Company’s allowance for financing receivables generated by the financing of VOI sales was $762 million, which includes amounts related to the Legacy-HGV operations. As discussed in Note 2 to the consolidated financial statements, the Company records an estimate of variable consideration due to uncollectibles as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. The Company uses a technique referred to as static pool analysis as the basis for determining the default rates that are used to estimate variable consideration and allowance for financing receivables. The estimates of the variable consideration are based on default rates that are an output of the Legacy-HGV static pool and considers current and future economic and market conditions.

Auditing the Legacy-HGV allowance for financing receivables was challenging and required additional audit effort due to the complex nature of the static pool analysis and the high volume of data which is utilized in applying the static pool analysis. The estimate also required judgment in evaluating management’s conclusions regarding which historical default rates most appropriately reflect the current and future market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Legacy-HGV allowance for financing receivables process, including controls over management’s review of the static pool analysis and data utilized in the static pool analysis.

To test the estimated Legacy-HGV allowance for financing receivables, we performed audit procedures that included, among others, assessing the methodology discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We also compared data used in the Legacy-HGV static pool analysis to historical data from prior periods. We compared current year default rates to prior year default rates. In addition, we recalculated the Legacy-HGV allowance for financing receivables for certain pools of loans. We evaluated management’s assessment that historical data reflects current and future market conditions in estimating the allowance. Given the uniqueness of the static pool analysis to the real estate timeshare industry, we involved real estate subject matter resources on our team.

Accounting for the Acquisition of Diamond
Description of the Matter

As more fully described in Note 3 to the consolidated financial statements, the Company acquired Dakota Holdings, Inc., the parent of Diamond Resorts International, Inc. (“Diamond”), on August 2, 2021 for aggregate cash and stock consideration of approximately $3.41 billion. The acquisition was accounted for as a business combination and, as such, the Company preliminarily measured the assets acquired and liabilities assumed at their acquisition-date fair values, including preliminary fair values of the acquired inventory and the management contracts intangible asset of $497 million and $1.25 billion, respectively.

Auditing management’s acquisition of Diamond involved especially subjective judgments and complex analyses related to the preliminary fair value estimates of the acquired inventory and management contracts intangible asset due to the significant estimation required in determining fair value. The estimates of fair value of the acquired inventory and management contracts intangible asset are sensitive to changes in assumptions impacting the net present value of future cash flows expected from the future performance of the acquired business. The significant assumptions impacting the estimates of the preliminary fair value of the acquired inventory and management contracts intangible asset included anticipated operating costs and margins, and the discount rates, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Diamond business combination accounting process. For example, we tested controls over the valuation of the acquired inventory and management contracts intangible asset, including the Company’s controls over the valuation approaches and methods selected, and the significant assumptions used in the fair value measurements described above.

To test the fair values of the acquired inventory and the management contracts intangible asset, our audit procedures, among others, included evaluating the Company's valuation methods and significant assumptions used and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the significant assumptions used by management to current economic trends, where applicable, the historical results of the acquired business, and other relevant factors. We involved our valuation specialists to assist with our evaluation of the valuation methods and certain significant assumptions, including the discount rates used in determining the fair values of the acquired inventory and the management contracts intangible asset.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Orlando, Florida

March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hilton Grand Vacations Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hilton Grand Vacations Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Grand Vacations Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dakota Holdings, Inc., which is included in the 2021 consolidated financial statements of the Company and constituted approximately 64% of total assets as of December 31, 2021 and 27% and 46% of revenues and income before income taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Dakota Holdings, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Orlando, Florida

March 1, 2022

HILTON GRAND VACATIONS INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$432	$428
Restricted cash	263	98
Accounts receivable, net of allowance for doubtful accounts of $39 and $20	302	119
Timeshare financing receivables, net	1,747	974
Inventory	1,240	702
Property and equipment, net	756	501
Operating lease right-of-use assets, net	70	52
Investments in unconsolidated affiliates	59	51
Goodwill	1,377	—
Intangible assets, net	1,441	81
Land and infrastructure held for sale	41	41
Other assets	280	87
TOTAL ASSETS (variable interest entities - $1,100 and $800)	$8,008	$3,134
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$673	$252
Advanced deposits	112	117
Debt, net	2,913	1,159
Non-recourse debt, net	1,328	766
Operating lease liabilities	87	67
Deferred revenues	237	262
Deferred income tax liabilities	670	137
Total liabilities (variable interest entities - $1,199 and $771)	6,020	2,760
Commitments and contingencies - see Note 23
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 119,904,001 shares issued and outstanding as of December 31, 2021 and 85,205,012 shares issued and outstanding as of December 31, 2020	1	1
Additional paid-in capital	1,630	192
Accumulated retained earnings	357	181
Accumulated other comprehensive income	—	—
Total equity	1,988	374
TOTAL LIABILITIES AND EQUITY	$8,008	$3,134

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Sales of VOIs, net	$883	$108	$509
Sales, marketing, brand and other fees	385	221	573
Financing	183	165	170
Resort and club management	340	166	191
Rental and ancillary services	342	97	227
Cost reimbursements	202	137	168
Total revenues	2,335	894	1,838
Expenses
Cost of VOI sales	213	28	127
Sales and marketing	653	381	719
Financing	65	53	53
Resort and club management	80	36	46
Rental and ancillary services	267	107	147
General and administrative	151	92	118
Acquisition and integration-related expense	106	—	—
Depreciation and amortization	126	45	44
License fee expense	80	51	101
Impairment expense	2	209	—
Cost reimbursements	202	137	168
Total operating expenses	1,945	1,139	1,523
Interest expense	(105)	(43)	(43)
Equity in earnings from unconsolidated affiliates	10	5	4
Other (loss) gain, net	(26)	3	(3)
Income (loss) before income taxes	269	(280)	273
Income tax (expense) benefit	(93)	79	(57)
Net income (loss)	$176	$(201)	$216
Earnings (loss) per share:
Basic	$1.77	$(2.36)	$2.43
Diluted	$1.75	$(2.36)	$2.42

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$176	$(201)	$216
Foreign currency translation adjustments	(2)	—	—
Derivative instrument adjustments, net of tax	2	—	—
Other comprehensive income, net of tax	—	—	—
Comprehensive income (loss)	$176	$(201)	$216

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income (loss)	$176	$(201)	$216
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	126	45	44
Amortization of deferred financing costs, acquisition premiums and other	39	18	17
Provision for financing receivables losses	121	75	74
Impairment expense	2	209	—
Other loss (gain), net	14	(1)	3
Share-based compensation	48	15	22
Deferred income tax expense (benefit)	58	(123)	3
Equity in earnings from unconsolidated affiliates	(10)	(5)	(4)
Return on investment in unconsolidated affiliates	2	—	—
Net changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(124)	56	(20)
Timeshare financing receivables, net	(92)	107	(111)
Inventory	15	(91)	(4)
Purchases and development of real estate for future conversion to inventory	(33)	(36)	(168)
Other assets	48	(11)	(18)
Accounts payable, accrued expenses and other	(48)	(56)	(17)
Advanced deposits	(8)	2	14
Deferred revenues	(166)	76	91
Other	—	—	1
Net cash provided by operating activities	168	79	143
Investing Activities
Acquisition of Diamond, net of cash and restricted cash acquired	(1,592)	—	—
Capital expenditures for property and equipment	(18)	(8)	(37)
Software capitalization costs	(21)	(23)	(24)
Investments in unconsolidated affiliates	—	(2)	(2)
Net cash used in investing activities	(1,631)	(33)	(63)
Financing Activities
Issuance of debt	2,950	495	485
Issuance of non-recourse debt	264	495	365
Repayment of debt	(1,154)	(165)	(290)
Repayment of non-recourse debt	(359)	(475)	(376)
Debt issuance costs and discounts	(70)	(9)	(6)
Repurchase and retirement of common stock	—	(10)	(283)
Payment of withholding taxes on vesting of restricted stock units	(6)	(4)	(4)
Proceeds from employee stock plan purchases	1	2	3
Proceeds from stock option exercises	13	1	—
Other financing activity	(3)	(2)	(2)
Net cash provided by (used in) financing activities	1,636	328	(108)
Effect of changes in exchange rates on cash, cash equivalents & restricted cash	(4)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	169	374	(28)
Cash, cash equivalents and restricted cash, beginning of period	526	152	180
Cash, cash equivalents and restricted cash, end of period	$695	$526	$152

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-in	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of December 31, 2019	85	$1	$179	$390	$—	$570
Net loss	—	—	—	(201)	—	(201)
Activity related to share-based compensation	—	—	15	—	—	15
Repurchase and retirement of common stock	(1)	—	(2)	(8)	—	(10)
Balance as of December 31, 2020	84	$1	$192	$181	$—	$374
Net income	—	—	—	176	—	176
Activity related to share-based compensation	2	—	56	—	—	56
Shares issued for Diamond acquisition	34	—	1,381	—	—	1,381
Employee stock plan issuance	—	—	1	—	—	1
Foreign currency translation adjustments	—	—	—	—	(2)	(2)
Derivative instrument adjustments	—	—	—	—	2	2
Balance as of December 31, 2021	120	$1	$1,630	$357	$—	$1,988

See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation

Our Business

We are a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. During 2021, we also acquired Diamond Resorts and are in the process of rebranding Diamond properties and sales centers to the Hilton Grand Vacations brand and Hilton standards. Our operations, which primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs”, “VOI”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and multi-resort trusts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Legacy-HGV Club”) and Diamond points-based clubs.

As of December 31, 2021, we had 154 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Japan. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada, and Virginia.

Diamond Acquisition

On August 2, 2021, we completed the acquisition of Dakota Holdings, Inc., the parent of Diamond Resorts International (the “Diamond Acquisition”). We completed the acquisition by exchanging 100 percent of the outstanding equity interests of Diamond for shares of HGV common stock. Pre-existing HGV shareholders owned approximately 72 percent of the combined company immediately after giving effect of the Diamond Acquisition, with certain funds controlled by Apollo Global Management Inc. (the "Apollo Funds" or, "Apollo") and other minority shareholders, who previously owned 100 percent of Diamond, holding the remaining approximately 28 percent at the time the Diamond Acquisition was completed.

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

This Annual Report on Form 10-K includes Diamond’s results of operations beginning on August 2, 2021. We refer to Diamond's business and operations that we acquired as "Legacy-Diamond", and our business and operations that existed both prior to and following the Diamond Acquisition as "Legacy-HGV." See Note 3: Diamond Acquisition for more information.

Of our 154 properties, 92 are Legacy-Diamond properties as of December 31, 2021.

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

Impact of the COVID-19 Pandemic

As of December 31, 2021, all of our resorts and nearly all sales centers which had previously closed due to the COVID-19 pandemic were open and operating, although some are still operating in markets with various capacity constraints, social distancing requirements and other safety measures, which are impacting consumer demand for resorts in those markets. We plan to continue our normal business as conditions permit, but there can be no assurance that such positive trends will continue or that there will not be any increases of new infections and/or new variants (such as Delta and Omicron variant) that may result in the reimposition of social distancing measures and/or restrictions in certain jurisdictions, as well as travel restrictions that may impede or reverse our recovery.

Note 2: Summary of Significant Accounting Policies

Revenue Recognition

We account for revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (commonly referred to as Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”). Revenue is recognized upon the transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. To achieve the core principle of the guidance, we take the following steps: (i) identify the contract with the customer; (ii) determine whether the promised goods or services are separate performance obligations in the contract; (iii) determine the transaction price, including considering the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract based on the standalone selling price or estimated standalone selling price of the good or service; and (v) recognize revenue when (or as) we satisfy each performance obligation.

Contracts with Multiple Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. For arrangements that contain multiple goods or services, we determine whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement. When allocating the transaction price in the arrangement, we may not have observable standalone sales for all of the performance obligations in these contracts; therefore, we exercise significant judgement when determining the standalone selling price of certain performance obligations. In order to estimate the standalone selling prices for products, we primarily rely on the expected cost plus margin and adjusted market assessment approaches. We then recognize the revenue allocated to each performance obligation as the related performance obligation is satisfied as discussed below.

•
Sales of VOIs, net — Customers who purchase all vacation ownership products, whether paid in cash or financed, enter into multiple contracts, which we combine and account for as a single contract. Revenue from VOI sales is recognized at the point in time when control of the VOI is transferred to the customer which is when the customer has executed a binding sales contract, collectability is reasonably assured, the purchaser’s period to cancel for a refund has expired and the customer has the right to use the VOI. Revenue from sales of VOIs under construction is deferred until the point in time when construction activities are deemed to be completed, occupancy of the development is permissible, and the above criteria has been met. For financed sales, we estimate the variable consideration to be received under such contracts and recognize revenue net of amounts deemed uncollectible as the VOI is returned to inventory upon customer default. Variable consideration which has not been included within the transaction price is presented as a reserve on the financing receivable. See Note 7: Timeshare Financing Receivables for more information regarding our estimate of variable consideration.

Vacation ownership product sales include revenue from the sale of VOIs, which in the case of the Diamond Collections are represented by an annual or biennial allotment of points that can be utilized for vacations at Diamond resorts in our network for varying lengths of stay. Typical contracts include the sale of VOIs, certain sales incentives primarily in the form of additional points for use over a specified period of time (“Bonus Points”), and generally membership in the Legacy-HGV Club or Diamond Clubs, each of which represent a separate and distinct performance obligation for which consideration is allocated based on the estimated stand-alone selling price of the sales incentives and membership dues. We recognize revenue related to our VOIs when control of the points passes to the customer, which generally occurs after the expiration of the applicable statutory rescission period and after collectability is reasonably assured and the customer has the right to use the VOI.

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

•
Resort and club management — As part of our VOI sales, a majority of our customers enter into a Legacy-HGV Club or Diamond Club arrangement (referred to collectively as “Clubs”) which allows the member to exchange points for a number of vacation options. We manage the Clubs, receiving annual dues, transaction fees from member exchanges, and, in the case of the Legacy-HGV Club, activation fees. The member's first year of annual dues and, in the case of the Legacy-HGV Club, the activation fee, are payable at the time of the VOI sale.

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

Annual dues for membership renewals are billed each year, and we recognize revenue from these annual dues over the period services are rendered. A member may elect to enter into an optional exchange transaction at which point the member pays their required transaction fee. This option does not represent a material right as the transactions are priced at their standalone selling price. Revenue related to the transaction is recognized when the services are rendered.

As part of our resort operations, we contract with HOAs to provide day-to-day-management services, including housekeeping services, operation of a reservation system, maintenance, and certain accounting and administrative services. We receive compensation for such management services, which is generally based on a percentage of costs to operate the resorts, on a monthly basis. These fees represent a form of variable consideration and are estimated and recognized over time as the HOAs receive and consume the benefits of the management services. Management fees earned related to the portion of unsold VOIs at each resort which we own are recognized on a net basis given we retain these VOIs in our inventory.

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

We account for rental operations of unsold VOIs, including accommodations provided through the use of our vacation sampler programs, as incidental operations. Incremental carrying costs in excess of incremental revenues are recognized in the period incurred. In all periods presented, incremental carrying costs exceeded incremental revenues, and all revenues and expenses are recognized in the period earned or incurred.

•
Cost reimbursements — As part of our management agreements with HOAs and fee-for-service developers, we receive cost reimbursements for performing the day-to-day management services, including direct and indirect costs that HOAs and developers reimburse to us. These costs primarily consist of insurance, payroll and payroll related costs for management of the HOAs and other services we provide where we are the employer and provide insurance. Cost reimbursements are based upon actual expenses with no added margin, and are billed to the HOA on a monthly basis. We recognize cost reimbursements when we incur the related reimbursable costs as the HOA receives and consumes the benefits of the management services.

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

As of December 31, 2021, the ending asset balance for costs to obtain a contract was $13 million relating to deferred commission costs for certain vacation package sales and VOI sales of resorts under construction. For the year ended December 31, 2021, we recognized $33 million of expense related to this asset balance.

Other than the United States, there were no countries that individually represented more than 10 percent of total revenues for the years ended December 31, 2021, 2020 and 2019.

We earn commission and other fees related to fee-for-service agreements to sell VOIs. For the years ended December 31, 2021, 2020 and 2019, we did not earn more than 10 percent of our total revenue from one customer.

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

Business Combinations

We account for our business combinations in accordance with the acquisition method of accounting. We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. For each acquisition, we recognize goodwill as the amount in which consideration transferred for the acquired entity exceeds the fair values of net assets. The fair value of net assets is the fair value assigned to the assets acquired reduced by the fair value assigned to liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income, cost and sales and market approaches, which also include certain valuation techniques such as discount rates, and the amount and timing of future cash flows. We utilize independent valuation specialists under our supervision for certain of our assignments of fair value. We record the net assets and results of operations of an acquired entity in our consolidated financial statements from the acquisition date through period-end. We expense acquisition-related expenses as incurred and include such expenses within Acquisition and integration-related expense on our consolidated statements of operations. See Note 3: Diamond Acquisition for further information.

Acquired Financial Assets with Credit Deterioration

When financial assets are acquired, whether in connection with a business combination or an asset acquisition, we evaluate whether those acquired financial assets have experienced a more-than-insignificant deterioration in credit quality since origination. Financial assets that were acquired with evidence of such credit deterioration are referred to as purchased credit deteriorated ("PCD") assets and reflect the acquirer’s assessment at the acquisition date. The evaluation of PCD assets is a qualitative assessment requiring management judgment. We consider indicators such as delinquency, FICO score deterioration, purchased credit impaired status from prior acquisition, certain account status codes which we believe are indicative of credit deterioration, as well as certain loan activity such as modifications and downgrades. In addition, we consider the impact of current and forward-looking economic conditions relative to the conditions which would have existed at origination.

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

Derivative Instruments

We use derivative instruments as part of our overall strategy to manage our exposure to market risks primarily associated with fluctuations in interest rates and do not use derivatives for trading or speculative purposes. We record the derivative instrument at fair value either as an asset or liability. We assess the effectiveness of our hedging instruments quarterly and record changes in fair value in accumulated other comprehensive income (loss) for the effective portion of the hedge and record the ineffectiveness of a hedge immediately in earnings in our consolidated statement of operations. We release the derivative’s gain or loss from AOCI to match the timing of the underlying hedged items’ effect on earnings.

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

We have two timeshare financing receivables portfolio segments: (i) originated and (ii) acquired. Our originated portfolio segment includes Legacy-HGV and Legacy-Diamond timeshare financing receivables originated after the August 2, 2021 acquisition date, while our acquired portfolio segments includes all Legacy-Diamond timeshare financing receivables as of that date. We evaluate the portfolio segments collectively, since we hold a large group of homogeneous timeshare financing receivables, which are individually immaterial. We monitor the credit quality of our receivables on an ongoing basis. There are no significant concentrations of collection risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for determining our financing receivables losses reserve requirements on our timeshare financing receivables. The static pool analysis includes several years of default data through which we stratify our portfolio using certain key dimensions including, for Legacy-HGV timeshare financing receivables, FICO scores and equity percentage at the time of sale. The adequacy of the related allowance is determined by management through analysis of several factors, such as current and forward-looking economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. In addition, for our acquired portfolio segment we also develop an inventory recovery assumption to reflect the recovery value of VOIs from future potential defaults. Our estimate of inventory recovery is principally based upon the fair value of underlying VOIs and assumed default rates and is reflected as a reduction to the estimated gross allowance. Once a timeshare financing receivable within the acquired portfolio segment is charged-off, the loan's corresponding inventory recovery amount is reclassified from the allowance into inventory. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

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

Property and Equipment

Property and equipment includes land, buildings and leasehold improvement and furniture and equipment at our corporate offices, sales centers and management offices. Additionally, certain property and equipment is held for future conversion into inventory. Construction in progress primarily relates to development activities. Costs that are capitalized related to development activities are classified as property and equipment until they are registered for sale. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. Other than the United States, there were no countries that individually represented over 10 percent of total property and equipment, net as of December 31, 2021 and 2020.

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

In the fourth quarter of 2020, we performed a review over certain of our long-lived assets, including undeveloped parcels of land and certain unallocated infrastructure costs related to future phases of existing resorts. During the review, we concluded that based on our current inventory pipeline, we will have sufficient inventory in Hawaii, Orlando and Las Vegas to support future business operations without the need to utilize the undeveloped land and unallocated infrastructure. As a result, we committed to a plan to monetize and dispose of these assets via a sale, which was approved by the Board of Directors. Certain identified undeveloped land and unallocated infrastructure assets in Orlando were part of the planned sale and are therefore held in Property and equipment as of December 31, 2020. The remaining identified assets are included in Land and infrastructure held for sale as of December 31, 2020. As a result of the plan to dispose of these assets via sale, we recorded a non-cash impairment charge of $209 million in the fourth quarter of 2020 related to the identified assets. The non-cash impairment charge was comprised of a $201 million charge related to Land and infrastructure held for sale and an $8 million charge related to Property and equipment, respectively.

As of December 31, 2021, we have not sold the parcels or infrastructure that are held for sale; however, we have continued to actively market the assets and believe a sale is probable within the next year. We have assessed the fair value of the long-lived assets held for sale less costs to sell as of December 31, 2021. Refer to Note 16: Fair value measurements for further detail.

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

We have lease agreements with lease and non-lease components. Our operating leases may require minimum rent payments, contingent rent payments based on a percentage of revenue or income, or rental payments adjusted periodically for inflation or rent payments equal to the greater of a minimum rent or contingent rent. Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the consolidated balance sheets and lease expense is recognized on a straight-line basis over the lease term.

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

Goodwill

Goodwill acquired in business combinations is assigned to the reporting units expected to benefit from the combination as of the acquisition date. We review the carrying value of goodwill of each of our reporting units annually on October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on either a qualitative assessment or a two-step impairment test.

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

In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors that we consider include, for example, macroeconomic and industry conditions, overall financial performance of our reporting units, and other relevant entity-specific events. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment we will recognize, if any.

No goodwill impairment charges were recognized during the year ended December 31, 2021.

Intangible Assets

Our intangible assets consist of management agreements, trade name, club member relationships and certain proprietary software technologies with finite lives. We have management agreements, trade name, club member relationships, and software intangibles that were recorded at their fair value as part of the Diamond Acquisition. We also have management agreements that were recorded at their fair value at the time of the completion of a merger on October 24, 2007, where Hilton became a wholly-owned subsidiary of an affiliate of The Blackstone Group L.P. (“Blackstone”). Additionally, we capitalize costs incurred to develop internal-use computer software, including costs incurred in connection with development of upgrades or enhancements that result in additional functionality. These capitalized costs are included in Intangible assets, net in our consolidated balance sheets. Intangible assets with finite useful lives are amortized using the straight-line method over their respective useful lives, which varies for each type of intangible, unless another amortization method is deemed to be more appropriate. In our consolidated statements of operations, the amortization of these intangible assets is included in depreciation and amortization expense and the amortization of costs to obtain a contract is recognized as a reduction to the related revenues.

In estimating the useful life of acquired assets, we reviewed the expected use of the assets acquired, factors that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

We review all finite life intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of the carrying value over the fair value in our consolidated statements of operations. No intangible impairment charges were recognized during the years ended December 31, 2021, 2020, and 2019.

Deferred Financing Costs

Deferred financing costs, including legal fees and upfront lenders fees, related to the Company’s debt and non-recourse debt are deferred and amortized over the life of the respective debt using the effective interest method. These capitalized costs are included in Other assets, deferred financing costs related to the revolving facility only, or Debt, net in our consolidated balance sheets (see Note 15: Debt & Non-recourse debt for additional information). The amortization of deferred financing costs is included in interest expense in our consolidated statements of operations.

Costs Incurred to Sell VOIs and Vacation Packages

We expense indirect sales and marketing costs we incur to sell VOIs and vacation packages when incurred. Deferred selling expenses, which are direct selling costs related either to a contract for which revenue has not yet been recognized, were $25 million and $29 million as of December 31, 2021 and 2020, respectively, and were included in Other assets on our consolidated balance sheets.

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

Currency Translation and Remeasurement

The United States dollar (“USD”) is our reporting currency and is the functional currency of the majority of our operations. For operations whose functional currency is not the USD, assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses are reflected within Accumulated other Comprehensive Income in our consolidated balance sheets. Related income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to other transactions denominated in a currency other than an entity’s functional currency or intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized as gain or loss on foreign currency transactions included in Other gain (loss), net in our consolidated statements of operations.

Share-Based Compensation Costs

Certain of our employees participate in our 2017 Omnibus Incentive Plan (the “Stock Plan”) which compensates eligible employees and directors with restricted stock units (“RSUs”), time and performance-vesting restricted stock units (“Performance RSUs” or "PSUs") and nonqualified stock options (“options”). We record compensation expense based on the share-based awards granted to our employees.

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
•
PSUs issued prior to 2021 are settled at the end of a three-year performance period, with 70 percent of the PSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization. This metric is further adjusted by sales of VOIs under construction. The remaining 30 percent of the PSUs are subject to the achievement of certain VOI sales targets.
•
PSUs issued in March 2021 are settled at the end of a two-year performance period with 50 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50 percent of the Performance RSUs issued are subject to the achievement of certain contract sales targets.
•
PSUs issued in August 2021, in conjunction with the Diamond Acquisition, are settled at the end of the performance period, which is from the Acquisition Date through December 31, 2023, with 67 percent of the Performance RSUs subject to achievement based on certain run rate cost savings. The remaining 33 percent of the Performance RSUs issued are subject to the achievement of the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction.
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

We recognize the cost of services received in share-based payment transactions with employees as services are received and recognize a corresponding change in Additional Paid-in Capital in our consolidated balance sheets. The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Compensation expense is recognized ratably over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award. We recognize forfeitures of awards as they occur.

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

We use a prescribed recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. For all income tax positions, we first determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If it is determined that a position meets the more-likely-than-not recognition threshold, the benefit recognized in the financial statements is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

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

Defined Contribution Plan

We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense for our participating employees totaling $5 million, $5 million and $13 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

On January 1, 2021 we adopted Accounting Standards Update 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements and related disclosures.

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective as of March 12, 2020 and will apply through December 31, 2022. We are evaluating the effect of this ASU, but we do not expect it to have a material impact on our consolidated financial statements.

In October 2021, the FASB issued Accounting Standards Update 2021-08 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 provides that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, the entity should account for the related revenue contracts in accordance with Topic 606 as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022. We currently plan to implement and evaluate the impacts of this new standard with future acquisitions, if any.

In November 2021, the FASB issued Accounting Standards Update 2021-10 (“ASU 2021-10”), Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 provides that annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy include Information about the nature of the transactions, line items on the balance sheet and income statement that are affected by the transactions, and significant terms and conditions of the transactions. The guidance is effective for all entities for financial statements issued for annual periods beginning after December 15, 2021. We are currently evaluating the effect of this ASU, but we do not expect it will have a material impact on our consolidated financial statements.

Note 3: Diamond Acquisition

On August 2, 2021, (the “Acquisition Date”), we completed the Diamond Acquisition by exchanging 100 percent of the outstanding equity interests of Diamond to HGV common shares. Following the closing of the Diamond Acquisition, pre-existing HGV shareholders owned approximately 72 percent of the combined company after giving effect to the Diamond Acquisition, with Apollo Funds and other minority shareholders holding the remaining approximately 28 percent at the time the Diamond Acquisition was completed. Diamond is a leader in the vacation ownership industry focused on the infusion of hospitality and experiences through the full life cycle of an owner or members' life cycle relationship with Diamond. This strategic combination creates a more expansive industry offering, leveraging HGV's strong brand and net owner growth along with Diamond's diverse network of locations and strength in experiential offerings. The acquisition also diversifies our product offerings and allows us to expand our customer demographic.

On the Acquisition Date, shareholders of Diamond received 0.32 shares of our common stock for each share of Diamond common stock, totaling approximately 28 percent of our total common shares outstanding. Additionally, in connection with the Diamond Acquisition, HGV repaid certain existing indebtedness of Diamond. Costs related to the acquisition for the year ended December 31, 2021 were $106 million, which were expensed as incurred, and reflected as Acquisition and integration-related expense in our consolidated statements of operations.

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

____________________

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

As discussed more fully below, the primary areas of the purchase price allocation that are not yet finalized include the following: (1) finalizing the review and valuation of acquired intangible assets and assigning the useful lives to such assets; (2) finalizing the review and valuation of acquired inventory, property and equipment (including key assumptions, inputs and estimates) and assigning the remaining useful lives to the depreciable assets; (3) finalizing the review and valuation of acquired timeshare financing receivables; (4) finalizing the review of accounts receivable, including the evaluation of which receivables are purchased credit deteriorated; (5) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period; (6) finalizing the review and valuation of other acquired assets and assumed liabilities; and (7) finalizing our estimate of the impact of purchase accounting on deferred income tax liabilities.

($ in millions)	Preliminary Amounts Recognized as of the Acquisition Date
Assets acquired
Cash and cash equivalents	$310
Restricted cash	127
Accounts receivable, net of allowance for doubtful accounts	58
Timeshare financing receivables, net	825
Inventory	497
Property and equipment, net	298
Operating lease right-of-use assets, net	30
Intangible assets, net	1,431
Other assets	250
Total assets acquired	$3,826

Liabilities assumed
Accounts payable, accrued expenses and other	$470
Debt, net	14
Non-recourse debt, net	660
Operating lease liabilities	33
Advanced deposits	4
Deferred revenues	140
Deferred income tax liabilities	472
Total liabilities assumed	$1,793

Net assets acquired	$2,033

Total consideration transferred	$3,410

Goodwill(1)	$1,377

________________

(1) Goodwill is calculated as total consideration transferred less net assets acquired and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined Company post-acquisition. The majority of goodwill is not expected to be deductible for tax purposes.

The measurement period adjustments recorded during the quarter ended December 31, 2021 resulted from changes to our estimates of the fair value of the acquired assets and assumed liabilities based on management’s review of the historical accounting records of Diamond and third-party valuations. The measurement period adjustments recognized include an adjustment to reduce the initial vacation ownership customer relationship initially recognized, based on management’s determination that the intangible should no longer be separately recognized, an adjustment to reduce the initial estimate of the fair value of the acquired inventory based on management’s review of the key assumptions impacting fair value, other working capital adjustments, and the impact of the measurement period adjustments on deferred tax balances, which resulted in net adjustments to goodwill for the period of $557 million. The net income effect associated with the measurement period adjustments during the year ended December 31, 2021 were immaterial.

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

Acquired timeshare financing receivables with credit deterioration as of the Acquisition Date were as follows:

($ in millions)	As of August 2, 2021
Purchase price	$825
Allowance for credit losses	512
(Premium) attributable to other factors	(97)
Par value	$1,240

Inventory

We acquired inventory which primarily consists of completed unsold VOIs. We preliminarily estimated the value of acquired inventory using a discounted cash flows method, which included an estimate of cash flows expected to be generated from the sale of VOIs. Significant estimates and assumptions impacting the fair value of the acquired inventory that are subjective and/or require complex judgments include our estimates of operating costs and margins, and the discount rate. Certain other estimates and assumptions impacting the fair value of the acquired inventory involving less subjective and/or less complex judgments include: short-term and long-term revenue growth rates, capital expenditures, tax rates and other factors impacting the discounted cash flows. We are continuing to assess the market assumptions and property conditions, which could result in changes to these preliminary values.

Property and Equipment

We acquired property and equipment, which includes land, building and leasehold improvements, furniture and fixtures and construction in progress. We preliminarily estimated the value of the majority of property and equipment using a mix of cost, market and discounted cash flow approaches, which included estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the resorts. Certain property and equipment assets were preliminarily valued at carrying value, which is our best estimate of fair value at this time given the information available to us. We are continuing to assess the market assumptions and property conditions, which could result in changes to these preliminary values.

Goodwill

We recognized goodwill of approximately $1.4 billion in connection with the Diamond Acquisition. We have allocated the acquired goodwill to our segments, Real Estate Sales and Financing and Resort Operations and Club Management, as indicated in the table below. Our allocations may change throughout the measurement period as we continue to finalize the fair value of assets acquired and liabilities assumed in the Diamond Acquisition.

	Real Estate Sales and Financing Segment	Resort Operations and Club Management Segment	Total Consolidated
Goodwill	$1,011	366	$1,377

Intangible Assets

The following table presents our preliminary estimates of the fair values of the acquired Diamond’s identified intangible assets and their related estimated remaining useful lives.

	Estimated Fair	Estimated
	Value	Useful Life
	($ in millions)	(in years)
Trade name	$18	1.5
Management contracts	1,251	35.4
Club member relationships	139	14.4
Computer software	23	1.5
Total intangible assets	$1,431

We preliminarily estimated the fair value of Diamond’s trade name using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We provisionally estimated the value of management contracts and member relationships using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. Significant estimates and assumptions impacting the fair value of the acquired management contracts intangible that are subjective and/or require complex judgments include our estimates of operating costs and margins, and the discount rate. Certain other estimates and assumptions impacting the fair value of the acquired management contracts intangible involving less subjective and/or less complex judgments include: short-term and long-term revenue growth rates, attrition rates, capital expenditures, tax rates and other factors impacting the discounted cash flows. We continue to review Diamond’s contracts and historical performance in addition to evaluating the assumptions impacting the estimated values of such intangible assets and their respective useful lives, including the discount rate applied to the estimated cash flows and renewal and growth estimates and expected margins, which could result in changes to these preliminary values.

Deferred Revenue

Deferred revenue primarily relates to deferred sales incentives revenues, primarily related to Bonus Points, which are deferred and recognized upon redemption; and Club membership fees, which are deferred and recognized over the terms of the applicable contract term or membership on a straight-line basis. Additionally, deferred revenue includes maintenance fees collected from owners, in certain cases, which are earned by the relevant property owners’ association over the applicable period. We preliminarily estimated the fair value of the deferred revenue at the carrying value of such liabilities as of the Acquisition Date. We continue to review Diamond’s contracts, which could result in changes to the preliminary estimate.

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

Debt

As part of the acquisition and consideration transferred, we paid off $2,029 million of Diamond’s existing corporate debt, accrued interest and early termination penalties. The nominal amount remaining represents various smaller notes. Please refer to Note 15: Debt & Non-recourse debt for more information.

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

Lease Obligations

We have recorded a preliminary estimate of the liability for those operating leases assumed in connection with the Diamond Acquisition with a remaining term in excess of a year. We measured the lease liabilities assumed at the present value of the remaining contractual lease payments based on the guidance in ASC 842 and using a discount rate determined as of the Acquisition Date. The right-of-use assets for such leases were initially measured at an amount equal to the lease liabilities, adjusted for favorable or unfavorable terms of the lease when compared with market terms. A small number of operating lease right of use assets and lease liabilities were preliminarily estimated at carrying value. We continue to assess the market assumptions, which could result in changes to our preliminary estimate.

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

	Year Ended December 31,
($ in millions, except per share data)	2021	2020
Revenue	$3,146	$1,896
Net income (loss)	374	(561)

Diamond Results of Operations

The following table presents the results of Diamond operations included in our statement of operations for the period from the Acquisition Date through the end of 2021.

($ in millions)	August 2, 2021 to December 31, 2021
Revenue	$633
Net income	92

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

($ in millions)	Year Ended December 31,
Real Estate Sales and Financing Segment	2021	2020	2019
Sales of VOIs, net	$883	$108	$509
Sales, marketing, brand and other fees	385	221	573
Interest income	157	141	147
Other financing revenue	26	24	23
Real estate sales and financing segment revenues	$1,451	$494	$1,252

($ in millions)	Year Ended December 31,
Resort Operations and Club Management Segment	2021	2020	2019
Club management	$168	$96	$125
Resort management	172	70	66
Rental(1)	315	91	201
Ancillary services	27	7	26
Resort operations and club management segment revenues	$682	$264	$418

____________________

(1)
Excludes intersegment eliminations. See Note 22: Business Segments for additional information.

Contract Balances

The following table provides information on our accounts receivable with customers which are included in Accounts Receivable, net on our consolidated balance sheets:

	Year Ended December 31,
($ in millions)	2021	2020
Receivables	$202	$64

The following table presents the composition of our contract liabilities.

	Year Ended December 31,
($ in millions)	2021	2020
Contract liabilities:
Advanced deposits	$112	$117
Deferred sales of VOIs of projects under construction	34	169
Club dues and Legacy-HGV Club activation fees	91	77
Bonus Point incentive liability(1)	44	48

____________________

(1) Amounts related to the Bonus Point incentive liability are included in Accounts payable, Accrued Expenses and other on our consolidated balance sheets. This liability is comprised of unrecognized revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned for the year ended December 31, 2021 that was included in the contract liabilities balance at December 31, 2020 was approximately $355 million. Revenue earned for the year ended December 31, 2020 that was included in the contract liabilities balance at December 31, 2019 was approximately $81 million.

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

Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. There were no contract assets as of December 31, 2021.

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

In addition to the contract liabilities included herein, we also have deferred revenue of $112 million and $16 million as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, this additional deferred revenue balance includes $51 million for bonus points and marketing package deferred revenue, $10 million in deferred property insurance, $14 million in deferred maintenance fees and $37 million in other deferred revenue.

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

Deferred VOI sales include the deferred revenues associated with: the sales associated with incomplete phases or buildings; the sales of unacquired inventory; and deferred sales associated with our long-term lease product with a reversionary interest. The following table represents the deferred revenue, cost of VOI sales and direct selling costs from sales of VOIs related to projects under construction as of December 31, 2021 and December 31, 2020.

	Year Ended December 31,
($ in millions)	2021	2020
Sales of VOIs, net	$34	$169
Cost of VOI sales(1)	12	50
Sales and marketing expense	5	25

____________________

(1) Includes anticipated Cost of VOI sales related to inventory associated with Sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete.

During the year ended December 31, 2021, we recognized $245 million of sales of VOIs, net, offset by deferrals of $112 million, related to sales of projects under construction, some of which were completed during the year. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of December 31, 2021 upon their completion in 2022.

The following table includes the remaining transaction price related to Advanced deposits, Legacy-HGV Club activation fees and Bonus Points as of December 31, 2021:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$112	18 months	Upon customer stays
Legacy-HGV Club activation fees	63	7 years	Straight-line basis over average inventory holding period
Bonus Points	44	18 - 30 months	Upon redemption

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

Note 5: Restricted Cash

Restricted cash was as follows:

	Year Ended December 31,
($ in millions)	2021	2020
Escrow deposits on VOI sales	$152	$69
Reserves related to non-recourse debt(1)	67	29
Other(2)	44	—
	$263	$98

____________________

(1) See Note 15: Debt & Non-recourse Debt for further discussion.

(2) Other restricted cash primarily includes cash collected on behalf of HOAs, deposits related to servicer arrangements and other deposits.

Note 6: Accounts Receivable

The following table represents our accounts receivable, net of allowance for credit losses. Accounts receivable within the scope of ASC 326 are measured at amortized cost.

	December 31,	December 31,
($ in millions)	2021	2020
Fee-for-service commissions(1)	$73	$22
Real estate and financing	51	11
Resort and club operations	76	23
Tax receivables	95	54
Other receivables(2)	7	9
Total	$302	$119

____________________

(1) Net of allowance.

(2) Primarily includes individually insignificant accounts receivable and related allowances recognized in the ordinary course of business.

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

The changes in our allowance for fee-for-service commissions were as follows during the year ended December 31, 2021:

($ in millions)
Balance as of December 31, 2020	$18
Current period provision for expected credit losses	5
Write-offs charged against the allowance	(5)
Balance at December 31, 2021	$18

Note 7: Timeshare Financing Receivables

We define our timeshare financing receivables portfolio segments as (i) originated and (ii) acquired. The following table presents the components of each portfolio segment by class of timeshare financing receivables.

	Originated(2)		Acquired(2)
	December 31,	December 31,	December 31,	December 31,
($ in millions)	2021	2020	2021	2020
Securitized	$587	$805	$523	$—
Unsecuritized(1)	810	380	515	—
Timeshare financing receivables, gross	$1,397	$1,185	$1,038	$—
Unamortized non-credit acquisition premium(3)	—	—	74	—
Less: allowance for financing receivables losses	(280)	(211)	(482)	—
Timeshare financing receivables, net	$1,117	$974	$630	$—

____________________

(1) Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for upcoming securitization activities.

(2) Acquired timeshare financing receivables include all timeshare financing receivables of Legacy-Diamond as of the Acquisition Date. Originated timeshare financing receivables include all Legacy-HGV timeshare financing receivables and Legacy-Diamond timeshare financing receivables originated after the Acquisition Date.

(3) A non-credit premium of $97 million was recognized at the Acquisition Date. $74 million of this premium remains unamortized as of December 31, 2021.

As of December 31, 2021 and 2020, we had timeshare financing receivables with a carrying value of $131 million and $17 million, respectively, securing the Timeshare Facility. In connection with the acquisition of Diamond, we also gained access to two additional conduit facilities in anticipation of future financing activities. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. During the year ended December 31, 2021, we recorded an adjustment to our estimate of variable consideration of $121 million. During the year ended December 31, 2020, we recorded an adjustment to our estimate of variable consideration of $75 million, which includes an incremental $23 million revenue reduction related to changes in estimates primarily driven by economic factors surrounding the COVID-19 pandemic.

We recognize interest income on our timeshare financing receivables as earned. As of December 31, 2021 and 2020, we had interest receivable outstanding of $9 million and $7 million, respectively, on our originated timeshare financing receivables, which represents all Legacy-HGV timeshare financing receivables and timeshare financing receivables originated by Legacy-Diamond subsequent to the Acquisition Date. As of December 31, 2021, we had interest receivable outstanding of $7 million related to the Legacy-Diamond timeshare financing receivables that were acquired on the Acquisition Date. Interest receivable is included in Other Assets within our consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of December 31, 2021, our originated timeshare financing receivables had interest rates ranging from 1.5 percent to 25 percent, an average interest rate of 13.3 percent, a weighted-average remaining term of 9.7 years and maturities through 2036. Our acquired timeshare financing receivables had interest rates ranging from 3 percent to 25 percent, a weighted-average interest rate of 15.6 percent, a weighted-average remaining term of 7.9 years and maturities through 2031.

Acquired Timeshare Financing Receivables with Credit Deterioration

As part of the Diamond Acquisition, we acquired existing portfolios of timeshare financing receivables. Acquired timeshare financing receivables include all timeshare financing receivables of Legacy-Diamond as of the Acquisition Date and were deemed to be purchase credit deteriorated financial assets. These notes receivable were initially recognized at their purchase price, represented by the acquisition date fair value, and subsequently “grossed- up” by our acquisition date assessment of the allowance for credit losses. The difference over which par value of the acquired purchased credit deteriorated assets exceeds the purchase price plus the initial allowance for credit losses is reflected as a non-credit premium and is amortized as a reduction to interest income under the effective interest method.

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

The allowance for credit losses for our acquired timeshare financing receivables is remeasured at each period end and takes into consideration an estimated measure of anticipated defaults and early repayments. We consider historical Legacy-Diamond timeshare financing receivables performance and the current economic environment in the re-measurement of the allowance for credit losses for our acquired timeshare financing receivables. Subsequent changes to the allowance for credit losses are recorded as additions to or reversals of credit losses in our consolidated statements of operations through provision for credit losses.

Our acquired timeshare financing receivables as of December 31, 2021 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2022	$51	$36	$87
2023	56	40	96
2024	61	45	106
2025	66	50	116
2026	70	55	125
Thereafter	219	289	508
	$523	$515	$1,038

Originated Timeshare Financing Receivables

Originated timeshare financing receivables represent all Legacy-HGV timeshare financing receivables and timeshare financing receivables originated by Legacy-Diamond subsequent to the Acquisition Date. Our originated timeshare financing receivables as of December 31, 2021 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2022	$82	$67	$149
2023	85	60	145
2024	86	67	153
2025	84	73	157
2026	78	81	159
Thereafter	172	462	634
	$587	$810	$1,397

Allowance for Financing Receivables Losses

The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2018	$172	$—
Provisions for financing receivables losses(1)	74	—
Securitizations	—	—
Write-offs	(62)	—
Balance as of December 31, 2019	$184	$—
Provisions for financing receivables losses(1)	75	—
Securitizations	—	—
Write-offs	(48)	—
Balance as of December 31, 2020	$211	$—
Initial allowance for PCD financing receivables acquired during the period(2)	—	512
Provision for financing receivables losses(1)	121	—
Write-offs	(79)	(11)
Upgrades(3)	27	(19)
Balance as of December 31, 2021	$280	$482

(1) Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

(2) The initial gross allowance determined for receivables with credit deterioration was $512 million as of the Acquisition Date. Of this amount, approximately $249 million relates to net uncollectible balances such as loans that were fully written-off prior to the Acquisition. Therefore, the net impact to the allowance related to acquired loans not previously written off was an increase of $263 million.

(3) Represents the initial change in allowance resulting from upgrades of Acquired loans. Upgraded Acquired loans and their related allowance are included in the Originated portfolio segment.

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

Our gross balances by average FICO score of our Legacy-HGV timeshare financing receivables were as follows:

	Legacy-HGV Timeshare Financing Receivables
	December 31,	December 31,
($ in millions)	2021	2020
FICO score
700+	$703	$711
600-699	248	266
<600	35	36
No score(1)	166	172
	$1,152	$1,185

(1) Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our gross Legacy-HGV timeshare financing receivables by the origination year and average FICO score as of December 31, 2021:

($ in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO score
700+	$249	$81	$138	$93	$63	$79	$703
600-699	80	31	49	33	21	34	248
<600	11	5	7	4	3	5	35
No score(1)	41	25	36	24	13	27	166
	$381	$142	$230	$154	$100	$145	$1,152

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

As of December 31, 2021 and 2020, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $83 and $117 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	Legacy-HGV Timeshare Financing Receivables
	December 31, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$569	$488	$1,057
31 - 90 days past due	6	6	12
91 - 120 days past due	2	2	4
121 days and greater past due	2	77	79
	$579	$573	$1,152

	Legacy-HGV Timeshare Financing Receivables
	December 31, 2020
($ in millions)	Securitized	Unsecuritized	Total
Current	$783	$265	$1,048
31 - 90 days past due	11	9	20
91 - 120 days past due	5	3	8
121 days and greater past due	6	103	109
	$805	$380	$1,185

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

Our gross balances by average FICO score of our Legacy-Diamond acquired and originated timeshare financing receivables were as follows:

Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	December 31, 2021
FICO score
700+	$601
600-699	356
<600	70
No score(1)	11
$1,038

Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	December 31, 2021
FICO score
700+	$172
600-699	60
<600	11
No score(1)	2
$245

The following tables details our Legacy-Diamond acquired and originated timeshare financing receivables by the origination year and average FICO score as of December 31, 2021:

Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO score
700+	$125	$128	$146	$94	$58	$50	$601
600-699	64	70	89	50	34	49	356
<600	14	18	14	6	3	15	70
No score(1)	2	2	2	1	1	3	11
	$205	$218	$251	$151	$96	$117	$1,038

Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO score
700+	$172	$—	$—	$—	$—	$—	$172
600-699	60	—	—	—	—	—	60
<600	11	—	—	—	—	—	11
No score(1)	2	—	—	—	—	—	2
	$245	$—	$—	$—	$—	$—	$245

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

As of December 31, 2021 we had ceased accruing interest on Legacy-Diamond timeshare financing receivables with an aggregate principal balance of $369 million. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-Diamond Timeshare Financing Receivables
	December 31, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$496	$385	$881
31 - 90 days past due	15	18	33
91 - 120 days past due	6	5	11
121 days and greater past due	14	344	358
	$531	$752	$1,283

Note 8: Inventory

Inventory was comprised of the following:

	December 31,
($ in millions)	2021	2020
Completed unsold VOIs	$1,219	$515
Construction in process	20	186
Land, infrastructure and other	1	1
	$1,240	$702

Shown below are (i) costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and (ii) expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.

	December 31,
($ in millions)	2021	2020	2019
Cost of sales true-up(1)	$2	$6	$14
Cost of VOI sales related to fee-for-service upgrades	7	9	31

(1) Cost of sales true ups reduced costs of VOI sales and increased inventory in all periods presented.

See Note 24: Supplemental Disclosures of Cash Flow Information for information regarding non-cash transfers.

Note 9: Property and Equipment

Property and equipment were comprised of the following:

	December 31,
($ in millions)	2021	2020
Land	$193	$109
Building and leasehold improvements	405	250
Furniture and equipment	82	65
Construction in progress	231	208
	911	632
Accumulated depreciation	(155)	(131)
	$756	$501

Depreciation expense on property and equipment was $36 million, $30 million, and $35 million for the years ended December 31, 2021, 2020 and 2019 respectively.

See Note 24: Supplemental Disclosures of Cash Flow Information for information regarding non-cash transfers.

Note 10: Consolidated Variable Interest Entities

As of December 31, 2021 and 2020, we consolidated 11 and 4 variable interest entities (“VIEs”), respectively. The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.

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

As part of the Diamond Acquisition, we acquired the variable interests in the entities associated with Diamond’s outstanding timeshare financing receivables securitization transactions. They have been aggregated for disclosure purposes as they are similar in nature to our previously established VIEs. We also acquired two conduit facilities which are VIEs and have an outstanding balance of $133 million as of December 31, 2021 (see Note 15: Debt and Non-recourse debt).

Our consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	December 31,
($ in millions)	2021	2020
Restricted cash	$62	$28
Timeshare financing receivables, net	1,021	742
Non-recourse debt(1)	1,195	766

(1) Net of deferred financing costs.

During the years ended December 31, 2021, 2020 and 2019, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 11: Investments in Unconsolidated Affiliates

As of December 31, 2021, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holdings LLC, respectively, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holdings LLC because we are not the primary beneficiary. Our investment interests in and equity earned from both VIEs are included in the consolidated balance sheets as Investments in unconsolidated affiliates and in the consolidated statements of operations as Equity in earnings from unconsolidated affiliates, respectively.

During the year ended December 31, 2021, we received a cash distribution of approximately $2 million from our investment in BRE Ace LLC.

Our two unconsolidated affiliates have aggregated debt balances of $463 million and $454 million as of December 31, 2021 and 2020, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $59 million and $51 million as of December 31, 2021 and December 31, 2020, respectively and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 21: Related Party Transactions for additional information.

Note 12: Intangible Assets

Intangible assets and related amortization expense were as follows:

	December 31, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(5)	$13
Management contracts	1,340	(106)	1,234
Club member relationships	139	(12)	127
Capitalized software	138	(71)	67
	$1,635	$(194)	$1,441

	December 31, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$—	$—	$—
Management contracts	89	(51)	38
Club member relationships	—	—	—
Capitalized software	94	(51)	43
	$183	$(102)	$81

We acquired definite-lived intangible assets as part of the Diamond Acquisition, which have been valued on a provisional basis, in the amount of $1,431 million as of the Acquisition Date. Refer to Note 3: Diamond Acquisition for further details. Prior to the Diamond Acquisition, intangible assets included computer software and management contracts. Amortization expense on intangible assets was $90 million, $15 million, and $9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the weighted average amortization period on trade name was 1.5 years, management agreements was 34.6 years, club member relationships was 14.4 years, and capitalized software was 2.5 years.

As of December 31, 2021, our future amortization expense for our amortizing intangible assets is estimated to be as follows:

($ in millions)	Future Amortization Expense
2022	$196
2023	156
2024	137
2025	111
2026	99
Thereafter	742
$1,441

Note 13: Other Assets

Other assets were as follows:

	December 31,
($ in millions)	2021	2020
Inventory deposits	$3	$7
Deferred selling, marketing, general and administrative expenses	23	25
Prepaid expenses	123	12
Cloud computing arrangements	9	10
Interest receivable	16	7
Deferred income tax assets	7	4
Other	99	22
	$280	$87

Note 14: Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other were as follows:

	December 31,
($ in millions)	2021	2020
Accrued employee compensation and benefits	$138	$75
Accounts payable	63	20
Bonus point incentive liability	44	48
Due to Hilton	33	12
Income taxes payable	23	2
Sales & other taxes payable	100	7
Other accrued expenses(1)	272	88
	$673	$252

(1) Other accrued expenses includes interest payables, accrued marketing expenses, and various accrued liabilities which are primarily driven by the Diamond Acquisition.

Note 15: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	December 31,
($ in millions)	2021	2020
Debt(1)
Senior secured credit facility, due 2028:
Term loan with a rate of 3.50%	1,297	—
Revolver with a rate of 2.11%	300	—
Senior secured credit facility, due 2023:
Term loan with a rate of 2.25%	—	177
Revolver with a rate of 2.25%	—	660
Senior notes with a rate of 6.125%, due 2024	—	300
Senior notes with a rate of 5.000%, due 2029	850	—
Senior notes with a rate of 4.875%, due 2031	500	—
Other debt	27	27
	2,974	1,164
Less: unamortized deferred financing costs and discounts(2)(3)	(61)	(5)
	$2,913	$1,159

(1)
As of December 31, 2021 and 2020, weighted-average interest rates were 4.052% and 3.357% , respectively.
(2)
Amount includes deferred financing costs related to our term loan and senior notes of $33 million and $22 million, respectively, as of December 31, 2021 and $1 million and $4 million, respectively, as of December 31, 2020. This amount also includes original issuance discounts of $6 million as of December 31, 2021.
(3)
Amount does not include deferred financing costs of $5 and $4 million as of December 31, 2021 and 2020, respectively, relating to our revolving facility included in Other Assets in our consolidated balance sheets.

Senior Secured Credit Facilities

In March 2021, we amended our Credit Agreement to amend certain terms related to financial covenants to permit the previously announced proposed acquisition of Diamond, pursuant to that certain Agreement and Plan of Merger dated March 10, 2021. Refer to Note 3: Diamond Acquisition for further information regarding the merger. The borrowing capacity under the Credit Agreement remained the same. In connection with the amendment, we incurred $1 million in debt issuance costs. In addition, we obtained a revolving credit facility commitment in connection with the Diamond Acquisition and incurred $2 million in debt issuance costs which were amortized over the term of the commitment in the first quarter of 2021. This was included in Interest expense in our consolidated statements of operations.

In connection with the closing of the Diamond Acquisition, HGV entered into a new $1.3 billion seven-year senior secured term loan facility ("Term Loan B"). The Term Loan B was issued at a $6 million discount and the cumulative proceeds received from the Term loan and related senior notes discussed below were used to repay certain existing indebtedness of both HGV and Diamond, including HGV's pre-existing term loan and senior notes due 2024, $260 million of the balance on the revolving credit facility, and a portion of $2.03 billion of Diamond's corporate indebtedness. We incurred a $20 million loss on debt extinguishment in relation to the transactions described herein which is included in Other (loss) gain, net. During the year ended December 31, 2021, we incurred approximately $32 million in debt issuance costs for Term Loan B.

In December 2021, we amended and recast our existing revolving credit facility due in 2023 into our new senior secured credit facility due in 2028. As a part of the amendment, we also increased the capacity of the revolving credit facility from $800 million to $1 billion. Under the new credit facility, the revolver is subject to an interest rate of 2.00 percent plus one month LIBOR. Upon the execution of the recast, we refinanced the existing $300 million principal balance on the revolver due in 2023 into the new revolver due in 2028. This transaction was treated as a $300 million drawing on the revolver due in 2028 and subsequent repayment on the revolver due in 2023. During the year ended December 31, 2021, we incurred approximately $5 million in debt issuance costs in connection with the recast of the revolver.

During the year ended December 31, 2021, we repaid $363 million under the senior secured credit facilities which included payments of $360 million toward the revolver balance in addition to paying off HGV's pre-existing term loan balance of $177 million and senior notes balance of $300 million mentioned above. We also paid off $14 million of the remaining Debt. As of December 31, 2021, we had $1 million of letters of credit outstanding under the revolving credit facility and $2 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of December 31, 2021.

We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. Such interest rates swaps converted the LIBOR based variable rates on our Term Loan and Revolver to average fixed rates of 1.44 percent per annum through May 2028 and 0.53 percent per annum through November 2023, respectively, for the balance on these borrowings up to the notional values of our interest rate swaps. As of December 31, 2021, the notional values of the interest rate swaps under our term loan and revolver were $350 million and $168 million, respectively. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded as a liability in Accounts Payable, Accrued Expenses and Other in our consolidated balance sheets as of December 31, 2021. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. For the year ended December 31, 2021, we recorded $2 million in accumulated other comprehensive income related to the cash flow hedges.

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

The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of December 31, 2021.

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and its associated interest rates:

	December 31,
($ in millions)	2021	2020
Non-recourse debt(1)
Timeshare Facility with an average rate of 1.750%, due 2023(3)	$131	$—
HGV Securitized Debt with a weighted average rate of 2.711%, due 2028	70	106
HGV Securitized Debt with a weighted average rate of 3.602%, due 2032	143	202
HGV Securitized Debt with a weighted average rate of 2.431%, due 2033	151	216
HGV Securitized Debt with a weighted average rate of 3.658%, due 2039	193	251
Diamond Resorts Premium Yield Facility with an average rate of 4.766%, due 2031	8	—
Diamond Resorts Conduit Facility with an average rate of 2.250%, due 2023	125	—
Diamond Resorts Conduit Facility with an average rate of 3.000%, due 2024	8	—
Diamond Resorts Owner Trust 2017 with a weighted average rate of 3.504%, due 2029	41	—
Diamond Resorts Owner Trust 2018 with a weighted average rate of 4.061%, due 2031	92	—
Diamond Resorts Owner Trust 2019 with a weighted average rate of 3.277%, due 2032	148	—
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2032	224	—
	1,334	775
Less: unamortized deferred financing costs(2)	(6)	(9)
	$1,328	$766

(1)
As of December 31, 2021 and 2020, weighted-average interest rates were 2.876 percent and 3.173 percent, respectively.
(2)
Amount relates to Securitized Debt only and does not include deferred financing costs of $2 million and $3 million as of December 31, 2021 and 2020, respectively, relating to our Timeshare Facility included in Other Assets in our consolidated balance sheets.

The Timeshare Facility is a non-recourse obligation with a borrowing capacity of $450 million and is payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In March 2021, we amended our Timeshare Facility to align with our amended Credit Agreement, as described above. The Premium Yield Facility is a non-recourse amortizing obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. We assumed the Premium Yield Facility as part of the Diamond Acquisition. In addition to these two facilities, we gained access to two additional conduit facilities, due in 2023 and 2024 respectively, as a part of our acquisition of Diamond Resorts. These facilities were issued through variable interest entities (see Note 10: Consolidated Variable Interest Entities) and have borrowing capacities of $125 million and

$150 million, respectively. Both of these facilities are non-recourse obligations with customary provisions similar to the Timeshare Facility, each of which bear a variable interest rate plus a margin and are subject to non-use fees. During the year ended December 31, 2021, we drew $125 million on the conduit facility due in 2023 and $8 million on the conduit facility due in 2024.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility, Premium Yield Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $67 million and $29 million as of December 31, 2021 and 2020, respectively, and were included in Restricted Cash in our consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of December 31, 2021 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2022	$15	$503	$518
2023	314	528	842
2024	14	96	110
2025	13	165	178
2026	13	13	26
Thereafter	2,605	29	2,634
	$2,974	$1,334	$4,308

Note 16: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities, which are required for disclosure, were as follows:

	December 31, 2021
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,747	$—	$1,905
Liabilities:
Debt, net(2)	2,913	2,663	340
Non-recourse debt, net(2)	1,328	1,080	270

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
(2)
Carrying amount net of unamortized deferred financing costs and discounts

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

The estimated fair values of our Level 1 debt and non-recourse debt were based on prices in active debt markets. The estimated fair value of our Level 3 debt and non-recourse debt were based on the following:

•
Debt – based on indicative quotes obtained for similar issuances and projected future cash flows discounted at risk-adjusted rates
•
Non-recourse debt – based on projected future cash flows discounted at risk-adjusted rates.

During the year ended December 31, 2021, we revised our valuation technique used to estimate the fair value of certain debt and non-recourse debt instruments. This revision in valuation technique was due to the availability of information in active debt markets which allowed us to utilize Level 1 inputs. The valuation of these instruments were previously measured using Level 3 inputs.

Non-recurring fair value measurements

We measure certain assets at fair value on a non-recurring basis, including land and infrastructure, as a result of their classification as held for sale. Refer to Note 2: Significant Accounting Policies for further detail on the held for sale classification. We utilized the market approach for the land and cost approach for infrastructure to determine their respective fair values. The fair value calculations involve judgement and are sensitive to key assumptions utilized, including comparative sales for land (level 2) and replacement costs for infrastructure (level 3). The estimated fair value of land and infrastructure held for sale was $45 million as of December 31, 2021 and 2020, excluding costs to sell.

Note 17: Leases

We lease sales centers, office space and equipment under operating leases, some of which we acquired as part of the Diamond Acquisition. Our leases expire at various dates from 2022 through 2030, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Rent expense for all operating leases for the year ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
($ in millions)	2021(1)	2020(1)	2019(1)
Minimum rentals	$20	$19	$19
Contingent rentals	2	1	2
	$22	$20	$21

(1)
These amounts include short term and variable rent of $2 million, $5 million, and $3 million for the years December 31, 2021, 2020 and 2019, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
($ in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$21	$18
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	35	5

Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term of operating leases (in years)	4	5.4
Weighted-average discount rate of operating leases	4.35%	4.95%

The future minimum rent payments under noncancelable operating leases, due in each of the next five years and thereafter as of December 31, 2021, are as follows:

($ in millions)	Operating Leases
Year
2022	25
2023	24
2024	17
2025	15
2026	9
Thereafter	6
Total future minimum lease payments	$96
Less: imputed interest	(9)
Present value of lease liabilities	$87

Note 18: Income Taxes

Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of our income (loss) before taxes were as follows:

	Year Ended December 31,
($ in millions)	2021	2020	2019
U.S. income (loss) before tax	$195	$(287)	$234
Foreign income before tax	74	7	39
Total income (loss) before taxes	$269	$(280)	$273

The components of our provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Current:
Federal	$(5)	$36	$37
State	9	5	9
Foreign	31	3	8
Total current	35	44	54
Deferred:
Federal	61	(98)	3
State	(1)	(23)	1
Foreign	(2)	(2)	(1)
Total deferred	58	(123)	3
Total provision for income taxes	$93	$(79)	$57

Reconciliations of our tax provision at the U.S. statutory rate to the provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Statutory U.S. federal income tax provision	$57	$(59)	$57
State and local income taxes, net of U.S. federal tax benefit	8	(17)	11
Impact of foreign operations	14	(5)	1
Interest on installment sales, net of U.S. federal tax benefit	3	1	4
Transaction costs	5	—	—
Share-based compensation, net of IRC §162(m) limitation	5	1	1
Tax accounting method change	—	—	(18)
Other	1	—	1
Provision for income taxes	$93	$(79)	$57

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items.

The compositions of net deferred tax balances were as follows:

	December 31,
($ in millions)	2021	2020
Deferred income tax assets	$7	$4
Deferred income tax liabilities	(670)	(137)
Net deferred taxes	$(663)	$(133)

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were as follows:

	December 31,
($ in millions)	2021	2020
Deferred tax assets:
Compensation	$22	$16
Domestic tax loss and credit carryforwards	100	5
Foreign tax loss carryforwards	47	2
Other reserves	179	89
	348	112
Valuation allowance	(74)	(4)
Deferred tax assets	274	108
Deferred tax liabilities:
Property and equipment	(165)	(70)
Amortizable intangible assets	(309)	(7)
Deferred income	(463)	(164)
Other liabilities	—	—
Deferred tax liabilities	(937)	(241)
Net deferred taxes	$(663)	$(133)

Our net deferred tax liability increased by $530 million as of December 31, 2021, as compared to the same period in 2020, primarily due to acquired deferred taxes resulting from the Diamond Acquisition.

We have $331 million federal, $179 million foreign, and $406 million state tax loss carryforwards with varying expiration dates. The majority of our federal and foreign tax losses can be carried forward indefinitely. The remaining tax losses have expiration periods generally between five and twenty years. We have foreign tax credit carryforwards of $4 million and state tax credit carryforwards of $3 million. The credit carryforwards have expiration dates between six and fifteen years.

We establish valuation allowances for financial reporting purposes to offset certain deferred tax assets due to uncertainty regarding our ability to realize them in the future. The valuation allowance increased from $4 million as of December 31, 2020, to $74 million as of December 31, 2021, primarily due to acquired deferred tax assets from the Diamond Acquisition for which no future tax benefit is expected.

Reconciliations of the amounts of unrecognized tax benefits were as follows:

	December 31,
($ in millions)	2021	2020	2019
Unrecognized tax benefits at beginning of year	$—	$—	$—
Current period tax position increases	1	—	—
Prior period tax position increases	18	—	—
Decreases due to lapse in applicable statute of limitations	(7)	—	—
Unrecognized tax benefits at end of year	$12	$—	$—

We recorded $12 million as of December 31, 2021, excluding interest and penalties, as a liability for unrecognized tax benefits in Accounts payable, accrued expenses and other in the consolidated balance sheet. We have $12 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The total liability accrued for interest and penalties was $12 million as of December 31, 2021. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.

We file federal, state and foreign income tax returns in jurisdictions with varying statute of limitations. We are currently under audit in several tax jurisdictions. The open tax years for major tax jurisdictions are 2006 through 2021. While there is no assurance as to the results, we believe we are adequately reserved for these audits.

Although the Tax Cuts and Jobs Act of 2017 generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, foreign withholding taxes may be incurred if these profits are distributed. No income or deferred taxes have been accrued on foreign earnings or other outside basis differences, as we intend to indefinitely reinvest these amounts in our foreign operations. An estimate of these amounts is not practicable due to the inherent complexity of the multi-jurisdictional tax environment in which the Company operates.

Note 19: Share-Based Compensation

Stock Plan

We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units and nonqualified stock options (“Options”) to certain employees and directors. We recognized share-based compensation expense of $48 million, $15 million and $22 million during the years ended December 31, 2021, 2020 and 2019, respectively. The total tax benefit recognized related to this compensation was $4 million for the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021, unrecognized compensation cost for unvested awards was approximately $27 million, which is expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2021, there were 3,771,197 shares of common stock available for future issuance under this plan.

Service RSUs

The following table provides information about our RSU grants for the last three fiscal years:

	Year Ended December 31,
	2021	2020	2019
Number of shares granted	588,930	672,123	500,925
Weighted average grant date fair value per share	38.50	$25.14	$33.07
Fair value of shares vested (in millions)	19	$10	$10

The following table summarizes the activity of our RSUs during the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	973,985	28.89
Granted	588,930	38.50
Vested	(465,949)	30.39
Forfeited	(67,328)	31.34
Outstanding, end of period	1,029,638	33.55

Options

The following table provides information about our option grants for the last three fiscal years:

	Year Ended December 31,
	2021	2020	2019
Number of options granted	542,793	566,401	544,209
Weighted average exercise price per share	$38.22	$25.80	$33.32
Weighted average grant date fair value per share	$18.41	$9.14	$12.29

The weighted-average grant date fair value of each of these options was $18.41, which was determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected volatility(1)	50.5%	35.4%	33.1%
Dividend yield(2)	—%	—%	—%
Risk-free rate(3)	1.1%	1.0%	2.6%
Expected term (in years)(4)	6.0	6.0	6.0

(1)
During the years ended December 31, 2020, and 2019 due to limited trading history for our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of its share price. As a result, we used an average historical volatility of our peer group over a time period consistent with its expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation.
(2)
At the date of grant we had no plans to pay dividends during the expected term of these options.
(3)
Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)
Estimated using the average of the vesting periods and the contractual term of the options.

The following table summarizes the activity of our options during the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	2,013,939	$30.15
Granted	542,793	38.22
Exercised	(419,122)	29.17
Forfeited, canceled or expired	(50,886)	32.57
Outstanding, end of period	2,086,724	32.39
Exercisable, end of period	1,091,435	31.40

As of December 31, 2021, we had 1,091,435 Options outstanding that were exercisable with an aggregate intrinsic value of $23 million and weighted average remaining contractual term of approximately 7 years. The intrinsic value of all options exercised during the year was $7 million.

Performance RSUs

During the year ended December 31, 2021, we issued two separate tranches of Performance RSUs.

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

During the fourth quarter of 2021, the Compensation Committee approved the modification of the performance conditions for the Performance RSUs issued in 2019, 2020, and March 2021 to reflect results of HGV and Diamond operations subsequent to the Acquisition Date. We estimate that the performance conditions for the 2019 and 2020 Performance RSU awards remain improbable of achievement under the modified performance conditions. As such, HGV continues to not accrue expenses related to the Performance RSUs granted in 2019 and 2020. In regards to the Performance RSUs granted in March 2021, we determined that under the modified performance conditions the awards issued are probable of achievement. We did not incur incremental compensation expense resulting from the modification which was applied to the Performance RSUs of 28 grantees. We also determined that the performance conditions for the awards issued in August 2021 are probable of achievement and recognized compensation expense based on the number of Performance RSUs we expect to vest during the year ended December 31, 2021.

The following table provides information about our Performance RSU grants, which is based on our Adjusted EBITDA metric described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, further adjusted by sales of VOIs under construction for the last three fiscal years:

	Year Ended December 31,
	2021	2020	2019
Number of shares granted	178,224	117,975	93,566
Weighted average grant date fair value per share	$39.55	$25.69	$33.32
Fair value of shares vested (in millions)	—	2	—

The following table provides information about our Performance RSU grants, which is based on contract sales as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for the last three fiscal years:

	Year Ended December 31,
	2021	2020	2019
Number of shares granted	62,356	50,554	40,094
Weighted average grant date fair value per share	$38.22	$25.69	$33.32
Fair value of shares vested (in millions)	—	1	—

The following table provides information about our Performance RSU grants, which is based on achieving certain run rate cost savings initiatives for the last three fiscal years:

	Year Ended December 31,
	2021	2020	2019
Number of shares granted	475,829	50,554	40,094
Weighted average grant date fair value per share	$39.73	$25.69	$33.32
Fair value of shares vested (in millions)	—	1	—

The following table summarizes the activity of our Performance RSUs during the year ended December 31, 2021:

	Adjusted EBITDA(1)		Contract Sales		Run Rate Cost Savings
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, beginning of period	214,406	$29.08	91,874	$29.08	—	$—
Granted	178,224	39.55	62,356	38.22	235,249	40.27
Vested	—	—	—	—	—	—
Forfeited, canceled or expired	(18,387)	29.08	(7,878)	29.08	—	—
Outstanding, end of period	374,243	34.07	146,352	32.98	235,249	40.27

(1)
Represents our Adjusted EBITDA metric described in Part 1 of this Form 10-K, further adjusted by net recognition and deferral activity from sales of VOIs under construction.

Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the Plan, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95 percent of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. For the year ended December 31, 2021 and 2020, we issued 39,985 and 81,520 shares, respectively, and recognized less than $1 million of compensation expense in both periods related to this plan.

Note 20: Earnings (Loss) Per Share

The following tables below present the calculation of our basic and diluted earnings (loss) per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
($ and shares outstanding in millions, except per share amounts)	2021	2020	2019
Basic EPS:
Numerator:
Net income (loss)(1)	$176	$(201)	$216
Denominator:
Weighted average shares outstanding	100	85	89
Basic EPS	$1.77	$(2.36)	$2.43
Diluted EPS:
Numerator:
Net income (loss)(1)	$176	$(201)	$216
Denominator:
Weighted average shares outstanding	101	85	89
Diluted EPS	$1.75	$(2.36)	$2.42

(1)
Net income (loss) for years ended December 31, 2021, 2020, and 2019 were $176,426,924, ($200,709,244), and $215,695,961, respectively.

	Years ended December 31,
	2021	2020	2019
Weighted average shares outstanding:
Basic EPS	99,747,367	85,181,106	88,758,859
Diluted EPS	101,090,176	85,181,106	89,291,176

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the years ended December 31, 2021, 2020 and 2019, we excluded 651,748, 2,192,591 and 836,677 share-based compensation awards, respectively, because their effect would have been anti-dilutive under the treasury stock method.

Note 21: Related Party Transactions

BRE Ace LLC and 1776 Holding, LLC

We hold a 25 percent ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.”

We hold a 50 percent ownership interest in 1776 Holdings, LLC, a VIE, which owns a timeshare resort property and related operations, known as “Liberty Place Charleston, by Hilton Club.”

We record Equity in earnings from our unconsolidated affiliates in our consolidated statements of operations. For the year ended December 31, 2021, we recorded a distribution of approximately $2 million from BRE Ace LLC within Equity in earnings from our unconsolidated affiliates. See Note 11: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Elara, by Hilton Grand Vacations and Liberty Place Charleston, by Hilton Club. These amounts are summarized in the following table and are included in General and administrative expenses on our consolidated statements of operations as of the date they became related parties.

We also have $20 million and $7 million of outstanding receivables related to the fee-for-service agreements included in Accounts receivable, net on our consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively.

	December 31,
($ in millions)	2021	2020	2019
Equity in earnings from unconsolidated affiliates	$10	$5	$4
Commissions and other fees	105	55	136

Apollo Global Management Inc.

As part of the Diamond Acquisition as described above in Note 3: Diamond Acquisition, Apollo obtained more than 20 percent of our common stock and has the right to designate two nominees to the Board of Directors of HGV pursuant to a Stockholders Agreement among HGV and Apollo. In addition to the right to designate nominees to the Board, the Stockholders Agreement gives Apollo certain other governance, consent and pre-emptive rights, all based on the number of certain shares of HGV common stock owned by Apollo. Outside of agreements related to the Diamond Acquisition, we did not have any transactions with Apollo during the year ended December 31, 2021 and do not have any outstanding balances or agreements with Apollo as of December 31, 2021. We made one payment to Apollo subsequent to the Diamond Acquisition, of approximately $2 million, for amounts that were accrued for periods prior to the completion of the Diamond Acquisition and were included in Accounts Payable, Accrued Expenses and Other as of the Acquisition Date.

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

Below is the presentation of our reportable segment results which include the newly acquired Diamond operations within both segments since the Acquisition Date. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Revenues:
Real estate sales and financing	$1,451	$494	$1,252
Resort operations and club management(1)	700	276	454
Segment revenues	2,151	770	1,706
Cost reimbursements	202	137	168
Intersegment eliminations(1)(2)	(18)	(13)	(36)
Total revenues	$2,335	$894	$1,838

(1)
Includes charges to the real estate sales and financing segment from the resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. These charges totaled $18 million, $13 million and $35 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(2)
Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled $1 million for the year ended December 31, 2021, less than $1 million for the year ended December 31, 2020 and $1 million for the year ended December 31, 2019.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income (loss):

	Year Ended December 31,
($ in millions)	2021	2020	2019
Adjusted EBITDA:
Real estate sales and financing(1)	$537	$33	$325
Resort operations and club management(1)	353	136	265
Segment Adjusted EBITDA	890	169	590
Acquisition and integration-related expense	(106)	—	—
General and administrative	(151)	(92)	(118)
Depreciation and amortization	(126)	(45)	(44)
License fee expense	(80)	(51)	(101)
Other (loss) gain, net	(26)	3	(3)
Interest expense	(105)	(43)	(43)
Income tax (expense) benefit	(93)	79	(57)
Equity in earnings from unconsolidated affiliates	10	5	4
Impairment expense	(2)	(209)	—
Other adjustment items(2)	(35)	(17)	(12)
Net income (loss)	$176	$(201)	$216

(1)
Includes intersegment eliminations. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)
This amount includes costs associated with restructuring, one-time charges and other non-cash items.

The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2021	2020
Real estate sales and financing	$5,544	$2,839
Resort operations and club management	2,145	79
Total segment assets	7,689	2,918
Corporate	278	175
Land and infrastructure held for sale	41	41
Total assets	$8,008	$3,134

The following table presents capital expenditures for property and equipment for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2021	2020	2019
Real estate sales and financing	$60	$18	$19
Resort operations and club management	—	—	5
Total segment capital expenditures	60	18	24
Corporate	12	8	13
Total capital expenditures	$72	$26	$37

Note 23: Commitments and Contingencies

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2021, we were committed to purchase approximately $330 million of inventory and land over a period of 9 years and $7 million of other commitments under the normal course of business. Additionally, we have committed to develop additional vacation ownership units at an existing resort in Japan. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.

During the years ended December 31, 2021 and 2020, we completed $132 million and $23 million, respectively, of purchases required under our inventory-related purchase commitments. As of December 31, 2021, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Inventory purchase obligations	$80	$196	$3	$40	$3	$8	$330
Other commitments(1)	6	1	—	—	—	—	$7
Total	$86	$197	$3	$40	$3	$8	$337

(1)
Primarily relates to commitments related to information technology and brand licensing under the normal course of business

Rebranding Costs

As part of the Diamond Acquisition and per our licensing agreement with Hilton, we are committed to rebranding Diamond properties to the Hilton Grand Vacations brand and Hilton standards. As of December 31, 2021 we have begun incurring rebranding costs during the fourth quarter of 2021 in respect to information technology and sales centers, and expect rebranding to continue over a period of several years.

Litigation Contingencies

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We evaluate these legal proceedings and claims at each balance sheet date to determine the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to reasonably estimate the amount of loss. We record a contingent litigation liability when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2021, we accrued liabilities of approximately $27 million for all legal matters that were contingencies. Substantially all of these accrued liabilities are related to matters that existed as of the Acquisition Date, which are subject to change during the measurement period of the Diamond Acquisition. See Note 3: Diamond Acquisition.

While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material effect on the Company’s financial condition, cash flows, or materially adversely affect overall trends in our results of operations, legal proceedings are inherently uncertain and unfavorable rulings could, individually or in aggregate, have a material adverse effect on the Company’s business, financial condition or results of operations.

Note 24: Supplemental Disclosures of Cash Flow Information

Cash paid for interest during the years ended December 31, 2021, 2020 and 2019, was $66 million, $64 million and $63 million, respectively. Cash paid for income taxes, net of refunds during the years ended December 31, 2021, 2020 and 2019 was $54 million, $54 million and $74 million, respectively.

The following non-cash activities were excluded from the consolidated statements of cash flows:

•
In 2021, we recorded non-cash issuance of stock of $1,381 million related to our acquisition of Diamond. See Note 3: Diamond Acquisition for additional information.
•
In 2021, we recorded non-cash operating activity transfers of $55 million related to the registrations for timeshare units under construction from Property and equipment to Inventory.

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

Note 25: Subsequent Events

Management has evaluated all subsequent events through March 1, 2022, the date the audited 2021 10-K was available to be issued and determined the following subsequent event occurred:

Subsequent to December 31, 2021, HGV repaid the full $133 million combined principal balance outstanding at December 31, 2021 of both conduit facilities, comprised of $125 million on the conduit facility due in 2023 and $8 million due on the conduit facility due in 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Report will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “2021 Proxy Statement”), which information is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in our 2022 Proxy Statement, which is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our 2022 Proxy Statement, which is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our 2022 Proxy Statement, which is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included in our 2022 Proxy Statement, which is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

1.
All financial statements and the report of the Independent Registered Public Accounting Firm (PCAOB ID: 42). See Index to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm on page 77 of this Form 10-K.
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

2.2(a)

Agreement and Plan of Merger, dated as of March 10, 2021, by and among Hilton Grand Vacations Inc., Hilton Grand Vacations Borrower LLC, Dakota Holdings, Inc., and certain stockholders named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 11, 2021).#

2.2(b)

Amendment to Agreement and Plan of Merger, dated as of July 7, 2021, by and among Hilton Grand Vacations Inc., Hilton Grand Vacations Borrower LLC, Dakota Holdings, Inc., and AP VIII Dakota Holdings, L.P., in its capacity as Seller Representative (incorporated by reference to Annex A to Registrant’s Additional Definitive Materials on Schedule 14A (File No. 001-37794) filed on July 7, 2021).

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

4.6

Indenture, dated June 4, 2021, among Hilton Grand Vacations Borrower Escrow, LLC, Hilton Grand Vacations Borrower Escrow, Inc., Hilton Grand Vacations Borrower LLC and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on June 4, 2021).

4.7	Form of 5.000% Note due 2029 (included in Exhibit 4.6).

4.8

Indenture, dated June 28, 2021, among Hilton Grand Vacations Borrower Escrow, LLC, Hilton Grand Vacations Borrower Escrow, Inc., Hilton Grand Vacations Borrower LLC and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on June 28, 2021).

4.9	Form of 4.875% Note due 2031 (included in Exhibit 4.8).

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

10.3(a)

License Agreement, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.3(b)

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

10.4(r)

Amendment No. 17 to Receivables Loan Agreement, effective as of December 18, 2020, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 29, 2021.

10.4(s)

Amendment No. 18 to Receivables Loan Agreement, effective as of March 22, 2021, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 29, 2021.

10.4(t)*

Omnibus Amendment No. 19 to Receivables Loan Agreement, Amendment No. 9 to Sale and Contribution Agreement and Amendment No. 1 to Custody Agreement, effective as of October 27, 2021, by and among Hilton Grand Vacations Trust I LLC, as borrower, Grand Vacations Services LLC, as servicer, Hilton Resorts Corporation, as Seller, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders and Bank of America, N.A., as administrative agent.

10.4(u)*

Amendment No. 20 to Receivables Loan Agreement, effective as of December 16, 2021, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders and Bank of America, N.A., as administrative agent.

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

10.10(d)†

Severance Agreement, dated November 30, 2017, between Dennis A. DeLorenzo and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on March 1, 2018).

10.10(e)†

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

10.10(g)†

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

10.10(i) †

Severance Agreement, effective as of October 7, 2020, by and between Hilton Grand Vacations Inc. and Jorge Pablo Brizi. (incorporated by reference to Exhibit 10.10j to the Registrant’s Registration Statement on Form 10-K (File No. 001-37794) filed on March 1, 2021).

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

10.12(f)

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

10.16(j)†

Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (2020 awards) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.16(k)†

Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (for use for all named executive officers other than Mr. Mark Wang) (2020 awards) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.16(l)†

Form of Performance and Service-Based Restricted Stock Unit Agreement (for all executive officers other than Mr. Wang)(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 24, 2021).

10.16(m)†

Form of Performance and Service-Based Restricted Stock Unit Agreement (for Mr. Wang)(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 24, 2021). +

10.16(n) †	Form of Transaction Incentive Performance RSU Agreement (CEO) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K File No. 0001-37794) filed on August 3, 2021).

10.16(o) †

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

10.19(a)

Commitment Letter, dated as of March 10, 2021, by and among Hilton Grand Vacations Borrower LLC, Bank of America, N.A, BofA Securities, Inc., Deutsche Bank Securities Inc., Deutsche Bank AG Cayman Islands Branch and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 11, 2021).

10.19(b)

Amended and Restated Commitment Letter, dated as of March 25, 2021, by and among Hilton Grand Vacations Borrower LLC, Bank of America, N.A, BofA Securities, Inc., Deutsche Bank Securities Inc., Deutsche Bank AG Cayman Islands Branch, Barclays Bank PLC, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, MUFG Bank, Ltd, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Citizens Bank,N.A., Fifth Third Bank, National Association, Regions Bank, Regions Capital Markets and Mizuho Bank, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 001-38894) Filed on July 29, 2021).

10.20†

Separation, Waiver and Release Agreement, dated March 19, 2021, between Sherri Silver and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38894) filed on April 29, 2021).

10.21

Purchase Agreement, dated May 20, 2021, by and among Hilton Grand Vacations Borrower Escrow, LLC, Hilton Grand Vacations Borrower Escrow, Inc., and Hilton Grand Vacations Borrower LLC, in its capacity as guarantor of the HGV Escrow Guarantee and Deutsche Bank Securities Inc., on its own behalf and as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38894) filed on July 29, 2021).

10.22

Purchase Agreement, dated June 14, 2021, by and among Hilton Grand Vacations Borrower Escrow, LLC, Hilton Grand Vacations Borrower Escrow, Inc., Hilton Grand Vacations Borrower LLC, in its capacity as guarantor of the HGV Escrow Guarantee and Deutsche Bank Securities Inc., on its own behalf and as representative of the Initial Purchasers.(incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38894) filed on July 29, 2021).

10.23

Stockholders Agreement, dated as of August 2, 2021, by and among Hilton Grand Vacations Inc., AP VIII Dakota Holdings, L.P., AP Dakota Co-Invest, L.P., and, for the purposes of Sections 7.2 and 7.3 thereof, Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on August 3, 2021).

10.24

Joinder Agreement, dated as of August 2, 2021, of AP VIII Dakota Holdings Borrower, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on August 3, 2021).

10.25(a)

Credit Agreement, dated as of August 2, 2021, by and among Hilton Grand Vacations Parent LLC, as parent, Hilton Grand Vacations Borrower LLC, as the borrower, the guarantors from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on August 3, 2021).

10.25(b)

Amendment No. 1 to the Credit Agreement, dated as of December 16, 2021, by and among Hilton Grand Vacations Parent LLC, as parent, Hilton Grand Vacations Borrower LLC, as the borrower, the guarantors from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on December 20, 2021).

10.26†

Hilton Grand Vacations Inc. Executive Deferred Compensation Plan.(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on November 8, 2021).

21.1*	Subsidiaries of the Registrant.

22

List of Issuer Subsidiaries of Guaranteed Securities and Guarantor Subsidiaries (incorporated by reference to Exhibit 22 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on November 9, 2021).

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.NS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished not filed.

*** These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

† Denotes management contract or compensatory plan or arrangement.

#Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. HGV agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2022.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of March 2022.

Signature	Title

/s/ Mark D. Wang	President and Chief Executive Officer
Mark D. Wang	(principal executive officer)

/s/ Daniel J. Mathewes	Senior Executive Vice President and Chief Financial Officer
Daniel J. Mathewes	(principal financial officer)

/s/ Carlos Hernandez	Senior Vice President and Chief Accounting Officer
Carlos Hernandez	(principal accounting officer)

/s/ Leonard A. Potter	Chairman of the Board of Directors
Leonard A. Potter

/s/ Brenda J. Bacon	Director
Brenda J. Bacon

/s/ David W. Johnson	Director
David W. Johnson

/s/ Mark H. Lazarus	Director
Mark H. Lazarus

/s/ Pamela H. Patsley	Director
Pamela H. Patsley

/s/ David Sambur	Director
David Sambur

/s/ Alex van Hoek	Director
Alex van Hoek

/s/ Paul W. Whetsell	Director
Paul W. Whetsell