Form 10-Q
period 2022-03-31
Hilton Grand Vacations Inc.
filed 2022-05-09
CIK 1674168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 2, 2022 was 120,258,547..

HILTON GRAND VACATIONS INC.

FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$514	$432
Restricted cash	303	263
Accounts receivable, net of allowance for doubtful accounts of $46 and $39	447	302
Timeshare financing receivables, net	1,718	1,747
Inventory	1,215	1,240
Property and equipment, net	754	756
Operating lease right-of-use assets, net	65	70
Investments in unconsolidated affiliates	62	59
Goodwill	1,351	1,377
Intangible assets, net	1,400	1,441
Land and infrastructure held for sale	41	41
Other assets	572	280
TOTAL ASSETS (variable interest entities - $973 and $1,100)	$8,442	$8,008
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$964	$673
Advanced deposits	126	112
Debt, net	2,913	2,913
Non-recourse debt, net	1,203	1,328
Operating lease liabilities	85	87
Deferred revenues	395	237
Deferred income tax liabilities	691	670
Total liabilities (variable interest entities - $1,047 and $1,199)	6,377	6,020
Commitments and contingencies - see Note 21
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 120,258,347 shares issued and outstanding as of March 31, 2022 and 119,904,001 shares issued and outstanding as of December 31, 2021	1	1
Additional paid-in capital	1,634	1,630
Accumulated retained earnings	408	357
Accumulated other comprehensive income	22	—
Total equity	2,065	1,988
TOTAL LIABILITIES AND EQUITY	$8,442	$8,008

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Sales of VOIs, net	$269	$33
Sales, marketing, brand and other fees	119	53
Financing	64	37
Resort and club management	125	45
Rental and ancillary services	136	32
Cost reimbursements	66	35
Total revenues	779	235
Expenses
Cost of VOI sales	40	3
Sales and marketing	243	82
Financing	19	13
Resort and club management	36	8
Rental and ancillary services	132	31
General and administrative	42	21
Acquisition and integration-related expense	13	15
Depreciation and amortization	60	11
License fee expense	25	14
Impairment expense	3	1
Cost reimbursements	66	35
Total operating expenses	679	234
Interest expense	(33)	(15)
Equity in earnings from unconsolidated affiliates	3	2
Other gain (loss), net	1	(1)
Income (loss) before income taxes	71	(13)
Income tax (expense) benefit	(20)	6
Net income (loss)	$51	$(7)
Earnings (loss) per share:
Basic	$0.42	$(0.08)
Diluted	$0.42	$(0.08)

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$51	$(7)
Derivative instrument adjustments, net of tax	22	—
Other comprehensive income, net of tax	22	—
Comprehensive income (loss)	$73	$(7)

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$51	$(7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60	11
Amortization of deferred financing costs, acquisition premiums and other	12	6
Provision for financing receivables losses	31	16
Impairment expense	3	1
Other loss, net	—	1
Share-based compensation	11	4
Deferred income tax benefit	—	(21)
Equity in earnings from unconsolidated affiliates	(3)	(2)
Net changes in assets and liabilities:
Accounts receivable, net	(107)	8
Timeshare financing receivables, net	(11)	19
Inventory	26	(14)
Purchases and development of real estate for future conversion to inventory	(1)	(6)
Other assets	(264)	(27)
Accounts payable, accrued expenses and other	290	2
Advanced deposits	14	(3)
Deferred revenues	158	74
Net cash provided by operating activities	270	62
Investing Activities
Capital expenditures for property and equipment	(8)	(1)
Software capitalization costs	(6)	(4)
Net cash used in investing activities	(14)	(5)
Financing Activities
Issuance of non-recourse debt	155	—
Repayment of debt	(3)	(2)
Repayment of non-recourse debt	(277)	(69)
Debt issuance costs and discounts	—	(3)
Payment of withholding taxes on vesting of restricted stock units	(8)	(5)
Proceeds from stock option exercises	1	2
Other financing activity	(1)	(1)
Net cash used in financing activities	(133)	(78)
Effect of changes in exchange rates on cash, cash equivalents & restricted cash	(1)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	122	(21)
Cash, cash equivalents and restricted cash, beginning of period	695	526
Cash, cash equivalents and restricted cash, end of period	$817	$505

HILTON GRAND VACATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-in	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of December 31, 2021	120	$1	$1,630	$357	$—	$1,988
Net income	—	—	—	51	—	51
Activity related to share-based compensation	—	—	4	—	—	4
Derivative instrument adjustments	—	—	—	—	22	22
Balance as of March 31, 2022	120	$1	$1,634	$408	$22	$2,065

					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-in	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of December 31, 2020	84	$1	$192	$181	$—	$374
Net loss	—	—	—	(7)	—	(7)
Activity related to share-based compensation	—	—	2	—	—	2
Balance as of March 31, 2021	84	$1	$194	$174	$—	$369

See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation

Our Business

Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. During 2021, we also acquired Diamond Resorts and are in the process of rebranding Diamond properties and sales centers to brands that meet Hilton standards. Our operations, which primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs”, “VOI”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and multi-resort trusts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Legacy-HGV Club”) and Diamond points-based clubs (the Legacy-HGV Club and Diamond Clubs are collectively referred to as “Clubs”).

As of March 31, 2022, we had 154 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Japan. A significant number of our properties and VOIs are concentrated in Florida, Nevada, Hawaii, Europe, California, Virginia and Arizona.

Diamond Acquisition

On August 2, 2021, we completed the acquisition of Dakota Holdings, Inc., the parent of Diamond Resorts International (the “Diamond Acquisition”). We completed the acquisition by exchanging 100 percent of the outstanding equity interests of Diamond for shares of HGV common stock. Pre-existing HGV shareholders owned approximately 72 percent of the combined company immediately after giving effect of the Diamond Acquisition, with certain funds controlled by Apollo Global Management Inc. (the "Apollo Funds" or, "Apollo") and other minority shareholders, who previously owned 100 percent of Diamond, holding the remaining, approximately 28 percent at the time the Diamond Acquisition was completed.

Diamond also operates in the hospitality and VOI industry, with a worldwide resort network of global vacation destinations. Diamond’s portfolio consists of resort properties that we manage, are included in one of Diamond's single- and multi-use trusts (collectively, the "Diamond Collections" or "Collections"), or are Diamond branded resorts in which we own inventory, as well as affiliated resorts and hotels, which we do not manage, and which do not carry the Diamond brand but are a part of Diamond's network and, through THE Club® and other Club offerings (the “Diamond Clubs”), are available for its members to use as vacation destinations.

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

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include 100 percent of our assets, liabilities, revenues, expenses and cash flows as well as all entities in which we have a controlling financial interest. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to prevent information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

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

Note 2: Summary of Significant Accounting Policies

Reclassifications

Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net income or stockholders’ equity.

Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective as of March 12, 2020 and will apply through December 31, 2022. As of March 31, 2022, certain debt and non-recourse debt instruments, including swaps, continue to reference LIBOR. We have included transition language within our amended instruments that would allow for the replacement of LIBOR once an appropriate alternative has been determined. To the extent that any reference rate changes from LIBOR, we may choose to utilize the relief set forth within ASU 2020-04. We continue to evaluate the effect of this ASU, but we do not expect it to have a material impact on our consolidated financial statements.

In March 2022, the FASB issued Accounting Standards Update 2022-02 (“ASU 2022-02”), Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 provides, under Issue 2 - Vintage Disclosures, that an entity discloses current-period gross write-offs by year of origination for financing receivables and net investments in leases. For financing receivables, the disclosure is to present the amortized cost basis by credit quality indicator and class of financing receivable for the year of origination. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and is to be applied prospectively. We are currently evaluating the effects of this ASU to our disclosures.

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

As of March 31, 2022, the primary areas of the purchase price allocation that are not yet finalized include the following: (1) finalizing the review and valuation of acquired intangible assets and assigning the useful lives to such assets; (2) finalizing the review and valuation of acquired undeveloped land, property and equipment (including key assumptions, inputs and estimates) and assigning the remaining useful lives to the depreciable assets; (3) finalizing the review of accounts receivable, including the evaluation of which receivables are purchased credit deteriorated; (4) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period; (5) finalizing the review and valuation of other acquired assets and assumed liabilities; and (6) finalizing our estimate of the impact of purchase accounting on deferred income tax liabilities.

($ in millions)	Preliminary Amounts Recognized as of the Acquisition Date
Assets acquired
Cash and cash equivalents	$310
Restricted cash	127
Accounts receivable, net of allowance for doubtful accounts	97
Timeshare financing receivables, net	825
Inventory	497
Property and equipment, net	298
Operating lease right-of-use assets, net	30
Intangible assets, net	1,431
Other assets	250
Total assets acquired	$3,865

Liabilities assumed
Accounts payable, accrued expenses and other	$484
Non-recourse debt, net	660
Operating lease liabilities	33
Advanced deposits	4
Deferred revenues	140
Deferred income tax liabilities	485
Total liabilities assumed	$1,806

Net assets acquired	$2,059

Total consideration transferred	$3,410

Goodwill(1)	$1,351

(1) Goodwill is calculated as total consideration transferred less net assets acquired and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined Company post-acquisition. The majority of goodwill is not expected to be deductible for tax purposes.

The measurement period adjustments recorded during the quarter ended March 31, 2022 resulted from changes to our estimates of the fair value of the acquired assets and assumed liabilities based on a revision to our valuation of insurance receivables given the ultimate determination of proceeds related to pre-acquisition business interruption insurance claims. The measurement period adjustments recognized include an adjustment to increase accounts receivable, net of allowance for doubtful accounts, for pre-acquisition contingencies, and the related tax impacts increasing deferred income tax liabilities. These resulted in a net adjustment to goodwill for the period of $26 million. The net income effect associated with the measurement period adjustments during the year ended March 31, 2022 were immaterial.

Timeshare Financing Receivables

We acquired timeshare financing receivables which consist of loans to customers who purchased vacation ownership products and chose to finance their purchases. These timeshare financing receivables are collateralized by the underlying VOIs and generally have 10-year amortizing repayment terms. We estimated the fair value of the timeshare financing receivables using a discounted cash flow model, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivables. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default and prepayment assumptions, which could result in changes to our preliminary estimate. We do not expect any material changes to the provisional estimates.

For purposes of our initial allocation, we have considered all acquired receivables to be purchase credit deteriorated. See Note 7: Timeshare Financing Receivables for additional information.

Acquired timeshare financing receivables with credit deterioration as of the Acquisition Date were as follows:

($ in millions)	As of August 2, 2021
Purchase price	$825
Allowance for credit losses	512
Premium attributable to other factors	(97)
Par value	$1,240

Inventory

We acquired inventory which primarily consists of completed unsold VOIs and undeveloped land. We preliminarily estimated the value of acquired inventory using a discounted cash flows method, which included an estimate of cash flows expected to be generated from the sale of VOIs. Significant estimates and assumptions impacting the fair value of the acquired inventory that are subjective and/or require complex judgments include our estimates of operating costs and margins, and the discount rate. Certain other estimates and assumptions impacting the fair value of the acquired inventory involving less subjective and/or less complex judgments include: short-term and long-term revenue growth rates, capital expenditures, tax rates and other factors impacting the discounted cash flows. We are continuing to assess the market assumptions and property conditions, which could result in changes to these preliminary values. We do not expect any material changes to the provisional estimates for completed and unsold VOIs.

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

	Real Estate Sales and Financing Segment	Resort Operations and Club Management Segment	Total Consolidated
Goodwill	$996	$355	$1,351

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

We estimated the fair value of Diamond’s trade name using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We estimated the value of management contracts and member relationships using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. Significant estimates and assumptions impacting the fair value of the acquired management contracts intangible that are subjective and/or require complex judgments include our estimates of operating costs and margins, and the discount rate. Certain other estimates and assumptions impacting the fair value of the acquired management contracts intangible involving less subjective and/or less complex judgments include: short-term and long-term revenue growth rates, attrition rates, capital expenditures, tax rates and other factors impacting the discounted cash flows. We continue to review Diamond’s contracts and historical performance in addition to evaluating the assumptions impacting the estimated values of such intangible assets and their respective useful lives, including the discount rate applied to the estimated cash flows and renewal and growth estimates and expected margins, which could result in changes to these preliminary values. We do not expect any material changes to the provisional estimates for trade names, management contracts, and club member relationships, other than as a result of working capital adjustments.

Deferred Revenue

Deferred revenue primarily relates to deferred sales incentives revenues, primarily related to Bonus Points, which are deferred and recognized upon redemption; and Club membership fees, which are deferred and recognized over the terms of the applicable contract term or membership on a straight-line basis. Additionally, deferred revenue includes maintenance fees collected from owners, in certain cases, which are earned by the relevant property owners' association over the applicable period. We preliminarily estimated the fair value of the deferred revenue at the carrying value of such liabilities as of the Acquisition Date. We continue to review Diamond’s contracts, which could result in changes to the preliminary estimate. We do not expect any material changes to the provisional estimates.

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

Non-Recourse Debt

We estimated the fair value of the securitized debt from VIEs and warehouse loan facilities, using a discounted cash flow model under the income approach. The significant assumptions in our analysis include default rates, prepayment rates, bond interest rates and other structural factors. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default and prepayment assumptions, which could result in changes to our preliminary estimate. We do not expect any material changes to the provisional estimates.

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

Pro Forma Results of Operations

The following unaudited pro forma information presents the combined results of operations of HGV and Diamond as if we had completed the Diamond Acquisition on January 1, 2021, the first day of our prior fiscal year, but using our preliminary fair values of assets and liabilities as of the Acquisition Date. These unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Diamond Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

($ in millions, except per share data)	Three Months Ended March 31, 2021
Revenue	$490
Net loss	(49)

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

($ in millions)	Three Months Ended March 31,
Real Estate Sales and Financing Segment	2022	2021
Sales of VOIs, net	$269	$33
Sales, marketing, brand and other fees	119	53
Interest income	55	31
Other financing revenue	9	6
Real estate sales and financing segment revenues	$452	$123

($ in millions)	Three Months Ended March 31,
Resort Operations and Club Management Segment	2022	2021
Club management	$51	$27
Resort management	74	18
Rental(1)	124	30
Ancillary services	12	2
Resort operations and club management segment revenues	$261	$77

(1) Excludes intersegment eliminations. See Note 20: Business Segments for additional information.

Contract Balances

The following table provides information on our accounts receivable from contracts with customers which are included in Accounts receivable, net on our unaudited condensed consolidated balance sheets:

	March 31,	December 31,
($ in millions)	2022	2021
Receivables	$271	$202

The following table presents the composition of our contract liabilities.

	March 31,	December 31,
($ in millions)	2022	2021
Contract liabilities:
Advanced deposits	$126	$112
Deferred sales of VOIs of projects under construction	77	34
Club dues and Legacy-HGV Club activation fees	159	91
Bonus Point incentive liability(1)	47	44

(1) Amounts related to the Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our unaudited condensed consolidated balance sheets. This liability is comprised of unrecognized revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned for three months ended March 31, 2022 that was included in the contract liabilities balance at December 31, 2021 was approximately $44 million.

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

Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. There were no contract assets as of March 31, 2022 and December 31, 2021, respectively.

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

In addition to the contract liabilities included herein, we also have deferred revenue of $159 million and $112 million as of March 31, 2022 and December 31, 2021, respectively. This additional deferred revenue balance includes $50 million and $51 million for bonus points and marketing package deferred revenue, $30 million and $10 million in deferred property insurance, $38 million and $14 million in deferred maintenance fees and $41 million and $37 million in other deferred revenue as of March 31, 2022 and December 31, 2021, respectively.

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

The following table represents the deferred revenue, cost of VOI sales and direct selling costs from sales of VOIs related to projects under construction as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
($ in millions)	2022	2021
Sales of VOIs, net	$77	$34
Cost of VOI sales(1)	26	12
Sales and marketing expense	11	5

(1) Includes anticipated Cost of VOI sales related to inventory associated with Sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete.

We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of March 31, 2022 upon their completion in 2022.

The following table includes the remaining transaction price related to Advanced deposits, and Legacy-HGV Club activation fees and Bonus Points as of March 31, 2022:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$126	18 months	Upon customer stays
Legacy-HGV Club activation fees	62	7 years	Straight-line basis over average inventory holding period
Bonus Points	47	18 - 30 months	Upon redemption

Note 5: Restricted Cash

Restricted cash was as follows:

	March 31,	December 31,
($ in millions)	2022	2021
Escrow deposits on VOI sales	$191	$152
Reserves related to non-recourse debt(1)	66	67
Other(2)	46	44
	$303	$263

(1) See Note 13: Debt & Non-recourse Debt for further discussion.

(2) Other restricted cash primarily includes cash collected on behalf of HOAs, deposits related to servicer arrangements and other deposits.

Note 6: Accounts Receivable

The following table represents our accounts receivable, net of allowance for credit losses. Accounts receivable within the scope of ASC 326 are measured at amortized cost.

	March 31,	December 31,
($ in millions)	2022	2021
Fee-for-service commissions(1)	$69	$73
Real estate and financing	50	51
Resort and club operations	143	76
Tax receivables	80	95
Insurance claims receivable	95	—
Other receivables(2)	10	7
Total	$447	$302

(1)Net of allowance.

(2)Primarily includes individually insignificant accounts receivable and related allowances recognized in the ordinary course of business.

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

The changes in our allowance for fee-for-service commissions were as follows during the period from December 31, 2021 to March 31, 2022:

($ in millions)
Balance as of December 31, 2021	$18
Current period provision for expected credit losses	2
Write-offs charged against the allowance	(8)
Balance at March 31, 2022	$12

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

	Originated(2)		Acquired(2)
	March 31,	December 31,	March 31,	December 31,
($ in millions)	2022	2021	2022	2021
Securitized	$538	$587	$414	$523
Unsecuritized(1)	914	810	550	515
Timeshare financing receivables, gross	$1,452	$1,397	$964	$1,038
Unamortized non-credit acquisition premium(3)	—	—	65	74
Less: allowance for financing receivables losses	(302)	(280)	(461)	(482)
Timeshare financing receivables, net	$1,150	$1,117	$568	$630

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

(3)Non-credit premium of $97 million was recognized at the Acquisition Date, of which $65 million remains unamortized as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, we had timeshare financing receivables with a carrying value of $159 million and $131 million, respectively, securing the Timeshare Facility and two additional conduit facilities in anticipation of future financing activities. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. For the three months ended March 31, 2022, we recorded an adjustment to our estimate of variable consideration of $31 million.

We recognize interest income on our timeshare financing receivables as earned. As of March 31, 2022 and December 31, 2021, we had interest receivable outstanding of $10 million and $9 million, respectively, on our originated timeshare financing receivables, which represent all Legacy-HGV timeshare financing receivables and timeshare financing receivables originated by Legacy-Diamond subsequent to the Acquisition Date. As of March 31, 2022 and December 31, 2021, we had interest receivable outstanding of $6 million and $7 million on our acquired timeshare financing receivables, which represents all timeshare financing receivables of Legacy-Diamond as of the Acquisition Date. Interest receivable is included in Other Assets within our balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of March 31, 2022, our originated timeshare financing receivables had interest rates ranging from 1.5 percent to 25.8 percent, a weighted-average interest rate of 13.6 percent, a weighted-average remaining term of 8 years and maturities through 2037. Our acquired timeshare financing receivables had interest rates ranging from 2 percent to 25 percent, a weighted-average interest rate of 15.7 percent, a weighted-average remaining term of 7.8 years and maturities through 2032.

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

Our acquired timeshare financing receivables as of March 31, 2022 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2022 (remaining)	$31	$31	$62
2023	44	46	90
2024	48	51	99
2025	52	56	108
2026	55	61	116
Thereafter	184	305	489
	$414	$550	$964

Originated Timeshare Financing Receivables

Originated timeshare financing receivables represent all Legacy-HGV timeshare financing receivables and timeshare financing receivables originated by Legacy-Diamond subsequent to the Acquisition Date. Our originated timeshare financing receivables as of March 31, 2022 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2022 (remaining)	$59	$54	$113
2023	81	66	147
2024	82	73	155
2025	79	81	160
2026	74	89	163
Thereafter	163	551	714
	$538	$914	$1,452

Allowance for Financing Receivables Losses

The changes in our allowances for financing receivables losses were as follows:

	March 31, 2022
($ in millions)	Originated	Acquired
Balance as of December 31, 2021	$280	$482
Provision for financing receivables losses(1)	31	—
Write-offs	(25)	(6)
Upgrades(2)	16	(15)
Balance as of March 31, 2022	$302	$461

	March 31, 2021
($ in millions)	Originated	Acquired
Balance as of December 31, 2020	$211	$—
Provision for financing receivables losses(1)	16	—
Write-offs	(20)	—
Balance as of March 31, 2021	$207	$—

(1) Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.

(2) Represents the initial change in allowance resulting from upgrades of Acquired loans. Upgraded Acquired loans and their related allowance are included in the Originated portfolio segment.

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

Our gross balances by average FICO score of our Legacy-HGV timeshare financing receivables were as follows:

	Legacy-HGV Timeshare Financing Receivables
	March 31,	December 31,
($ in millions)	2022	2021
FICO score
700+	$691	$703
600-699	247	248
<600	34	35
No score(1)	165	166
	$1,137	$1,152

(1) Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our Legacy-HGV timeshare financing receivables by the origination year and average FICO score as of March 31, 2022:

($ in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO score
700+	$89	$203	$70	$121	$83	$125	$691
600-699	24	73	27	44	30	49	247
<600	3	10	4	6	4	7	34
No score(1)	13	37	23	34	23	35	165
	$129	$323	$124	$205	$140	$216	$1,137

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

As of March 31, 2022 and December 31, 2021, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $70 million and $83 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-HGV Timeshare Financing Receivables
	March 31, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$516	$536	$1,052
31 - 90 days past due	6	9	15
91 - 120 days past due	2	3	5
121 days and greater past due	2	63	65
	$526	$611	$1,137

	Legacy-HGV Timeshare Financing Receivables
	December 31, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$569	$488	$1,057
31 - 90 days past due	6	6	12
91 - 120 days past due	2	2	4
121 days and greater past due	2	77	79
	$579	$573	$1,152

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

Our gross balances by average FICO score of our Legacy-Diamond acquired and originated timeshare financing receivables were as follows:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	March 31, 2022	December 31, 2021
FICO score
700+	$550	$601
600-699	336	356
<600	67	70
No score(1)	11	11
	$964	$1,038

(1) Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	March 31, 2022	December 31, 2021
FICO score
700+	$213	$172
600-699	83	60
<600	16	11
No score(1)	3	2
	$315	$245

(1) Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following tables detail our Legacy-Diamond acquired and originated timeshare financing receivables by the origination year and average FICO score as of March 31, 2022:

Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO score
700+	$—	$105	$118	$138	$88	$101	$550
600-699	—	58	67	85	48	78	336
<600	—	13	17	14	5	18	67
No score(1)	—	2	2	2	1	4	11
	$—	$178	$204	$239	$142	$201	$964

(1) Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO score
700+	$89	$124	$—	$—	$—	$—	$213
600-699	30	53	—	—	—	—	83
<600	6	10	—	—	—	—	16
No score(1)	1	2	—	—	—	—	3
	$126	$189	$—	$—	$—	$—	$315

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

As of March 31, 2022 and December 31, 2021, we had ceased accruing interest on Legacy-Diamond timeshare financing receivables with an aggregate principal balance of $396 million and $369 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-Diamond Timeshare Financing Receivables
	March 31, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$397	$447	$844
31 - 90 days past due	14	25	39
91 - 120 days past due	5	9	14
121 days and greater past due	10	372	382
	$426	$853	$1,279

	Legacy-Diamond Timeshare Financing Receivables
	December 31, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$496	$385	$881
31 - 90 days past due	15	18	33
91 - 120 days past due	6	5	11
121 days and greater past due	14	344	358
	$531	$752	$1,283

Note 8: Inventory

Inventory was comprised of the following:

	March 31,	December 31,
($ in millions)	2022	2021
Completed unsold VOIs	$1,187	$1,219
Construction in process	27	20
Land, infrastructure and other	1	1
	$1,215	$1,240

The table below presents costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory.

	Three months ended March 31,
($ in millions)	2022	2021
Cost of sales true-up(1)	$7	$6
Cost of VOI sales related to fee-for-service upgrades	2	1

(1) For the three months ended March 31, 2022 and 2021, the cost of sales true-up reduced costs of VOI sales and increased inventory.

Note 9: Property and Equipment

Property and equipment were comprised of the following:

	March 31,	December 31,
($ in millions)	2022	2021
Land	$193	$193
Building and leasehold improvements	405	405
Furniture and equipment	81	82
Construction in progress	240	231
	919	911
Accumulated depreciation	(165)	(155)
	$754	$756

Note 10: Consolidated Variable Interest Entities

As of March 31, 2022 and December 31, 2021, we consolidated 11 variable interest entities (“VIEs”). The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.

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

As part of the Diamond Acquisition, we acquired the variable interests in the entities associated with Diamond’s outstanding timeshare financing receivables securitization transactions and two conduit facilities. They have been aggregated for disclosure purposes as they are similar in nature to our previously established VIEs. As of March 31, 2022 and December 31, 2021, the conduit facilities had an outstanding balance of $125 million and $133 million, respectively.

Our unaudited condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	March 31,	December 31,
($ in millions)	2022	2021
Restricted cash	$61	$62
Timeshare financing receivables, net	893	1,021
Non-recourse debt(1)	1,043	1,195

(1) Net of deferred financing costs.

During the three months ended March 31, 2022 and 2021, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 11: Investments in Unconsolidated Affiliates

As of March 31, 2022, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holding LLC, respectively, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. Our investment interests in and equity earned from both VIEs are included in the consolidated balance sheets as Investments in unconsolidated affiliates and in the consolidated statements of operations as Equity in earnings from unconsolidated affiliates, respectively.

Our two unconsolidated affiliates have aggregated debt balances of $433 million and $463 million as of March 31, 2022 and December 31, 2021, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totals $62 million and $59 million as of March 31, 2022 and December 31, 2021, respectively, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 19: Related Party Transactions for additional information.

Note 12: Intangible Assets

Intangible assets and related accumulated amortization were as follows:

	March 31, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(8)	$10
Management contracts	1,340	(137)	1,203
Club member relationships	139	(18)	121
Capitalized software	144	(78)	66
	$1,641	$(241)	$1,400

	December 31, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(5)	$13
Management contracts	1,340	(106)	1,234
Club member relationships	139	(12)	127
Capitalized software	138	(71)	67
	$1,635	$(194)	$1,441

We acquired definite-lived intangible assets as part of the Diamond Acquisition, which have been valued in the amount of $1,431 million as of the Acquisition Date. Refer to Note 3: Diamond Acquisition for further details. Amortization expense on intangible assets was $48 million and $4 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

Note 13: Debt & Non-recourse Debt

Debt

The following table details our outstanding debt balance and its associated interest rates:

	March 31,	December 31,
($ in millions)	2022	2021
Debt(1)
Senior secured credit facility
Term loan with a rate of 3.50%, due 2028	$1,294	$1,297
Revolver with a rate of 2.47%, due 2026	300	300
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Other debt	28	27
	2,972	2,974
Less: unamortized deferred financing costs and discounts(2)(3)	(59)	(61)
	$2,913	$2,913

(1) As of March 31, 2022 and December 31, 2021, weighted-average interest rates were 4.088% and 4.052%, respectively.

(2) Amount includes unamortized deferred financing costs related to our term loan and senior notes of $31 million and $22 million, respectively, as of March 31, 2022 and $33 million and $22 million, respectively, as of December 31, 2021. This amount also includes unamortized original issuance discounts of $6 million as of March 31, 2022 and December 31, 2021.

(3) Amount does not include unamortized deferred financing costs of $5 million as of March 31, 2022 and December 31, 2021 related to our revolving facility which are included in Other assets in our unaudited condensed consolidated balance sheets.

Senior secured credit facilities

During the three months ended March 31, 2022, we repaid $3 million under the senior secured credit facilities. As of March 31, 2022, we had $1 million of letters of credit outstanding under the revolving credit facility and $2 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of March 31, 2022.

We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. Such interest rate swaps converted the LIBOR based variable rates on our Revolver and Term Loan to average fixed rates of 0.53 percent per annum with maturities in 2023 and 1.58 percent with maturities between 2023 and 2028, respectively, for the balance on these borrowings up to the notional values of our interest rate swaps. As of March 31, 2022, the notional values of the interest rate swaps under our Revolver and Term Loan were $165 million and $550 million, respectively. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our unaudited condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the estimated fair value of our cash flow hedges are $32 million and $2 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. The following table reflects the activity in accumulated other comprehensive income related to our derivative instruments during the three months ended March 31, 2022.

Net unrealized gain on derivative instruments
Balance as of December 31, 2021	$2
Other comprehensive income before reclassifications, net	21
Reclassification to net income	1
Balance as of March 31, 2022	$24

Non-recourse Debt

The following table details our outstanding non-recourse debt balance and associated interest rates:

	March 31,	December 31,
($ in millions)	2022	2021
Non-recourse debt(1)
Timeshare Facility with an average rate of 2.20%, due 2023(3)	$161	$131
HGV Securitized Debt with a weighted average rate of 2.711%, due 2028	62	70
HGV Securitized Debt with a weighted average rate of 3.602%, due 2032	131	143
HGV Securitized Debt with a weighted average rate of 2.431%, due 2033	136	151
HGV Securitized Debt with a weighted average rate of 3.658%, due 2039	180	193
Diamond Resorts Premium Yield Facility with an average rate of 4.766%, due 2031	7	8
Diamond Resorts Conduit Facility with an average rate of 2.250%, due 2023	125	125
Diamond Resorts Conduit Facility with an average rate of 3.000%, due 2024	—	8
Diamond Resorts Owner Trust 2017 with a weighted average rate of 3.504%, due 2029	—	41
Diamond Resorts Owner Trust 2018 with a weighted average rate of 4.061%, due 2031	81	92
Diamond Resorts Owner Trust 2019 with a weighted average rate of 3.277%, due 2032	127	148
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2032	198	224
	1,208	1,334
Less: unamortized deferred financing costs(2)	(5)	(6)
	$1,203	$1,328

(1) As of March 31, 2022 and December 31, 2021, weighted-average interest rates were 2.873% and 2.876%, respectively.

(2) Amount relates to Securitized Debt only and does not include unamortized deferred financing costs of $2 million and $2 million as of March 31, 2022 and December 31, 2021, respectively, relating to our Timeshare Facility included in Other Assets in our unaudited condensed consolidated balance sheets.

(3) In connection with the amendment to the Timeshare Facility executed in August 2020, the revolving commitment period of the Timeshare Facility terminates in August 2022, however the repayment maturity date extends 12 months beyond the commitment termination date to August 2023.

The Timeshare Facility and Premium Yield Facility are non-recourse obligations payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. The Timeshare Facility has a borrowing capacity of $450 million. Furthermore, we have access to two additional conduit facilities which are non-recourse obligations with customary provisions similar to the Timeshare Facility, each of which bear a variable interest rate plus a margin and are subject to non-use fees. The conduit facilities are due in 2023 and 2024 and have a borrowing capacity of $125 million and $150 million, respectively. These conduit facilities were issued through variable interest entities. See Note 10: Consolidated Variable Interest Entities for more information.

We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility, Premium Yield Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $66 million and $67 million as of March 31, 2022 and December 31, 2021, respectively, and were included in Restricted cash in our unaudited condensed consolidated balance sheets.

Debt Maturities

The contractual maturities of our debt and non-recourse debt as of March 31, 2022 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2022 (remaining)	$12	$355	$367
2023	15	562	577
2024	14	88	102
2025	13	138	151
2026	313	38	351
Thereafter	2,605	27	2,632
	$2,972	$1,208	$4,180

Note 14: Fair Value Measurements

The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	March 31, 2022
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,718	$—	$1,836
Liabilities:
Debt, net(2)	2,913	2,564	338
Non-recourse debt, net(2)	1,203	905	291

	December 31, 2021
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,747	$—	$1,905
Liabilities:
Debt, net(2)	2,913	2,663	340
Non-recourse debt, net(2)	1,328	1,080	270

(1) Carrying amount net of allowance for financing receivables losses.

(2) Carrying amount net of unamortized deferred financing costs and discount.

Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values. The table above excludes cash and cash equivalents, restricted cash, accounts receivable, accounts payable, advance deposits and accrued liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. Our estimated fair value of derivative financial instruments is considered a level 2 measurement and is included in Note 13: Debt and non-recourse debt above. Our valuation methodology is categorized based on each asset or liability's respective measurement inputs and their correlation to information available in active markets as follows:

•
Level 1 - Measurements based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•
Level 2 - Measurements based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or market data other than quoted prices that are observable.
•
Level 3 - Measurements based on unobservable data that are supported by little or no market activity and are significant to the valuation methodology.

The estimated fair value of our level 2 derivative financial instruments was determined utilizing projected future cash flows discounted based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

The estimated fair value of our level 3 debt was determined utilizing indicative quotes obtained for similar issuances and projected future cash flows discounted at risk-adjusted rates.

The estimated fair value of our level 3 non-recourse debt was determined utilizing projected future cash flows discounted at risk-adjusted rates.

Non-recurring fair value measurements

Our assets that are measured at fair value on a non-recurring basis, include land and infrastructure held for sale. These assets were measured to their estimated fair value as of December 31, 2021. We utilized the market approach for the land and cost approach for infrastructure to determine their respective fair values. The fair value calculations involve judgement and are sensitive to key assumptions utilized, including comparative sales for land (level 2) and replacement costs for infrastructure (level 3). There has been no change to the estimated fair value of these assets for the three months ended March 31, 2022.

Note 15: Leases

We lease sales centers, office space and equipment under operating leases, some of which we acquired as part of the Diamond Acquisition. Our leases expire at various dates from 2022 through 2030, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

As part of our integration of business operations from the Diamond Acquisition, we ceased utilizing one leased office space in the three months ended March 31, 2022, which the Company considered a triggering event for impairment analysis. We recognized impairment on the related right-of-use asset of $3 million in the three months ended March 31, 2022.

We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Rent expense for all operating leases for the three months ended March 31, 2022 and 2021 was $7 million and $4 million, respectively. These amounts include $1 million of short-term and variable lease costs for the three months ended March 31, 2022 and 2021.

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
($ in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7	$5
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2	—

Supplemental balance sheet information related to operating leases was as follows:

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term of operating leases (in years)	4	4
Weighted-average discount rate of operating leases	4.31%	4.35%

The future minimum lease payments under noncancelable operating leases, due in each of the next five years and thereafter as of March 31, 2022, are as follows:

($ in millions)	Operating Leases
Year
2022 (remaining)	20
2023	26
2024	18
2025	15
2026	9
Thereafter	6
Total future minimum lease payments	$94
Less: imputed interest	(9)
Present value of lease liabilities	$85

Note 16: Income Taxes

At the end of each quarter, we estimate the effective tax rate expected to be applied for the full year. The effective tax rate for the three months ended March 31, 2022 and 2021 was approximately 28 percent and 46 percent, respectively. The effective tax rate is lower primarily due to the impact of non-recurring discrete items and share-based compensation awards relative to pre-tax income (loss) through the first quarter of 2022 as compared to the first quarter of 2021.

Note 17: Share-Based Compensation

Stock Plan

We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units (“Performance RSUs”) and nonqualified stock options (“Options”) to certain employees and directors. We recognized share-based compensation expense of $11 million and $4 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, unrecognized compensation costs for unvested awards was approximately $72 million, which is expected to be recognized over a weighted average period of 1.9 years. As of March 31, 2022, there were 2,679,077 shares of common stock available for future issuance under this plan.

Service RSUs

During the three months ended March 31, 2022, we issued 750,653 Service RSUs with a grant date fair value of $44.09, which generally vest in equal annual installments over three years from the date of grant.

Options

During the three months ended March 31, 2022, we issued 389,536 Options with an exercise price of $44.09, which generally vest over three years from the date of the grant.

The weighted-average grant date fair value of these options was $20.08, which was determined using the Black-Scholes-Merton option-pricing model with the assumptions included in the table below. Expected volatility is calculated using our historical and implied volatility of our share price. Dividend yield is calculated based on our expected future payout at the time of issuance. Risk-free rate is based on the yields of U.S. Department of Treasury instruments with similar maturities. Expected term is estimated using the vesting period and contractual term of the Options.

Expected volatility	45.8%
Dividend yield	—%
Risk-free rate	1.7%
Expected term (in years)	6.0

As of March 31, 2022, we had 1,547,979 Options outstanding that were exercisable.

Performance RSUs

During the three months ended March 31, 2022, we issued 93,064 Performance RSUs with a grant date fair value of $44.09. The Performance RSUs are settled at the end of a two-year performance period, with 50 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50 percent of the Performance RSUs are subject to the achievement of certain contract sales targets.

We determined that the performance conditions for our Performance RSUs are probable of achievement and, for the three months ended March 31, 2022, we recognized compensation expense based on the number of Performance RSUs we expect to vest.

Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the Plan, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95 percent of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. During the three months ended March 31, 2022 and 2021, we recognized less than $1 million of compensation expense related to this plan.

Note 18: Earnings (Loss) Per Share

The following tables below present the calculation of our basic and diluted earnings (loss) per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
($ and shares outstanding in millions, except per share amounts)	2022	2021
Basic EPS:
Numerator:
Net income (loss)(1)	$51	$(7)
Denominator:
Weighted average shares outstanding	120	85
Basic EPS	$0.42	$(0.08)
Diluted EPS:
Numerator:
Net income (loss)(1)	$51	$(7)
Denominator:
Weighted average shares outstanding	122	85
Diluted EPS	$0.42	$(0.08)

(1) Net income (loss) for the three months ended March 31, 2022 and 2021 was $50,768,844 and $(6,771,415), respectively.

	Three months ended March 31,
	2022	2021
Weighted average shares outstanding:
Basic EPS	119,980,766	85,307,705
Diluted EPS	121,844,837	85,307,705

For the three months ended March 31, 2022 and 2021, we excluded 338,109 and 638,050, respectively, of share-based compensation awards because their effect would have been anti-dilutive under the treasury stock method.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings (loss) per common share by application of the treasury stock method using average market prices during the period. Potentially dilutive shares of 943,373 were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share three months ended March 31, 2021 because their effect would have been anti-dilutive under the treasury stock method.

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

We record Equity in earnings from our unconsolidated affiliates in our unaudited condensed consolidated statements of operations. See Note 11: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Elara, by Hilton Grand Vacations and Liberty Place Charleston, by Hilton Club. These amounts are summarized in the following table and are included in Sales, marketing, brand, and other fees on our unaudited condensed consolidated statements of operations as of the date they became related parties.

We also had $20 million of outstanding receivables related to the fee-for-service agreements included in Accounts receivable, net on our unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

	Three Months Ended March 31,
($ in millions)	2022	2021
Equity in earnings from unconsolidated affiliates	$3	$2
Commissions and other fees	33	13

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

Below is the presentation of our reportable segment results which include the acquired Diamond operations within both segments since the Acquisition Date. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended March 31,
($ in millions)	2022	2021
Revenues:
Real estate sales and financing	$452	$123
Resort operations and club management(1)	268	80
Total segment revenues	720	203
Cost reimbursements	66	35
Intersegment eliminations(1)(2)	(7)	(3)
Total revenues	$779	$235

(1) Includes charges to the real estate sales and financing segment from the resort operations and club management segment for fulfillment of discounted marking package stays at resorts. These charges totaled $7 million and $3 million for the three months ended March 31, 2022 and 2021, respectively.

(2) Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for the three months ended March 31, 2022 and 2021.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income (loss):

	Three Months Ended March 31,
($ in millions)	2022	2021
Adjusted EBITDA:
Real estate sales and financing(1)	$153	$27
Resort operations and club management(1)	101	42
Segment Adjusted EBITDA	254	69
Acquisition and integration-related expense	(13)	(15)
General and administrative	(42)	(21)
Depreciation and amortization	(60)	(11)
License fee expense	(25)	(14)
Other gain (loss), net	1	(1)
Interest expense	(33)	(15)
Income tax (expense) benefit	(20)	6
Equity in earnings from unconsolidated affiliates	3	2
Impairment expense	(3)	(1)
Other adjustment items(2)	(11)	(6)
Net income (loss)	$51	$(7)

(1) Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.

(2) For the three months ended March 31, 2022 and 2021, this amount includes costs associated with restructuring, one-time charges and other non-cash items included within our reportable segments.

Note 21: Commitments and Contingencies

Commitments

We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2022, we were committed to purchase approximately $329 million of inventory and land over a period of 9 years and $15 million of other commitments in the normal course of business. Additionally, we have committed to develop additional vacation ownership units at an existing resort in Japan. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the three months ended March 31, 2022, we did not make any purchases related to our inventory commitments. During the three months ended March 31, 2021, we completed $1 million of purchases required under our inventory-related purchase commitments. As of March 31, 2022, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2022 (remaining)	2023	2024	2025	2026	Thereafter	Total
Inventory purchase obligations	$59	$215	$40	$3	$3	$9	$329
Other commitments(1)	10	5	—	—	—	—	15
Total	$69	$220	$40	$3	$3	$9	$344

(1) Primarily relates to commitments related to information technology and sponsorships.

Rebranding Costs

As part of the Diamond Acquisition and per our licensing agreement with Hilton, we are committed to rebranding Diamond properties to brands that meet Hilton standards. As of March 31, 2022, we have incurred rebranding costs in respect to information technology and sales centers, and expect rebranding to occur over a period of several years.

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

As of March 31, 2022, we accrued liabilities of approximately $117 million for all legal matters that were contingencies. Substantially all of these accrued liabilities are related to matters that existed as of the Acquisition Date, of which approximately $24 million are subject to change during the measurement period of the Diamond Acquisition. See Note 3: Diamond Acquisition. Approximately $92 million of these accrued liabilities relate to a judgment entered against Diamond in March 2022 in connection with a case filed in 2015 that was not deemed probable and estimable as of the Acquisition Date. This matter is subject to insurance coverage and as a result as of March 31, 2022, we recorded an insurance claim receivable of $92 million within Accounts receivable, net in our unaudited condensed consolidated balance sheet.

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

Note 22: Subsequent Events

On April 21, 2022, we completed a $246 million securitization of our gross timeshare financing receivables with an overall weighted average interest rate of 4.30 percent and an overall advance rate of 95 percent. The proceeds were primarily used to pay down one of our conduit facilities in full, which was a total of $115 million, and for general corporate purposes.

On May 3, 2022, we amended the terms of the Timeshare Facility to increase the borrowing capacity from $450 million to $750 million, allowing us to borrow up to the maximum amount until May 2024 and requiring all amounts borrowed to be repaid in 2025. The Timeshare Facility is secured by certain timeshare financing receivables in our loan portfolio.

On May 4, 2022, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021.

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

HGV cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond HGV’s control, which may cause the actual results, performance or achievements to be materially different from the future results. Factors that could cause HGV’s actual results to differ materially from those contemplated by its forward-looking statements include: risks that HGV may not realize the expected cost savings, synergies, growth and other benefits from the Diamond Acquisition or that the costs related to the Diamond Acquisition are greater than anticipated; risks that there may be significant costs and expenses associated with liabilities related to the Diamond business that were either unknown or are greater than those anticipated at the time of the Diamond Acquisition; risks that HGV may not be successful in integrating the Diamond business into all aspects of our business and operations, including the conversion and rebranding of the Diamond properties, rooms and sales facilities into HGV-branded assets, or that the integration will take longer than anticipated; the potential magnification of our operational risks as a result of the Diamond Acquisition and integration of the Diamond business; risks related to disruption of management’s attention from HGV’s ongoing business operations due to its efforts to integrate Diamond Resorts into HGV; any adverse effect of the Diamond Acquisition on HGV’s reputation, relationships, operating results and business generally; the continuing impact of the COVID-19 pandemic on HGV’s business, operating results, and financial condition; the extent and duration of the impact of the COVID-19 pandemic on global economic conditions; HGV’s ability to meet its liquidity needs; risks related to HGV’s indebtedness, especially in light of the significant amount of indebtedness we incurred to complete the Diamond Acquisition; inherent business risks, market trends and competition within the timeshare and hospitality industries; HGV’s ability to successfully source inventory and market, sell and finance VOIs; default rates on our financing receivables (including those financing receivables related to the Diamond business); the reputation of and our ability to access Hilton brands and programs, including the risk of a breach or termination of our license agreement with Hilton; the integration of Diamond’s operations as part of our overall brand that is governed by the terms of the license agreement; compliance with and changes to United States and global laws and regulations, including those related to anti-corruption and privacy; risks related to HGV’s acquisitions, joint ventures, and other partnerships; HGV’s dependence on third-party development activities to secure just-in-time inventory; the performance of HGV’s information technology systems and our ability to maintain data security; regulatory proceedings or litigation; adequacy of our workforce to meet HGV’s business and operation needs; HGV’s ability to attract and retain key executives and employees with skills and capacity to meet our needs; and natural disasters or adverse geo-political conditions. Any one or more of the foregoing or other factors could adversely impact HGV’s operations, revenue, operating profits and margins, key business operational metrics discussed under “— Operational Metrics” below, financial condition or credit rating.

For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and those described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.

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

Overview

Our Business

We are a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our Company also owns and operates Diamond Resorts International ("Diamond") and are in the process of rebranding Diamond properties and sales centers to brands that meet Hilton standards. Our operations primarily consist of: selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs”, "VOI") for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and multi-resort trusts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Legacy-HGV Club”) and Diamond points-based clubs.

As of March 31, 2022, we have 154 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada, and Japan. A significant number of our properties and VOIs are concentrated in Florida, Nevada, Hawaii, Europe, California, Virginia and Arizona. and feature spacious, condominium-style accommodations with superior amenities and quality service. As of March 31, 2022, we have approximately 335,000 Hilton Grand Vacations Club and Hilton Club members. Legacy-HGV Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 6,800 properties, as well as numerous experiential vacation options, such as cruises and guided tours. We also have 168,000 Diamond Club members who are able to utilize their points across the Diamond resorts, affiliated properties and alternative experiential options.

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

Diamond also operates in the hospitality and VOI industry, with a worldwide resort network of global vacation destinations. Diamond’s portfolio consists of resort properties that we manage, are included in one of Diamond's single- and multi-use trusts (collectively, the "Diamond Collections" or "Collections"), or are Diamond branded resorts in which we own inventory. In addition there are affiliated resorts and hotels, which we do not manage, and which do not carry the Diamond brand but are a part of Diamond's network and, through THE Club® and other Club offerings (the “Diamond Clubs”), are available for its members to use as vacation destinations.

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

Real Estate Sales and Financing

Our primary Legacy-HGV product is the marketing and selling of fee-simple VOIs deeded in perpetuity and right to use real estate interests, developed either by us or by third parties. This ownership interest is an interest in real estate generally equivalent to one week on an annual basis, at the timeshare resort where the VOI was purchased. Traditionally, timeshare operators have funded 100 percent of the investment necessary to acquire land and construct timeshare properties. In addition to developing our own properties, we source VOIs through fee-for-service and just-in-time agreements with third-party developers and have focused our inventory strategy on developing an optimal inventory mix focused on developed properties as well as fee-for-service and just-in-time agreements. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Legacy-HGV Club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory with the sale to purchasers. Sales of owned, including just-in-time inventory, generally result in greater Adjusted EBITDA contributions, while fee-for-service sales require less initial investment and allow us to accelerate our sales growth. Both sales of owned inventory and fee-for-service sales generate long-term, predictable fee streams, by adding to the Club membership base and properties under management, that generate strong returns on invested capital.

We also source VOIs through our Collections product which are represented by an annual or biennial allotment of points that can be utilized for vacations at any of the resorts in our network for varying lengths of stay. Purchasers of points generally do not acquire a direct ownership interest in the resort properties in our network. For each Collection, one or more trustees hold legal title to the deeded fee simple real estate interests or the functional equivalent, or, in some cases, leasehold real estate interests for the benefit of the respective Collection’s association members in accordance with the applicable agreements.

For the three months ended March 31, 2022, sales from fee-for-service, just-in-time, developed inventory and points-based sources were 25 percent, 14 percent, 19 percent and 42 percent, respectively, of contract sales. See “Key Business and Financial Metrics and Terms Used by Management — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $13 billion at current pricing.

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

We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe, and Japan. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have approximately 60 sales distribution centers in various domestic and international locations. A phased rebranding of sales centers that were acquired as part of the Diamond Acquisition began in late 2021. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton (Legacy-HGV only) and are frequent leisure travelers. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management—Real Estate Sales Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the three months ended March 31, 2022, 73 percent of our contract sales were to our existing owners.

We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5 percent to 25 percent per annum. Financing propensity was 65 percent for the three months ended March 31, 2022 and 2021. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Three Months Ended March 31,
	2022	2021
Weighted-average FICO score	740	735

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

We also manage and operate the Clubs, including the points-based Hilton Grand Vacations Club and Hilton Club exchange programs, which provide exclusive exchange, leisure travel and reservation services to our Legacy-HGV Club members, as well as the Diamond Clubs. When owners purchase a VOI, they are generally enrolled in a Club which allows the member to exchange their points for a number of vacation options. In addition to an annual membership fee, Club members pay incremental fees depending on exchanges they choose within the Club system.

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

For further information see Item 8. Financial Statements and Supplementary Data - Note 2: Basis of Presentation and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of Operations

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

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

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	$	%
Revenues:
Real estate sales and financing	$452	$123	329	NM(1)
Resort operations and club management(1)	268	80	188	NM(1)
Total segment revenues	720	203	517	NM(1)
Cost reimbursements	66	35	31	88.6%
Intersegment eliminations(1)(2)	(7)	(3)	(4)	NM(1)
Total revenues	$779	$235	544	NM(1)

(1) Fluctuation in terms of percentage change is not meaningful.

(2) Refer to Note 20: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income (loss), our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	$	%
Net income (loss)	$51	$(7)	58	NM(1)
Interest expense	33	15	18	NM(1)
Income tax expense (benefit)	20	(6)	26	NM(1)
Depreciation and amortization	60	11	49	NM(1)
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	1	(1)	NM(1)
EBITDA	164	14	150	NM(1)
Other (gain) loss, net	(1)	1	(2)	NM(1)
Share-based compensation expense	11	4	7	NM(1)
Impairment expense	3	1	2	NM(1)
Acquisition and integration-related expense	13	15	(2)	(13.3)%
Other adjustment items(2)	12	7	5	71.4%
Adjusted EBITDA	$202	$42	160	NM(1)

(1) Fluctuation in terms of percentage change is not meaningful.

(2) For the three months ended March 31, 2022 and 2021 this amount includes costs associated with restructuring, one-time charges, and other non-cash items. This also includes amortization of premiums resulting from purchase accounting.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	$	%
Adjusted EBITDA:
Real estate sales and financing(2)	$153	$27	126	NM(1)
Resort operations and club management(2)	101	42	59	NM(1)
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	3	3	—	—
License fee expense	(25)	(14)	(11)	78.6%
General and administrative(3)	(30)	(16)	(14)	87.5%
Adjusted EBITDA	$202	$42	160	NM(1)

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

The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended March 31,
($ in millions)	2022	2021
Sales of VOIs (deferrals)	$(42)	$(32)
Sales of VOIs recognitions	—	—
Net Sales of VOIs (deferrals) recognitions	(42)	(32)
Cost of VOI sales (deferrals)(1)	(13)	(10)
Cost of VOI sales recognitions	—	—
Net Cost of VOI sales (deferrals) recognitions(1)	(13)	(10)
Sales and marketing expense (deferrals)	(7)	(4)
Sales and marketing expense recognitions	—	—
Net Sales and marketing expense (deferrals) recognitions	(7)	(4)
Net construction (deferrals) recognitions	$(22)	$(18)

(1) Includes anticipated Costs of VOI sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete for the three months ended March 31, 2022 and 2021.

Real estate sales and financing segment revenues increased by $329 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a $273 million increase in sales revenue and a $27 million increase in financing revenue. Excluding the impact of the Diamond Acquisition, sales revenue primarily increased due to the increase in travel demand and reopening of nearly all of our resorts and sales centers by the end of the second quarter of 2021 in addition to an increase in the average transaction price corresponding with new inventory available for sale at resorts that were opened in the second half of 2021. This increase was partially offset by a $10 million increase in deferred revenue related to sales of VOIs of Maui Bay Villas Phase IB and The Beach Resort Sesoko Phase II projects. Financing revenue increased corresponding with an increase in interest income driven by a greater outstanding timeshare financing receivables balance and an increase in servicing fees and interest rates. Real estate sales and financing segment Adjusted EBITDA increased by $126 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the revenue increases discussed above in addition to improvements in our real estate sales and financing profit margins.

Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.

Resort Operations and Club Management

Resort operations and club management segment revenues increased by $188 million for the three months ended March 31, 2022 compared to the same period in 2021, driven by increases in rental and ancillary revenue of $104 million and resort and club management revenue of $80 million. Excluding the impact of the Diamond Acquisition, the increase in resort operations and club management revenues was driven by greater resort management revenue from the launch of new properties in the second half of 2021 as well as an increase in Club members. Rental and ancillary revenues also increased due to an increase in available rooms in addition to higher daily rates charged related to the aforementioned launch of new properties compared to the same period in 2021. Resort operations and club management segment adjusted EBITDA increased $59 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the increases in resort and club management and rental revenues described above, partially offset by a decrease in resort and club management profit margins associated with higher salaries and wages expense.

Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.

Real Estate Sales and Financing Segment

Real Estate

	Three Months Ended March 31,		Variance
($ in millions, except Tour flow and VPG)	2022	2021	$	%
Contract sales	$509	$139	370	NM(1)
Adjustments:
Fee-for-service sales(2)	(129)	(56)	(73)	NM(1)
Provision for financing receivables losses	(31)	(16)	(15)	93.8%
Reportability and other:
Net deferral of sales of VOIs under construction(3)	(42)	(32)	(10)	31.3%
Fee-for-service sale upgrades, net	4	2	2	100.0%
Other(4)	(42)	(4)	(38)	NM(1)
Sales of VOIs, net	$269	$33	236	NM(1)
Tour flow	98,601	27,948	70,653
VPG	$4,849	$4,647	$202

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

Contract sales increased by $370 million for the three months ended March 31, 2022 compared to the same period in 2021. Excluding the impact of the Diamond Acquisition, this increase was primarily due to an increase in tour flow and VPG corresponding with increases in travel demand and average transaction prices related to new inventory available for sale at resorts that were opened in the second half of 2021.

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	$	%
Sales, marketing, brand and other fees	$119	$53	66	NM(1)
Less:
Marketing revenue and other fees	50	21	29	NM(1)
Commissions and brand fees	69	32	37	NM(1)
Sales of VOIs, net	269	33	236	NM(1)
Sales revenue	338	65	273	NM(1)
Less:
Cost of VOI sales	40	3	37	NM(1)
Sales and marketing expense, net(2)	186	59	127	NM(1)
Real estate profit	$112	$3	109	NM(1)
Real estate profit margin	33.1%	4.6%

(1) Fluctuation in terms of percentage change is not meaningful.

(2) Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.

Real estate profit increased by $109 million for the three months ended March 31, 2022 compared to the same period in 2021. Excluding the impact of the Diamond Acquisition, this increase was driven by greater travel demand and the reopening of nearly all of our resorts and sales centers by the end of the second quarter of 2021. The increase in real estate profit was also attributed to a higher mix of sales of VOIs at new properties and greater commissions earned on sales of fee-for-service properties compared to the same period in 2021. For the three months ended March 31, 2022, cost of VOI sales increased consistent with the increase in sales revenue. For the same periods, marketing revenue and other fees also increased as a result of an increase in breakage rates on marketing packages.

Financing

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	$	%
Interest income(1)	$55	$31	24	77.4%
Other financing revenue	9	6	3	50.0%
Financing revenue	64	37	27	73.0%
Consumer financing interest expense(2)	7	7	—	—
Other financing expense	12	6	6	100.0%
Financing expense	19	13	6	46.2%
Financing profit	$45	$24	21	87.5%
Financing profit margin	70.3%	64.9%

(1) For the three months ended March 31, 2022, this amount includes $9 million of amortization of the premium related to the acquired timeshare financing receivables resulting from the Diamond Acquisition.

(2) For the three months ended March 31, 2022, this amount includes $3 million of amortization of the premium related to the acquired non-recourse debt resulting from the Diamond Acquisition.

Financing profit increased by $21 million for the three months ended March 31, 2022, compared to the same period in 2021. Excluding the impact of the Diamond Acquisition, financing revenue slightly increased due to an increase in the weighted average interest rate and carrying balance of the timeshare financing receivables portfolio. Financing expense also increased slightly due to increased costs associated with loan servicing, partially offset by a decrease in interest expense resulting from a decrease in the balance of securitized non-recourse debt compared to the same period in 2021.

Resort Operations and Club Management Segment

Resort and Club Management

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	$	%
Club management revenue	$51	$27	24	88.9%
Resort management revenue	74	18	56	NM(1)
Resort and club management revenues	125	45	80	NM(1)
Club management expense	10	5	5	100.0%
Resort management expense	26	3	23	NM(1)
Resort and club management expenses	36	8	28	NM(1)
Resort and club management profit	$89	$37	52	NM(1)
Resort and club management profit margin	71.2%	82.2%

(1) Fluctuation in terms of percentage change is not meaningful.

Resort and club management profit increased by $52 million for the three months ended March 31, 2022, compared to the same period in 2021. Excluding the impact of the Diamond Acquisition, the increase in resort operations and club management revenues was driven by greater resort management revenue from the launch of new properties subsequent to the first quarter of 2021 as well as an increase in Club members. Resort and club management expenses primarily increased due to the increases in resort and club management revenues described in addition to higher costs associated with salaries and wages.

Rental and Ancillary Services

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	$	%
Rental revenues	$124	$30	94	NM(1)
Ancillary services revenues	12	2	10	NM(1)
Rental and ancillary services revenues	136	32	104	NM(1)
Rental expenses	122	29	93	NM(1)
Ancillary services expense	10	2	8	NM(1)
Rental and ancillary services expenses	132	31	101	NM(1)
Rental and ancillary services profit	$4	$1	3	NM(1)
Rental and ancillary services profit margin	2.9%	3.1%		NM(1)

(1) Fluctuation in terms of percentage change is not meaningful.

Rental and ancillary services profit increased by $3 million compared to the same period in 2021. Excluding the impact of the Diamond Acquisition, rental and ancillary services revenue increased due to an increase in rooms available for rent corresponding with the launch of new properties in the second half of 2021 in addition to higher average daily rates charged compared to the same period in 2021. Rental and ancillary services expense increased consistent with the aforementioned launch of new properties.

Other Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	$	%
General and administrative	$42	$21	$21	100.0%
Depreciation and amortization	60	11	49	NM(1)
License fee expense	25	14	11	78.6%
Impairment expense	3	1	2	NM(1)

(1) Fluctuation in terms of percentage change is not meaningful.

The change in other operating expenses for the three months ended March 31, 2022 compared to the same period in 2021 was driven by increased costs subsequent to the Diamond Acquisition and increases in expenses related to share-based compensation. General and administrative expenses increased by $21 million primarily due to increased salaries and wages expenses corresponding with an increase in team members associated with the Diamond Acquisition. General and administrative expenses also increased due to expenses incurred associated with Performance RSUs during the three months ended March 31, 2022, that were not incurred in the same period in 2021 due to certain performance targets that were not expected to be achieved during that period. Depreciation and amortization increased due to additional amortization expense recognized related to management contracts, club member relationships and trade names acquired as a part of the Diamond Acquisition. License fee expense increased during the three months ended March 31, 2022 compared to the same period in 2021 due to improved segment results related to increased travel demand discussed above.

Acquisition and Integration-Related Expense

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	$	%
Acquisition and integration-related expense	$13	$15	$(2)	(13.3)%

Acquisition and integration-related costs include direct expenses related to the Diamond Acquisition including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants and employee-related costs such as severance and retention. Acquisition and integration-related costs slightly decreased due to decreased legal and professional fees incurred compared to the same period in 2021.

Non-Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	$	%
Interest expense	$33	$15	$18	NM(1)
Equity in earnings from unconsolidated affiliates	(3)	(2)	(1)	50.0%
Other (gain) loss, net	(1)	1	(2)	NM(1)
Income tax expense (benefit)	20	(6)	26	NM(1)

(1) Fluctuation in terms of percentage change is not meaningful.

The change in non-operating expenses for the three months ended March 31, 2022, compared to the same period in 2021 was primarily due to an increase in interest expense as a result of the issuance of our senior secured credit facility and senior notes in the second half of 2021, in addition to an increase in income tax expense driven by an increase in income before taxes. See Note 13: Debt and non-recourse debt and Note 16: Income Taxes for additional information.

Liquidity and Capital Resources

Overview

Our cash management objectives are to maintain the availability of liquidity, minimize operational costs, make debt payments and fund future acquisitions and development projects. Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including payroll and related benefits, legal costs, operating costs associated with the operation of our resorts and sales centers, interest and scheduled principal payments on our outstanding indebtedness, inventory-related purchase commitments, and capital expenditures for renovations and maintenance at our offices and sales centers. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, inventory-related purchase commitments and costs associated with acquisitions and development projects, including rebranding.

We finance our short- and long-term liquidity needs primarily through cash and cash equivalents, cash generated from our operations, draws on our senior secured credit facility and our non-recourse revolving timeshare credit facility (“Timeshare Facility”), and through periodic securitizations of our timeshare financing receivables.

•
As of March 31, 2022, we had total cash and cash equivalents of $817 million, including $303 million of restricted cash.
•
As of March 31, 2022, we have $699 million remaining borrowing capacity under the revolver facility.

•
As of March 31, 2022, we have $439 million remaining borrowing capacity in total under our Timeshare Facility, and conduit facilities due in 2023 and 2024. Of this amount, we have $154 million of mortgage notes that are available to be securitized and another $238 million of mortgage notes that we expect will become eligible as soon as they meet typical milestones including receipt of first payment, deeding, or recording.

We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2022, our inventory-related purchase commitments totaled $329 million over 9 years.

Sources and Uses of Our Cash

The following table summarizes our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	$
Net cash provided by (used in):
Operating activities	$270	$62	$208
Investing activities	(14)	(5)	(9)
Financing activities	(133)	(78)	(55)

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

The change in net cash flows provided by operating activities for the three months ended March 31, 2022, compared to the same period in 2021 was primarily driven by increased sales and operating performance compared to the prior year, as discussed above, in addition to an increase in net working capital from operations.

The following table summarizes our VOI inventory spending:

	Three Months Ended March 31,
($ in millions)	2022	2021
VOI spending - owned properties	$11	$15
VOI spending - fee-for-service upgrades(1)	3	2
Purchases and development of real estate for future conversion to inventory	1	6
Total VOI inventory spending	$15	$23

(1) Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects of $2 million and $1 million recorded in Costs of VOI sales for the three months ended March 31, 2022 and 2021, respectively.

Investing Activities

The following table summarizes our net cash used in investing activities:

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	$
Capital expenditures for property and equipment	(8)	(1)	(7)
Software capitalization costs	(6)	(4)	(2)
Net cash used in investing activities	$(14)	$(5)	$(9)

Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities in addition to capitalized costs associated with rebranding Legacy-Diamond properties as a result of the Diamond Acquisition. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.

The change in net cash used in investing activities for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to costs associated with the rebranding of Legacy-Diamond properties.

Financing Activities

The following table summarizes our net cash provided by financing activities:

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	$
Issuance of non-recourse debt	155	—	155
Repayment of debt	(3)	(2)	(1)
Repayment of non-recourse debt	(277)	(69)	(208)
Debt issuance costs	—	(3)	3
Payment of withholding taxes on vesting of restricted stock units	(8)	(5)	(3)
Proceeds from stock option exercises	1	2	(1)
Other financing activity	(1)	(1)	—
Net cash used in financing activities	$(133)	$(78)	$(55)

The change in net cash provided by financing activities for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to an increase in drawings and repayments of non-recourse debt acquired as a part of the Diamond Acquisition.

Contractual Obligations

Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, and obligations associated with our debt, non-recourse debt and the related interest. As of March 31, 2022, we were committed to $5,501 million in contractual obligations over 9 years, $581 million of which will be fulfilled in the remainder of 2022. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 21: Commitments and Contingencies, Note 13: Debt and Non-recourse Debt and Note 15: Leases in our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. We also intend to rebrand Diamond properties to brands that meet Hilton standards pursuant to the Amended and Restated License Agreement with Hilton.

We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $296 million as of March 31, 2022 which primarily consist of escrow and construction related bonds.

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

The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:

Summarized Financial Information

($ in millions)	March 31,	December 31,
Assets	2022	2021
Cash and cash equivalents	$407	$333
Restricted cash	201	165
Accounts receivable, net - due from non-guarantor subsidiaries	40	45
Accounts receivable, net - due from related parties	20	20
Accounts receivable, net - other	355	231
Timeshare financing receivables, net	729	678
Inventory	712	727
Property and equipment, net	692	693
Operating lease right-of-use assets, net	62	66
Investments in unconsolidated affiliates	62	59
Goodwill	1,351	1,377
Intangible assets, net	1,400	1,441
Land and Infrastructure held for sale	41	41
Other assets	475	263
Total assets	$6,547	$6,139

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$40	$45
Accounts payable, accrued expenses and other - other	814	592
Advanced deposits	123	111
Debt, net	2,913	2,912
Operating lease liabilities	82	83
Deferred revenues	268	150
Deferred income tax liabilities	669	649
Total liabilities	$4,909	$4,542

Three Months Ended March 31,
($ in millions)	2022
Total revenues - transactions with non-guarantor subsidiaries	$2
Total revenues - other	692
Operating income	92
Net income	45

Subsequent Events

On April 21, 2022, we completed a $246 million securitization of our gross timeshare financing receivables with an overall weighted average interest rate of 4.30 percent and an overall advance rate of 95 percent. The proceeds were primarily used to pay down one of our conduit facilities in full, which was a total of $115 million, and for general corporate purposes.

On May 3, 2022, we amended the terms of the Timeshare Facility to increase the borrowing capacity from $450 million to $750 million, allowing us to borrow up to the maximum amount until May 2024 and requiring all amounts borrowed to be repaid in 2025. The Timeshare Facility is secured by certain timeshare financing receivables in our loan portfolio.

On May 4, 2022, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and currency exchange rates. We manage our exposure to these risks by monitoring available financing alternatives and through pricing policies that may take into account currency exchange rates. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt, comprised of the term loans, Revolver and our Timeshare Facility and conduit facilities, of which the Timeshare Facility and conduit facilities, are without recourse to us. The interest rates are based on one-month LIBOR and we are most vulnerable to changes in this rate. We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt.

Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded as a liability in Accounts payable, accrued expenses and other in our unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. For further information regarding these swaps, see Note 13: Debt and Non-recourse Debt and Note: 14: Fair Value Measurements.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes in control over financial reporting to integrate the business we acquired in the Diamond Acquisition.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums as detailed above in Note 21: Commitments and Contingencies. Management has evaluated these legal matters and we believe certain unfavorable outcomes are reasonably probable and estimable. We have accrued liabilities for these matters which are included in the March 31, 2022 unaudited condensed consolidated financial statements. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2022 will not have a material effect on our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

The following represents important updates to the risk factors previously disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”). The risk factors included in our 2021 Form 10-K are important to understanding our business, operation, results of operations, financial condition, prospects, and our statements generally in this Form 10-Q. Therefore, they should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

In addition, the following risks and those risks described in our 2021 Form 10-K contain forward-looking statements, and they may not be the only risks facing the Company. The future business, results of operations and financial condition of the Company can be affected by the risk factors described in such reports and by other factors currently unknown, that management presently believes not to be material, that management has made certain forward looking projections, estimates or assumptions on, or that may rapidly evolve, develop or change. Any one or more of such factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially and adversely from past, or from anticipated future financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, results of operations and financial condition and the trading price of our common stock. Because of these factors affecting our financial condition, key business operational metrics, and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and diminish our cash reserves.

On May 4, 2022, our Board of Directors authorized a share repurchase program (the "Repurchase Program"), pursuant to which we may repurchase up to $500 million of our common stock over a two year period. The timing and amount of repurchases of shares of our common stock, if any, will depend upon several factors, such as the market price of our common stock, general market and economic conditions, our working capital requirements and corporate strategy, the terms of our financing arrangements and applicable legal requirements. We are not obligated to repurchase any specific number or amount of shares of common stock pursuant to the Repurchase Program, and we may modify, suspend or terminate the Repurchase Program at any time without prior notice. Repurchases of our common stock pursuant to the Repurchase Program could impact our stock price and increase its volatility. The existence of the Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program. Additionally, the Repurchase Program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. There can be no assurance that any share repurchases will enhance long-term stockholder value, and the market price of our common stock may decline below the levels at which we repurchased shares of stock.

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

___________________________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May 2022.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Senior Executive Vice President and Chief Financial Officer