Form 10-Q
period 2022-06-30
Hilton Grand Vacations Inc.
filed 2022-08-09
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to ________
Commission file number 001-37794
____________________________________________
Hilton Grand Vacations Inc.
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________

Delaware	81-2545345
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6355 MetroWest Boulevard, Suite 180,
Orlando, Florida	32835
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (407) 613-3100
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)
____________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 4, 2022 was 117,692,987.

HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$374	$432
Restricted cash	292	263
Accounts receivable, net of allowance for doubtful accounts of $48 and $39	413	302
Timeshare financing receivables, net	1,689	1,747
Inventory	1,241	1,240
Property and equipment, net	801	756
Operating lease right-of-use assets, net	60	70
Investments in unconsolidated affiliates	66	59
Goodwill	1,357	1,377
Intangible assets, net	1,358	1,441
Land and infrastructure held for sale	—	41
Other assets	481	280
TOTAL ASSETS (variable interest entities - $915 and $1,100)	$8,132	$8,008
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$976	$673
Advanced deposits	130	112
Debt, net	2,787	2,913
Non-recourse debt, net	1,024	1,328
Operating lease liabilities	80	87
Deferred revenues	360	237
Deferred income tax liabilities	698	670
Total liabilities (variable interest entities - $811 and $1,199)	6,055	6,020
Commitments and contingencies - see Note 21
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 118,501,896 shares issued and outstanding as of June 30, 2022 and 119,904,001 shares issued and outstanding as of December 31, 2021	1	1
Additional paid-in capital	1,626	1,630
Accumulated retained earnings	424	357
Accumulated other comprehensive income	26	—
Total equity	2,077	1,988
TOTAL LIABILITIES AND EQUITY	$8,132	$8,008
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Sales of VOIs, net	$361	$76	$630	$109
Sales, marketing, brand and other fees	161	81	280	134
Financing	64	37	128	74
Resort and club management	124	48	249	93
Rental and ancillary services	171	54	307	86
Cost reimbursements	67	38	133	73
Total revenues	948	334	1,727	569
Expenses
Cost of VOI sales	65	21	105	24
Sales and marketing	284	116	527	198
Financing	22	11	41	24
Resort and club management	37	11	73	19
Rental and ancillary services	150	36	282	67
General and administrative	66	30	108	51
Acquisition and integration-related expense	17	14	30	29
Depreciation and amortization	64	12	124	23
License fee expense	32	19	57	33
Impairment (reversal) expense	(3)	—	—	1
Cost reimbursements	67	38	133	73
Total operating expenses	801	308	1,480	542
Interest expense	(35)	(17)	(68)	(32)
Equity in earnings from unconsolidated affiliates	4	4	7	6
Other loss, net	(2)	(1)	(1)	(2)
Income (loss) before income taxes	114	12	185	(1)
Income tax (expense) benefit	(41)	(3)	(61)	3
Net income	$73	$9	$124	$2
Earnings per share:
Basic	$0.60	$0.10	$1.03	$0.02
Diluted	$0.60	$0.10	$1.01	$0.02
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$73	$9	$124	$2
Derivative instrument adjustments, net of tax	10	—	32	—
Foreign currency translation adjustments	(6)	—	(6)	—
Other comprehensive income, net of tax	4	—	26	—
Comprehensive income	$77	$9	$150	$2
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$124	$2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124	23
Amortization of deferred financing costs, acquisition premiums and other	25	10
Provision for financing receivables losses	71	28
Impairment expense	—	1
Other loss, net	2	2
Share-based compensation	26	18
Deferred income tax expense	—	9
Equity in earnings from unconsolidated affiliates	(7)	(6)
Net changes in assets and liabilities:
Accounts receivable, net	(73)	(101)
Timeshare financing receivables, net	(52)	18
Inventory	20	(29)
Purchases and development of real estate for future conversion to inventory	(1)	(17)
Other assets	(159)	(35)
Accounts payable, accrued expenses and other	290	59
Advanced deposits	17	—
Deferred revenues	123	110
Net cash provided by operating activities	530	92
Investing Activities
Capital expenditures for property and equipment	(19)	(4)
Software capitalization costs	(16)	(9)
Net cash used in investing activities	(35)	(13)
Financing Activities
Issuance of debt	—	1,350
Issuance of non-recourse debt	402	—
Repayment of debt	(132)	(55)
Repayment of non-recourse debt	(697)	(118)
Debt issuance costs and discounts	(7)	(3)
Repurchase and retirement of common stock	(78)	—
Payment of withholding taxes on vesting of restricted stock units	(8)	(5)
Proceeds from employee stock plan purchases	2	1
Proceeds from stock option exercises	1	6
Other financing activity	(1)	(1)
Net cash (used in) provided by financing activities	(518)	1,175
Effect of changes in exchange rates on cash, cash equivalents & restricted cash	(6)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(29)	1,254
Cash, cash equivalents and restricted cash, beginning of period	695	526
Cash, cash equivalents and restricted cash, end of period	$666	$1,780
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount
Balance as of December 31, 2021	120	$1	$1,630	$357	$—	$1,988
Net income	—	—	—	51	—	51
Activity related to share-based compensation	—	—	4	—	—	4
Derivative instrument adjustments, net of tax	—	—	—	—	22	22
Balance as of March 31, 2022	120	$1	$1,634	$408	$22	$2,065
Net income	—	—	—	73	—	73
Activity related to share-based compensation	—	—	16	—	—	16
Foreign currency translation adjustments	—	—	—	—	(6)	(6)
Derivative instrument adjustments, net of tax	—	—	—	—	10	10
Employee stock plan issuance	—	—	2	—	—	2
Repurchase and retirement of common stock	(2)	—	(26)	(57)	—	(83)
Balance as of June 30, 2022	118	$1	$1,626	$424	$26	$2,077

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount
Balance as of December 31, 2020	84	$1	$192	$181	$—	$374
Net loss	—	—	—	(7)	—	(7)
Activity related to share-based compensation	—	—	2	—	—	2
Balance as of March 31, 2021	84	$1	$194	$174	$—	$369
Net income	—	—	—	9	—	9
Activity related to share-based compensation	1	—	18	—	—	18
Balance as of June 30, 2021	85	$1	$212	$183	$—	$396
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Organization and Basis of Presentation
Our Business
Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts, primarily under the Hilton Grand Vacations brand. During 2021, we acquired Dakota Holdings, Inc., the parent of Diamond Resorts International (the "Diamond Acquisition"), and are in the process of rebranding Diamond properties and sales centers to brands that meet Hilton standards. Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for ourselves and third parties; financing and servicing loans provided to consumers for their VOI purchases; operating resorts and multi-resort trusts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Legacy-HGV Club”) in addition to our Diamond points-based clubs (the Legacy-HGV Club and Diamond Clubs (as defined below) are collectively referred to as “Clubs”).
As of June 30, 2022, we had 154 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Japan. A significant number of our properties and VOIs are concentrated in Florida, Nevada, Hawaii, Europe, California, Virginia and Arizona.
Diamond Acquisition
On August 2, 2021, we completed the Diamond Acquisition by exchanging 100 percent of the outstanding equity interests of Diamond for shares of HGV common stock. Pre-existing HGV shareholders owned approximately 72 percent of the combined company immediately after giving effect of the Diamond Acquisition, with certain funds controlled by Apollo Global Management Inc. (the "Apollo Funds" or, "Apollo") and other minority shareholders, who previously owned 100 percent of Diamond, holding the remaining, approximately 28 percent at the time the Diamond Acquisition was completed.
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
Recently Issued Accounting Pronouncements
Accounting Standards Not Yet Adopted
In March 2022, the FASB issued Accounting Standards Update 2022-02 (“ASU 2022-02”), Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 provides, under Issue 2 - Vintage Disclosures, that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. For financing receivables, the vintage disclosure is to present the amortized cost basis by credit quality indicator and class of financing receivable for the year of origination. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and is to be applied prospectively. We are currently evaluating the effects of this ASU to our disclosures.
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

The following table presents the fair value of each class of consideration transferred in relation to the Diamond Acquisition at the Acquisition Date:

($ in millions, except stock price amounts)
HGV common stock shares issued for outstanding Diamond shares	33.93
HGV common stock price as of Acquisition Date(1)	40.71
Stock purchase price	$1,381

Repayment of Legacy-Diamond debt	$2,029

Total consideration transferred	$3,410
(1) Represents the average of the opening and closing price of HGV stock on August 2, 2021.
Preliminary Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the Diamond Acquisition as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value as of the Acquisition Date. The preliminary fair values of the assets acquired and liabilities assumed, which are presented in the table below, and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as information compiled by management, including the books and records of Diamond. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the Acquisition Date. The magnitude of the Diamond Acquisition could necessitated the need to use the full one-year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the Acquisition Date. The final values may also result in changes to amortization expense related to intangible assets and depreciation expense related to property and equipment, among other changes. Any potential adjustments made could be material in relation to the values presented in the table below.
As of June 30, 2022, the primary areas of the purchase price allocation that are not yet finalized include the following: (1) finalizing the review and valuation of acquired undeveloped land, property and equipment (including key assumptions, inputs and estimates) and assigning the remaining useful lives to the depreciable assets; (2) finalizing the review of accounts receivable, including the evaluation of which receivables are purchased credit deteriorated assets; (3)

finalizing the review and valuation of other acquired assets and assumed liabilities; and (4) finalizing our estimate of the impact of purchase accounting on deferred income tax liabilities.

($ in millions)	Preliminary Amounts Recognized as of the Acquisition Date
Assets acquired
Cash and cash equivalents	$310
Restricted cash	127
Accounts receivable, net of allowance for doubtful accounts	97
Timeshare financing receivables, net	825
Inventory	497
Property and equipment, net	298
Operating lease right-of-use assets, net	32
Intangible assets, net	1,429
Other assets	250
Total assets acquired	$3,865

Liabilities assumed
Accounts payable, accrued expenses and other	$485
Non-recourse debt, net	660
Operating lease liabilities	34
Advanced deposits	4
Deferred revenues	140
Deferred income tax liabilities	489
Total liabilities assumed	$1,812

Net assets acquired	$2,053

Total consideration transferred	$3,410

Goodwill(1)	$1,357
(1)Goodwill is calculated as total consideration transferred less net assets acquired and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined Company post-acquisition. The majority of goodwill is not expected to be deductible for tax purposes.
The measurement period adjustments recorded during the quarter ended June 30, 2022 resulted from changes to our estimates of the fair value of the acquired assets and assumed liabilities based on finalizing the valuations of operating lease right-of-use asset and related lease liabilities valuation and capitalized software. These resulted in a net adjustment to goodwill for the period of $6 million, net of tax impacts of adjustments. The measurement period adjustments recorded during the quarter ended March 31, 2022 resulted from changes to our estimates of the fair value of the acquired assets and assumed liabilities based on a revision to our valuation of insurance receivables given the ultimate determination of proceeds related to preacquisition business interruption insurance claims. The measurement period adjustments recognized include an adjustment to increase accounts receivable, net of allowance for doubtful accounts, for pre-acquisition contingencies, and the related tax impacts increasing deferred income tax liabilities. These resulted in a net adjustment to goodwill for the period of $26 million. The prior period net income effect associated with the measurement period adjustments recorded during the six months ended June 30, 2022 is immaterial.
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
For purposes of our allocation, we have considered all acquired receivables to be purchase credit deteriorated assets. See Note 7: Timeshare Financing Receivables for additional information.
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
Property and Equipment
We acquired property and equipment, which includes land, building and leasehold improvements, furniture and fixtures and construction in progress. We preliminarily estimated the value of the majority of property and equipment using a mix of cost, market and discounted cash flow approaches, which included estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the resorts. Certain property and equipment assets were preliminarily valued at carrying value, which is our best estimate of fair value at this time given the information available to us. As of June 30, 2022, we are continuing to assess the market assumptions and property conditions, which could result in changes to these preliminary values.
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

	Real Estate Sales and Financing Segment	Resort Operations and Club Management Segment	Total Consolidated
Goodwill	$1,001	$356	$1,357

Intangible Assets
The following table presents our preliminary estimates of the fair values of the acquired Diamond’s identified intangible assets and their related estimated remaining useful lives:

	Estimated Fair Value ($ in millions)	Estimated Useful Life (in years)
Trade name	$18	1.5
Management contracts	1,251	35.4
Club member relationships	139	14.4
Computer software	21	1.5
Total intangible assets	$1,429
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

Lease Obligations
We have recorded liabilities for those operating leases assumed in connection with the Diamond Acquisition with a remaining term in excess of a year. We measured the lease liabilities assumed at the present value of the remaining contractual lease payments based on the guidance in ASC 842 and using a discount rate determined as of the Acquisition Date. The right-of-use assets for such leases were measured at an amount equal to the lease liabilities, adjusted for favorable or unfavorable terms of the lease when compared with market terms. We do not expect any material changes to the provisional estimates.
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

($ in millions, except per share data)	Six Months Ended June 30, 2021
Revenue	$1,155
Net loss	(87)
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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Sales and Financing Segment	2022	2021	2022	2021
Sales of VOIs, net	$361	$76	$630	$109
Sales, marketing, brand and other fees	161	81	280	134
Interest income	54	31	109	62
Other financing revenue	10	6	19	12
Real estate sales and financing segment revenues	$586	$194	$1,038	$317

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Resort Operations and Club Management Segment	2022	2021	2022	2021
Club management	$51	$29	$102	$56
Resort management	73	19	147	37
Rental(1)	155	50	279	80
Ancillary services	16	4	28	6
Resort operations and club management segment revenues	$295	$102	$556	$179
(1)Excludes intersegment eliminations. See Note 20: Business Segments for additional information.

Contract Balances
The following table provides information on our accounts receivable from contracts with customers which are included in Accounts receivable, net on our unaudited condensed consolidated balance sheets:

($ in millions)	June 30, 2022	December 31, 2021
Receivables	$273	$202
The following table presents the composition of our contract liabilities:

($ in millions)	June 30, 2022	December 31, 2021
Contract liabilities:
Advanced deposits	$130	$112
Deferred sales of VOIs of projects under construction	87	34
Club dues and Legacy-HGV Club activation fees	131	91
Bonus Point incentive liability(1)	53	44
(1)Amounts related to the Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our unaudited condensed consolidated balance sheets. This liability is comprised of unrecognized revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for three and six months ended June 30, 2022 that was included in the contract liabilities balance at December 31, 2021 was approximately $54 million and $98 million, respectively.
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
Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. There were no contract assets as of June 30, 2022 and December 31, 2021, respectively.
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
In addition to the contract liabilities included herein, we also have deferred revenue of $142 million and $112 million as of June 30, 2022 and December 31, 2021, respectively. This additional deferred revenue balance includes $44 million and $51 million for bonus points and vacation package deferred revenue, $33 million and $10 million in deferred property insurance, $27 million and $14 million in deferred maintenance fees and $38 million and $37 million in other deferred revenue as of June 30, 2022 and December 31, 2021, respectively.
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

The following table represents the deferred revenue, cost of VOI sales and direct selling costs from sales of VOIs related to projects under construction as of June 30, 2022 and December 31, 2021:

($ in millions)	June 30, 2022	December 31, 2021
Sales of VOIs, net	$87	$34
Cost of VOI sales(1)	30	12
Sales and marketing expense	13	5
(1)Includes anticipated Cost of VOI sales related to inventory associated with Sales of VOIs under construction.
We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of June 30, 2022 upon their completion in 2022.
The following table includes the remaining transaction price related to Advanced deposits, and Legacy-HGV Club activation fees and Bonus Points as of June 30, 2022:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$130	18 months	Upon customer stays
Legacy-HGV Club activation fees	64	7 years	Straight-line basis over average inventory holding period
Bonus Points	53	18 - 30 months	Upon redemption
Note 5: Restricted Cash
Restricted cash was as follows:

($ in millions)	June 30, 2022	December 31, 2021
Escrow deposits on VOI sales	$186	$152
Reserves related to non-recourse debt(1)	63	67
Other(2)	43	44
	$292	$263
(1)See Note 13: Debt & Non-recourse Debt for further discussion.
(2)Other restricted cash primarily includes cash collected on behalf of HOAs, deposits related to servicer arrangements and other deposits.
Note 6: Accounts Receivable
Accounts receivable within the scope of ASC 326 are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	June 30, 2022	December 31, 2021
Fee-for-service commissions	$92	$73
Real estate and financing	55	51
Resort and club operations	117	76
Tax receivables	54	95
Insurance claims receivable	80	—
Other receivables(1)	15	7
Total	$413	$302
(1)Primarily includes individually insignificant allowances recognized in the ordinary course of business.

Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates.
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
The changes in our allowance for fee-for-service commissions were as follows during the period from December 31, 2021 to June 30, 2022:

($ in millions)
Balance as of December 31, 2021	$18
Current period provision for expected credit losses	5
Write-offs charged against the allowance	(9)
Balance at June 30, 2022	$14
In addition to the fee-for-service commission allowance, we have various allowances for our accounts receivable to account for expected losses related to club dues, maintenance fees, trade accounts receivable, sales of VOIs, and marketing packages.

Note 7: Timeshare Financing Receivables
We define our timeshare financing receivables portfolio segments as (i) originated and (ii) acquired. The following table presents the components of each portfolio segment by class of timeshare financing receivables:

	Originated(2)		Acquired(2)
($ in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Securitized	$649	$587	$419	$523
Unsecuritized(1)	884	810	436	515
Timeshare financing receivables, gross	$1,533	$1,397	$855	$1,038
Unamortized non-credit acquisition premium(3)	—	—	54	74
Less: allowance for financing receivables losses	(348)	(280)	(405)	(482)
Timeshare financing receivables, net	$1,185	$1,117	$504	$630
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
(3)Non-credit premium of $97 million was recognized at the Acquisition Date, of which $54 million remains unamortized as of June 30, 2022.
In April 2022, we completed a securitization of $246 million of gross timeshare financing receivables and issued approximately $107 million of 3.61 percent notes, $84 million of 4.10 percent notes, $22 million of 4.69 percent notes, and $33 million of 6.79 percent notes due June 2034. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing; therefore, the proceeds from the transaction are presented as non-recourse debt. The proceeds were primarily used to pay down the remaining borrowings of one of our conduit facilities and general corporate operating expenses. See Note 13: Debt and Non-recourse Debt for additional information.
As of June 30, 2022 and December 31, 2021, we had timeshare financing receivables with a carrying value of $155 million and $131 million, respectively, securing the Timeshare Facility and one additional conduit facility in anticipation of future financing activities. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. For the six months ended June 30, 2022, we recorded an adjustment to our estimate of variable consideration of $71 million.
We recognize interest income on our timeshare financing receivables as earned. As of June 30, 2022 and December 31, 2021, we had interest receivable outstanding of $10 million and $9 million, respectively, on our originated timeshare financing receivables, which represent all Legacy-HGV timeshare financing receivables and timeshare financing receivables originated by Legacy-Diamond subsequent to the Acquisition Date. As of June 30, 2022 and December 31, 2021, we had interest receivable outstanding of $5 million and $7 million on our acquired timeshare financing receivables, which represents all timeshare financing receivables of Legacy-Diamond as of the Acquisition Date. Interest receivable is included in Other Assets within our balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of June 30, 2022, our originated timeshare financing receivables had interest rates ranging from 1.5 percent to 25.8 percent, a weighted-average interest rate of 13.9 percent, a weighted-average remaining term of 8.1 years and maturities through 2037. Our acquired timeshare financing receivables had interest rates ranging from 2.0 percent to 25.0 percent, a weighted-average interest rate of 15.6 percent, a weighted-average remaining term of 7.6 years and maturities through 2032.
Acquired Timeshare Financing Receivables with Credit Deterioration
As part of the Diamond Acquisition, we acquired existing portfolios of timeshare financing receivables. Acquired timeshare financing receivables include all timeshare financing receivables of Legacy-Diamond as of the Acquisition Date and were deemed to be purchase credit deteriorated financial assets. These notes receivable were initially recognized at their purchase price, represented by the acquisition date fair value, and subsequently “grossed-up” by our acquisition date assessment of the allowance for credit losses. The difference over which par value of the acquired purchased credit deteriorated assets exceeds the purchase price plus the initial allowance for credit losses is reflected as a non-credit premium and is amortized as a reduction to interest income under the effective interest method.
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
Our acquired timeshare financing receivables as of June 30, 2022 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2022 (remaining)	$22	$16	$38
2023	46	35	81
2024	50	38	88
2025	54	43	97
2026	57	47	104
Thereafter	190	257	447
	$419	$436	$855
Originated Timeshare Financing Receivables
Originated timeshare financing receivables represent all Legacy-HGV timeshare financing receivables and timeshare financing receivables originated by Legacy-Diamond subsequent to the Acquisition Date. Our originated timeshare financing receivables as of June 30, 2022 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2022 (remaining)	$42	$36	$78
2023	85	63	148
2024	87	71	158
2025	87	78	165
2026	83	86	169
Thereafter	265	550	815
	$649	$884	$1,533

Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

	June 30, 2022
($ in millions)	Originated	Acquired
Balance as of December 31, 2021	$280	$482
Provision for financing receivables losses(1)	71	—
Write-offs	(37)	(60)
Upgrades(2)	34	(17)
Balance as of June 30, 2022	$348	$405

	June 30, 2021
($ in millions)	Originated	Acquired
Balance as of December 31, 2020	$211	$—
Provision for financing receivables losses(1)	28	—
Write-offs	(36)	—
Balance as of June 30, 2021	$203	$—
(1)Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.
(2)Represents the initial change in allowance resulting from upgrades of Acquired loans. Upgraded Acquired loans and their related allowance are included in the Originated portfolio segment.
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
Our gross balances by average FICO score of our Legacy-HGV timeshare financing receivables were as follows:

	Legacy-HGV Timeshare Financing Receivables
($ in millions)	June 30, 2022	December 31, 2021
FICO score
700+	$706	$703
600-699	252	248
<600	35	35
No score(1)	162	166
	$1,155	$1,152
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our Legacy-HGV timeshare financing receivables by the origination year and average FICO score as of June 30, 2022:

($ in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO score
700+	$171	$179	$62	$109	$74	$111	$706
600-699	52	66	24	39	27	44	252
<600	7	9	4	6	3	6	35
No score(1)	23	34	21	31	21	32	162
	$253	$288	$111	$185	$125	$193	$1,155
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
As of June 30, 2022 and December 31, 2021, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $70 million and $83 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-HGV Timeshare Financing Receivables
	June 30, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$468	$601	$1,069
31 - 90 days past due	5	11	16
91 - 120 days past due	1	2	3
121 days and greater past due	2	65	67
	$476	$679	$1,155

	Legacy-HGV Timeshare Financing Receivables
	December 31, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$569	$488	$1,057
31 - 90 days past due	6	6	12
91 - 120 days past due	2	2	4
121 days and greater past due	2	77	79
	$579	$573	$1,152
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

Our gross balances by average FICO score of our Legacy-Diamond acquired and originated timeshare financing receivables were as follows:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	June 30, 2022	December 31, 2021
FICO score
700+	$454	$601
600-699	318	356
<600	65	70
No score(1)	18	11
	$855	$1,038
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	June 30, 2022	December 31, 2021
FICO score
700+	$240	$172
600-699	114	60
<600	21	11
No score(1)	3	2
	$378	$245
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following tables detail our Legacy-Diamond acquired and originated timeshare financing receivables by the origination year and average FICO score as of June 30, 2022:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO score
700+	$—	$83	$98	$115	$76	$82	$454
600-699	—	54	59	81	48	76	318
<600	—	12	15	14	6	18	65
No score(1)	—	2	5	2	1	8	18
	$—	$151	$177	$212	$131	$184	$855
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO score
700+	$143	$97	$—	$—	$—	$—	$240
600-699	63	51	—	—	—	—	114
<600	11	10	—	—	—	—	21
No score(1)	2	1	—	—	—	—	3
	$219	$159	$—	$—	$—	$—	$378
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
As of June 30, 2022 and December 31, 2021, we had ceased accruing interest on Legacy-Diamond timeshare financing receivables with an aggregate principal balance of $374 million and $369 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-Diamond Timeshare Financing Receivables
	June 30, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$554	$268	$822
31 - 90 days past due	22	15	37
91 - 120 days past due	6	6	12
121 days and greater past due	10	352	362
	$592	$641	$1,233

	Legacy-Diamond Timeshare Financing Receivables
	December 31, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$496	$385	$881
31 - 90 days past due	15	18	33
91 - 120 days past due	6	5	11
121 days and greater past due	14	344	358
	$531	$752	$1,283
Note 8: Inventory
Inventory was comprised of the following:

($ in millions)	June 30, 2022	December 31, 2021
Completed unsold VOIs	$1,201	$1,219
Construction in process	39	20
Land, infrastructure and other	1	1
	$1,241	$1,240
The table below presents costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory.

	Six Months Ended June 30,
($ in millions)	2022	2021
Cost of sales true-up(1)	$9	$4
(1)For the six months ended June 30, 2022 and 2021, respectively, the cost of sales true-up reduced costs of VOI sales and increased inventory.

Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for service projects:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Cost of VOI sales related to fee-for-service upgrades	$2	$2	$4	$3
Note 9: Property and Equipment
Property and equipment were comprised of the following:

($ in millions)	June 30, 2022	December 31, 2021
Land	$241	$193
Building and leasehold improvements	415	405
Furniture and equipment	82	82
Construction in progress	241	231
	979	911
Accumulated depreciation	(178)	(155)
	$801	$756
Land increased by $48 million as of June 30, 2022 from December 31, 2021. During the second quarter of 2022, we concluded that certain parcels of land and infrastructure which were previously classified as held for sale, no longer met the held for sale criteria. Thus, these assets were reclassified to property and equipment as a non-cash transfer. The assets were measured at fair value as of June 30, 2022 as assets held for sale prior to reclassification, principally utilizing market approaches for the land parcels and the cost approach for infrastructure. For the three and six months ended June 30, 2022, we recorded a reversal of impairment expense of $7 million corresponding with this reclassification.
Note 10: Consolidated Variable Interest Entities
As of June 30, 2022 and December 31, 2021, we consolidated 10 variable interest entities (“VIEs”) and 11 VIEs, respectively. The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
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
As part of the Diamond Acquisition, we acquired the variable interests in the entities associated with Diamond’s outstanding timeshare financing receivables securitization transactions and conduit facilities. They have been aggregated for disclosure purposes as they are similar in nature to our previously established VIEs. As of June 30, 2022, one conduit facility was terminated and the remaining conduit facility had no outstanding balance. As of December 31, 2021, the conduit facilities had an outstanding balance of $133 million.
Our unaudited condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	June 30, 2022	December 31, 2021
Restricted cash	$58	$62
Timeshare financing receivables, net	856	1,021
Non-recourse debt(1)	1,027	1,195
(1)Net of deferred financing costs.

During the three and six months ended June 30, 2022 and 2021, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.
Note 11: Investments in Unconsolidated Affiliates
As of June 30, 2022, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holding LLC, respectively, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. Our investment interests in and equity earned from both VIEs are included in our consolidated balance sheets as Investments in unconsolidated affiliates and in our consolidated statements of operations as Equity in earnings from unconsolidated affiliates, respectively.
Our two unconsolidated affiliates have aggregated debt balances of $425 million and $463 million as of June 30, 2022 and December 31, 2021, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totaled $66 million and $59 million as of June 30, 2022 and December 31, 2021, respectively, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 19: Related Party Transactions for additional information.
Note 12: Intangible Assets
Intangible assets and related accumulated amortization were as follows:

	June 30, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(11)	$7
Management contracts	1,340	(168)	1,172
Club member relationships	139	(25)	114
Capitalized software	152	(87)	65
	$1,649	$(291)	$1,358

	December 31, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(5)	$13
Management contracts	1,340	(106)	1,234
Club member relationships	139	(12)	127
Capitalized software	138	(71)	67
	$1,635	$(194)	$1,441
We acquired definite-lived intangible assets as part of the Diamond Acquisition, which have been valued in the amount of $1,429 million as of the Acquisition Date. Refer to Note 3: Diamond Acquisition for further details. Amortization expense on intangible assets was $49 million and $5 million for the three months ended June 30, 2022 and 2021, respectively, and $97 million and $9 million for the six months ended June 30, 2022 and 2021, respectively.

Note 13: Debt & Non-recourse Debt
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	June 30, 2022	December 31, 2021
Debt(1)
Senior secured credit facility
Term loan with a rate of 4.787%, due 2028	$1,290	$1,297
Revolver with a rate of 3.500%, due 2026	175	300
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Other debt	28	27
	2,843	2,974
Less: unamortized deferred financing costs and discounts(2)(3)	(56)	(61)
	$2,787	$2,913
(1)As of June 30, 2022 and December 31, 2021, weighted-average interest rates were 4.806% and 4.052%, respectively.
(2)Amount includes unamortized deferred financing costs related to our term loan and senior notes of $28 million and $21 million, respectively, as of June 30, 2022 and $33 million and $22 million, respectively, as of December 31, 2021. This amount also includes unamortized original issuance discounts of $7 million and $6 million as of June 30, 2022 and December 31, 2021, respectively.
(3)Amount does not include unamortized deferred financing costs of $5 million as of June 30, 2022 and December 31, 2021 related to our revolving facility which are included in Other assets in our unaudited condensed consolidated balance sheets.
Senior secured credit facilities
During the six months ended June 30, 2022, we repaid $132 million under the senior secured credit facilities. As of June 30, 2022, we had $1 million of letters of credit outstanding under the revolving credit facility and $2 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of June 30, 2022.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. Such interest rate swaps converted the LIBOR based variable rates on our Revolver and Term Loan to average fixed rates of 0.53 percent per annum with maturities in 2023 and 1.58 percent with maturities between 2023 and 2028, respectively, for the balance on these borrowings up to the notional values of our interest rate swaps. As of June 30, 2022, the notional values of the interest rate swaps under our Revolver and Term Loan were $163 million and $550 million, respectively. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our unaudited condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the estimated fair value of our cash flow hedges are $45 million and $2 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. The following table reflects the activity in accumulated other comprehensive income related to our derivative instruments during the six months ended June 30, 2022.

Net unrealized gain on derivative instruments
Balance as of December 31, 2021	$2
Other comprehensive income before reclassifications, net	30
Reclassification to net income	2
Balance as of June 30, 2022	$34

Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	June 30, 2022	December 31, 2021
Non-recourse debt(1)
Timeshare Facility with an average rate of 2.35%, due 2025(3)	$1	$131
HGV Securitized Debt with a weighted average rate of 2.711%, due 2028	55	70
HGV Securitized Debt with a weighted average rate of 3.602%, due 2032	119	143
HGV Securitized Debt with a weighted average rate of 2.431%, due 2033	122	151
HGV Securitized Debt with a weighted average rate of 4.304%, due 2034	223	—
HGV Securitized Debt with a weighted average rate of 3.658%, due 2039	163	193
Diamond Resorts Premium Yield Facility with an average rate of 4.766%, due 2031	—	8
Diamond Resorts Conduit Facility with an average rate of 2.250%, due 2023	—	125
Diamond Resorts Conduit Facility with an average rate of 3.000%, due 2024	—	8
Diamond Resorts Owner Trust 2017 with a weighted average rate of 3.504%, due 2029	—	41
Diamond Resorts Owner Trust 2018 with a weighted average rate of 4.061%, due 2031	71	92
Diamond Resorts Owner Trust 2019 with a weighted average rate of 3.277%, due 2032	111	148
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2032	168	224
	1,033	1,334
Less: unamortized deferred financing costs(2)	(9)	(6)
	$1,024	$1,328
(1)As of June 30, 2022 and December 31, 2021, weighted-average interest rates were 3.337% and 2.876%, respectively.
(2)Amount relates to securitized debt only and does not include unamortized deferred financing costs of $2 million and $2 million as of June 30, 2022 and December 31, 2021, respectively, relating to our Timeshare Facility included in Other Assets in our unaudited condensed consolidated balance sheets.
(3)In connection with the amended and restated Timeshare Facility executed in May 2022, the revolving commitment period of the Timeshare Facility terminates in August 2024, however the repayment maturity date extends 12 months beyond the commitment termination date to August 2025.
During the six months ended June 30, 2022, we terminated our conduit facility due in 2024.
In April 2022, we completed a securitization of $246 million of gross timeshare financing receivables and issued approximately $107 million of 3.61 percent notes, $84 million of 4.10 percent notes, $22 million of 4.69 percent notes, and $33 million of 6.79 percent notes due June 2034. The securitized debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interest and temporarily by a $34 million cash deposit. The securitized debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt. The proceeds were primarily used to pay down the remaining borrowings on our conduit facility and general corporate operating expenses. In connection with the securitization, we incurred $4 million in debt issuance costs.
The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In May 2022, we Amended and Restated our Timeshare Facility agreement under new terms, which include increasing the borrowing capacity from $450 million to $750 million, allowing us to borrow up to the maximum amount until May 2024 and requiring all amounts borrowed to be repaid in 2025. In connection with the amendment, we incurred $3 million in debt issuance costs.
In addition to our Timeshare Facility, we have access to one additional conduit facility, which is a non-recourse obligation with customary provisions similar in nature to the Timeshare Facility. The conduit facility bears a variable interest rate plus a margin and is subject to non-use fees. The conduit facility is due in 2023 and has a borrowing capacity of $125 million. This conduit facility is issued through a variable interest entity. See Note 10: Consolidated Variable Interest Entities for more information.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $63 million and $67 million as of June 30, 2022 and December 31, 2021, respectively, and were included in Restricted cash in our unaudited condensed consolidated balance sheets.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of June 30, 2022 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2022 (remaining)	$9	$318	$327
2023	15	317	332
2024	14	117	131
2025	13	158	171
2026	188	84	272
Thereafter	2,604	39	2,643
	$2,843	$1,033	$3,876
Note 14: Fair Value Measurements
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	June 30, 2022
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,689	$—	$1,799
Liabilities:
Debt, net(2)	2,787	2,321	212
Non-recourse debt, net(2)	1,024	1,000	—

	December 31, 2021
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,747	$—	$1,905
Liabilities:
Debt, net(2)	2,913	2,663	340
Non-recourse debt, net(2)	1,328	1,080	270
(1)Carrying amount net of allowance for financing receivables losses.
(2)Carrying amount net of unamortized deferred financing costs and discount.
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
•Level 1 - Measurements based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2 - Measurements based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or market data other than quoted prices that are observable.
•Level 3 - Measurements based on unobservable data that are supported by little or no market activity and are significant to the valuation methodology.
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
As part of our integration of business operations from the Diamond Acquisition, we ceased utilizing one leased office space in the three months ended March 31, 2022 and one additional office space in the three months ended June 30, 2022, both of which the Company considered to be a triggering event for impairment analysis. We recognized impairment expenses on the related right-of-use assets of $3 million and $6 million in the three and six months ended June 30, 2022, respectively.
We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Rent expense for all operating leases for the three months ended June 30, 2022 and 2021, was $8 million and $5 million, and $15 million and $9 million, for the six months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, these amounts included $2 million and $1 million, of short-term and variable lease costs, and for the six months ended June 30, 2022 and 2021, $2 million and $2 million, respectively.
Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended June 30,
($ in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$13	$9
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2	—

Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term of operating leases (in years)	4	4
Weighted-average discount rate of operating leases	4.38%	4.35%
The future minimum lease payments under non-cancelable operating leases, due in each of the next five years and thereafter as of June 30, 2022, are as follows:

($ in millions)	Operating Leases
Year
2022 (remaining)	$13
2023	26
2024	18
2025	15
2026	10
Thereafter	6
Total future minimum lease payments	$88
Less: imputed interest	(8)
Present value of lease liabilities	$80
Note 16: Income Taxes
The effective tax rate for the six months ended June 30, 2022 and 2021 was approximately 33 percent and 300 percent, respectively. The effective tax rate is lower primarily due to the impact of non-recurring discrete items and share-based compensation awards relative to pre-tax income (loss) through the second quarter of 2022 as compared to the second quarter of 2021. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21% is primarily due to the impact of state and foreign income taxes, as well as the aforementioned discrete items.
Note 17: Share-Based Compensation
Stock Plan
We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units (“Performance RSUs”) and nonqualified stock options (“Options”) to certain employees and directors. We recognized share-based compensation expense of $15 million and $14 million for the three months ended June 30, 2022 and 2021, respectively, and $26 million and $18 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, unrecognized compensation costs for unvested awards was approximately $57 million, which is expected to be recognized over a weighted average period of 1.9 years. As of June 30, 2022, there were 2,649,317 shares of common stock available for future issuance under this plan.
Service RSUs
During the six months ended June 30, 2022, we issued 793,561 Service RSUs with a grant date fair value of $44.18, which generally vest in equal annual installments over three years from the date of grant.
Options
During the six months ended June 30, 2022, we issued 389,536 Options with an exercise price of $44.09, which generally vest over three years from the date of the grant.
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
As of June 30, 2022, we had 1,544,120 Options outstanding that were exercisable.
Performance RSUs
During the three and six months ended June 30, 2022, we issued 93,064 Performance RSUs with a grant date fair value of $44.09. The Performance RSUs are settled at the end of a two-year performance period, with 50 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50 percent of the Performance RSUs are subject to the achievement of certain contract sales targets.
We determined that the performance conditions for our Performance RSUs are probable of achievement and, for the three and six months ended June 30, 2022, we recognized compensation expense based on the number of Performance RSUs we expect to vest.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the ESPP, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95 percent of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. During the three and six months ended June 30, 2022 and 2021, we recognized less than $1 million of compensation expense related to this plan.

Note 18: Earnings Per Share
The following tables present the calculation of our basic and diluted earnings per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares outstanding in millions, except per share amounts)	2022	2021	2022	2021
Basic EPS:
Numerator:
Net income(1)	$73	$9	$124	$2
Denominator:
Weighted average shares outstanding	121	86	120	85
Basic EPS	$0.60	$0.10	$1.03	$0.02
Diluted EPS:
Numerator:
Net income(1)	$73	$9	$124	$2
Denominator:
Weighted average shares outstanding	122	87	122	87
Diluted EPS	$0.60	$0.10	$1.01	$0.02
(1)Net income for the three months ended June 30, 2022 and 2021 was $72,931,504 and $8,700,776, respectively, and $123,700,348 and $1,929,361 for the six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares outstanding:
Basic EPS	120,810,928	85,650,144	120,398,023	85,479,870
Diluted EPS	122,308,996	86,838,601	122,095,808	86,539,505
The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period. For the three and six months ended June 30, 2022, we excluded 839,347 and 485,808, respectively, and 788,168 and 568,891 for the three and six months ended June 30, 2021, respectively, of share-based compensation awards, because their effect would have been anti-dilutive under the treasury stock method.
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

We also had $35 million and $20 million of outstanding receivables related to the fee-for-service agreements included in Accounts receivable, net on our unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Equity in earnings from unconsolidated affiliates	$4	$4	$7	$6
Commissions and other fees	47	24	81	37
Note 20: Business Segments
We operate our business through the following two segments:
•Real estate sales and financing – We market and sell VOIs that we own. We also source VOIs through fee-for-service agreements with third-party developers. Related to the sales of the VOIs that we own, we provide consumer financing, which includes interest income generated from the origination of consumer loans to customers to finance their purchase of VOIs and revenue from servicing the loans. We also generate fee revenue from servicing the loans provided by third-party developers to purchasers of their VOIs.
•Resort operations and club management – We manage the Club and Diamond Clubs and earn activation fees, annual dues and transaction fees from member exchanges for other vacation products. We also earn fees for managing the timeshare properties. We generate rental revenue from unit rentals of unsold inventory and inventory made available due to ownership exchanges under our Club and Diamond Clubs programs. We also earn revenue from food and beverage, retail and spa outlets at our timeshare properties.
The performance of our operating segments is evaluated primarily based on adjusted earnings before interest expense (excluding non-recourse debt), taxes, depreciation and amortization (“EBITDA”). We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) other gains, including asset dispositions and foreign currency transactions; (ii) debt restructurings/retirements; (iii) non-cash impairment losses; (iv) share-based and other compensation expenses; and (v) other items, including but not limited to costs associated with acquisitions, restructuring, amortization of premiums resulting from purchase accounting, and other non-cash and one-time charges.
We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.
Below is the presentation of our reportable segment results which include the acquired Diamond operations within both segments since the Acquisition Date. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Revenues:
Real estate sales and financing	$586	$194	$1,038	$317
Resort operations and club management(1)	303	107	571	187
Total segment revenues	889	301	1,609	504
Cost reimbursements	67	38	133	73
Intersegment eliminations(1)(2)	(8)	(5)	(15)	(8)
Total revenues	$948	$334	$1,727	$569
(1)Includes charges to the real estate sales and financing segment from the resort operations and club management segment for fulfillment of discounted marking package stays at resorts. These charges totaled $8 million and $5 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, these charges totaled $15 million and $8 million, respectively.
(2)Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled less than $1 million for the three and six months ended June 30, 2022 and 2021.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Adjusted EBITDA:
Real estate sales and financing(1)	$218	$45	$371	$72
Resort operations and club management(1)	119	61	220	103
Segment Adjusted EBITDA	337	106	591	175
Acquisition and integration-related expense	(17)	(14)	(30)	(29)
General and administrative	(66)	(30)	(108)	(51)
Depreciation and amortization	(64)	(12)	(124)	(23)
License fee expense	(32)	(19)	(57)	(33)
Other loss, net	(2)	(1)	(1)	(2)
Interest expense	(35)	(17)	(68)	(32)
Income tax (expense) benefit	(41)	(3)	(61)	3
Equity in earnings from unconsolidated affiliates	4	4	7	6
Impairment reversal (expense)	3	—	—	(1)
Other adjustment items(2)	(14)	(5)	(25)	(11)
Net income	$73	$9	$124	$2
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)For the three and six months ended June 30, 2022 and 2021, this amount includes costs associated with restructuring, one-time charges and other non-cash items included within our reportable segments.
Note 21: Commitments and Contingencies
Commitments
We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2022, we were committed to purchase approximately $271 million of inventory and land over a period of 9 years and $14 million of other commitments in the normal course of business. Additionally, we have committed to develop additional vacation ownership units at an existing resort in Japan. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the six months ended June 30, 2022, we fulfilled $47 million of purchases required under our inventory commitments. During the six months ended June 30, 2021 we completed $18 million of purchases required under our inventory-related purchase commitments. As of June 30, 2022, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2022 (remaining)	2023	2024	2025	2026	Thereafter	Total
Inventory purchase obligations	$1	$216	$39	$3	$3	$9	$271
Other commitments(1)	7	7	—	—	—	—	14
Total	$8	$223	$39	$3	$3	$9	$285
(1)Primarily relates to commitments related to information technology and sponsorships.
Rebranding Costs
As part of the Diamond Acquisition and per our licensing agreement with Hilton, we are committed to rebranding Diamond properties to brands that meet Hilton standards. We are currently rebranding related to our resorts and sales centers and expect rebranding to occur over a period of several years.

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
As of June 30, 2022, we accrued liabilities of approximately $120 million for all legal matters that were contingencies. Substantially all of these accrued liabilities are related to matters that existed as of the Acquisition Date, of which approximately $24 million are subject to change during the measurement period of the Diamond Acquisition. See Note 3: Diamond Acquisition. Approximately $93 million of these accrued liabilities relate to a judgment entered against Diamond in March 2022 in connection with a case filed in 2015 that was not deemed probable and estimable as of the Acquisition Date. This matter is subject to insurance coverage and as a result as of June 30, 2022, we recorded an insurance claim receivable of $79 million within Accounts receivable, net in our unaudited condensed consolidated balance sheet and a $14 million charge to our unaudited condensed consolidated statement of operations during the quarter ended June 30, 2022 that represents the amount of the settlement liability not deemed probable of recovery from the insurance carriers.
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
Note 22: Subsequent Events
Management has evaluated all subsequent events through August 9, 2022, the date the unaudited condensed consolidated financial statements were available to be issued. The results of management’s analysis indicated no significant subsequent events have occurred that required consideration or adjustments to our disclosures in the unaudited financial statements.
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
HGV cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond HGV’s control, which may cause the actual results, performance or achievements to be materially different from the future results. Any one or more of these risks or uncertainties could adversely impact HGV’s operations, revenue, operating profits and margins, key business operational metrics discussed under “— Operational Metrics” below, financial condition or credit rating.
For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” and the Summary of Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as supplemented and updated by the risk factors discussed in "Part II-Item 1A. Risk Factors" of this Report and those described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.
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

As of June 30, 2022, we have 154 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada, and Japan. A significant number of our properties and VOIs are concentrated in Florida, Nevada, Hawaii, Europe, California, Virginia and Arizona. and feature spacious, condominium-style accommodations with superior amenities and quality service. As of June 30, 2022, we have approximately 339,000 Hilton Grand Vacations Club and Hilton Club members. Legacy-HGV Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 6,800 properties, as well as numerous experiential vacation options, such as cruises and guided tours. We also have 169,000 Diamond Club members who are able to utilize their points across the Diamond resorts, affiliated properties and alternative experiential options.
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
For the    six months ended June 30, 2022, sales from fee-for-service, just-in-time, developed inventory and points-based sources were 28 percent, 13 percent, 23 percent and 36 percent, respectively, of contract sales. See “Key Business and Financial Metrics and Terms Used by Management — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $12 billion at current pricing.
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
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe, and Japan. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have approximately 60 sales distribution centers in various domestic and international locations. A phased rebranding of sales centers that were acquired as part of the Diamond Acquisition began in late 2021. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton (Legacy-HGV only) and are frequent leisure travelers. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management—Real Estate Sales Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the six months ended June 30, 2022, 71 percent of our contract sales were to our existing owners.
We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5 percent to 25 percent per annum. Financing propensity 62 percent was 66 percent for the six months ended June 30, 2022 and 2021. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Six Months Ended June 30,
	2022	2021
Weighted-average FICO score	737	738
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
We measure our performance using the following key operating metrics:
•Contract sales represents the total amount of VOI products (fee-for-service, just-in-time, developed, and points-based) under purchase agreements signed during the period where we have received a down payment of at least 10 percent of the contract price. Contract sales differ from revenues from the Sales of VOIs, net that we report in our unaudited condensed consolidated statements of operations due to the requirements for revenue recognition, as well as adjustments for incentives. We consider contract sales to be an important operating measure because it reflects the pace of sales in our business and is used to manage the performance of the sales organization. While we do not record the purchase price of sales of VOI products developed by fee-for-service partners as revenue in our unaudited condensed consolidated financial statements, rather recording the commission earned as revenue in accordance with U.S. GAAP, we believe contract sales to be an important operational metric, reflective of the overall volume and pace of sales in our business and believe it provides meaningful comparability of our results to the results of our competitors which may source their VOI products differently.
•We believe that the presentation of contract sales on a combined basis (fee-for-service, developed and points-based) is most appropriate for the purpose of the operating metric; additional information regarding the split of contract sales, is included in “—Real Estate” below.
•Sales revenue represents Sales of VOIs, net, commissions and brand fees earned from the sale of fee-for-service intervals.
•Real estate profit represents sales revenue less the cost of VOI sales, sales and marketing costs, net of marketing revenue. Real estate margin percentage is calculated by dividing real estate margin by sales revenue. We consider this to be an important operating measure because it measures the efficiency of our sales and marketing spending and management of inventory costs.
•Tour flow represents the number of sales presentations given at our sales centers during the period.
•Volume per guest (“VPG”) represents the sales attributable to tours at our sales locations and is calculated by dividing contract sales, excluding telesales, by tour flow. We consider VPG to be an important operating measure because it measures the effectiveness of our sales process, combining the average transaction price with the closing rate.

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
Adjusted EBITDA, presented herein, is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) other gains, including asset dispositions and foreign currency transactions; (ii) debt restructurings/retirements; (iii) non-cash impairment losses; (iv) share-based and other compensation expenses; and (v) other items, including but not limited to costs associated with acquisitions, restructuring, amortization of premiums resulting from purchase accounting, and other non-cash and one-time charges.
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
EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under U.S. GAAP. Some of these limitations are:
•EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•EBITDA and Adjusted EBITDA do not reflect our interest expense (excluding interest expense on non-recourse debt), or the cash requirements necessary to service interest or principal payments on our indebtedness;
•EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes;
•EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•EBITDA and Adjusted EBITDA do not reflect the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations;
•EBITDA and Adjusted EBITDA do not reflect any cash requirements for future replacements of assets that are being depreciated and amortized; and
•EBITDA and Adjusted EBITDA may be calculated differently from other companies in our industry limiting their usefulness as comparative measures.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Results of Operations
Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021
Segment Results
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

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Revenues:
Real estate sales and financing	$586	$194	$392	NM	$1,038	$317	$721	NM
Resort operations and club management	303	107	196	NM	571	187	384	NM
Total segment revenues	889	301	588	NM	1,609	504	1,105	NM
Cost reimbursements	67	38	29	76.3	133	73	60	82.2
Intersegment eliminations(2)	(8)	(5)	(3)	60.0	(15)	(8)	(7)	87.5
Total revenues	$948	$334	$614	NM	$1,727	$569	$1,158	NM
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)Refer to Note 20: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.
The following table reconciles net income (loss), our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Net income	$73	$9	$64	NM	$124	$2	$122	NM
Interest expense	35	17	18	NM	68	32	36	NM
Income tax expense (benefit)	41	3	38	NM	61	(3)	64	NM
Depreciation and amortization	64	12	52	NM	124	23	101	NM
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	—	—	100.0	—	1	(1)	(100.0)
EBITDA	213	41	172	NM	377	55	322	NM
Other loss, net	2	1	1	100.0	1	2	(1)	NM
Share-based compensation expense	15	14	1	7.1	26	18	8	44.4
Impairment reversal (expense)	(3)	—	(3)	100.0	—	1	(1)	(100.0)
Acquisition and integration-related expense	17	14	3	21.4	30	29	1	3.4
Other adjustment items(2)	29	—	29	100.0	41	7	34	NM
Adjusted EBITDA	$273	$70	$203	NM	$475	$112	$363	NM
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)For the three and six months ended June 30, 2022 and 2021 this amount includes costs associated with restructuring, one-time charges, and other non-cash items. This also includes amortization of premiums resulting from purchase accounting.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Adjusted EBITDA:
Real estate sales and financing(2)	$218	$45	$173	NM	$371	$72	$299	NM
Resort operations and club management(2)	119	61	58	95.1	220	103	117	NM
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	4	4	—	—	7	7	—	—
License fee expense	(32)	(19)	(13)	68.4	(57)	(33)	(24)	72.7
General and administrative(3)	(36)	(21)	(15)	71.4	(66)	(37)	(29)	78.4
Adjusted EBITDA	$273	$70	$203	NM	$475	$112	$363	NM
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(3)Excludes segment related share-based compensation, depreciation and other adjustment items.
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
($ in millions)	2022	2021	$	2022	2021	$
Sales of VOIs (deferrals)	$(21)	$(42)	$21	$(63)	$(74)	$11
Sales of VOIs recognitions	11	—	11	11	—	11
Net Sales of VOIs (deferrals) recognitions	(10)	(42)	32	(52)	(74)	22
Cost of VOI sales (deferrals)(1)	(8)	(13)	5	(21)	(23)	2
Cost of VOI sales recognitions	3	—	3	3	—	3
Net Cost of VOI sales (deferrals) recognitions(1)	(5)	(13)	8	(18)	(23)	5
Sales and marketing expense (deferrals)	(3)	(7)	4	(10)	(11)	1
Sales and marketing expense recognitions	2	—	2	2	—	2
Net Sales and marketing expense (deferrals) recognitions	(1)	(7)	6	(8)	(11)	3
Net construction (deferrals) recognitions	$(4)	$(22)	$18	$(26)	$(40)	$14
(1)Includes anticipated Costs of VOI sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete for the three and six months ended June 30, 2022 and 2021.
Real estate sales and financing segment revenues increased by $392 million and $721 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, sales revenue primarily increased in these periods due to an increase in travel demand and a corresponding increase in tour flow and sales transactions, in addition to a decrease in deferred sales of VOIs related to sales of projects under construction. Sales revenue also increased as a result of the launch of new properties in the second half of 2021. This increase was partially offset by a slight decrease in average transaction price compared to the same period in 2021.
Real estate sales and financing Adjusted EBITDA increased by $173 million and by $299 million for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to the revenue increases discussed above in addition to improvements in our real estate sales and financing profit margins.
Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.
Resort Operations and Club Management
Resort operations and club management segment revenues increased by $196 million and $384 million for the three and six months ended June 30, 2022, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, the increase in resort operations and club management revenues was driven by greater resort management revenue from the launch of new properties in the second half of 2021 as well as an increase in Club members. Rental and ancillary revenues also increased due to an increase in available rooms in addition to higher daily rates charged related to the aforementioned launch of new properties compared to the same periods in 2021. Resort operations and club management segment adjusted EBITDA increased by $58 million and by $117 million for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to the increase in resort and club management and rental revenues described above, partially offset by a decrease in resort and club management profit margins associated with higher salaries and wages expense.
Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.
Real Estate Sales and Financing Segment
Real Estate

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions, except Tour flow and VPG)	2022	2021	$	%	2022	2021	$	%
Contract sales	$617	$259	$358	NM	$1,126	$398	$728	NM
Adjustments:
Fee-for-service sales(2)	(184)	(109)	(75)	68.8	(313)	(165)	(148)	89.7
Provision for financing receivables losses	(40)	(12)	(28)	NM	(71)	(28)	(43)	NM
Reportability and other:
Net deferral of sales of VOIs under construction(3)	(10)	(42)	32	(76.2)	(52)	(74)	22	(29.7)
Fee-for-service sale upgrades, net	5	3	2	66.7	9	5	4	80.0
Other(4)	(27)	(23)	(4)	17.4	(69)	(27)	(42)	NM
Sales of VOIs, net	$361	$76	$285	NM	$630	$109	$521	NM
Tour flow	134,259	56,345	77,914		232,860	84,293	148,567
VPG	$4,452	$4,385	$67		$4,620	$4,472	$148
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(3)Represents the net impact of deferred revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(4)Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.
Contract sales increased by $358 million and by $728 million for the three and six months ended June 30, 2022, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, the increase in these periods was primarily due to an increase in tour flow and VPG corresponding with increases in travel demand and average transaction prices related to new inventory available for sale at resorts that were opened in the second half of 2021.

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Sales, marketing, brand and other fees	$161	$81	$80	98.8	$280	$134	$146	NM
Less:
Marketing revenue and other fees	62	24	38	NM	112	45	67	NM
Commissions and brand fees	99	57	42	73.7	168	89	79	88.8
Sales of VOIs, net	361	76	285	NM	630	109	521	NM
Sales revenue	460	133	327	NM	798	198	600	NM
Less:
Cost of VOI sales	65	21	44	NM	105	24	81	NM
Sales and marketing expense, net(2)	212	83	129	NM	398	142	256	NM
Real estate profit	$183	$29	$154	NM	$295	$32	$263	NM
Real estate profit margin	39.8%	21.8%			37.0%	16.2%
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.
Real estate profit increased by $154 million and by $263 million for the three and six months ended June 30, 2022, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, these increases were driven by greater travel demand and the reopening of nearly all of our resorts and sales centers by the end of the second quarter 2021. The increase in real estate profit was also attributed to a higher mix of sales of VOIs at new properties and greater commissions earned on sales of fee-for-service properties compared to the same periods in 2021. For the three and six months ended June 30, 2022, cost of VOI sales increased consistent with the increase in sales revenue. For the same periods, marketing revenue and other fees also increased as a result of an increase in breakage rates on vacation packages.
Financing

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Interest income(2)	$54	$31	$23	74.2	$109	$62	$47	75.8
Other financing revenue	10	6	4	66.7	19	12	7	58.3
Financing revenue	64	37	27	73.0	128	74	54	73.0
Consumer financing interest expense(3)	8	7	1	14.3	15	14	1	7.1
Other financing expense	14	4	10	NM	26	10	16	NM
Financing expense	22	11	11	100.0	41	24	17	70.8
Financing profit	$42	$26	$16	61.5	$87	$50	$37	74.0
Financing profit margin	65.6%	70.3%			68.0%	67.6%
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)For the three and six months ended June 30, 2022, this amount includes $11 million and $20 million, respectively, of amortization of the premium related to the acquired timeshare financing receivables resulting from the Diamond Acquisition.
(3)For the three and six months ended June 30, 2022, this amount includes $3 million and $6 million, respectively, of amortization of the premium related to the acquired non-recourse debt resulting from the Diamond Acquisition.
Financing profit increased by $16 million and $37 million for the three and six months ended June 30, 2022, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, financing revenue     increased due to an increase in the weighted average interest rate and a slight increase in the carrying balance of the timeshare financing receivables portfolio. Financing expense also increased due to increased costs associated with loan servicing in addition to an increase in consumer financing interest expense resulting from an increase in the balance of securitized non-recourse debt compared to the same periods in 2021.
Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Club management revenue	$51	$29	$22	75.9	$102	$56	$46	82.1
Resort management revenue	73	19	54	NM	147	37	110	NM
Resort and club management revenues	124	48	76	NM	249	93	156	NM
Club management expense	10	5	5	100.0	20	10	10	100.0
Resort management expense	27	6	21	NM	53	9	44	NM
Resort and club management expenses	37	11	26	NM	73	19	54	NM
Resort and club management profit	$87	$37	$50	NM	$176	$74	$102	NM
Resort and club management profit margin	70.2%	77.1%			70.7%	79.6%
(1)NM - fluctuation in terms of percentage change is not meaningful.
Resort and club management profit increased by $50 million and by $102 million for the three and six months ended June 30, 2022, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, the increases in resort operations and club management revenues were driven by greater resort management revenue from the launch of new properties subsequent to the second quarter 2021 as well as an increase in Club members. Resort and club management expenses primarily increased due to the increases in resort and club management revenues described in addition to higher costs associated with salaries and wages.
Rental and Ancillary Services

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Rental revenues	$155	$50	$105	NM	$279	$80	$199	NM
Ancillary services revenues	16	4	12	NM	28	6	22	NM
Rental and ancillary services revenues	171	54	117	NM	307	86	221	NM
Rental expenses	138	32	106	NM	260	61	199	NM
Ancillary services expense	12	4	8	NM	22	6	16	NM
Rental and ancillary services expenses	150	36	114	NM	282	67	215	NM
Rental and ancillary services profit	$21	$18	$3	16.7	$25	$19	$6	31.6
Rental and ancillary services profit margin	12.3%	33.3%			8.1%	22.1%
(1)NM - fluctuation in terms of percentage change is not meaningful.
Rental and ancillary services profit increased by $3 million and $6 million for the three and six months ended June 30, 2022, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, rental and ancillary services revenue increased in both of these periods due to an increase in average nightly rates charged in addition to an increase in rooms available for rent corresponding with the launch of new properties in the second half of 2021 compared to the same periods in 2021. Rental and ancillary services expense increased consistent with the aforementioned launch of new properties.
Other Operating Expenses

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
General and administrative	$66	$30	$36	NM	$108	$51	$57	NM
Depreciation and amortization	64	12	52	NM	124	23	101	NM
License fee expense	32	19	13	68.4	57	33	24	72.7
Impairment (reversal) expense	(3)	—	(3)	100.0	—	1	(1)	(100.0)
(1)NM - fluctuation in terms of percentage change is not meaningful.
The change in other operating expenses for the three and six months ended June 30, 2022, compared to the same periods in 2021 was driven by increased costs subsequent to the Diamond Acquisition and increases in expenses related to share-based compensation. General and administrative expenses increased by $36 million and $57 million compared to the same periods in 2021, primarily due to increased salaries and wages expenses corresponding with an increase in team members associated with the Diamond Acquisition. General and administrative expenses also increased due to expenses incurred associated with Performance RSUs during the three and six months ended June 30, 2022, that were not incurred in the same periods in 2021 due to certain performance targets that were not expected to be achieved during that period. Depreciation and amortization increased due to additional amortization expense recognized related to management contracts, club member relationships and trade names acquired as a part of the Diamond Acquisition. License fee expense increased during the three and six months ended June 30, 2022, compared to the same periods in 2021 due to improved segment results related to increased travel demand discussed above.
Acquisition and Integration-Related Expense

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Acquisition and integration-related expense	$17	$14	$3	21.4	$30	$29	$1	3.4
(1)NM - fluctuation in terms of percentage change is not meaningful.
Acquisition and integration-related costs include direct expenses related to the Diamond Acquisition including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants and employee-related costs such as severance and retention. For the three and six months ended June 30, 2022, acquisition and integration-related costs increased by $3 million and $1 million, respectively, due to increased legal and professional fees incurred compared to the same periods in 2021.
Non-Operating Expenses

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Interest expense	$35	$17	$18	NM	$68	$32	$36	NM
Equity in earnings from unconsolidated affiliates	(4)	(4)	—	—	(7)	(6)	(1)	16.7
Other loss, net	2	1	1	100.0	1	2	(1)	(50.0)
Income tax expense (benefit)	41	3	38	NM	61	(3)	64	NM
(1)NM- fluctuation in terms of percentage change is not meaningful.

The change in non-operating expenses for the three and six months ended June 30, 2022, compared to the same periods in 2021 was primarily due to an increase in interest expense as a result of the issuance of our senior secured credit facility and senior notes in the second half of 2021, in addition to an increase in income tax expense driven by an increase in income before taxes. See Note 13: Debt and non-recourse debt and Note 16: Income Taxes for additional information.
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
•In April 2022, we completed a securitization of $246 million of gross timeshare financing receivables. The proceeds were primarily used to pay down one of our conduit facilities in full, which totaled $115 million, and for general corporate purposes. See Note 13: Debt and Non-Recourse Debt for additional information.
•In May 2022, we amended and restated our Timeshare Facility agreement under new terms, which includes increasing the borrowing capacity from $450 million to $750 million allowing us to borrow up to the maximum amount until May 2024 and requiring all amounts borrowed to be repaid in 2025. The Timeshare Facility is secured by certain timeshare financing receivables in our loan portfolio. See Note 13: Debt and Non-Recourse Debt and Note 7: Timeshare Financing Receivables for additional information.
•As of June 30, 2022, we had total cash and cash equivalents of $374 million, including $292 million of restricted cash.
•As of June 30, 2022, we had $824 million remaining borrowing capacity under the revolver facility.
•As of June 30, 2022, we had an aggregate of $874 million remaining borrowing capacity in total under our Timeshare Facility and conduit facility due in 2025 and 2023, respectively. Of this amount, we have $242 million of mortgage notes that are available to be securitized and another $225 million of mortgage notes that we expect will become eligible as soon as they meet typical milestones including receipt of first payment, deeding, or recording.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2022, our inventory-related purchase commitments totaled $271 million over 9 years.

Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,		Variance
($ in millions)	2022	2021	$
Net cash provided by (used in):
Operating activities	$530	$92	$438
Investing activities	(35)	(13)	(22)
Financing activities	$(518)	1,175	(1,693)
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
The change in net cash flows provided by operating activities for the six months ended June 30, 2022, compared to the same period in 2021 was primarily driven by increased sales and operating performance compared to the prior year, as discussed above, in addition to an increase in net working capital from operations.
The following table summarizes our VOI inventory spending:

	Six Months Ended June 30,
($ in millions)	2022	2021
VOI spending - owned properties	$79	$49
VOI spending - fee-for-service upgrades(1)	6	4
Purchases and development of real estate for future conversion to inventory	1	17
Total VOI inventory spending	$86	$70
(1)Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects of $4 million and $3 million recorded in Costs of VOI sales for the six months ended June 30, 2022 and 2021, respectively.
Investing Activities
The following table summarizes our net cash used in investing activities:

	Six Months Ended June 30,		Variance
($ in millions)	2022	2021	$
Capital expenditures for property and equipment	$(19)	$(4)	$(15)
Software capitalization costs	(16)	(9)	(7)
Net cash used in investing activities	$(35)	$(13)	$(22)
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

The change in net cash used in investing activities for six months ended June 30, 2022, compared to the same period in 2021, was primarily due to costs associated with the rebranding of Legacy-Diamond properties.
Financing Activities
The following table summarizes our net cash (used in) provided by financing activities:

	Six Months Ended June 30,		Variance
($ in millions)	2022	2021	$
Issuance of debt	$—	$1,350	$(1,350)
Issuance of non-recourse debt	402	—	402
Repayment of debt	(132)	(55)	(77)
Repayment of non-recourse debt	(697)	(118)	(579)
Debt issuance costs and discounts	(7)	(3)	(4)
Repurchase and retirement of common stock	(78)	—	(78)
Payment of withholding taxes on vesting of restricted stock units	(8)	(5)	(3)
Proceeds from employee stock plan purchases	2	1	1
Proceeds from stock option exercises	1	6	(5)
Other financing activity	(1)	(1)	—
Net cash used in financing activities	$(518)	$1,175	$(1,693)
    The change in net cash provided by financing activities for six months ended June 30, 2022, compared to the same period in 2021, was primarily driven by an increase in repayments of non-recourse debt acquired and corporate debt drawn in connection with the Diamond Acquisition, in addition to the launch of our share repurchase program in the first half of 2022.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, and obligations associated with our debt, non-recourse debt and the related interest. As of June 30, 2022, we were committed to approximately $5,091 million in contractual obligations over 9 years, $422 million of which will be fulfilled in the remainder of 2022. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 21: Commitments and Contingencies, Note 13: Debt and Non-recourse Debt and Note 15: Leases in our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. We also intend to rebrand Diamond properties to brands that meet Hilton standards pursuant to the Amended and Restated License Agreement with Hilton.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $293 million as of June 30, 2022 which primarily consist of escrow and construction related bonds.
Guarantor Financial Information
Certain subsidiaries, which are listed on Exhibit 22 of this Quarterly Report on Form 10-Q, have guaranteed our obligations related to our senior unsecured 2029 Notes and 2031 Notes (together, "the Notes"). The 2029 Notes were issued in June 2021 with an aggregate principal balance of $850 million, an interest rate of 5 percent, and maturity in June 2029. The 2031 Notes were issued in June 2021 with an aggregate principal balance of $500 million, an interest rate of 4.875 percent, and maturity in July 2031.
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
The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:
Summarized Financial Information

($ in millions)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$268	$333
Restricted cash	166	165
Accounts receivable, net - due from non-guarantor subsidiaries	28	45
Accounts receivable, net - due from related parties	35	20
Accounts receivable, net - other	315	231
Timeshare financing receivables, net	437	678
Inventory	1,086	727
Property and equipment, net	773	693
Operating lease right-of-use assets, net	59	66
Investments in unconsolidated affiliates	66	59
Goodwill	1,357	1,377
Intangible assets, net	1,358	1,441
Land and Infrastructure held for sale	—	41
Other assets	462	263
Total assets	$6,410	$6,139

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$28	$45
Accounts payable, accrued expenses and other - other	866	592
Advanced deposits	126	111
Debt, net	2,787	2,912
Operating lease liabilities	79	83
Deferred revenues	293	150
Deferred income tax liabilities	676	649
Total liabilities	$4,855	$4,542

($ in millions)	Six Months Ended June 30, 2022
Total revenues - transactions with non-guarantor subsidiaries	$6
Total revenues - other	1,503
Operating income	176
Net income	80
Subsequent Events
Management has evaluated all subsequent events through August 9, 2022 the date the unaudited consolidated financial statements were available to be issued. The results of management’s analysis indicated no significant subsequent events have occurred that required consideration or adjustments to our disclosures in the unaudited financial statements.
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
Interest Rate Risk
We are exposed to interest rate risk on our variable-rate debt, comprised of the term loans, Revolver and our Timeshare Facility and conduit facilities, of which the Timeshare Facility and conduit facilities, are without recourse to us. The interest rates are primarily based on one-month LIBOR and we are most vulnerable to changes in this rate. The interest rate for our Timeshare Facility is based on one-month term SOFR, for which we are also vulnerable to fluctuations in this rate. We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt.
Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded as an asset in Other Assets in our unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. For further information regarding these swaps, see Note 13: Debt and Non-recourse Debt and Note: 14: Fair Value Measurements.
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
PART II OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums as detailed above in Note 21: Commitments and Contingencies. Management has evaluated these legal matters and we believe certain unfavorable outcomes are reasonably probable and estimable. We have accrued liabilities for these matters which are included in the June 30, 2022 unaudited condensed consolidated financial statements. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2022 will not have a material effect on our unaudited condensed consolidated financial statements.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On May 4, 2022, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The stock repurchase program may be suspended or discontinued at any time and will automatically expire at the end of the two-year term. During the three months ended June 30, 2022, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Appropriate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 1 – April 30, 2022	—	$—	—	$—
May 1 – May 31, 2022	798,016	43.03	798,016	465,663,993
June 1 – June 30, 2022	1,120,275	43.22	1,120,275	417,245,340
Total	1,918,291	$43.14	1,918,291
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

10.1
First Amendment to Amended and Restated License Agreement, dated as of April 4, 2022, between Hilton Grand Vacations Inc. and Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 7, 2022.

10.2
Amended and Restated Receivables Loan Agreement, dated as of May 3, 2022, by and among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, Bank of America, N.A., as administrative agent, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, and the financial institutions signatory thereto as committed lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on May 4, 2022.

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
_____________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August 2022.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Senior Executive Vice President and Chief Financial Officer