Form 10-Q
period 2022-09-30
Hilton Grand Vacations Inc.
filed 2022-11-09
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 4, 2022 was 115,057,769.

HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$425	$432
Restricted cash	319	263
Accounts receivable, net of allowance for doubtful accounts of $40 and $39	398	302
Timeshare financing receivables, net	1,743	1,747
Inventory	1,145	1,240
Property and equipment, net	776	756
Operating lease right-of-use assets, net	56	70
Investments in unconsolidated affiliates	69	59
Goodwill	1,416	1,377
Intangible assets, net	1,318	1,441
Land and infrastructure held for sale	—	41
Other assets	381	280
TOTAL ASSETS (variable interest entities - $974 and $1,100)	$8,046	$8,008
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$978	$673
Advanced deposits	138	112
Debt, net	2,612	2,913
Non-recourse debt, net	1,161	1,328
Operating lease liabilities	74	87
Deferred revenues	223	237
Deferred income tax liabilities	703	670
Total liabilities (variable interest entities - $1,171 and $1,199)	5,889	6,020
Commitments and contingencies - see Note 21
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 116,387,235 shares issued and outstanding as of September 30, 2022 and 119,904,001 shares issued and outstanding as of December 31, 2021	1	1
Additional paid-in capital	1,607	1,630
Accumulated retained earnings	517	357
Accumulated other comprehensive income	32	—
Total equity	2,157	1,988
TOTAL LIABILITIES AND EQUITY	$8,046	$8,008
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Sales of VOIs, net	$500	$488	$1,130	$597
Sales, marketing, brand and other fees	177	118	457	252
Financing	68	53	196	127
Resort and club management	130	99	379	192
Rental and ancillary services	159	112	466	198
Cost reimbursements	82	58	215	131
Total revenues	1,116	928	2,843	1,497
Expenses
Cost of VOI sales	102	130	207	154
Sales and marketing	322	234	849	432
Financing	25	19	66	43
Resort and club management	45	26	118	45
Rental and ancillary services	144	84	426	151
General and administrative	50	41	158	92
Acquisition and integration-related expense	19	54	49	83
Depreciation and amortization	57	48	181	71
License fee expense	33	24	90	57
Impairment expense	—	1	—	2
Cost reimbursements	82	58	215	131
Total operating expenses	879	719	2,359	1,261
Interest expense	(37)	(42)	(105)	(74)
Equity in earnings from unconsolidated affiliates	2	1	9	7
Other gain (loss), net	2	(20)	1	(22)
Income before income taxes	204	148	389	147
Income tax expense	(54)	(49)	(115)	(46)
Net income	$150	$99	$274	$101
Earnings per share:
Basic	$1.25	$0.92	$2.26	$1.08
Diluted	$1.24	$0.90	$2.23	$1.07
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$150	$99	$274	$101
Derivative instrument adjustments, net of tax	17	—	49	—
Foreign currency translation adjustments	(11)	—	(17)	—
Other comprehensive income, net of tax	6	—	32	—
Comprehensive income	$156	$99	$306	$101
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$274	$101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181	71
Amortization of deferred financing costs, acquisition premiums and other	34	19
Provision for financing receivables losses	103	77
Impairment expense	—	2
Other loss, net	1	7
Share-based compensation	40	32
Deferred income tax (benefit) expense	(1)	9
Equity in earnings from unconsolidated affiliates	(9)	(7)
Return on investment in unconsolidated affiliates	—	2
Net changes in assets and liabilities:
Accounts receivable, net	(64)	(102)
Timeshare financing receivables, net	(141)	(36)
Inventory	101	(11)
Purchases and development of real estate for future conversion to inventory	(4)	(25)
Other assets	(21)	62
Accounts payable, accrued expenses and other	257	5
Advanced deposits	25	(5)
Deferred revenues	(13)	(165)
Net cash provided by operating activities	763	36
Investing Activities
Acquisition of Diamond, net of cash and restricted cash acquired	—	(1,585)
Capital expenditures for property and equipment	(25)	(11)
Software capitalization costs	(26)	(14)
Net cash used in investing activities	(51)	(1,610)
Financing Activities
Issuance of debt	—	2,650
Issuance of non-recourse debt	671	96
Repayment of debt	(310)	(843)
Repayment of non-recourse debt	(824)	(234)
Debt issuance costs and discounts	(12)	(61)
Repurchase and retirement of common stock	(162)	—
Payment of withholding taxes on vesting of restricted stock units	(8)	(5)
Proceeds from employee stock plan purchases	2	1
Proceeds from stock option exercises	1	10
Other financing activity	(2)	(2)
Net cash (used in) provided by financing activities	(644)	1,612
Effect of changes in exchange rates on cash, cash equivalents & restricted cash	(19)	—
Net increase in cash, cash equivalents and restricted cash	49	38
Cash, cash equivalents and restricted cash, beginning of period	695	526
Cash, cash equivalents and restricted cash, end of period	$744	$564
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount
Balance as of December 31, 2021	120	$1	$1,630	$357	$—	$1,988
Net income	—	—	—	51	—	51
Derivative instrument adjustments, net of tax	—	—	—	—	22	22
Activity related to share-based compensation	—	—	4	—	—	4
Balance as of March 31, 2022	120	$1	$1,634	$408	$22	$2,065
Net income	—	—	—	73	—	73
Derivative instrument adjustments, net of tax	—	—	—	—	10	10
Foreign currency translation adjustments	—	—	—	—	(6)	(6)
Activity related to share-based compensation	—	—	16	—	—	16
Employee stock plan issuance	—	—	2	—	—	2
Repurchase and retirement of common stock	(2)	—	(26)	(57)	—	(83)
Balance as of June 30, 2022	118	$1	$1,626	$424	$26	$2,077
Net income	—	—	—	150	—	150
Derivative instrument adjustments, net of tax	—	—	—	—	17	17
Foreign currency translation adjustments	—	—	—	—	(11)	(11)
Activity related to share-based compensation	—	—	13	—	—	13
Repurchase and retirement of common stock	(2)	—	(32)	(57)	—	(89)
Balance at September 30, 2022	116	$1	$1,607	$517	$32	$2,157
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Continued) (in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount
Balance as of December 31, 2020	84	$1	$192	$181	$—	$374
Net loss	—	—	—	(7)	—	(7)
Activity related to share-based compensation	—	—	2	—	—	2
Balance as of March 31, 2021	84	$1	$194	$174	$—	$369
Net income	—	—	—	9	—	9
Activity related to share-based compensation	1	—	18	—	—	18
Balance as of June 30, 2021	85	$1	$212	$183	$—	$396
Net income	—	—	—	99	—	99
Activity related to share-based compensation	1	—	18	—	—	18
Shares issued for Diamond Acquisition	34	—	1,381	—	—	1,381
Balance at September 30, 2021	120	$1	$1,611	$282	$—	$1,894
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Organization and Basis of Presentation
Our Business
Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts, primarily under the Hilton Grand Vacations brand. During 2021, we acquired Dakota Holdings, Inc., the parent of Diamond Resorts International (“Diamond”)(the “Diamond Acquisition”), and are in the process of rebranding Diamond properties and sales centers to brands that meet Hilton standards. Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for ourselves and third parties; financing and servicing loans provided to consumers for their VOI purchases; operating resorts and multi-resort trusts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Legacy-HGV Club”) in addition to our Diamond points-based clubs (the Legacy-HGV Club and Diamond Clubs (as defined below) are collectively referred to as “Clubs”).
As of September 30, 2022, we had 154 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Japan. A significant number of our properties and VOIs are concentrated in Florida, Nevada, Hawaii, Europe, California, Virginia and Arizona.
Diamond Acquisition
On August 2, 2021, we completed the Diamond Acquisition by exchanging 100 percent of the outstanding equity interests of Diamond for shares of HGV common stock. Pre-existing HGV shareholders owned approximately 72 percent of the combined company immediately after giving effect of the Diamond Acquisition, with certain funds controlled by Apollo Global Management Inc. (the “Apollo Funds” or, “Apollo”) and other minority shareholders, who previously owned 100 percent of Diamond, holding the remaining, approximately 28 percent at the time the Diamond Acquisition was completed.
Diamond also operates in the hospitality and VOI industry, with a worldwide resort network of global vacation destinations. Diamond’s portfolio consists of resort properties that we manage, are included in one of Diamond’s single- and multi-use trusts (collectively, the “Diamond Collections” or “Collections”), or are Diamond branded resorts in which we own inventory, as well as affiliated resorts and hotels, which we do not manage, and which do not carry the Diamond brand but are a part of Diamond’s network and, through THE Club® and other Club offerings (the “Diamond Clubs”), are available for its members to use as vacation destinations.
The unaudited condensed consolidated financial statements in this report include Diamond’s results of operations beginning on August 2, 2021. We refer to Diamond’s business and operations that we acquired as “Legacy-Diamond”, and our business and operations that existed both prior to and following the Diamond Acquisition as “Legacy-HGV.” See Note 3: Diamond Acquisition for more information.
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
Note 3: Diamond Acquisition
On August 2, 2021, (the “Acquisition Date”), we completed the Diamond Acquisition by exchanging 100 percent of the outstanding equity interests of Diamond to HGV common shares. Following the closing of the Diamond Acquisition, pre-existing HGV shareholders owned approximately 72 percent of the combined company after giving effect to the Diamond Acquisition, with Apollo Funds and other minority shareholders holding the remaining approximately 28 percent at the time the Diamond Acquisition was completed. Diamond is a leader in the vacation ownership industry focused on the infusion of hospitality and experiences through the full life cycle of an owner or members’ life cycle relationship with Diamond. This strategic combination creates a more expansive industry offering, leveraging HGV’s strong brand and net owner growth along with Diamond’s diverse network of locations and strength in experiential offerings. The acquisition also diversifies our product offerings and allows us to expand our customer demographic.
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
Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the Diamond Acquisition as a business combination, which required us to record the assets acquired and liabilities assumed at fair value as of the Acquisition Date. The following table presents the fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date in connection with the business combination as finalized at September 30, 2022.

($ in millions)	Amounts Recognized as of the Acquisition Date
Assets acquired
Cash and cash equivalents	$310
Restricted cash	127
Accounts receivable, net of allowance for doubtful accounts	90
Timeshare financing receivables, net	825
Inventory	488
Property and equipment, net	273
Operating lease right-of-use assets, net	33
Intangible assets, net	1,429
Other assets	261
Total assets acquired	$3,836

Liabilities assumed
Accounts payable, accrued expenses and other	$520
Non-recourse debt, net	660
Operating lease liabilities	33
Advanced deposits	4
Deferred revenues	140
Deferred income tax liabilities	485
Total liabilities assumed	$1,842

Net assets acquired	$1,994
Total consideration transferred	$3,410
Goodwill(1)	$1,416
(1)Goodwill is calculated as total consideration transferred less net assets acquired and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined Company post-acquisition. The majority of goodwill is not deductible for tax purposes.

The measurement period adjustments recorded during the quarter ended September 30, 2022 resulted from changes to our estimates of the fair value of the acquired assets and assumed liabilities based on finalizing the valuations of acquired property and equipment and accounts receivable. In addition, we have established an initial reserve in connection with certain pre-acquisition expenses which we have determined are not deductible for tax purposes. These resulted in a net increase to goodwill for the period of $59 million, net of tax impacts of adjustments.
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
The prior period net income effect associated with the measurement period adjustments recorded during the nine months ended September 30, 2022 is immaterial.
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
Inventory
We acquired inventory which primarily consists of completed unsold VOIs and undeveloped land. We valued acquired inventory using a discounted cash flows method, which included an estimate of cash flows expected to be generated from the sale of VOIs. Significant estimates and assumptions impacting the fair value of the acquired inventory that are subjective and/or require complex judgments include our estimates of operating costs and margins, and the discount rate. Certain other estimates and assumptions impacting the fair value of the acquired inventory involving less subjective and/or less complex judgments include: short-term and long-term revenue growth rates, capital expenditures, tax rates and other factors impacting the discounted cash flows.
Property and Equipment
We acquired property and equipment, which includes land, building and leasehold improvements, furniture and fixtures and construction in progress. We valued the majority of acquired property and equipment using a mix of cost, market and discounted cash flow approaches, which included estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the resorts.

Intangible Assets
The following table presents our estimates of the fair values of the acquired Diamond’s identified intangible assets and their related estimated remaining useful lives:

	Estimated Fair Value ($ in millions)	Estimated Useful Life (in years)
Trade name	$18	1.5
Management contracts	1,251	35.4
Club member relationships	139	14.4
Computer software	21	1.5
Total intangible assets	$1,429
We valued the acquired trade name intangible using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We valued the acquired management contracts intangible and member relationships intangible using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. Significant estimates and assumptions impacting the fair value of the acquired management contracts intangible that are subjective and/or require complex judgments include our estimates of operating costs and margins, and the discount rate. Certain other estimates and assumptions impacting the fair value of the acquired management contracts intangible involving less subjective and/or less complex judgments include: short-term and long-term revenue growth rates, attrition rates, capital expenditures, tax rates and other factors impacting the discounted cash flows.
Deferred Revenue
Deferred revenue primarily relates to deferred sales incentives revenues, primarily related to Bonus Points, which are deferred and recognized upon redemption; and Club membership fees, which are deferred and recognized over the terms of the applicable contract term or membership on a straight-line basis. Additionally, deferred revenue includes maintenance fees collected from owners, in certain cases, which are earned by the relevant property owners’ association over the applicable period. We valued deferred revenue at its carrying value.
Deferred Income Taxes
Deferred income taxes primarily relate to the fair value of assets and liabilities acquired from Diamond, including timeshare financing receivables, inventory, property and equipment, intangible assets, and debt. We calculated deferred income taxes based on statutory rates in the jurisdictions of the legal entities where the acquired assets and liabilities are recorded.
Debt
As part of the acquisition and consideration transferred, we paid off $2,029 million of Diamond’s existing corporate debt, accrued interest and early termination penalties.
Non-Recourse Debt
We valued the securitized debt from VIEs and warehouse loan facilities, using a discounted cash flow model under the income approach. The significant assumptions in our analysis include default rates, prepayment rates, bond interest rates and other structural factors.
Operating Lease Right-of-Use-Assets and Lease Liabilities
We have recorded liabilities for those operating leases assumed in connection with the Diamond Acquisition with a remaining term in excess of a year. We valued lease liabilities at the present value of the remaining contractual lease payments based on the guidance in ASC 842 and using a discount rate determined as of the Acquisition Date. The right-of-

use assets for such leases were measured at an amount equal to the lease liabilities, adjusted for favorable or unfavorable terms of the lease when compared with market terms.
Goodwill
We have allocated the acquired goodwill to our segments, Real Estate Sales and Financing and Resort Operations and Club Management, as indicated in the table below.

	Real Estate Sales and Financing Segment	Resort Operations and Club Management Segment	Total Consolidated
Goodwill	$1,048	$368	$1,416
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of HGV and Diamond as if we had completed the Diamond Acquisition on January 1, 2021, the first day of our prior fiscal year, but using our fair values of assets and liabilities as of the Acquisition Date. These unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Diamond Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

($ in millions, except per share data)	Nine Months Ended September 30, 2021
Revenue	$2,226
Net income	58
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

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Sales and Financing Segment	2022	2021	2022	2021
Sales of VOIs, net	$500	$488	$1,130	$597
Sales, marketing, brand and other fees	177	118	457	252
Interest income	61	46	170	108
Other financing revenue	7	7	26	19
Real estate sales and financing segment revenues	$745	$659	$1,783	$976

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Resort Operations and Club Management Segment	2022	2021	2022	2021
Club management	$48	$42	$150	$98
Resort management	82	57	229	94
Rental(1)	157	104	436	184
Ancillary services	2	8	30	14
Resort operations and club management segment revenues	$289	$211	$845	$390
(1)Excludes intersegment eliminations. See Note 20: Business Segments for additional information.

Contract Balances
The following table provides information on our accounts receivable from contracts with customers which are included in Accounts receivable, net on our unaudited condensed consolidated balance sheets:

($ in millions)	September 30, 2022	December 31, 2021
Receivables	$273	$202
The following table presents the composition of our contract liabilities:

($ in millions)	September 30, 2022	December 31, 2021
Contract liabilities:
Advanced deposits	$138	$112
Deferred sales of VOIs of projects under construction	1	34
Club dues and Legacy-HGV Club activation fees	105	91
Bonus Point incentive liability(1)	58	44
(1)Amounts related to the Bonus Point incentive liability are included in Accounts payable, accrued expenses and other on our unaudited condensed consolidated balance sheets. This liability is comprised of unrecognized revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the three and nine months ended September 30, 2022, that was included in the contract liabilities balance at December 31, 2021 was approximately $63 million and $161 million, respectively.
Our accounts receivable that relate to our contracts with customers includes amounts associated with our contractual right to consideration for completed performance obligations related primarily to our fee-for-service arrangements and homeowners’ associations management agreements and are settled when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time. Refer to Note 7: Timeshare Financing Receivables for information on balances and changes in balances during the period related to our timeshare financing receivables.
Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. There were $5 million contract assets as of September 30, 2022 and no contract assets as of December 31, 2021.
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
In addition to the contract liabilities included herein, we also have deferred revenue of $118 million and $112 million as of September 30, 2022 and December 31, 2021, respectively. This additional deferred revenue balance includes $50 million and $51 million for bonus points and vacation package deferred revenue, $22 million and $10 million in deferred property insurance, $17 million and $14 million in deferred maintenance fees and $28 million and $37 million in other deferred revenue as of September 30, 2022 and December 31, 2021, respectively.
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

The following table represents the deferred revenue, cost of VOI sales and direct selling costs from sales of VOIs related to projects under construction as of September 30, 2022 and December 31, 2021:

($ in millions)	September 30, 2022	December 31, 2021
Sales of VOIs, net	$1	$34
Cost of VOI sales(1)	—	12
Sales and marketing expense	—	5
(1)Includes anticipated Cost of VOI sales related to inventory associated with Sales of VOIs under construction.
We recognized the revenue, costs of VOI sales and direct selling costs related to the project under construction upon completion during the third quarter of 2022.
The following table includes the remaining transaction price related to Advanced deposits, and Legacy-HGV Club activation fees and Bonus Points as of September 30, 2022:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$138	18 months	Upon customer stays
Legacy-HGV Club activation fees	65	7 years	Straight-line basis over average inventory holding period
Bonus Points	58	18 - 30 months	Upon redemption
Note 5: Restricted Cash
Restricted cash was as follows:

($ in millions)	September 30, 2022	December 31, 2021
Escrow deposits on VOI sales	$218	$152
Reserves related to non-recourse debt(1)	59	67
Other(2)	42	44
	$319	$263
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
Note 6: Accounts Receivable
Accounts receivable within the scope of ASC 326 are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	September 30, 2022	December 31, 2021
Fee-for-service commissions(1)	$89	$73
Real estate and financing	52	51
Resort and club operations	118	76
Tax receivables	25	95
Insurance claims receivable	81	—
Other receivables(2)	33	7
Total	$398	$302
(1)Net of allowance.
(2)Primarily includes individually insignificant allowances recognized in the ordinary course of business.

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
The changes in our allowance for fee-for-service commissions were as follows during the period from December 31, 2021 to September 30, 2022:

($ in millions)
Balance as of December 31, 2021	$18
Current period provision for expected credit losses	5
Write-offs charged against the allowance	(9)
Balance at September 30, 2022	$14
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
Note 7: Timeshare Financing Receivables
We define our timeshare financing receivables portfolio segments as (i) originated and (ii) acquired. The following table presents the components of each portfolio segment by class of timeshare financing receivables:

	Originated(2)		Acquired(2)
($ in millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Securitized	$856	$587	$363	$523
Unsecuritized(1)	799	810	440	515
Timeshare financing receivables, gross	$1,655	$1,397	$803	$1,038
Unamortized non-credit acquisition premium(3)	—	—	47	74
Less: allowance for financing receivables losses	(374)	(280)	(388)	(482)
Timeshare financing receivables, net	$1,281	$1,117	$462	$630
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
(2)Acquired timeshare financing receivables include all timeshare financing receivables of Legacy-Diamond as of the Acquisition Date. Originated timeshare financing receivables include all Legacy-HGV timeshare financing receivables and Legacy-Diamond timeshare financing receivables originated after the Acquisition Date.
(3)Non-credit premium of $97 million was recognized at the Acquisition Date, of which $47 million remains unamortized as of September 30, 2022.
In August 2022, we completed a securitization of $269 million of gross timeshare financing receivables and issued approximately $153 million of 4.30 percent notes, $73 million of 4.74 percent notes, $26 million of 5.57 percent notes, and $17 million of 8.73 percent notes due January 2037. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the proceeds from the transaction are presented as non-recourse debt. The proceeds were primarily used to pay down the remaining borrowings of our Timeshare Facility and general corporate operating expenses. See Note 13: Debt and Non-recourse Debt for additional information.
In April 2022, we completed a securitization of $246 million of gross timeshare financing receivables and issued approximately $107 million of 3.61 percent notes, $84 million of 4.10 percent notes, $22 million of 4.69 percent notes, and $33 million of 6.79 percent notes due June 2034. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the proceeds from the transaction are presented as non-recourse debt. The proceeds were primarily used to pay down the remaining borrowings of one of our conduit facilities and general corporate operating expenses. See Note 13: Debt and Non-recourse Debt for additional information.
As of September 30, 2022 and December 31, 2021, we had timeshare financing receivables with a carrying value of $9 million and $131 million, respectively, securing the Timeshare Facility. We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. For the nine months ended September 30, 2022, we recorded an adjustment to our estimate of variable consideration of $101 million.
We recognize interest income on our timeshare financing receivables as earned. As of September 30, 2022 and December 31, 2021, we had interest receivable outstanding of $12 million and $9 million, respectively, on our originated timeshare financing receivables, which represent all Legacy-HGV timeshare financing receivables and timeshare financing receivables originated by Legacy-Diamond subsequent to the Acquisition Date. As of September 30, 2022 and December 31, 2021, we had interest receivable outstanding of $4 million and $7 million on our acquired timeshare financing receivables, which represents all timeshare financing receivables of Legacy-Diamond as of the Acquisition Date. Interest receivable is included in Other Assets within our consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of September 30, 2022, our originated timeshare financing receivables had interest rates ranging from 1.5 percent to 25.8 percent, a weighted-average interest rate of 14.2 percent, a weighted-average remaining term of 8.2 and maturities through 2037. Our acquired timeshare financing receivables had interest rates ranging from 2.0 percent to 25.0 percent, a weighted-average interest rate of 15.7 percent, a weighted-average remaining term of 7.6 years and maturities through 2032.
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
The fair value of our acquired timeshare financing receivables as of the Acquisition Date was determined using a discounted cash flow method, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivables. which calculated a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective timeshare financing receivables. Consequently, the fair value of the acquired timeshare financing receivables recorded on our consolidated balance sheet as of the Acquisition Date included an estimate of expected credit losses which became the historical cost basis for that portfolio going forward.
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

Our acquired timeshare financing receivables as of September 30, 2022 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2022 (remaining)	$10	$8	$18
2023	41	34	75
2024	45	38	83
2025	48	42	90
2026	51	47	98
Thereafter	168	271	439
	$363	$440	$803
Originated Timeshare Financing Receivables
Originated timeshare financing receivables represent all Legacy-HGV timeshare financing receivables and timeshare financing receivables originated by Legacy-Diamond subsequent to the Acquisition Date. Our originated timeshare financing receivables as of September 30, 2022 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2022 (remaining)	$24	$19	$43
2023	100	52	152
2024	104	59	163
2025	105	66	171
2026	105	73	178
Thereafter	418	530	948
	$856	$799	$1,655
Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2021	$280	$482
Provision for financing receivables losses(1)	101	—
Write-offs	(52)	(63)
Upgrades(2)	45	(31)
Balance at September 30, 2022	$374	$388

($ in millions)	Originated	Acquired
Balance as of December 31, 2020	$211	$—
Provision for financing receivables losses(1)	77	—
Initial allowance for PCD financing receivables acquired during the period	—	469
Write-offs	(50)	(7)
Balance at September 30, 2021	$238	$462
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
Our gross balances by average FICO score of our Legacy-HGV timeshare financing receivables were as follows:

	Legacy-HGV Timeshare Financing Receivables
($ in millions)	September 30, 2022	December 31, 2021
FICO score
700+	$734	$703
600-699	264	248
<600	36	35
No score(1)	167	166
	$1,201	$1,152
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following table details our Legacy-HGV timeshare financing receivables by the origination year and average FICO score as of September 30, 2022:

($ in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO score
700+	$258	$157	$55	$98	$68	$98	$734
600-699	87	58	20	35	25	39	264
<600	11	8	3	5	3	6	36
No score(1)	41	30	19	29	19	29	167
	$397	$253	$97	$167	$115	$172	$1,201
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

As of September 30, 2022 and December 31, 2021, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $71 million and $83 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-HGV Timeshare Financing Receivables
	September 30, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$687	$427	$1,114
31 - 90 days past due	8	8	16
91 - 120 days past due	2	3	5
121 days and greater past due	1	65	66
	$698	$503	$1,201

	Legacy-HGV Timeshare Financing Receivables
	December 31, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$569	$488	$1,057
31 - 90 days past due	6	6	12
91 - 120 days past due	2	2	4
121 days and greater past due	2	77	79
	$579	$573	$1,152
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
Our gross balances by average FICO score of our Legacy-Diamond acquired and originated timeshare financing receivables were as follows:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	September 30, 2022	December 31, 2021
FICO score
700+	$423	$601
600-699	300	356
<600	63	70
No score(1)	17	11
	$803	$1,038
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	September 30, 2022	December 31, 2021
FICO score
700+	$282	$172
600-699	144	60
<600	24	11
No score(1)	4	2
	$454	$245
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following tables detail our Legacy-Diamond acquired and originated timeshare financing receivables by the origination year and average FICO score as of September 30, 2022:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO score
700+	$—	$75	$91	$109	$71	$77	$423
600-699	—	50	55	78	46	71	300
<600	—	12	15	13	6	17	63
No score(1)	—	1	5	2	1	8	17
	$—	$138	$166	$202	$124	$173	$803
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO score
700+	$200	$82	$—	$—	$—	$—	$282
600-699	98	46	—	—	—	—	144
<600	14	10	—	—	—	—	24
No score(1)	3	1	—	—	—	—	4
	$315	$139	$—	$—	$—	$—	$454
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

As of September 30, 2022 and December 31, 2021, we had ceased accruing interest on Legacy-Diamond timeshare financing receivables with an aggregate principal balance of $400 million and $369 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-Diamond Timeshare Financing Receivables
	September 30, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$483	$341	$824
31 - 90 days past due	17	16	33
91 - 120 days past due	5	5	10
121 days and greater past due	16	374	390
	$521	$736	$1,257

	Legacy-Diamond Timeshare Financing Receivables
	December 31, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$496	$385	$881
31 - 90 days past due	15	18	33
91 - 120 days past due	6	5	11
121 days and greater past due	14	344	358
	$531	$752	$1,283
Note 8: Inventory
Inventory was comprised of the following:

($ in millions)	September 30, 2022	December 31, 2021
Completed unsold VOIs	$1,092	$1,219
Construction in process	52	20
Land, infrastructure and other	1	1
	$1,145	$1,240
The table below presents costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory.

	Nine Months Ended September 30,
($ in millions)	2022	2021
Cost of sales true-up(1)	$17	$(1)
(1)For the nine months ended September 30, 2022, the costs of sales true-up decreased costs of VOI sales and increased inventory. For the nine months ended September 30, 2021, the costs of sales true-up increased costs of VOI sales and decreased inventory.

Shown below are expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for service projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Cost of VOI sales related to fee-for-service upgrades	$3	$1	$7	$4

Note 9: Property and Equipment
Property and equipment were comprised of the following:

($ in millions)	September 30, 2022	December 31, 2021
Land	$234	$193
Building and leasehold improvements	400	405
Furniture and equipment	80	82
Construction in progress	249	231
	963	911
Accumulated depreciation	(187)	(155)
	$776	$756
Land increased by $48 million during the second quarter of 2022 from December 31, 2021. We concluded that certain parcels of land and infrastructure which were previously classified as held for sale, no longer met the held for sale criteria. Thus, these assets were reclassified to property and equipment as a non-cash transfer. The assets were measured at fair value as of June 30, 2022 as assets held for sale prior to reclassification, principally utilizing market approaches for the land parcels and the cost approach for infrastructure. During the second quarter of 2022, we recorded a reversal of impairment expense of $7 million corresponding with this reclassification.
Note 10: Consolidated Variable Interest Entities
As of September 30, 2022 and December 31, 2021, we consolidated 9 variable interest entities (“VIEs”) and 11 VIEs, respectively. The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
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
As part of the Diamond Acquisition, we acquired the variable interests in the entities associated with Diamond’s outstanding timeshare financing receivables securitization transactions and conduit facilities. They have been aggregated for disclosure purposes as they are similar in nature to our previously established VIEs. As of September 30, 2022 and December 31, 2021, conduit facilities had outstanding balances of zero and $133 million, respectively. As of September 30, 2022, all conduit facilities were paid off and terminated.
Our unaudited condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	September 30, 2022	December 31, 2021
Restricted cash	$58	$62
Timeshare financing receivables, net	1,009	1,021
Non-recourse debt(1)	1,168	1,195
(1)Net of deferred financing costs.
During the three and nine months ended September 30, 2022 and 2021, we did not provide any financial or other support to any VIEs that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Note 11: Investments in Unconsolidated Affiliates
As of September 30, 2022, we have 25 percent and 50 percent ownership interests in BRE Ace LLC and 1776 Holding LLC, respectively, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. Our investment interests in and equity earned from both VIEs are included in our consolidated balance sheets as Investments in unconsolidated affiliates and in our consolidated statements of operations as Equity in earnings from unconsolidated affiliates, respectively.
Our two unconsolidated affiliates have aggregated debt balances of $398 million and $463 million as of September 30, 2022 and December 31, 2021, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totaled $69 million and $59 million as of September 30, 2022 and December 31, 2021, respectively, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 19: Related Party Transactions for additional information.
Note 12: Intangible Assets
Intangible assets and related accumulated amortization were as follows:

	September 30, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(14)	$4
Management contracts	1,340	(199)	1,141
Club member relationships	139	(31)	108
Capitalized software	160	(95)	65
	$1,657	$(339)	$1,318

	December 31, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(5)	$13
Management contracts	1,340	(106)	1,234
Club member relationships	139	(12)	127
Capitalized software	138	(71)	67
	$1,635	$(194)	$1,441
We acquired definite-lived intangible assets as part of the Diamond Acquisition, which have been valued in the amount of $1,429 million as of the Acquisition Date. Refer to Note 3: Diamond Acquisition for further details. Amortization expense on intangible assets was $50 million and $38 million for the three months ended September 30, 2022 and 2021, respectively, and $147 million and $48 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 13: Debt & Non-recourse Debt
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	September 30, 2022	December 31, 2021
Debt(1)
Senior secured credit facility
Term loan with a rate of 5.250%, due 2028	$1,287	$1,297
Revolver with a rate of 4.424%, due 2026	—	300
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Other debt	29	27
	2,666	2,974
Less: unamortized deferred financing costs and discounts(2)(3)	(54)	(61)
	$2,612	$2,913
(1)As of September 30, 2022 and December 31, 2021, weighted-average interest rates were 5.248% and 4.052%, respectively.
(2)Amount includes unamortized deferred financing costs related to our term loan and senior notes of $27 million and $20 million, respectively, as of September 30, 2022 and $33 million and $22 million, respectively, as of December 31, 2021. This amount also includes unamortized original issuance discounts of $7 million and $6 million as of September 30, 2022 and December 31, 2021, respectively.
(3)Amount does not include unamortized deferred financing costs of $4 million and $5 million as of September 30, 2022 and December 31, 2021, respectively, related to our revolving facility which are included in Other assets in our unaudited condensed consolidated balance sheets.
Senior secured credit facilities
During the nine months ended September 30, 2022, we repaid $310 million under the senior secured credit facilities. As of September 30, 2022, we had $1 million of letters of credit outstanding under the revolving credit facility and $2 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of September 30, 2022.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the remaining available LIBOR based senior secured credit facility. Therefore as of September 30, 2022, these interest rate swaps convert the LIBOR based variable rate on our Term Loan to average fixed rates of 1.32 percent per annum with maturities between 2023 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of September 30, 2022, the notional values of the interest rate swaps under our Term Loan was $710 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our unaudited condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the estimated fair value of our cash flow hedges are $67 million and $2 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. The following table reflects the activity in accumulated other comprehensive income related to our derivative instruments during the nine months ended September 30, 2022.

Net unrealized gain on derivative instruments
Balance as of December 31, 2021	$2
Other comprehensive income before reclassifications, net	48
Reclassification to net income	1
Balance as of September 30, 2022	$51

Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	September 30, 2022	December 31, 2021
Non-recourse debt(1)
Timeshare Facility with an average rate of 2.35%, due 2025(3)	$—	$131
HGV Securitized Debt with a weighted average rate of 2.711%, due 2028	48	70
HGV Securitized Debt with a weighted average rate of 3.602%, due 2032	108	143
HGV Securitized Debt with a weighted average rate of 2.431%, due 2033	111	151
HGV Securitized Debt with a weighted average rate of 4.304%, due 2034	147	—
HGV Securitized Debt with a weighted average rate of 4.826%, due 2037	260	—
HGV Securitized Debt with a weighted average rate of 3.658%, due 2039	192	193
Diamond Resorts Premium Yield Facility with an average rate of 4.766%, due 2031	—	8
Diamond Resorts Conduit Facility with an average rate of 2.250%, due 2023	—	125
Diamond Resorts Conduit Facility with an average rate of 3.000%, due 2024	—	8
Diamond Resorts Owner Trust 2017 with a weighted average rate of 3.504%, due 2029	—	41
Diamond Resorts Owner Trust 2018 with a weighted average rate of 4.061%, due 2031	62	92
Diamond Resorts Owner Trust 2019 with a weighted average rate of 3.255%, due 2032	98	148
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2032	147	224
	1,173	1,334
Less: unamortized deferred financing costs(2)	(12)	(6)
	$1,161	$1,328
(1)As of September 30, 2022 and December 31, 2021, weighted-average interest rates were 3.661% and 2.876%, respectively.
(2)Amount relates to securitized debt only and does not include unamortized deferred financing costs of $4 million and $2 million as of September 30, 2022 and December 31, 2021, respectively, relating to our Timeshare Facility included in Other Assets in our unaudited condensed consolidated balance sheets.
(3)In connection with the amended and restated Timeshare Facility executed in May 2022, the revolving commitment period of the Timeshare Facility terminates in August 2024, however the repayment maturity date extends 12 months beyond the commitment termination date to August 2025.
During the nine months ended September 30, 2022, we terminated our conduit facility due in 2023 and 2024.
In August 2022, we completed a securitization of $269 million of gross timeshare financing receivables and issued approximately $153 million of 4.30 percent notes, $73 million of 4.74 percent notes, $26 million of 5.57 percent notes, and $17 million of 8.73 percent notes due January 2037. The securitized debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interest. The proceeds were primarily used to pay down the remaining borrowings of our Timeshare Facility and general corporate operating expenses. In connection with the securitization, we incurred $5 million in debt issuance costs.
In April 2022, we completed a securitization of $246 million of gross timeshare financing receivables and issued approximately $107 million of 3.61 percent notes, $84 million of 4.10 percent notes, $22 million of 4.69 percent notes, and $33 million of 6.79 percent notes due June 2034. The securitized debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interest and temporarily by a $34 million cash deposit. The securitized debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt. The proceeds were primarily used to pay down the remaining borrowings on one of our conduit facility and general corporate operating expenses. In connection with the securitization, we incurred $4 million in debt issuance costs.
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
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $59 million and $67 million as of September 30, 2022 and December 31, 2021, respectively, and were included in Restricted cash in our unaudited condensed consolidated balance sheets.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of September 30, 2022 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2022 (remaining)	$4	$188	$192
2023	15	433	448
2024	15	164	179
2025	14	214	228
2026	13	65	78
Thereafter	2,605	109	2,714
	$2,666	$1,173	$3,839
Note 14: Fair Value Measurements
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	September 30, 2022
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,743	$—	$1,860
Liabilities:
Debt, net(2)	2,612	2,370	36
Non-recourse debt, net(2)	1,161	1,115	—

	December 31, 2021
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,747	$—	$1,905
Liabilities:
Debt, net(2)	2,913	2,663	340
Non-recourse debt, net(2)	1,328	1,080	270
(1)Carrying amount net of allowance for financing receivables losses.
(2)Carrying amount net of unamortized deferred financing costs and discount.
Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values. The table above excludes cash and cash equivalents, restricted cash, accounts receivable, accounts payable, advance deposits and accrued liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. Our estimated fair value of derivative financial instruments is considered a level 2 measurement and is included in Note 13: Debt and Non-recourse Debt above. Our valuation methodology is categorized based on each asset or liability’s respective measurement inputs and their correlation to information available in active markets as follows:
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
The estimated fair value of our level 2 derivative financial instruments was determined utilizing projected future cash flows discounted based on an expectation of future interest rates derived from observable market interest rate curves and market volatility.
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
As part of our integration of business operations from the Diamond Acquisition, we ceased utilizing one leased office space in the first quarter of 2022 and one additional office space in the second quarter of 2022 , both of which the Company considered to be a triggering event for impairment analysis. We recognized no impairment expenses on the related right-of-use assets during the three months ended September 30, 2022 and $6 million in the nine months ended September 30, 2022 respectively.
We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Rent expense for all operating leases for the three months ended September 30, 2022 and 2021, was $14 million and $6 million, and $29 million and $15 million, for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, these amounts included less than $1 million of short-term and variable lease costs, and for the nine months ended September 30, 2022 and 2021, $2 million and $1 million, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended September 30,
($ in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$20	$15
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2	35
Supplemental consolidated balance sheet information related to operating leases was as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term of operating leases (in years)	4	4
Weighted-average discount rate of operating leases	4.46%	4.35%
The future minimum lease payments under non-cancelable operating leases, due in each of the next five years and thereafter as of September 30, 2022, are as follows:

($ in millions)	Operating Leases
Year
2022 (remaining)	$7
2023	26
2024	18
2025	15
2026	9
Thereafter	6
Total future minimum lease payments	$81
Less: imputed interest	(7)
Present value of lease liabilities	$74
Note 16: Income Taxes
The effective tax rate for the nine months ended September 30, 2022 and 2021 was approximately 30 percent and 31 percent, respectively. The effective tax rate decrease year over year is primarily due to the change in earnings mix of our worldwide income and the impact of non-deductible costs related to the Diamond acquisition in the third quarter of 2021. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21 percent is primarily due to the impact of state and foreign income taxes, as well as discrete items including share-based compensation.
Note 17: Share-Based Compensation
Stock Plan
We issue service-based restricted stock units (“Service RSUs”), service and performance-based restricted stock units (“Performance RSUs”) and nonqualified stock options (“Options”) to certain employees and directors. We recognized share-based compensation expense of $14 million for the three months ended September 30, 2022 and 2021, and $40 million and $32 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, unrecognized compensation costs for unvested awards was approximately $43 million, which is expected to be recognized over a weighted average period of 1.9 years. As of September 30, 2022, there were 2,657,102 shares of common stock available for future issuance under this plan.

Service RSUs
During the nine months ended September 30, 2022, we issued 795,963 Service RSUs with a grant date fair value of $44.17, which generally vest in equal annual installments over three years from the date of grant.
Options
During the nine months ended September 30, 2022, we issued 389,536 Options with an exercise price of $44.09, which generally vest over three years from the date of the grant.
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
As of September 30, 2022, we had 1,539,384 Options outstanding that were exercisable.
Performance RSUs
During the nine months ended months ended September 30, 2022, we issued 93,064 Performance RSUs with a grant date fair value of $44.09. The Performance RSUs are settled at the end of a two-year performance period, with 50 percent of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50 percent of the Performance RSUs are subject to the achievement of certain contract sales targets.
We determined that the performance conditions for our Performance RSUs are probable of achievement and, for the three and nine months ended September 30, 2022, we recognized compensation expense based on the number of Performance RSUs we expect to vest.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the ESPP, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95 percent of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. During the three and nine months ended September 30, 2022 and 2021, we recognized less than $1 million of compensation expense related to this plan.

Note 18: Earnings Per Share
The following tables present the calculation of our basic and diluted earnings per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares outstanding in millions, except per share amounts)	2022	2021	2022	2021
Basic EPS:
Numerator:
Net income(1)	$150	$99	$274	$101
Denominator:
Weighted average shares outstanding	120	108	121	93
Basic EPS	$1.25	$0.92	$2.26	$1.08
Diluted EPS:
Numerator:
Net income(1)	$150	$99	$274	$101
Denominator:
Weighted average shares outstanding	121	109	123	94
Diluted EPS	$1.24	$0.90	$2.23	$1.07
(1)Net income for the three months ended September 30, 2022 and 2021 was $149,767,212 and $98,704,709, respectively, and $273,567,561 and $100,634,069 for the nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares outstanding:
Basic EPS	119,564,760	107,688,389	121,308,912	92,944,812
Diluted EPS	121,064,107	109,138,778	122,942,279	94,162,838
The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period. For the three and nine months ended September 30, 2022, we excluded 846,369 and 736,581, respectively, and 512,371 and 631,738 for the three and nine months ended September 30, 2021, respectively, of share-based compensation awards, because their effect would have been anti-dilutive under the treasury stock method.
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

We also had $14 million and $20 million of outstanding receivables related to the fee-for-service agreements included in Accounts receivable, net on our unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Equity in earnings from unconsolidated affiliates	$2	$1	$9	$7
Commissions and other fees	52	33	133	70
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
Below is the presentation of our reportable segment results which include the acquired Diamond operations within both segments since the Acquisition Date. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Revenues:
Real estate sales and financing	$745	$659	$1,783	$976
Resort operations and club management(1)	299	216	870	403
Total segment revenues	1,044	875	2,653	1,379
Cost reimbursements	82	58	215	131
Intersegment eliminations(1)(2)	(10)	(5)	(25)	(13)
Total revenues	$1,116	$928	$2,843	$1,497
(1)Includes charges to the real estate sales and financing segment from the resort operations and club management segment for fulfillment of discounted marking package stays at resorts. These charges totaled $10 million and $5 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, these charges totaled $25 million and $13 million, respectively.

(2)Includes charges to the real estate sales and financing segment from the resort operations and club management segment for the rental of model units to show prospective buyers. These charges totaled $1 million and $2 million and less than $1 million for the three and nine months ended September 30, 2022 and 2021, respectively.
The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Adjusted EBITDA:
Real estate sales and financing(1)	$295	$280	$666	$352
Resort operations and club management(1)	112	109	332	212
Segment Adjusted EBITDA	407	389	998	564
Acquisition and integration-related expense	(19)	(54)	(49)	(83)
General and administrative	(50)	(41)	(158)	(92)
Depreciation and amortization	(57)	(48)	(181)	(71)
License fee expense	(33)	(24)	(90)	(57)
Other loss, net	2	(20)	1	(22)
Interest expense	(37)	(42)	(105)	(74)
Income tax expense	(54)	(49)	(115)	(46)
Equity in earnings from unconsolidated affiliates	2	1	9	7
Impairment expense	—	(1)	—	(2)
Other adjustment items(2)	(11)	(12)	(36)	(23)
Net income	$150	$99	$274	$101
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)For the three and nine months ended September 30, 2022 and 2021, this amount includes costs associated with restructuring, one-time charges and other non-cash items included within our reportable segments.
Note 21: Commitments and Contingencies
Commitments
We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2022, we were committed to purchase approximately $270 million of inventory and land over a period of 8 years and $12 million of other commitments in the normal course of business. Additionally, we have committed to develop additional vacation ownership units at an existing resort in Japan. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the nine months ended September 30, 2022, we fulfilled $50 million of purchases required under our inventory commitments. During the nine months ended September 30, 2021, we completed $132 million of purchases required under our inventory-related purchase commitments. As of September 30, 2022, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2022 (remaining)	2023	2024	2025	2026	Thereafter	Total
Inventory purchase obligations	$56	$141	$59	$3	$3	$8	$270
Other commitments(1)	2	8	2	—	—	—	12
Total	$58	$149	$61	$3	$3	$8	$282
(1)Primarily relates to commitments related to information technology and sponsorships.

Rebranding Costs
As part of the Diamond Acquisition and per our licensing agreement with Hilton, we are committed to rebranding Diamond properties to brands that meet Hilton standards. We are currently rebranding our resorts and sales centers and expect rebranding to occur over a period of several years.
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
As of September 30, 2022, we accrued liabilities of approximately $121 million for all legal matters that were contingencies. Approximately $95 million of these accrued liabilities relate to a judgment entered against Diamond in March 2022 in connection with a case filed in 2015 that was not deemed probable and estimable as of the Acquisition Date. This matter is subject to insurance coverage and as a result as of September 30, 2022, we recorded an insurance claim receivable of $80 million within Accounts receivable, net in our unaudited condensed consolidated balance sheet, During the three and nine months ended September 30, 2022, we recognized a charge of $1 million and $15 million, respectively, to our unaudited condensed consolidated statement of operations that represents the amount of the settlement liability not deemed probable of recovery from the insurance carriers.
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
Note 22: Subsequent Events
Management has evaluated all subsequent events through November 9, 2022, the date the unaudited condensed consolidated financial statements were available to be issued. The results of management’s analysis indicated no significant subsequent events have occurred that required consideration or adjustments to our disclosures in the unaudited financial statements.
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements convey management’s expectations as to the future of HGV, and are based on management’s beliefs, expectations, assumptions and such plans, estimates, projections and other information available to management at the time HGV makes such statements. Forward-looking statements include all statements that are not historical facts and may be identified by terminology such as the words “outlook,” “believe,” “expect,” “potential,” “goal,” “continues,” “may,” “will,” “should,” “could,” “would,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “future,” “guidance,” “target,” or the negative version of these words or other comparable words, although not all forward-looking statements may contain such words. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements related to HGV’s revenues, earnings, taxes, cash flow and related financial and operating measures, and expectations with respect to future operating, financial and business performance, and other anticipated future events and expectations that are not historical facts.
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
For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” and the Summary of Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as supplemented and updated by the risk factors discussed in “Part II-Item 1A. Risk Factors” of this Report and those described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.
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
“Points-based” refers to VOI sales that are backed by physical real estate that is contributed to a trust.
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
See “Key Business and Financial Metrics and Terms Used by Management” and “Results of Operations” for a discussion of the meanings of these terms, the Company’s reasons for providing non-GAAP financial measures, and reconciliations of non-GAAP financial measures to measures calculated in accordance with U.S. GAAP.
Overview
Our Business
We are a global timeshare company engaged in developing, marketing, selling and managing timeshare resorts primarily under the Hilton Grand Vacations brand. Our Company also owns and operates Diamond Resorts International (“Diamond”) and is in the process of rebranding Diamond properties and sales centers to brands that meet Hilton standards. Our operations primarily consist of: selling vacation ownership intervals and vacation ownership interests (collectively,

“VOIs”, “VOI”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and multi-resort trusts; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Legacy-HGV Club”) and Diamond points-based clubs.
As of September 30, 2022, we have 154 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada, and Japan. A significant number of our properties and VOIs are concentrated in Florida, Nevada, Hawaii, Europe, California, Virginia and Arizona. and feature spacious, condominium-style accommodations with superior amenities and quality service. As of September 30, 2022, we have approximately 344,000 Hilton Grand Vacations Club and Hilton Club members. Legacy-HGV Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort or any property in the Hilton system of 18 industry-leading brands across approximately 7,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours. We also have 171,000 Diamond Club members who are able to utilize their points across the Diamond resorts, affiliated properties and alternative experiential options.
Diamond Acquisition
On August 2, 2021, we completed the acquisition of Dakota Holdings, Inc., the parent of Diamond (the “Diamond Acquisition”). We completed the acquisition by exchanging 100 percent of the outstanding equity interests of Diamond into shares of HGV common stock. Pre-existing HGV shareholders own approximately 72 percent of the combined company after giving effect of the Diamond Acquisition, with certain funds controlled by Apollo Global Management Inc. (the “Apollo Funds” or, “Apollo”) and other minority shareholders, who previously owned 100 percent of Diamond, holding the remaining approximately 28 percent at the time the Diamond Acquisition was completed.
Diamond also operates in the hospitality and VOI industry, with a worldwide resort network of global vacation destinations. Diamond’s portfolio consists of resort properties that we manage, are included in one of Diamond’s single- and multi-use trusts (collectively, the “Diamond Collections” or “Collections”), or are Diamond branded resorts in which we own inventory. In addition there are affiliated resorts and hotels, which we do not manage, and which do not carry the Diamond brand but are a part of Diamond’s network and, through THE Club® and other Club offerings (the “Diamond Clubs”), are available for its members to use as vacation destinations.
The financial results within this report include Diamond’s results of operations beginning on August 2, 2021. We refer to Diamond’s business and operations that we acquired as “Legacy-Diamond”, and our business and operations that existed both prior to and following the Diamond Acquisition as “Legacy-HGV.” See Note 3: Diamond Acquisition for more information. Acquisition and integration-related expenses represent direct costs associated with the Diamond Acquisition including integration costs, legal fees, financial and other professional services. These expenses also include severance, retention and other employee-related benefits.
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
For the nine months ended September 30, 2022, sales from fee-for-service, just-in-time, developed inventory and points-based sources were 28 percent, 14 percent, 21 percent and 36 percent, respectively, of contract sales. See “Key Business and Financial Metrics and Terms Used by Management — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $12 billion at current pricing.
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
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe, and Japan. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have approximately 60 sales distribution centers in various domestic and international locations. A phased rebranding of sales centers that were acquired as part of the Diamond Acquisition began in late 2021. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products and have an affinity with Hilton (Legacy-HGV only) and are frequent leisure travelers. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the nine months ended September 30, 2022, 71 percent of our contract sales were to our existing owners.
We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5 percent to 25 percent per annum. Financing propensity was 63 percent and 66 percent for the nine months ended September 30, 2022 and 2021. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Nine Months Ended September 30,
	2022	2021
Weighted-average FICO score	735	724
Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Clubs.
Some of our timeshare financing receivables have been pledged as collateral in our securitization transactions and our Timeshare Facility, which have in the past and may in the future provide funding for our business activities. In these securitization transactions, special purpose entities are established to issue various classes of debt securities which are generally collateralized by a single pool of assets, consisting of timeshare financing receivables that we service and related cash deposits. For additional information see Note 7: Timeshare Financing Receivables in our unaudited condensed consolidated financial statements.

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
EBITDA and Adjusted EBITDA
EBITDA, presented herein, is a financial measure that is not recognized under U.S. GAAP that reflects net income, before interest expense (excluding non-recourse debt), a provision for income taxes and depreciation and amortization.
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
EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and should not be considered as alternatives to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our definitions of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.
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
EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income, cash flow or other methods of analyzing our results as reported under U.S. GAAP. Some of these limitations are:
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

Results of Operations
Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021
Segment Results
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

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Revenues:
Real estate sales and financing	$745	$659	$86	13.1	$1,783	$976	$807	82.7
Resort operations and club management	299	216	83	38.4	870	403	467	NM
Total segment revenues	1,044	875	169	19.3	2,653	1,379	1,274	92.4
Cost reimbursements	82	58	24	41.4	215	131	84	64.1
Intersegment eliminations(2)	(10)	(5)	(5)	100.0	(25)	(13)	(12)	92.3
Total revenues	$1,116	$928	$188	20.3	$2,843	$1,497	$1,346	89.9
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)Refer to Note 20: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.
The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Net income	$150	$99	$51	51.5	$274	$101	$173	NM
Interest expense	37	42	(5)	(11.9)	105	74	31	41.9
Income tax expense	54	49	5	10.2	115	46	69	NM
Depreciation and amortization	57	48	9	18.8	181	71	110	NM
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	2	—	2	100.0	2	1	1	100.0
EBITDA	300	238	62	26.1	677	293	384	NM
Other loss, net	(2)	20	(22)	(110.0)	(1)	22	(23)	NM
Share-based compensation expense	14	14	—	—	40	32	8	25.0
Impairment expense	—	1	(1)	(100.0)	—	2	(2)	(100.0)
Acquisition and integration-related expense	19	54	(35)	(64.8)	49	83	(34)	(41.0)
Other adjustment items(2)	7	13	(6)	(46.2)	48	20	28	NM
Adjusted EBITDA	$338	$340	$(2)	(0.6)	$813	$452	$361	79.9
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)For the three and nine months ended September 30, 2022 and 2021 this amount includes costs associated with restructuring, one-time charges and other non-cash items. This amount also includes the amortization of premiums resulting from purchase accounting.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Adjusted EBITDA:
Real estate sales and financing(2)	$295	$280	$15	5.4	$666	$352	$314	89.2
Resort operations and club management(2)	112	109	3	2.8	332	212	120	56.6
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	5	1	4	NM	12	8	4	50.0
License fee expense	(33)	(24)	(9)	37.5	(90)	(57)	(33)	57.9
General and administrative(3)	(41)	(26)	(15)	57.7	(107)	(63)	(44)	69.8
Adjusted EBITDA	$338	$340	$(2)	(0.6)	$813	$452	$361	79.9
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
($ in millions)	2022	2021	$	2022	2021	$
Sales of VOIs (deferrals)	$10	$—	$10	$(53)	$—	$(53)
Sales of VOIs recognitions	76	241	(165)	87	167	(80)
Net Sales of VOIs (deferrals) recognitions	86	241	(155)	34	167	(133)
Cost of VOI sales (deferrals)(1)	3	—	3	(18)	—	(18)
Cost of VOI sales recognitions	27	73	(46)	30	50	(20)
Net Cost of VOI sales (deferrals) recognitions(1)	30	73	(43)	12	50	(38)
Sales and marketing expense (deferrals)	2	—	2	(8)	—	(8)
Sales and marketing expense recognitions	11	35	(24)	13	24	(11)
Net Sales and marketing expense (deferrals) recognitions	13	35	(22)	5	24	(19)
Net construction (deferrals) recognitions	$43	$133	$(90)	$17	$93	$(76)
(1)Includes anticipated Costs of VOI sales of VOIs under construction that will be acquired under a just-in-time arrangement once construction is complete for the three and nine months ended September 30, 2022 and 2021.
Real estate sales and financing segment revenues increased by $86 million and $807 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, sales revenue primarily increased in these periods due to an increase in travel demand and a corresponding increase in tour flow and sales transactions; partially offset by a net decrease in the recognition of deferred sales of VOIs related to projects previously under construction during the same periods in 2021. Sales revenue for the nine months ended September 30, 2022 also increased as a result of the launch of new properties in the second half of 2021.
Real estate sales and financing Adjusted EBITDA increased by $15 million and by $314 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to the revenue increases discussed above.
Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.
Resort Operations and Club Management
Resort operations and club management segment revenues increased by $83 million and $467 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, the increase in resort operations and club management revenues was driven by greater resort management revenue from the launch of new properties in the second half of 2021 as well as an increase in Club members. Resort operations and club management segment adjusted EBITDA increased by $3 million and by $120 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to the increase in resort and club management and rental revenues described above, partially offset by a by an increase in resort and club management expenses due to personnel-related costs incurred to service increased arrivals and transaction activity along with the launch of new club features and programs.
Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.
Real Estate Sales and Financing Segment
Real Estate

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions, except Tour flow and VPG)	2022	2021	$	%	2022	2021	$	%
Contract sales	$621	$433	$188	43.4	$1,747	$831	$916	NM
Adjustments:
Fee-for-service sales(2)	(175)	(124)	(51)	41.1	(488)	(289)	(199)	68.9
Provision for financing receivables losses	(32)	(50)	18	(36.0)	(103)	(78)	(25)	32.1
Reportability and other:
Net recognition of sales of VOIs under construction(3)	86	241	(155)	(64.3)	34	167	(133)	(79.6)
Fee-for-service sale upgrades, net	5	3	2	66.7	14	8	6	75.0
Other(4)	(5)	(15)	10	(66.7)	(74)	(42)	(32)	76.2
Sales of VOIs, net	$500	$488	$12	2.5	$1,130	$597	$533	89.3
Tour flow	142,647	97,628	45,019		375,507	181,921	193,586
VPG	$4,229	$4,255	$(26)		$4,463	$4,356	$107
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)Represents contract sales from fee-for-service properties on which we earn commissions and brand fees.
(3)Represents the net recognition of revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(4)Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.
Contract sales increased by $188 million and by $916 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, the increase in these periods was primarily due to an increase in tour flow corresponding with increases in travel demand related to new inventory available for sale at resorts that were opened in the second half of 2021.

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Sales, marketing, brand and other fees	$177	$118	$59	50.0	$457	$252	$205	81.3
Less:
Marketing revenue and other fees	52	45	7	15.6	164	90	74	82.2
Commissions and brand fees	125	73	52	71.2	293	162	131	80.9
Sales of VOIs, net	500	488	12	2.5	1,130	597	533	89.3
Sales revenue	625	561	64	11.4	1,423	759	664	87.5
Less:
Cost of VOI sales	102	130	(28)	(21.5)	207	154	53	34.4
Sales and marketing expense, net(2)	246	174	72	41.4	644	316	328	NM
Real estate profit	$277	$257	$20	7.8	$572	$289	$283	97.9
Real estate profit margin	44.3%	45.8%			40.2%	38.1%
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.
Real estate profit increased by $20 million and by $283 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, these increases were driven by greater travel demand; partially offset by a net decrease in the recognition of deferred sales of VOIs related to projects previously under construction. The increase in real estate profit was also attributed to a higher mix of sales of VOIs at new properties and greater commissions earned on sales of fee-for-service properties compared to the same periods in 2021. For the three and nine months ended September 30, 2022, cost of VOI sales decreased primarily due to a net decrease in the recognition of deferred cost of VOI sales related to projects previously under construction during the same periods in 2021; partially offset with an increase consistent with the increase in sales revenue. For the same periods, marketing revenue and other fees increased as a result of increased sales of vacation packages.
Financing

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Interest income(2)	$61	$46	$15	32.6	$170	$108	$62	57.4
Other financing revenue	7	7	—	—	26	19	7	36.8
Financing revenue	68	53	15	28.3	196	127	69	54.3
Consumer financing interest expense(3)	11	8	3	37.5	26	22	4	18.2
Other financing expense	14	11	3	27.3	40	21	19	90.5
Financing expense	25	19	6	31.6	66	43	23	53.5
Financing profit	$43	$34	$9	26.5	$130	$84	$46	54.8
Financing profit margin	63.2%	64.2%			66.3%	66.1%
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)For the three and nine months ended September 30, 2022, this amount includes $7 million and $27 million, respectively, of amortization of the premium related to the acquired timeshare financing receivables resulting from the Diamond Acquisition.
(3)For the three and nine months ended September 30, 2022, this amount includes $2 million and $8 million, respectively, of amortization of the premium related to the acquired non-recourse debt resulting from the Diamond Acquisition.
Financing profit increased by $9 million and $46 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, financing revenue increased due to an increase in the weighted average interest rate and an increase in the carrying balance of the timeshare financing receivables portfolio. Financing expense also increased due to increased costs associated with loan servicing in addition to an increase in consumer financing interest expense resulting from an increase in the weighted-average interest rate compared to the same periods in 2021.
Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Club management revenue	$48	$42	$6	14.3	$150	$98	$52	53.1
Resort management revenue	82	57	25	43.9	229	94	135	NM
Resort and club management revenues	130	99	31	31.3	379	192	187	97.4
Club management expense	11	8	3	37.5	31	18	13	72.2
Resort management expense	34	18	16	88.9	87	27	60	NM
Resort and club management expenses	45	26	19	73.1	118	45	73	NM
Resort and club management profit	$85	$73	$12	16.4	$261	$147	$114	77.6
Resort and club management profit margin	65.4%	73.7%			68.9%	76.6%
(1)NM - fluctuation in terms of percentage change is not meaningful.
Resort and club management profit increased by $12 million and $114 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, the increases in resort operations and club management revenues were driven by greater resort management revenue from the launch of new properties in the second half of 2021 as well as an increase in Club members and number of transactions; partially offset by an increase in resort and club management expenses due to personnel related costs incurred to service increased transactions and the launch of new club features and programs.
Rental and Ancillary Services

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Rental revenues	$157	$104	$53	51.0	$436	$184	$252	NM
Ancillary services revenues	2	8	(6)	(75.0)	30	14	16	NM
Rental and ancillary services revenues	159	112	47	42.0	466	198	268	NM
Rental expenses	141	77	64	83.1	401	138	263	NM
Ancillary services expense	3	7	(4)	(57.1)	25	13	12	92.3
Rental and ancillary services expenses	144	84	60	71.4	426	151	275	NM
Rental and ancillary services profit	$15	$28	$(13)	(46.4)	$40	$47	$(7)	(14.9)
Rental and ancillary services profit margin	9.4%	25.0%			8.6%	23.7%
(1)NM - fluctuation in terms of percentage change is not meaningful.
Rental and ancillary services profit decreased by $13 million and $7 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021. Excluding the impact of the Diamond Acquisition, rental and ancillary services revenue increased in both of these periods due to an increase in average nightly rates charged in addition to an increase in rooms available for rent corresponding with the launch of new properties during the second half of 2021. Rental and ancillary services expense increased consistent with the aforementioned launch of new properties.
Other Operating Expenses

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
General and administrative	$50	$41	$9	22.0	$158	$92	$66	71.7
Depreciation and amortization	57	48	9	18.8	181	71	110	NM
License fee expense	33	24	9	37.5	90	57	33	57.9
Impairment (reversal) expense	—	1	(1)	(100.0)	—	2	(2)	(100.0)
(1)NM - fluctuation in terms of percentage change is not meaningful.
The change in other operating expenses for the three and nine months ended September 30, 2022, compared to the same periods in 2021 was driven by increased costs subsequent to the Diamond Acquisition and increases in expenses related to share-based compensation. General and administrative expenses increased by $9 million and $66 million compared to the same periods in 2021, primarily due to increased salaries and wages expenses corresponding with an increase in team members associated with the Diamond Acquisition. General and administrative expenses also increased due to expenses incurred associated with Performance RSUs during the three and nine months ended September 30, 2022, that were not incurred in the same periods in 2021 due to certain performance targets that were not expected to be achieved during that period. Depreciation and amortization increased due to additional amortization expense recognized related to management contracts, club member relationships and trade names acquired as a part of the Diamond Acquisition. License fee expense increased during the three and nine months ended September 30, 2022, compared to the same periods in 2021 due to improved results related to increased travel demand.
Acquisition and Integration-Related Expense

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Acquisition and integration-related expense	$19	$54	$(35)	(64.8)	$49	$83	$(34)	(41.0)
(1)NM - fluctuation in terms of percentage change is not meaningful.
Acquisition and integration-related costs include direct expenses related to the Diamond Acquisition including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants and employee-related costs such as severance and retention. For the three and nine months ended September 30, 2022, acquisition and integration-related costs decreased by $35 million and $34 million, respectively, due to decreased legal and professional fees incurred compared to the same periods in 2021.
Non-Operating Expenses

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2022	2021	$	%	2022	2021	$	%
Interest expense	$37	$42	$(5)	(11.9)	$105	$74	$31	41.9
Equity in earnings from unconsolidated affiliates	(2)	(1)	(1)	100.0	(9)	(7)	(2)	28.6
Other (gain) loss, net	(2)	20	(22)	(110.0)	(1)	22	(23)	(104.5)
Income tax expense	54	49	5	10.2	115	46	69	NM
(1)NM- fluctuation in terms of percentage change is not meaningful.

The change in non-operating expenses for the three and nine months ended September 30, 2022, compared to the same periods in 2021 was primarily due to a year over year increase in interest expense as a result of the issuance of our senior secured credit facility in the third quarter of 2021, in addition to an increase in Other (gain) loss, net resulting from a loss on debt extinguishment of certain corporate indebtedness in the third quarter of 2021. Income tax expense also increased consistent with the increase in income before income taxes in the same periods.
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
•In April 2022, we completed a securitization of $246 million of gross timeshare financing receivables. The proceeds were primarily used to pay down one of our conduit facilities in full and for general corporate purposes. See Note 13: Debt and Non-Recourse Debt for additional information.
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
•In August 2022, we completed a securitization of $269 million of gross timeshare financing receivables. The proceeds were primarily used to pay down the remaining borrowings of our Timeshare Facility and general corporate operating expenses. See Note 13: Debt and Non-recourse Debt for additional information.
•As of September 30, 2022, we had total cash and cash equivalents of $425 million, including $319 million of restricted cash.
•As of September 30, 2022, we had $999 million remaining borrowing capacity under the revolver facility.
•As of September 30, 2022, we had an aggregate of $750 million remaining borrowing capacity in total under our Timeshare Facility due in 2025. Of this amount, we have $178 million of mortgage notes that are available to be securitized and another $324 million of mortgage notes that we expect will become eligible as soon as they meet typical milestones including receipt of first payment, deeding, or recording.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2022, our inventory-related purchase commitments totaled $270 million over 8 years.

Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,		Variance
($ in millions)	2022	2021	$
Net cash provided by (used in):
Operating activities	$763	$36	$727
Investing activities	(51)	(1,610)	1,559
Financing activities	(644)	1,612	(2,256)
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
The change in net cash flows provided by operating activities for the nine months ended September 30, 2022, compared to the same period in 2021 was primarily driven by increased sales and operating performance compared to the prior year, as discussed above, in addition to an increase in net working capital from operations.
The following table summarizes our VOI inventory spending:

	Nine Months Ended September 30,
($ in millions)	2022	2021
VOI spending - owned properties(1)	$96	$159
VOI spending - fee-for-service upgrades(2)	9	5
Purchases and development of real estate for future conversion to inventory	4	25
Total VOI inventory spending	$109	$189
(1)For the nine months ended September 30, 2022 and 2021, our VOI inventory spending on owned properties relates to deeded properties that are classified as Inventory on our unaudited condensed consolidated balance sheets.
(2)Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects of $6 million and $4 million recorded in Costs of VOI sales for the nine months ended September 30, 2022 and 2021, respectively.
Investing Activities
The following table summarizes our net cash used in investing activities:

	Nine Months Ended September 30,		Variance
($ in millions)	2022	2021	$
Acquisition of Diamond, net of cash and restricted cash acquired	$—	$(1,585)	$1,585
Capital expenditures for property and equipment	(25)	(11)	(14)
Software capitalization costs	(26)	(14)	(12)
Net cash used in investing activities	$(51)	$(1,610)	$1,559
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
The change in net cash used in investing activities for nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to costs associated with acquisition of Diamond in the third quarter of 2021.
Financing Activities
The following table summarizes our net cash (used in) provided by financing activities:

	Nine Months Ended September 30,		Variance
($ in millions)	2022	2021	$
Issuance of debt	$—	$2,650	$(2,650)
Issuance of non-recourse debt	671	96	575
Repayment of debt	(310)	(843)	533
Repayment of non-recourse debt	(824)	(234)	(590)
Debt issuance costs and discounts	(12)	(61)	49
Repurchase and retirement of common stock	(162)	—	(162)
Payment of withholding taxes on vesting of restricted stock units	(8)	(5)	(3)
Proceeds from employee stock plan purchases	2	1	1
Proceeds from stock option exercises	1	10	(9)
Other financing activity	(2)	(2)	—
Net cash (used in) provided by financing activities	$(644)	$1,612	$(2,256)
    The change in net cash provided by financing activities for nine months ended September 30, 2022, compared to the same period in 2021, was primarily driven by corporate debt drawn in connection with the Diamond Acquisition in the third quarter of 2021, in addition to the launch of our share repurchase program in the first half of 2022.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, and obligations associated with our debt, non-recourse debt and the related interest. As of September 30, 2022, we were committed to approximately $5,054 million in contractual obligations over 9 years, $312 million of which will be fulfilled in the remainder of 2022. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 21: Commitments and Contingencies, Note 13: Debt and Non-recourse Debt and Note 15: Leases in our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. We also intend to rebrand Diamond properties to brands that meet Hilton standards in accordance with the Amended and Restated License Agreement with Hilton.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $303 million as of September 30, 2022 which primarily consist of escrow and construction related bonds.
Guarantor Financial Information
Certain subsidiaries, which are listed on Exhibit 22 of this Quarterly Report on Form 10-Q, have guaranteed our obligations related to our senior unsecured 2029 Notes and 2031 Notes (together, “the Notes”). The 2029 Notes were issued in June 2021 with an aggregate principal balance of $850 million, an interest rate of 5 percent, and maturity in June 2029. The 2031 Notes were issued in June 2021 with an aggregate principal balance of $500 million, an interest rate of 4.875 percent, and maturity in July 2031.

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

The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:
Summarized Financial Information

($ in millions)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$299	$333
Restricted cash	207	165
Accounts receivable, net - due from non-guarantor subsidiaries	37	45
Accounts receivable, net - due from related parties	14	20
Accounts receivable, net - other	295	231
Timeshare financing receivables, net	526	678
Inventory	1,014	727
Property and equipment, net	747	693
Operating lease right-of-use assets, net	54	66
Investments in unconsolidated affiliates	69	59
Goodwill	1,416	1,377
Intangible assets, net	1,318	1,441
Land and Infrastructure held for sale	—	41
Other assets	366	263
Total assets	$6,362	$6,139

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$37	$45
Accounts payable, accrued expenses and other - other	878	592
Advanced deposits	135	111
Debt, net	2,612	2,912
Operating lease liabilities	72	83
Deferred revenues	185	150
Deferred income tax liabilities	681	649
Total liabilities	$4,600	$4,542

($ in millions)	Nine Months Ended September 30, 2022
Total revenues - transactions with non-guarantor subsidiaries	$9
Total revenues - other	2,478
Operating income	338
Net income	155
Subsequent Events
Management has evaluated all subsequent events through November 9, 2022 the date the unaudited consolidated financial statements were available to be issued. The results of management’s analysis indicated no significant subsequent events have occurred that required consideration or adjustments to our disclosures in the unaudited financial statements.

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
Interest Rate Risk
We are exposed to interest rate risk on our variable-rate debt, comprised of the Term Loan, Revolver and our Timeshare Facility, of which the Timeshare Facility, is without recourse to us. The interest rates are primarily based on one-month LIBOR and we are most vulnerable to changes in this rate. The interest rate for our Timeshare Facility is based on one-month term SOFR, for which we are also vulnerable to fluctuations in this rate. We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt.
Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded as an asset in Other Assets in our unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. For further information regarding these swaps, see Note 13: Debt and Non-recourse Debt and Note 14: Fair Value Measurements.
Foreign Currency Exchange Rate Risk
Though the majority of our operations are conducted in United States dollar (“U.S. dollar”), we are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from our sales of VOIs in Japanese Yen and timeshare financing receivables denominated in Japanese yen and Canadian dollars, the value of which could change materially in reference to our reporting currency, the U.S. dollar.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes in control over financial reporting to integrate the business we acquired in the Diamond Acquisition. In the third quarter of 2022, we integrated Diamond into our general ledger system.
PART II OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums as detailed above in Note 21: Commitments and Contingencies. Management has evaluated these legal matters and we believe certain unfavorable outcomes are reasonably probable and estimable. We have accrued liabilities for these matters which are included in the September 30, 2022 unaudited condensed consolidated financial statements. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2022 will not have a material effect on our unaudited condensed consolidated financial statements.
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
In addition, the following risks and those risks described in our 2021 Form 10-K contain forward-looking statements, and they may not be the only risks facing the Company. The future business, results of operations and financial condition of the Company can be affected by the risk factors described in such reports and by other factors currently unknown, that management presently believes not to be material, that management has made certain forward-looking projections, estimates or assumptions on, or that may rapidly evolve, develop or change. Any one or more of such factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially and adversely from past, or from anticipated future financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, results of operations and financial condition and the trading price of our common stock. Because of these factors affecting our financial condition, key business operational metrics, and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and diminish our cash reserves.
On May 4, 2022, our Board of Directors authorized a share repurchase program (the “Repurchase Program”), pursuant to which we may repurchase up to $500 million of our common stock over a two year period. The timing and amount of repurchases of shares of our common stock, if any, will depend upon several factors, such as the market price of our common stock, general market and economic conditions, our working capital requirements and corporate strategy, the terms of our financing arrangements and applicable legal requirements. We are not obligated to repurchase any specific number or amount of shares of common stock pursuant to the Repurchase Program, and we may modify, suspend or terminate the Repurchase Program at any time without prior notice. Repurchases of our common stock pursuant to the Repurchase Program could impact our stock price and increase its volatility. The existence of the Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program. Additionally, the Repurchase Program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. There can be no assurance that any share repurchases will enhance long-term stockholder value, and the market price of our common stock may decline below the levels at which we repurchased shares of stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On May 4, 2022, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The stock repurchase program may be suspended or discontinued at any time and will automatically expire at the end of the two-year term. During the three months ended September 30, 2022, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 1 – July 31, 2022	728,559	$37.44	728,559	$389,967,660
August 1 – August 31, 2022	525,000	43.45	525,000	367,155,259
September 1 – September 30, 2022	1,071,944	36.62	1,071,944	327,896,968
Total	2,325,503	$38.42	2,325,503
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
_____________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November 2022.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Senior Executive Vice President and Chief Financial Officer