Form 10-K
period 2022-12-31
Hilton Grand Vacations Inc.
filed 2023-03-01
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-37794
________________________________
Hilton Grand Vacations Inc.
(Exact Name of Registrant as Specified in Its Charter)
________________________________

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
________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,144 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
There were 112,178,836 shares of the registrant’s Common Stock outstanding as of February 24, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2022 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

HILTON GRAND VACATIONS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2022

PART I
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements convey management’s expectations as to the future of HGV, and are based on management’s beliefs, expectations, assumptions and such plans, estimates, projections and other information available to management at the time HGV makes such statements. Forward-looking statements include all statements that are not historical facts and may be identified by terminology such as the words “outlook,” “believe,” “expect,” “potential,” “goal,” “continues,” “may,” “will,” “should,” “could,”, “would”, “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “future,” “guidance,” “target,” or the negative version of these words or other comparable words, although not all forward-looking statements may contain such words. The forward-looking statements contained in this Annual Report on Form 10-K include statements related to HGV’s revenues, earnings, taxes, cash flow and related financial and operating measures, and expectations with respect to future operating, financial and business performance, and other anticipated future events and expectations that are not historical facts.
HGV cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond HGV’s control, which may cause the actual results, performance or achievements to be materially different from the future results. Any one or more of these risks or uncertainties could adversely impact HGV’s operations, revenue, operating profits and margins, key business operational metrics discussed under "Operational Metrics" below, financial condition or credit rating.
For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Annual Report on Form 10-K, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” and the Summary of Risk Factors in this Annual Report on Form 10-K and those described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.
Terms Used in this Annual Report on Form 10-K
Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Hilton Grand Vacations,” “HGV,” the “Company,” “we,” “us” and “our” refer to Hilton Grand Vacations Inc., together with its consolidated subsidiaries. “Legacy-HGV” refers to our business and operations that existed both prior to and following the Diamond Acquisition (as defined below), excluding Legacy-Diamond. “Legacy-Diamond” refers to the business and operations that we acquired in the Diamond Acquisition. Except where the context requires otherwise, references to our “properties” or “resorts” refer to the timeshare properties that we manage or own. Of these resorts and units, a portion is directly owned by us or joint ventures in which we have an interest; the remaining resorts and units are owned by third-party owners.
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
Reference to “Adjusted EBITDA” means earnings before interest expense (excluding interest expense on non-recourse debt), taxes and depreciation and amortization or “EBITDA,” further adjusted to exclude certain items. Refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics and Terms Used by Management” for further discussion of these financial metrics.
Operational Metrics
This Annual Report on Form 10-K also includes discussion of key business operational metrics including contract sales, sales revenue, real estate profit, tour flow and volume per guest (“VPG”).
See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business and Financial Metrics and Terms Used by Management” and “-Results of Operations” for a discussion of the meanings of these terms, the Company’s reasons for providing non-GAAP financial measures, and reconciliations of non-GAAP financial measures to measures calculated in accordance with U.S. GAAP as well as further discussion on the key business operational metrics.

ITEM 1.    Business
Our History
On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton”) completed a tax-free spin-off of each of HGV and Park Hotels & Resorts Inc. (“Park”). As a result of the spin-off, HGV became an independent publicly traded company with common stock listed on the New York Stock Exchange under the symbol “HGV.” Following the spin-off, Hilton did not retain any ownership in our company. In connection with the spinoff, we entered into agreements with Hilton and other third parties, including licenses to use the Hilton Grand Vacations brand. For more information regarding these agreements, see “—Business—Key Agreements with Hilton Worldwide Holdings.”
On August 2, 2021, we completed the acquisition of Dakota Holdings, Inc. (“Diamond”), the parent of Diamond Resorts International (the “Diamond Acquisition”), by exchanging 100% of the outstanding equity interests of Diamond for shares of HGV common stock. Pre-existing HGV shareholders owned approximately 72% of the combined company immediately after giving effect to the Diamond Acquisition, with certain funds controlled by Apollo Global Management Inc. (“Apollo”) and other minority shareholders, which previously owned 100% of Diamond, holding the remaining approximately 28% at the time the Diamond Acquisition was completed.
The acquired portfolio of resort properties are included in Diamond's single- and multi-use trusts (collectively, the “Diamond Collections” or “Collections”), or are stand-alone Diamond branded resorts in which we own inventory. In addition, there are affiliated resorts and hotels, which we do not manage, and which do not carry the Diamond brand but are a part of Diamond's network and, through THE Club® and other Club offerings (collectively the “Diamond Clubs”), are available for its members to use as vacation destinations.
Our Business
We are a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brand. Our Company also owns and operates Legacy-Diamond resorts and sales centers that have been acquired through the Diamond Acquisition, which are undergoing rebranding. Our operations primarily consist of: selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs”, “VOI”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and timeshare plans; and managing both our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Legacy-HGV Club”) and the Diamond points-based multi-resort timeshare plans and exchange programs (the “Legacy-Diamond Clubs”).
As of December 31, 2022, we had over 150 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada, and Japan. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia. As of December 31, 2022, we had approximately 519,000 members across our club offerings. Legacy-HGV Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations Club resort or any property in the Hilton system of 19 industry-leading brands across approximately 7,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program. Legacy-Diamond Club members are able to utilize their points across the Diamond resorts, affiliated properties and alternative experiential options.
During 2022, we began offering a new club membership called HGV Max across certain of our sales centers. For any customer who purchases a VOI, this membership provides the ability to use points across all properties within our network. The membership provides new destinations for both Legacy-HGV and Legacy-Diamond club owners and broader vacation opportunities for new buyers. It also combines the best benefits from both Club programs, making Hilton hotel benefits available to Legacy-Diamond Club owners and new travel benefits, Hilton hotel discounts and alternative experiential options available to Legacy-HGV Club owners. The Legacy-HGV Club, Legacy-Diamond Clubs and HGV Max are collectively referred to as “Clubs”.
Our compelling VOI product allows customers to advance purchase a lifetime of vacations. Because our VOI owners generally purchase only the vacation time they intend to use each year, they are able to efficiently split the full cost of owning and maintaining a vacation residence with other owners. Our customers also benefit from the amenities and service at our Hilton-branded resorts and Diamond resorts. Furthermore, our points-based platform offers members tremendous flexibility, enabling us to more effectively adapt to their changing vacation needs over time. Building on the strength of that platform, we continuously seek new ways to add value to our Legacy-HGV Club membership and Legacy-Diamond Club membership, including enhanced product offerings, greater geographic distribution, broader exchange networks and further technological innovation, all of which drive better, more personalized vacation experiences and guest satisfaction.

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
Our real estate sales and financing segment primarily generates revenue from:
•VOI Sales—We sell our owned inventory and interests directly and, through our fee-for-service agreements, we sell VOIs on behalf of third-party developers using the Hilton Grand Vacations brand in exchange for sales, marketing and brand fees. Under these fee-for-service agreements, we earn commission fees based on a percentage of total interval sales. See “—Inventory and Development Activities” and “—Marketing and Sales Activities” below for further information.
•Financing—We provide consumer financing, which includes interest income generated from the origination of consumer loans to members to finance their purchase of VOIs owned by us. We also generate fee revenue from servicing the loans provided by third-party developers to purchasers of their VOIs. See “—Financing Activities” below for information regarding our consumer financing activities.
Our resort operations and club management segment primarily generates revenue from:
•Resort Management—Our resort management services primarily consist of operating properties under management agreements for the benefit of homeowners’ associations (“HOA”s) of VOI owners at both our resorts and those developed by third parties. Our management agreements with HOAs provide for a cost-plus management fee, which means we generally earn a fee equal to 10% to 15% of the costs to operate the applicable resort. See “—Resort and Club Management Activities” below for information regarding our resort management activities.
•Club Management—We operate and manage the Clubs and receive annual membership fees as well as incremental fees depending on exchanges and transactions members choose for other vacation products and services within the Club system.
•Rental of Available Inventory—We generate rental revenue from unit rentals of unsold inventory and inventory made available due to ownership exchanges through our Clubs programs. This allows us to utilize otherwise unoccupied inventory to generate additional revenues. We also earn fee revenue from the rental of inventory owned by third parties as well as revenue from retail, spa and other outlets at our timeshare properties. See “—Resort and Club Management Activities” below for further information.
Other than the United States, there were no countries that individually represented more than 10% of total revenues for the year ended December 31, 2022.
Our VOI and Club Products
Each property provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities. Most resorts feature studio to three-bedroom condominium-style accommodations and amenities such as full kitchens, in-unit washers and dryers, spas and kids’ clubs. Our timeshare properties are relatively concentrated in significant tourist markets, including Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia.
Our primary Legacy-HGV VOI product that we market and sell is fee-simple, deeded in perpetuity and right to use real estate interests, developed either by us or by third parties. This ownership interest is generally equivalent to one week on an annual or biennial basis, at the timeshare resort in which the VOI is located. Purchasers of a Legacy-HGV VOI also become members of a Legacy-HGV Club which allows the member to exchange their points for a number of vacation options. In addition to an annual membership fee, members pay incremental fees depending on exchange or services they choose.
Our primary Legacy-Diamond VOI product, which we acquired in the Diamond Acquisition, that we market and sell is a beneficial interest in one of our Collections, which are represented by an annual or biennial allotment of points that can be utilized for vacations at any of the resorts in that Collection. In general, purchasers of VOI in a Collection do not acquire a direct ownership interest in the resort properties in the Collection. Rather, for each Collection, one or more trustees hold legal title to the deeded fee simple real estate interests or the functional equivalent, or, in some cases, leasehold real estate interests for the benefit of the respective Collection’s association members in accordance with the applicable agreements. Purchasers of a Legacy-Diamond VOI are also offered the opportunity to become members of a Legacy-Diamond Club through which they can exchange their points for a number of vacation options. In addition to an annual membership fee, members pay transaction fees depending upon the exchange or service options they choose.
Persons who become members of the Legacy-HGV Club or Legacy-Diamond’s The Club through the purchase of a qualifying VOI from an authorized HGV sales center become HGV Max members in their respective Club through which such members have access to more properties in more destinations and discounts across the Hilton portfolio of hotels and resorts. Specifically, along with other benefits, HGV Max members of a Legacy-HGV Club have access to resorts available in The Club. Likewise, HGV Max members of The Club have access to resorts available within the Legacy-HGV Club.
As of December 31, 2022, we had approximately 519,000 members across our various club offerings.
Inventory and Development Activities
We secure VOI inventory by developing or acquiring resorts in strategic markets, building additional phases at our existing resorts, re-acquiring inventory from owners in default and in the open market and sourcing inventory from third-party developers through fee-for-service and just-in-time transactions.
Our development activities involving the acquisition of real estate are followed by construction or renovation to create individual vacation ownership units. These development activities, and the related management of construction activities, are performed either by us or third-party developers. The development and construction of the units require a large upfront investment of capital and can take several years to complete in the case of a ground-up project. Additionally, the VOIs must be legally registered prior to sale to our end customers. This investment cannot be recovered until the individual VOIs are sold to purchasers which can take several years. Traditionally, timeshare operators have funded 100% of the investment necessary to acquire land and construct timeshare properties.
We also source VOIs through fee-for-service agreements with third-party developers. These agreements enable us to generate fees from the marketing and sale of Hilton-branded VOIs and Legacy-HGV Club memberships and from the management of the timeshare properties without requiring us to fund up-front acquisition and construction costs or incur unsold inventory maintenance costs. The capital investment we make in connection with these projects is typically limited to the cost of constructing our on-site sales centers. In just-in-time transactions, we acquire and sell inventory in transactions that are designed to closely correlate the timing of our acquisition of inventory with our sale of that inventory to purchasers. We refer to fee-for-service transactions and just-in-time sales as “capital-efficient transactions.” Over time, these capital-efficient transactions have evolved from sourcing inventory from distressed properties to sourcing from new construction projects. For the year ended December 31, 2022, sales from fee-for-service and just-in-time inventory were 29% and 15% of contract sales, respectively. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $11 billion at current pricing. Capital-efficient arrangements represent approximately 39% of that supply. Our fee-for-service sales generally improve returns on invested capital and liquidity, while sales of owned inventory, including just-in-time inventory, typically result in a greater contribution to the profitability of our real estate sales and financing segment.
Owners can generally offer their VOIs for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. Given the structure of our Legacy-HGV products, purchasers of Legacy-HGV VOIs on the secondary market will generally become a Legacy-HGV Club member. Purchasers of a Legacy-Diamond VOI on the secondary market may elect to join a Legacy-Diamond Club. Once a member of the Clubs, the member will be responsible for paying annual fees. All purchasers will be responsible for paying applicable maintenance fees, property taxes and any assessments that are levied by the relevant HOA. While we do not have an obligation to repurchase intervals previously sold, most of our VOIs provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal in certain cases.
Marketing and Sales Activities
Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers and have an affinity with our brands. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management—Real Estate Sales Metrics.” Additionally, the quality of tour flows impacts sales revenue and the collectability of our timeshare financing receivables. For the year ended December 31, 2022, 71% of our contract sales were to our existing owners.

We sell our vacation ownership products through our distribution network of both in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe and Japan. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have approximately 50 sales distribution centers in various domestic and international locations. A phased rebranding of the Legacy-Diamond acquired sales centers began in late 2021.
Our sales tours are designed to provide potential members with an overview of our company and our products, as well as a customized presentation to explain how our products can meet their vacationing needs. Our sales centers use proprietary sales technology to deliver a highly transparent and customized sales approach. Consumers place a great deal of trust in the Hilton brand, and we believe that preserving that trust is essential. We hire our sales associates using an assessment-based, candidate screening system, which is a proprietary tool we use to uphold our selection criteria. Once hired, we emphasize training, professionalism and product knowledge, and our sales associates receive significant product and sales training before interacting with potential members. Most U.S.-based sales associates are licensed real estate agents and a real estate broker is involved with each sales center. We manage consistency of sales presentation and team member professionalism using a variety of sales tools and technology and through a post-presentation survey of our tour guests. Our focus is on treating members and guests with the highest degree of respect.
Financing Activities
We originate loans for members purchasing our developed and acquired VOIs who qualify according to our underwriting criteria. We generate interest income from the spread between the revenue generated on loans originated less our costs to fund and service those loans. We also earn fee revenue from servicing our own portfolio and the loans provided by third-party developers of our fee-for-service projects to purchasers of their VOIs.
Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate ranging from 2.5% to 25% per annum. The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. As of December 31, 2022, the average loan outstanding was approximately $23,000 with a weighted average interest rate of 14.7%.
Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Clubs.
We have a revolving timeshare receivable credit facility (“Timeshare Facility”). We periodically securitize timeshare financing receivables we originate in connection with the sale of VOIs to monetize receivables and achieve an efficient return on capital and manage our working capital needs.
Timeshare Financing Receivables Origination
In underwriting each loan, we obtain a credit application and a minimum down payment of 10% of the purchase price on the majority of sales of VOIs. For U.S. and Canadian purchasers seeking financing, which represented approximately 90% of the individuals we provided financing to over the last three years, we apply the credit evaluation score methodology developed by the Fair Isaac Corporation (“FICO”) to credit files compiled and maintained by Experian and Equifax. Higher credit scores equate to lower collection risk and lower credit scores equate to higher collection risk. Over the last three years, the weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination was 736 (out of a maximum potential score of 850). For non-North American purchasers seeking financing, consisting principally of purchasers in Japan, we generally observe that these borrowers have experienced default rates comparable to U.S. and Canadian borrowers within the 750 to 774 FICO score band.
Our underwriting standards are influenced by the changing economic and financial market conditions. We have the ability to modify our down payment requirements and credit thresholds in the face of stronger or weaker market conditions. Our underwriting standards have resulted in a strong, well-seasoned consumer loan portfolio. As of December 31, 2022, our entire portfolio consists of originated loans and loans that were acquired as part of the Diamond Acquisition, which are referred to as acquired loans. As of December 31, 2022, the entire portfolio had a gross balance of approximately $2,468 million derived from approximately 107,000 loans. The portfolio had a weighted average length of loan of 10 years and the weighted average remaining length of loan of 8 years.
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
Loan Portfolio Servicing
We have a skilled, integrated consumer finance team. This team is responsible for payment processing and loan servicing, collections, default recovery and portfolio reporting and analytics. Accounts more than 30 days past due are deemed delinquent. We reserve for all loans based on our static pool method. When a loan associated with a product is more than 120 days past due, it is reserved at 100%. Arrangements are then made to recover the interval through various processes depending on the type of inventory and regulatory requirements which could include a deed-in-lieu of foreclosure or foreclosure.
We monitor numerous metrics including collection rates, defaults and bankruptcies. Our consumer finance team is also responsible for selecting and processing loans pledged or to be pledged in our securitizations and preparing monthly servicing reports.
Resort and Club Management Activities
Resort Management
Prior to the initiation of VOI sales at a timeshare resort owned by us or by a third party with whom we have entered into a fee-for-service agreement, we enter into a management agreement with the relevant HOA. Each of the HOAs are governed by a board of directors comprised of owner or developer representatives that are charged with ensuring that the resorts are well-maintained and financially stable. Our services include day-to-day operations of the resorts, maintenance of the resorts, preparation of books and financial records including, reports, budgets and projections, arranging for annual audits and maintenance fee billing and collections and personal employment training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee between 10% and 15% of the costs to operate the applicable resort. As a result, the fees we earn are highly predictable, unlike traditional revenue-based hotel management fees, and our management fees generally are unaffected by changes in rental rate or occupancy. Further, because maintenance fees are paid annually by owners, our management fees are recurring and less volatile than hotel management fees. We are also reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The original term of our management agreements is typically governed by state timeshare laws and ranges from three to five years. The agreements generally are subject to automatic renewal for one- to three-year periods unless either party provides advance notice of termination before the expiration of the term. Since our inception, none of the management agreements relating to our developed or fee-for-service properties have been terminated or lapsed, including management agreements obtained as part of the Diamond Acquisition.
To fund resort operations, owners are assessed an annual maintenance fee, which includes our management fee. In 2022, HOAs collected approximately $1,016 million in maintenance fees, including our applicable management fees, which is net of our contributions to the HOAs for unsold VOIs that we own. Because these funds are collected early in the year, we have substantial visibility of collection. These fees represent each owner’s allocable share of the management fee and the costs of operating and maintaining the resorts, which generally includes personnel, property taxes, insurance, a capital asset reserve to fund refurbishment and other related costs. If a VOI owner defaults on payment of its maintenance fees and there is no lien against the mortgage note or contract, the HOA has the right to recover the defaulting owner’s VOI. As a service to HOAs at certain owned resorts, subject to our inventory needs, we have the ability to reduce the bad debt expense at the HOAs by assuming the defaulted owner’s obligations in exchange for an agreed purchase price. We are then able to resell those VOIs through our normal distribution channels.
A portion of the annual maintenance fees collected from owners each year is set aside as a capital asset reserve for property renovations. The renovations funded by these fees enable HOAs to keep properties modern, which helps our branded properties consistently receive among the highest quality assurance scores within the Hilton portfolio of brands. HOAs engage an independent consulting firm to compile a reserve study. Typically, HOAs budget the reserve study to target property renovations on a 6- and 12-year cycle. HOAs generally replace soft goods every six years and hard goods every 12 years. These reserves also benefit our members by limiting the risk of special assessments and steep increases in maintenance fees due to deferred capital expenditures.
Club Management
We also manage and operate our Clubs providing exclusive exchange, leisure travel and reservation services to our Club members. When owners purchase a VOI, they are generally enrolled in a Club which allows the member to exchange their points for a number of vacation options. In addition to an annual membership fee, Club members pay incremental fees depending on exchanges they choose within the Club system.

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
Our timeshare business competes with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for members to exchange into time at other timeshare properties or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar investment objectives as us. We own certain other trademarks and trade names for various properties. In the competitive industry in which we operate, trademarks, service marks, trade names and logos are very important to the marketing and sales of our products. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Our primary competitors in the timeshare space include Marriott Vacations Worldwide, Travel + Leisure Co., Disney Vacation Club, Holiday Inn Club Vacations, Westgate Resorts and Bluegreen Vacations.
In addition, our timeshare business competes with other entities engaged in the leisure and vacation industry, including resorts, hotels, cruises and other accommodation alternatives, such as condominium and single-family home rentals. We also compete with home and apartment sharing services that operate websites that market available privately-owned residential properties that can be rented on a nightly, weekly or monthly basis. In certain markets, we compete with established independent timeshare operators, and it is possible that other potential competitors may develop properties near our current resort locations. In addition, we face competition from other timeshare management companies in the management of resorts on behalf of owners on the basis of quality, cost, types of services offered and relationship. We compete with other timeshare companies for off-site sales centers, through which we market our products to potential members, including in locations like high-traffic shopping centers and tourist attractions in leisure destinations.
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
Government Regulation
Our business is subject to various international, national, federal, state and local laws, regulations and policies in jurisdictions in which we operate. Some laws, regulations and policies impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations under the U.S. Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions outside the U.S. generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. Other laws, regulations and policies primarily affect one of our areas of business: real estate development activities; marketing and sales activities; consumer financing, lending and related activities; and resort and club management activities. We will continue to be subject to applicable new legislation, rules and regulations that have been proposed, or may be proposed, by federal, state and local authorities relating to the origination, servicing and securitization of mortgage loans.

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
Marketing and Sales Regulation
Our marketing and sales activities are highly regulated in the U.S. and in non-U.S. jurisdictions. In addition to regulations implementing laws enacted specifically for the timeshare industry, a wide variety of laws and regulations govern our marketing and sales activities, including regulations implementing the USA PATRIOT Act, Foreign Investment In Real Property Tax Act, the Federal Interstate Land Sales Full Disclosure Act and fair housing statutes, U.S. Federal Trade Commission (“FTC”) and state “Little FTC Acts” and other regulations governing unfair, deceptive or abusive acts or practices including unfair or deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, prize, gift and sweepstakes laws, real estate, title agency or insurance and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing and telemarketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws and other consumer protection laws.
We must obtain the approval of numerous governmental authorities for our marketing and sales activities. Changes in circumstances or applicable law may necessitate the application for or modification of existing approvals. In addition, many jurisdictions, including many jurisdictions in the United States, Canada and Mexico, require that we file detailed registration or offering statements with regulatory authorities disclosing information regarding our VOIs, such as information concerning the intervals being offered, the project, resort or program to which the intervals relate, applicable timeshare plans, evidence of title, details regarding our business, the purchaser’s rights and obligations with respect to such intervals, and a description of the manner in which we intend to offer and advertise such intervals.
When we sell VOIs, including non-U.S. jurisdictions such as Mexico and Canada, local law grants the purchaser of a VOI the right to cancel a purchase contract during a specified rescission period following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by us.
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
Lending Regulation
Our lending and related activities are subject to a number of laws and regulations including those of applicable supervisory agencies such as, in the United States, the Consumer Financial Protection Bureau, the FTC, and the Financial Crimes Enforcement Network, and, in the case of our international operations, the Financial Conduct Authority (in the United Kingdom) and other similar or equivalent agencies in other countries and regions in which we operate. These laws and regulations, some of which contain exceptions applicable to the timeshare industry, may include, among others, the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Fair Housing Act and implementing regulations, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, unfair, deceptive or abusive acts or practices regulations and the Credit Practices rules, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Servicemember’s Civil Relief Act and the Bank Secrecy Act. Our lending and related activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection and credit reporting practices, loan servicing, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.

Resort and Club Management Regulation
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
Human Capital
For more than 30 years, we have created and delivered vacation experiences for guests from around the world. Our people first talent strategy is inclusive of programs and services that are designed to ensure that our employees feel engaged, appreciated and rewarded for their contributions. We focus on hiring practices that are reflective of our values and seek customer-centric individuals that embody a spirit of service towards our owners, guests and fellow team members. We believe hiring people with different backgrounds, cultures and perspectives leads to increased creativity and innovation. We are committed to connecting with and engaging talent from diverse backgrounds to ensure our team member population is reflective of the communities in which we live and work.
Using a multi-channel approach, we grow our HGV talent network through a variety of outreach programs that include targeted media, team member referrals and diversity outreach. As of December 31, 2022, more than 14,500 Team Members were employed at our timeshare resorts, call centers, sales centers, and corporate locations around the world.
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
We are committed to an inclusive workforce that fully represents many different cultures, backgrounds and viewpoints. Our Team Member Resource Groups ("TMRGs"), which are voluntary, employee-led groups, play an integral part in our culture of inclusion as we strive to foster openness, integrity and respect. We currently have 12 TMRG’s: African American, Asia Pacific Islander, Hispanic Latino, LGBTQ & Friends, Military, Women’s, Disabilities, Environmental, Wisdom, Multi-Cultural, Parenting & Caregivers, and Young Professionals. Each group is sponsored by a senior executive who provides leadership and helps drive initiatives across the business. In addition, we believe that multiple perspectives generate better solutions and relatability with our diverse base of customers and consumers. We strive to ensure a common inclusion that we believe is reflected in our programs and initiatives, and we regularly seek team member feedback through our monthly pulse-checks, our annual engagement survey and ongoing discussions with our TMRG’s.
Through a variety of delivery methods, we offer over 1,500 training and development courses to all of our team members focused on a variety of core competencies, including: leadership, diversity and inclusion, skills training, business acumen, culture and personal growth. In 2022, team members had approximately 140,000 course completions totaling 77,000 training hours, of which over 40,000 course completions and 31,000 training hours were dedicated to compliance training.
Approximately 71% of our team members are enrolled in our health and well-being programs. We offer a suite of benefit and wellness programs to support the diverse needs of our team members, including but not limited to: medical, dental, vision, an Employee Stock Purchase Plan, 401(K), Employee Assistance Program, tuition reimbursement, spending accounts, life and disability insurance, discount programs, and a variety of voluntary benefits.
As of December 31, 2022, approximately 9% of our employees were covered by various collective bargaining agreements, generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.
Key Agreements with Hilton Worldwide Holdings
On January 3, 2017, in connection with the completion of the spin-off, each of us, Hilton and Park Hotels & Resorts Inc. became a separate and independently traded company. In connection with the spin-off, we entered into various agreements with Hilton and Park. Certain of such agreements have been fully performed. However, several agreements continue to govern certain key transactions and arrangements between the parties, in particular between us and Hilton, including our license agreement. The following is a summary of the terms of such agreements.
Amended and Restated License Agreement
General
In connection with the spin-off, we entered into a long-term license agreement with Hilton granting us (i) the right to use certain trademarks, including, without limitation, “Hilton Grand Vacations,” “HGV,” and “Hilton Club” (collectively, the “Hilton Marks”), in connection with the current and future operation of a Hilton branded vacation ownership business (the “Licensed Business”), (ii) a license or right to use certain other Hilton-owned intellectual property, including promotional content and access to Hilton’s reservation system and property management software (collectively with the Hilton Marks, the “Hilton IP”), (iii) the right to use Hilton’s loyalty program data and other customer information (“Hilton Data”) to promote the Licensed Business and for other internal business purposes, and (iv) certain other rights. In exchange for these rights, we have agreed to pay Hilton license and other fees, and have agreed to certain restrictions on the operation of our business. In most cases, such rights are exclusive to us, but there are certain exceptions, many of which are described below. While the license agreement permits us to operate certain businesses that do not conflict with Hilton’s business, including non-Hilton branded vacation ownership business, we are not permitted to use any Hilton IP or Hilton Data for such non-Hilton branded portions of our businesses without Hilton’s prior consent.
In March 2021, in connection with entering into a definitive agreement to complete, and in anticipation of consummating, the Diamond Acquisition, we amended and restated the license agreement to account for integrating the Diamond business and properties. In April 2022, we and Hilton further amended the license agreement to define, among other things, (a) a 5-year plan for rebranding and integrating a majority of the Diamond properties into our branded properties, along with minimum room conversion requirements, (b) converting all of the Diamond sales centers into our branded sales centers, and (c) the new licensed marks, “HGV Max” and “Hilton Vacation Club” (which new licensed marks are part of the Hilton Marks).
Initial Term and Renewal Terms
The initial term of the license agreement will expire on December 31, 2116. After the initial term ends, we may continue to use the Hilton IP and Hilton Data on a non-exclusive basis for a “tail period” of 30 years in connection with our then existing licensed timeshare business and properties, provided that we continue to comply with the terms of the license agreement, including the payment of license and other fees.
Subject to certain exceptions, Hilton is not permitted to compete or use the Hilton IP or Hilton Data in the vacation ownership business (or license others to do so), and we generally have the exclusive right to use the Hilton IP and Hilton Data for our vacation ownership business (subject to certain limited exceptions) until December 31, 2051. Such “exclusivity” and “non-competition” period may be extended for additional 10-year terms if we achieve certain revenue targets in the last year of the exclusivity term or any subsequent renewal term, as applicable, or, if we do not achieve such applicable revenue target, by making a payment equal to 5% of the difference between certain revenue actually achieved and the applicable certain revenue target to cover such shortfall. Our ability to elect to make such additional payment to cover any shortfall is subject to a maximum of five payments during the renewal terms.
License Fee and Other Fees
In exchange for the license and various rights granted to us by Hilton, we pay a license fee of 5% of gross revenues to Hilton quarterly in arrears, as well as specified additional fees. Gross revenues include our gross sales for the initial sale or re-sale of interests in the Licensed Business (subject to certain limited exceptions), property operations revenue, transient rental revenue and other certain revenues earned all with respect to the Licensed Business.
To account for the integration of the Diamond business into our operations, Hilton agreed to a reduced license fee for the initial five (5) years following the closing of the Diamond Acquisition for gross revenue arising from properties and sales centers that are rebranded and become part of the Licensed Business. The reduced license fee ranges from 2% to 4% of the applicable gross revenue, increasing annually until it reaches 5% during the fifth year and beyond. This reduced license fee structure is contingent upon us achieving certain minimum rebranding milestones related to room conversions with respect to the Diamond business and properties on an annual and cumulative basis over the five-year rebranding plan. If we do not achieve such minimum milestones, we will be subject to an escalated license fee of up to an additional 1%, plus the original fee percentage, of the applicable gross revenue. The escalated license fee is subject to being readjusted to the original fee percentage if we achieve the applicable cumulative rebranding target milestone in subsequent years. If we fail to achieve the final cumulative target by September 30, 2031, Hilton has the election, by notice to us, to prohibit our future offering of HGV Max.
The license agreement also provides for a reduced license fee, ranging from 0% to 1.5%, over the initial five (5) years following the closing of the Diamond Acquisition for certain property level revenues (such as retail, food and beverage and transient rental at properties operating under the new Hilton Vacations Club brand) related to Diamond properties that are converted into our branded properties and become part of the Licensed Business.
Pending the rebranding, and so long as they remain non-Hilton licensed branded properties, the Diamond properties are required to be operated as a separate operation in accordance with the license agreement. As discussed above, we are not permitted to use any Hilton IP or Hilton Data for such non-Hilton branded properties, and, accordingly, no license fees are owed to Hilton in connection with revenues associated with such properties and unbranded operations. The license agreement sets forth specific parameters and requirements for any separation operations, including, without limitation, requirements for separate sales centers and personnel for sales related to such non-Hilton branded properties and operating such properties in completely separate physical locations as our Hilton-branded properties, subject to certain limited exceptions.
For the years ended December 31, 2022, 2021 and 2020, we incurred license fee expense of $124 million, $80 million, and $51 million, respectively.
During the term of the license agreement, we are required to participate in Hilton’s loyalty program, currently known as the Hilton Honors program. We can purchase Hilton Honors points at cost for 20 years after the date of the original license agreement, and thereafter at the market rate (with a most favored nation provision, pursuant to which such market rate is no higher than the price paid by strategic partners that purchase a comparable volume of points annually on comparable business terms). For the years ended December 31, 2022, 2021 and 2020, we paid Hilton $68 million, $43 million and $41 million, respectively, for Hilton Honors points.
We have entered into a separate agreement with Hilton that governs the transfer of calls from Hilton to us and other related telemarketing services. Under this agreement, Hilton is required to use its reasonable best efforts to transfer calls to us at a level consistent with past practice prior to the spin-off for the first ten years. Hilton is required to provide the call transfer services at cost for the first 30 years and at market rates thereafter. For the years ended December 31, 2022, 2021 and 2020, we paid Hilton $12 million, $9 million and $6 million, respectively, for such call transfers.
Brand Standards; Additional Properties or Projects
We are required to comply with the Hilton brand standards applicable to the Licensed Business (which includes any part of the Diamond business that becomes part of the Licensed Business). The conversion of any Diamond property into our branded property is subject to an approval process by Hilton. In addition, the Diamond properties rebranding and conversions are subject to an additional fire and life safety review process by Hilton. Hilton also has the right to enter our vacation ownership properties at any time without notice and additional permission from us in order to verify that we are complying with the license agreement and Hilton’s standards and guidelines.
We are required to obtain Hilton’s consent to develop or operate any additional vacation ownership properties under the Hilton Marks (including on our own undeveloped parcels).

Deflagging of Properties
Hilton has the right to “deflag” (prevent use of any Hilton IP or Hilton Data at) any property in our Licensed Business in certain circumstances, including if (i) a $10 million or more final judgment is assessed against such property or a foreclosure suit is initiated against such property and not vacated; (ii) an ongoing threat or danger to public health or safety occurs at such property; (iii) such property fails to meet certain quality assurance system performance thresholds; or (iv) such property is not operated in compliance with the license agreement or Hilton’s other standards and agreements, and such breaches are not cured in accordance with the license agreement.
Certain Prohibited Transactions
The license agreement limits our ability to complete or participate in certain corporate transactions. Specifically, unless we obtain Hilton’s prior written consent, we may not be able to: (i) merge with or acquire a Hilton competitor or a vacation ownership business that has entered into an operating agreement with a Hilton competitor; (ii) merge with or acquire a vacation ownership business together with a lodging business; or (iii) be acquired or combined with any entity other than an affiliate. However, we may acquire control of a business that is not a vacation ownership business or a lodging business without Hilton’s consent, but we are required to operate such business as a “separate operation” that does not use the Hilton IP or Hilton Data unless Hilton consents to such use. As previously noted, under the license agreement, we are required to operate the Diamond business as a separate operation, pending the conversion of any Diamond properties to our branded property in accordance with the rebrand plan, which must be approved by Hilton. As previously disclosed, we obtained Hilton's consent under the license agreement for the Diamond Acquisition.
Without Hilton’s prior consent, we may not assign our rights under the license agreement, except to one of our affiliates as part of an internal reorganization for tax or administrative purposes.
Other Restrictions
The license agreement imposes various other restrictions and requirements that pertain to, without limitation, co-sponsoring credit cards and other payment alternatives, engaging in any lodging business, confidentiality and data security, and strict maintenance of, and compliance with, separation operations that do not use any of Hilton IP or Hilton Data.
Termination Rights; Damages
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
Under the license agreement, our right to use the Hilton Marks as a trade, corporate, d/b/a or similar name will automatically terminate if: (i) the aggregate number of units of accommodation in our Licensed Business falls below two-thirds of the total number of units of accommodation in our entire vacation ownership business; (ii) we merge with or acquire control of the assets of certain Hilton competitors and we or they use their brands in any business after such acquisition; or (iii) we become an affiliate of another Hilton competitor.
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
We are required to indemnify, defend and hold harmless Hilton from and against any claim or liability resulting from: (i) third-party claims based on (a) our breach of the license agreement; (b) the operation of our vacation ownership properties; (c) any use of the Hilton IP or Hilton Data in violation of the license agreement and (d) any use of any content provided to us pursuant to the license agreement; or (ii) claims based on any security breach of our systems and/or unauthorized use or disclosure of Hilton Data.

This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated License Agreement, which was filed as Exhibit 10.2 to HGV’s Current Report on Form 8-K filed with the SEC on March 11, 2021, and the First Amendment to Amended and Restated License Agreement, which was filed as Exhibit 10.1 to HGV’s Current Report on Form 8-K filed with the SEC on April 7, 2022.
Distribution Agreement
We entered into a Distribution Agreement with Hilton and Park (the “Distribution Agreement”) in connection with the spin-off. The Distribution Agreement provided for certain transfers of assets and assumptions of liabilities by each of Hilton, HGV and Park and the settlement or extinguishment of certain liabilities and other obligations among Hilton, HGV and Park. In addition, HGV, Hilton and Park agreed that losses related to certain contingent liabilities (and related costs and expenses) that generally are not specifically attributable to any of the separated real estate business, the timeshare business or the retained business of Hilton (“Shared Contingent Liabilities”) will be apportioned among the parties according to fixed percentages of 65%, 26% and 9% for Hilton, Park and HGV, respectively. Costs and expenses of, and indemnification obligations to, third party professional advisors arising out of the foregoing actions also may be subject to these provisions. Subject to certain limitations and exceptions, Hilton will generally be vested with the exclusive management and control of all matters pertaining to any such Shared Contingent Liabilities. To date, there have been no contingent liabilities subject to these provisions since the spin-off. The Distribution Agreement also provides for cross-indemnities that, except as otherwise provided in the Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of each business with the appropriate company.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Distribution Agreement, which was filed as Exhibit 2.1 to HGV’s Current Report on Form 8-K filed with the SEC on January 4, 2017.
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
Stockholders Agreement with Apollo
In connection with the Diamond Acquisition, the Company, certain funds affiliated with Apollo, and, for certain limited purposes, Hilton entered into a stockholders agreement on August 2, 2021. For purposes of this section, the term “Apollo Investors” includes any affiliates of Apollo to whom the Apollo Closing Shares (defined below) may be transferred.
Board and Governance Rights
Under the stockholders agreement, the Apollo Investors have the right to designate two individuals (the “Apollo Designees”) to serve on the Company’s board of directors, out of a total of nine directors. If our Board increases its size, for every three additional directors added, the Apollo Investors have the right to appoint the third such director so long as the Apollo Investors (or their affiliates who have executed a joinder agreement to become party to the stockholders agreement) retain 23,935,707 of the aggregate number of shares of our common stock that the Apollo Investors received in the Diamond Acquisition (such shares, the “Apollo Closing Shares”).
The Apollo Investors’ right to designate members of the board of directors will step down as their ownership decreases, as follows: (a) ownership below 17,951,780 of the Apollo Closing Shares, one Apollo Designee will be required to resign; and (b) ownership below 11,967,853 of the Apollo Closing Shares, the second Apollo Designee will be required to resign, and the Apollo Investors will no longer be entitled to any representation on our Board. The Apollo Investors are not permitted to “buy back” into the right to designate any Apollo Designees to our Board by acquiring shares of our common stock in the future.
Transfer Restrictions
The Apollo Investors were subject to a 160-day lock-up period that expired on January 9, 2022. Currently, the Apollo Investors may freely transfer their shares so long as such transfers (i) comply with the volume and manner of sale restrictions in Rule 144, (ii) (a) involve the transfer of less than 5% of our total outstanding stock to any person or group, and (b) are not to certain competitors of HGV or Hilton, known holders of 5% or more of our common stock or known activists, or (iii) are pursuant to an underwritten offering or a broker-facilitated block trade.
Standstill Obligations
The Apollo Investors are subject to certain standstill obligations so long as they (i) own a number of shares equal to 5% of the total outstanding shares of our common stock or (ii) have the right to designate at least one director (later of these two dates, the “Standstill Removal Date”). Such standstill obligations include customary prohibitions on certain actions, including acquiring additional stock of the Company, seeking to control or influence our board of directors or our management, and publicly offering to acquire HGV.
Voting Matters
So long as the Apollo Investors own at least 5,983,927 of the Apollo Closing Shares, they are obligated to vote all of their shares as recommended by our board of directors with respect to routine matters put to a vote of our stockholders. So long as the Apollo Investors hold at least 11,967,853 of the Apollo Closing Shares, the consent of the Apollo Investors is required to (i) amend our certificate of incorporation or bylaws in a manner that would require stockholder approval and would materially, disproportionately and adversely affect the rights of the Apollo Investors, or (ii) increase the size of our board of directors to exceed twelve directors; provided, that the Apollo Investors have no such consent right for amendments to our certificate of incorporation or bylaws to adopt a “poison pill” approved by our board of directors.
Registration Rights
The Apollo Investors have certain customary registration rights pursuant to which they may request that we register the Apollo Closing Shares on a registration statement under the Securities Act of 1933, as amended, subject to standard carve-outs. In addition, the Apollo Investors have certain “piggyback” rights allowing them to participate in registered public offerings by the Company. The Apollo Investors are responsible for paying all expenses for the registration of their shares.
Pre-emptive Rights
The Apollo Investors have limited preemptive rights on certain future equity issuances by us, subject to customary carve-outs and limitations, so long as the Apollo Investors own at least 11,967,853 shares of the Apollo Closing Shares.
Termination
The stockholders agreement will terminate when the Apollo Investors no longer own at least 5,983,927 of the Apollo Closing Shares; provided, that certain provisions have different termination dates.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the stockholders agreement, which was filed as Exhibit 10.1 to HGV’s Current Report on Form 8-K filed with the SEC on August 3, 2021.
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

ITEM 1A.    Risk Factors
Risk Factor Summary
Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include, but are not limited to, the following:
•Macroeconomic and other factors beyond our control;
•Contraction in the global economy or low levels of economic growth;
•Risks inherent to the timeshare and hospitality industry, including reliance on tourism and travel, and competition within the industry;
•The COVID-19 pandemic, other epidemics or pandemics, and related events, including the various measures implemented or adopted to respond to the pandemic;
•Material harm to our business if we breach our license agreement with Hilton or the agreement is terminated;
•Our ability to use the Hilton brands and trademarks and rebrand the acquired Diamond business and properties;
•The quality and reputation of the Hilton brands and affiliation with the Hilton Honors loyalty program;
•The ability of our critical marketing programs and activities to generate tour flow and contract sales and increase our revenues;
•Financial and operational risks related to acquisitions and business ventures, including partnerships or joint ventures;
•Our dependence on development activities and risks related to our real estate investments;
•The geographic concentration of properties we manage;
•Our current operations and future expansion outside of the United States;
•Our ability to hire, retain and motivate key personnel and our reliance on the services of our management team and employees;
•Third-party reservation channels affecting our bookings for room rental revenue;
•Impairment losses that could adversely affect our results of operations;
•Our insurance policies not covering all potential losses;
•Our ability to remediate an identified material weakness and maintain effective internal controls over financial reporting and disclosure controls and procedures;
•A decline in developed or acquired VOI inventory or failure to enter into and maintain fee-for service agreements or inability to source VOI inventory or finance sales if we or third-party developers are unable to access capital;
•The sales of VOIs in the secondary market;
•Our limited underwriting standards and a possible decline in the default rates or other credit metrics underlying our timeshare financing receivables;
•The expiration, termination or renegotiation of our management agreements;
•Disagreements with VOI owners or HOAs or the failure of HOA boards to collect sufficient fees or increases in maintenance fees at our resorts;
•Failure to keep pace with developments in technology;
•Lack of awareness or understanding of and failure to effectively manage our social media;
•Cyber-attacks or our failure to maintain the security and integrity of company, employee, customer or third-party data;
•Our ability to comply with a wide variety of laws, regulations and policies, including those applicable to our international operations;

•Changes in privacy laws, environmental laws, tax laws or accounting rules or regulations;
•Failure to comply with laws and regulations applicable to our international operations;
•Our substantial indebtedness and other contractual obligations, restrictions imposed on us by certain of our debt agreements and instruments and our variable rate indebtedness which subjects us to interest rate risk;
•Failure to comply with agreements relating to our outstanding indebtedness;
•Our ability, or the ability of our subsidiaries, to generate sufficient cash to meet our needs and service our indebtedness;
•Potential liabilities related to our spin-off from Hilton, including U.S. federal income tax liabilities, liabilities arising out of state and federal fraudulent conveyance laws and the possible assumption of responsibilities for obligations allocated to Hilton or Park;
•The sufficiency of any indemnity Hilton or Park is required to provide us and the amount of any indemnity we may be required to provide Hilton or Park related to the period prior to the spin-off;
•The ability of our board of directors to change corporate policies without stockholder approval;
•Anti-takeover provisions in our organizational documents and Delaware law and consent requirements in our license agreement with Hilton that may deter a potential business combination transaction;
•Fluctuation in the market price and trading volume of our common stock;
•Our ability to repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and diminish our cash reserves.
•The actions of activist stockholders;
•Our ability to integrate the Diamond business successfully or realize the anticipated cost savings, synergies and growth in operating results; and
•Our ability to effectively manage our expanded operations resulting from the Diamond Acquisition, including the trust system associated with the Diamond business.
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
Macroeconomic and other factors beyond our control can reduce demand for our products and services, including demand for timeshare products. These factors include, but are not limited to:
•changes in general economic conditions, including low consumer confidence, high unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;
•war, political conditions or civil unrest, violence or terrorist activities or threats and heightened travel security measures instituted in response to these events;
•the financial and general business condition of the travel industry;
•statements, actions or interventions by governmental officials related to travel and the resulting negative public perception of such travel;
•conditions that negatively shape public perception of travel, including travel-related accidents and outbreaks of pandemic or contagious diseases, such as COVID-19, Ebola, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and the Zika virus;
•cyber-attacks;
•price and availability of natural resources and supplies;
•natural or manmade disasters, such as earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents, and the effects of climate change increasing the frequency and severity of extreme weather events; and
•organized labor activities, which could cause a diversion of business from resorts involved in labor negotiations and loss of business generally for the resorts we manage as a result of certain labor tactics.
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
Our business is subject to a number of business, financial and operating risks inherent to the timeshare industry, including:
•changes in the supply and demand for our products and services;
•our ability to securitize the receivables that we originate in connection with VOI sales;
•delays in or cancellations of planned or future development or refurbishment projects;
•the financial condition of third-party developers with whom we do business;
•relationships with third-party developers, our Club members and HOAs;
•changes in desirability of geographic regions of our resorts and affiliated resorts, geographic concentration of our operations and shortages of desirable locations for development;
•changes in operating costs, including energy, food, employee compensation and benefits and insurance;
•increases in costs due to inflation or otherwise, including increases in our operating costs, that may not be fully offset by price and fee increases in our business;
•changes in taxes and/or governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•significant increases in cost of health care coverage for employees, and various government regulation with respect to health care coverage;
•shortages of labor or labor disruptions;
•the availability and cost of capital necessary for us, and third-party developers with whom we do business, to fund investments, capital expenditures and service debt obligations;
•significant competition from other timeshare businesses and hospitality providers in the markets in which we operate;
•market and/or consumer perception and reputation of timeshare companies and the industry in general;
•the economic environment for and trends in the tourism and hospitality industry, which may impact the vacationing and purchasing decisions of consumers;
•the influence of social media on consumers’ lodging decisions;
•increases in the use of third-party and competitor internet services to book hotel reservations, secure short-term lodging accommodations and market vacation rental properties;
•legal, business or regulatory issues unique to the geographic locations of our resorts and affiliated resorts, which could increase the cost of or result in delays in entering into or expanding in those locations.
•limited underwriting standards due to the real-time nature of industry sales practices;
•private resales of VOIs and the sale of VOIs in the secondary market; and
•the impact on the industry of unlawful or deceptive third-party VOI resale or vacation package sales schemes.
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

We also compete with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for VOI owners to exchange into time at other timeshare properties, or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. A number of our competitors are significantly larger than we are and have potentially greater access to capital resources and broader marketing, sales and distribution capabilities. We also compete with numerous other smaller owners and operators of timeshare resorts, as well as home and apartment sharing services that market available privately owned residential properties that can be rented on a nightly, weekly or monthly basis. In addition, we are in competition with national and independent timeshare resale companies and members reselling existing VOIs on the secondary market, which could reduce demand or prices for sales of new VOIs. We also compete with other timeshare management companies in the management of resorts on behalf of owners on the basis of quality, cost, types of services offered and relationship. We compete with other timeshare companies for off-site sales centers, through which we market our products to potential members, including in locations like high-traffic shopping centers and tourist attractions in leisure destinations.
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
The COVID-19 pandemic and related events have had, and may from time to time continue to have, a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic and the various measures taken or implemented by governments and other authorities in the United States and around the world, businesses, organizations and individuals had, and may from time to time continue to have, an adverse impact on domestic and international travel, consumer demand for travel, commercial activities across the travel, lodging and hospitality industries, businesses generally, and consequently, on our business and operations. These measures, as well as a drop in demand for travel and leisure activities, adversely impacted our business.
In response to the pandemic, we implemented a variety of measures that are or were required, or we believe are advisable, for our business with the goal of keeping our customers, owners, team members, and the communities we serve as safe as reasonably feasible from the COVID-19 virus.
The conditions caused by the pandemic continue to be unpredictable, including as a result of new variants and governmental responses or restrictions and changes in behavior as a result. We will continue to monitor and respond to any restrictions or recommendations of national and local governments and public health agencies related to the COVID-19 pandemic, and could be subject to similar restrictions or impacts resulting from epidemics or global pandemics in the future.
Risks Related to the Operation of Our Business
We do not own the Hilton brands and our business will be materially harmed if we breach our license agreement with Hilton or it is terminated.
Following the spin-off of HGV from Hilton in January 2017, Hilton retained ownership of the Hilton-branded trademarks, tradenames and certain related intellectual property used in the operation of our business. We entered into a license agreement with Hilton granting us the right to use the Hilton-branded trademarks, trade names and related intellectual property in our business for the term of the agreement. The license agreement was amended and restated in connection with the Diamond Acquisition to facilitate our integration of the Diamond business and create a license fee structure related to the integration. If we breach our obligations under the license agreement, Hilton may be entitled to terminate the license agreement or terminate our rights to use the Hilton brands and other Hilton intellectual property at properties that do not meet applicable standards and policies, or to exercise other remedies. Pursuant to the license agreement, Hilton would be the sole owner of certain licensed marks related to any new brands associated with the Diamond portfolio that are developed by us. If the license agreement is terminated, we could lose the right to use one or more of such new brands.

The termination of the license agreement or exercise of other remedies would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position. For example, if we are not able to rely on the strength of the Hilton brands to attract prospective members and guests in the marketplace, our revenue and profits would decline and our marketing and sales expenses would increase. If we are not able to use Hilton’s marketing databases and corporate-level advertising channels to reach potential members and guests, including Hilton’s internet address as a channel through which to market available inventory, our member growth would be adversely affected and our revenue would materially decline, and it is unlikely that we would be able to replace the revenue associated with those channels.
Even if the license agreement remains in effect, the termination or restriction of our rights to use any branded trademarks, trade names and related intellectual property licensed to us by Hilton at properties that fail to meet applicable standards and policies, or any deterioration of quality or reputation of the Hilton brands (even deterioration not leading to termination of our rights under the license agreement or not caused by us), could also harm our reputation and impair our ability to market and sell our products, which could materially harm our business.
In addition, if license agreement terms relating to the Hilton Honors loyalty program terminate, we would not be able to offer Hilton Honors points to our members and guests. This would adversely affect our ability to sell our products, offer the flexibility associated with our Club membership and sustain our collection performance on our timeshare financing receivables portfolio.
Finally, the license agreement imposes a number of restrictions or prohibitions on our business and operations, and our ability to engage in a number of transactions, including, without limitations, acquiring or being acquired by another entity, and engaging in any lodging business or otherwise competing with Hilton, in each case without Hilton’s consent. Any noncompliance with any of these provision may result in the termination of the license agreement, either automatically or at Hilton’s election. In addition, while we are permitted under the license agreement to engage in certain other businesses, including owning and operating vacation ownership business and properties that are not Hilton-branded, in such instances, we are not permitted to use any of the rights and assets provided by Hilton under the license agreement in connection with such business and operation. In fact, we are required to comply with various requirements to operate such business and properties as “separate operation.” However, if any such non-Hilton branded vacation ownership properties and related units exceed certain thresholds, we may lose certain rights to use the Hilton trademark, including our “Hilton Grand Vacations” corporate name. In addition, any non-compliance with the separation operations provision may give rise to Hilton’s ability to terminate the license agreement. Any of the foregoing and other factors that lead to Hilton’s termination of the license agreement will have a material and irreparable adverse impact on our business. See “Item 1. Business—Key Agreements with Hilton Worldwide Holdings.”
We will rely on Hilton to consent to our use of its trademarks at new properties we manage in the future.
Under the terms of our license agreement with Hilton, we are required to obtain Hilton’s consent to use its trademarks in circumstances specified in the license agreement. Hilton may reject a proposed project in certain circumstances. Any requirements to obtain Hilton’s consent to our expansion plans, including the ongoing conversion of the acquired Diamond resorts to Hilton branded properties, or the need to identify and secure alternative expansion opportunities because Hilton does not allow us to use its trademarks with proposed new projects, may delay implementation of our expansion plans, cause us to incur additional expense or reduce the financial viability of our projects. Further, if Hilton does not permit us to use its trademarks in connection with our expansion plans, our ability to expand our Hilton-branded timeshare business would cease and our ability to remain competitive may be materially adversely affected. See “Our ability to integrate the acquired Diamond business could be harmed if Hilton does not consent to the use of their trademarks in connection with the conversion of Diamond resorts” and “Item 1. Business—Key Agreements with Hilton Worldwide Holdings.”
Our business depends on the quality and reputation of the Hilton brands and affiliation with the Hilton Honors loyalty program.
Currently, our Legacy HGV products and services are offered under the Hilton brand names and affiliated with the Hilton Honors loyalty program, and we intend to continue to develop and offer products and services under the Hilton brands and affiliated with the Hilton Honors loyalty program in the future, including the products acquired in the Diamond Acquisition. In addition, the license agreement contains significant prohibitions on our ability to own or operate properties that are not Hilton brand names. The concentration of our products and services under these brands and program may expose us to risks of brand or program deterioration, or reputational decline, that are greater than if our portfolio were more diverse. Furthermore, as we are not the owner of the Hilton brands or the Hilton Honors loyalty program, changes to these brands and program or our access to them, including our ability to buy points to offer to our members and potential members, could negatively affect our business. Any failure by Hilton to protect the trademarks, trade names and intellectual property that we license from it could reduce the value of the Hilton brands and also harm our business. If these brands or program deteriorate or materially change in an adverse manner, or the reputation of these brands or program declines, our market share, reputation, business, financial condition or results of operations could be materially adversely affected.
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
We secure VOI inventory in part by developing new timeshare properties and new phases of existing timeshare properties. We have continued our construction activities as a critical source of developing new inventories that we sell and will continue to sell. Our ongoing involvement in the development of inventory presents a number of risks, including:
•weakness in the capital markets limiting our ability to raise capital for completion of projects or for development of future properties or products;
•construction costs and the costs of materials and supplies, to the extent they escalate faster than the pace at which we can increase the price of VOIs, adversely affecting our profits and margins;
•construction delays, supply chain delays, labor shortages, zoning and other local, state or federal governmental approvals, particularly in new geographic areas with which we are unfamiliar, cost overruns, lender financial defaults, or natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, fires, volcanic eruptions and oil spills, increasing overall project costs, affecting timing of project completion or resulting in project cancellations;
•any liability or alleged liability or resultant delays associated with latent defects in design or construction of projects we have developed or that we construct in the future adversely affecting our business, financial condition and reputation;
•failure by third-party contractors to perform for any reason, exposing us to operational, reputational and financial harm; and
•the existence of any title defects in properties we acquire.
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
Our properties are concentrated in certain geographic areas including Florida, Europe, Hawaii, California, Arizona, Nevada, and Virginia and are, therefore, particularly susceptible to adverse developments in those areas. These economic developments include regional economic downturns, significant increases in the number of our competitors’ products in these markets, and potentially higher labor, real estate, tax or other costs in the geographic markets in which we are concentrated. In addition, the properties we manage are subject to the effects of adverse acts of natural or man-made disasters, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents. Extreme weather events and adverse weather conditions, including hurricanes, flooding and forest fires, that impact the areas in which our properties are concentrated may increase in frequency and severity as a result of climate change. Depending on the severity of these disasters, the damage could require closure of all or substantially all of these properties in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. In addition, we cannot guarantee that the amount of insurance maintained for these properties from time to time would entirely cover damages caused by any such event. Further, actual or threatened war, political conditions or civil unrest, violence or terrorist activities or threats and heightened travel security measures instituted in response to these events, could also interrupt or deter vacation plans to our key markets. As a result of this geographic concentration of properties, we face a greater risk of a negative effect on our revenues in the event these areas are more severely and more frequently affected by adverse economic and competitive conditions, extreme weather, man-made disasters, and political and civil unrest.
Our current operations and future expansion outside of the United States make us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business.
We currently have timeshare properties located in the United States, Europe, Mexico, the Caribbean, Canada and Japan. We also market our products and services in the Asia Pacific region, primarily in Japan and South Korea. In addition, as part of our business strategy, we intend to continue the expansion of our operations in Japan, including by developing property there and selling VOIs at properties located in Japan, as well as explore further expansion opportunities in other countries located in the Asia Pacific region, Mexico, Europe and the Caribbean. Such activities may not be limited only to marketing efforts for existing international and U.S. properties and products in other countries, but may also include acquiring, developing, managing, marketing, offering and/or financing timeshare properties and VOI related products and services in such countries. Current and future international operations expose us to a number of additional challenges and risks that may not be inherent in operating solely in the U.S., including, for example, the following:
•rapid changes in governmental, economic, legislative or political policy;
•political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;
•negative impact on governmental relationships between those countries in which we currently operate or have future expansion plans, on one hand, and the U.S., on the other hand, which may result in undesirable trade, travel or similar regulations, thereby negatively affecting the tourism industry generally, and the timeshare and leisure industry specifically;
•increases in anti-American sentiment and the identification of the Hilton brands as American brands;
•recessionary trends or economic instability in international markets;
•changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;
•the effect of disruptions caused by severe weather, natural disasters, outbreaks of disease or other events that make travel to a particular region less attractive or more difficult;
•the presence and acceptance of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws;
•the imposition of restrictions on currency conversion or the transfer of funds;
•the ability to comply with or effect of complying with complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, increases in taxes paid and other changes in applicable tax laws;
•uncertain, unfamiliar and/or unpredictable regulatory environment that may adversely affect the acquisition, development, management, marketing, sales, financings, and related activities that affect the lodging, real estate, and travel industries, and, more specifically, to the timeshare industry, such as zoning laws, real estate development regulations, and consumer privacy;
•exposure to litigation in foreign jurisdictions, including the expense and time necessary to litigate and the potential of adverse outcomes:

•consequences of the United Kingdom’s exit from the European Union, including new or different regulations;
•uncertainties as to local laws regarding, and enforcement of, contract and intellectual property rights;
•forced nationalization of resort properties by local, state or national governments;
•different social or cultural norms and practices that are not customary in the U.S.; and
•the difficulties involved in managing an organization doing business in different countries.
These and other factors may materially adversely affect our business generally, future expansion plans, revenues from international operations, and costs and profits, as well as our financial condition. Our acquisition of Diamond has expanded our operations to a number of jurisdictions in which we had not previously operated and subjected us to a number of additional legal considerations. Expansion of our international operations into other countries and territories may result in greater inefficiencies in navigating the risks of operating internationally and could result in greater effects on our business than would be experienced by a company with greater international experience.
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
In Mexico, the developer of certain acquired Diamond resorts has agreed to requirements that would consider themselves Mexican nationals with respect to certain properties. The developer also agreed to not invoke the protection of the government in matters relating to the property. Generally, rules in Mexico limit ownership of land near Mexico’s borders and beaches to Mexican citizens and companies, unless granted the right by the Mexican government. If the developer of the resorts in Mexico fails to comply with the agreement with the Mexican government, it would forfeit the land back to Mexico.
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
We maintain insurance coverage for liability, property, business interruption, cyber liability and other risks with respect to business operations. While we have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary, market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. The cost of our insurance may increase, and our coverage levels may decrease, which may affect our ability to maintain customary insurance coverage and deductibles at acceptable costs. There is a limit as well as various sub-limits on the amount of insurance proceeds we will receive in excess of applicable deductibles. If an insurable event occurs that affects more than one of our properties, the claims from each affected property may be considered together to determine whether the per occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached. If the limits or sub-limits are exceeded, each affected property may only receive a proportional share of the amount of insurance proceeds provided for under the policy. Further, certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, war, terrorist acts, such as biological or chemical terrorism, political risks, some environmental hazards and/or natural or man-made disasters, may be outside the general coverage limits of our policy, subject to large deductibles, deemed uninsurable or too cost-prohibitive to justify insuring against. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of the affected resort or in some cases may not provide a recovery for any part of a loss. As a result, we could lose some or all the capital we have invested in a property, as well as the anticipated future marketing, sales or revenue opportunities from the property. Further, we could remain obligated under guarantees or other financial obligations related to the property despite the loss of product inventory, and our members could be required to contribute toward deductibles to help cover losses.
We have identified a material weakness in our internal control over financial reporting related to Diamond. If we are unable to remediate this material weakness, experience additional material weaknesses, or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, our stock price could be adversely affected, and we may otherwise experience other adverse consequences.
As a public company, we are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting. We must also include a report issued by our independent registered public accounting firm based on their audit of our internal control over financial reporting.
As discussed in Part II, Item 9A of this Annual Report on Form 10-K, in connection with our year-end assessment of internal control over financial reporting, our management determined that, as of December 31, 2022, we did not maintain effective internal control over financial reporting due to a material weakness in internal control over financial reporting related to Diamond, which we acquired on August 2, 2021. Specifically, our management concluded that Diamond, which was privately owned prior to our acquisition and, accordingly, not a reporting company under the Exchange Act, did not adequately identify, design and implement the process-level controls for its significant processes that are necessary for compliance with the requirements for reporting companies pursuant to the Exchange Act, and Diamond did not have appropriate information technology controls for its information technology systems or such controls did not operate for a sufficient period of time prior to the assessment date.
We are taking, and will continue to take, steps to enhance the risk assessment process and design and implementation of internal controls over financial reporting with respect to Diamond, including incorporating additional controls and processes, and enhancing and revising the design of our existing financial reporting and information technology controls and procedures. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There can be no assurances that such remediation steps will be complete in our anticipated timeframe or if they will successfully remediate the material weakness identified on a timely basis. As a result, we may not be successful in making the improvements necessary to remediate such material weakness, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Any one or more of these outcomes could cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could adversely affect our business generally and lead to other adverse consequences, including, without limitation, the loss of investor confidence in us, reduction of our stock price, and exposure to litigation or government investigations and/or sanctions.
Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures, including as a result of the material weakness identified by management.
The design and effectiveness of our disclosure controls and procedures are closely tied to and interdependent with our internal control over financial reporting. Our disclosure controls and procedures, as may be updated to include additional controls and processes, and enhanced to revise the design of existing financial reporting and information technology controls and procedures as previously discussed, are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act and applicable rules and regulations is recorded, processed, summarized and reported within the time periods specified in such rules and forms, and that such required information is accumulated and communicated to our management in a timely manner. Nonetheless, our disclosure controls and procedures may not prevent all omissions, errors, or misstatements due to a number of factors, including, without limitation, resource constraints, benefits of the controls and procedures relative to their costs, human error and judgment, or intentional circumvention by individual acts, any of which may cause omissions, errors, or misstatements. While management will continue to review the effectiveness of our disclosure controls and procedures, including our internal controls over financial reporting, there can be no guarantee that our disclosure controls and procedures and internal controls will prevent all omissions, errors and misstatements, intentional or otherwise, any occurrence of which may result in material omissions or misstatements in our filings with the SEC, which could materially adversely affect our financial results, investor confidence, our stock price, and our business generally.
Risks Related to the Sale of VOIs
A decline in developed or acquired VOI inventory or our failure to enter into and maintain fee-for-service agreements may have an adverse effect on our business or results of operations.
In addition to VOI supply that we develop or acquire, we source VOIs through fee-for-service agreements with third-party developers. If we fail to develop timeshare properties, acquire inventory or are unsuccessful in entering into new agreements with third-party developers, we may experience a decline in VOI supply, which could result in a decrease in our revenues. Approximately 44% of our contract sales were from capital-efficient sources for the year ended December 31, 2022. As part of our strategy to optimize our sales mix of capital-efficient inventory, we will continue to acquire inventory and enter into additional fee-for-service agreements to source inventory. These arrangements may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into agreements are not able to fulfill their obligations to us, the inventory we expect to acquire or market and sell on their behalf may not be available on time or at all, or may not otherwise be within agreed-upon specifications, including the specifications that we must meet in order to use Hilton’s trademarks at such properties. If our counterparties do not perform as expected and we do not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, our ability to achieve sales goals may be adversely affected.
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
Existing members have offered, and are expected to continue to offer, their VOIs for sale on the secondary market. The sale of VOIs has been made easier by recent development of virtual marketplaces assisting members with the sale of their VOIs. The prices at which these intervals are sold are typically less than the prices at which we would sell the intervals. As a result, these sales create additional pricing pressure on our sale of VOIs, which could cause our sales revenues and profits to decline. In addition, if the secondary market for VOIs becomes more organized or financing for such resales becomes more available, our ability to sell VOIs could be adversely affected and/or the resulting availability of VOIs (particularly where the VOIs are available for sale at lower prices than the prices at which we would sell them) could adversely affect our sales revenues. Further, unlawful, fraudulent or deceptive third-party VOI resale or vacation package sales schemes could damage the reputation of the industry, our reputation and brand value, or affect our ability to collect management fees, which may adversely affect our revenues and results of operations.
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
Providing secured financing to some purchasers of VOIs subjects us to the risk of purchaser default. As of December 31, 2022, our consumer loan portfolio had a balance of approximately $2.5 billion and experienced default rates of 7.92%, 8.93% and 6.34% for the fiscal years ended December 31, 2022, 2021 and 2020, respectively. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the VOI. We may be unable to resell the property in a timely manner or at a price sufficient to allow us to recover written-off loan balances, or at all. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, our revenues and profits could be reduced.
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
We enter into management agreements with the HOAs for the timeshare resorts developed/acquired by us or by third parties with whom we have entered into fee-for-service agreements. Our management agreements generally provide for a cost-plus management fee equal to 10% to 15% of the costs to operate the applicable resort. We also receive revenues that represent reimbursement for the costs incurred to perform our services, principally related to personnel providing on-site services. The original term of our management agreements is typically governed by state timeshare laws, and ranges from three to five years, and many of these agreements renew automatically for one- to three-year periods, unless either party provides advance notice of termination before the expiration of the term. Any of these agreements may expire at the end of its then-current term (following notice by a party of non-renewal) or be terminated, or the contract terms may be renegotiated in a manner adverse to us. If a management agreement is terminated or not renewed on favorable terms, our cash flows, revenues and profits could be adversely affected.
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
The maintenance fees that are levied by HOA boards on VOI owners may increase as the costs to maintain and refurbish the timeshare properties and to keep the properties in compliance with Hilton brand standards increase. Increased maintenance fees could make our products less desirable and less affordable, which could have a negative effect on VOI sales and HOA and loan default rates. Further, if our maintenance fees increase substantially year over year or are not competitive with other VOI providers, we may not be able to attract new members or retain existing members.
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
Our business is subject to extensive regulation, as more fully described in “Business—Government Regulation,” and any failure to comply with applicable laws and regulations could have a material adverse effect on our business. Our real estate development activities, for example, are subject to laws and regulations typically applicable to real estate development, subdivision and construction activities, such as laws relating to zoning, entitlement, permitting, land use restrictions, environmental regulation, title transfers, title insurance, taxation and eminent domain. Failure to comply with the laws could result in legal liability or result in substantial costs related to environmental or other remediation. Laws in some jurisdictions also impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer. In addition, the sales of VOIs must be registered with governmental authorities in most jurisdictions in which we do business. The preparation of VOI registrations requires time and cost, and in many jurisdictions the exact date of registration approval cannot be accurately predicted.
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
Because telemarketing practices are highly regulated, we have implemented procedures to reduce the possibility of violating such laws, however, such procedures may not be effective in ensuring regulatory compliance in every instance. In addition, because we are now an independent company from Hilton, it may be more difficult for us to utilize customer information we obtain from Hilton in the future for marketing purposes.
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
Our lending and related activities are also subject to a number of laws and regulations, including laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection and credit reporting practices, consumer collection practices, contacting debtors by telephone, mortgage disclosure, lender licenses and money laundering.
Finally, our resort management activities subject us to a number of laws and regulations, including those that relate to public lodging, food and beverage services, liquor licenses and labor and employment, among others.
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
The European Union (“EU”) General Data Protection Regulation (the “GDPR”) imposes significant obligations to businesses that sell products or services to EU customers or otherwise control or process personal data of EU residents. Complying with the GDPR could increase our compliance cost, or adversely impact the marketing of our products and services to customers in the EU and our overall business. In addition, the GDPR imposes fines and penalties for noncompliance, including fines of up to 4% of annual worldwide revenue. If we fail to comply with the requirements of the GDPR, we could face significant administrative and monetary sanctions, which could materially adversely impact our results of operations and financial condition.
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
As of December 31, 2022, our total indebtedness was approximately $3.8 billion, of which approximately $1.1 billion was non-recourse debt. We significantly increased our level of indebtedness in connection with financing the Diamond Acquisition. We closed an unregistered offering of $850 million in aggregate principal amount of 5.000% senior notes due 2029 and an unregistered offering of $500 million in aggregate principal amount of 4.875% senior notes due 2031. In addition, we borrowed term loans in an initial aggregate principal amount of $1.3 billion under a new senior secured term loan credit facility to repay certain indebtedness of HGV and Diamond in connection with the closing of the Diamond Acquisition. Finally, we assumed several of Diamond’s revolving facilities that are secured by timeshare loan receivables. Our substantial debt and other contractual obligations could have important consequences, including:
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, dividends to stockholders and to pursue future business opportunities;
•increasing our vulnerability to adverse economic, industry or competitive developments;
•exposing us to increased interest expense, as our degree of leverage may cause the interest rates of any future indebtedness (whether fixed or floating rate interest) to be higher than they would be otherwise;
•exposing us to the risk of increased interest rates because certain of our indebtedness is at variable rates of interest;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in an event of default that accelerates our obligation to repay indebtedness;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, satisfaction of debt service requirements, acquisitions and general corporate or other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.
In addition, our credit ratings will impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings will reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations on a combined basis with Diamond. Downgrades in our ratings could adversely affect our businesses, cash flows, financial condition, operating results and share and debt prices, as well as our obligations with respect to our capital-efficient inventory acquisitions.
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
The debt agreements and instruments that govern our outstanding indebtedness impose significant operating and financial restrictions on us, certain of our subsidiaries and guarantors of our indebtedness. These restrictions limit our ability and/or the ability of our restricted subsidiaries to, among other things:
•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends (including to us) and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;

•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to us;
•designate restricted subsidiaries as unrestricted subsidiaries; and
•transfer or sell assets.
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
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase.
Interest rates may increase in the future. As a result, interest rates on our revolving credit facility or other variable rate debt offerings could be higher than current levels. As of December 31, 2022, we had approximately $1,428 million of notional variable rate debt, representing 37% of our total indebtedness. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. For more information on derivatives refer to Note 15: Debt & Non-recourse Debt of the financial statements.
The U.K. Financial Conduct Authority intends to stop persuading or compelling banks to submit London Interbank Offering Rate (“LIBOR”) rates after 2022. The administrator of LIBOR ceased the publication of all non-U.S. dollar LIBOR and the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2022, with the publication of the remaining U.S. dollar LIBOR settings being discontinued on June 30, 2023. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. We may need to amend our revolving credit facility, which utilizes LIBOR as a factor in determining the interest rate, to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. The Company has incorporated LIBOR fallback language in its credit documents in anticipation of LIBORs cessation and does not expect any material disruption of funding on its existing facilities.
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
Risks Related to the 2017 Spin-Off From Hilton
We may be responsible for U.S. federal income tax liabilities that relate to the spin-off.
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
In addition, the spin-off was conditioned on the receipt of an opinion of counsel to the effect that the distributions of our and Park common stock would qualify as tax-free distributions under Section 355 of the Code. An opinion of counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion.
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
The measure of insolvency for purposes of the fraudulent conveyance laws may vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if the fair salable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), and such entity would be considered to have unreasonably small capital if it lacked adequate capital to conduct its business in the ordinary course and pay its liabilities as they become due. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that Hilton were solvent at the time of or after giving effect to the spin-off, including the distribution of our common stock.
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
Pursuant to the Distribution Agreement and certain other agreements, including the Tax Matters Agreement, entered into in connection with the spin-offs among Hilton and Park and us, we agreed to indemnify each of Hilton and Park from certain liabilities (including tax liabilities). In addition to the Shared Contingent Liabilities pursuant to the Distribution Agreement, the Tax Matters Agreement governs the respective obligations of Hilton, Park and us after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, liability resulting from tax audits and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. Under the Tax Matters Agreement, we have agreed to indemnify Hilton and Park against certain tax liabilities. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off is not tax-free. In general, under the Tax Matters Agreement, each party is responsible for any taxes imposed on Hilton that arise from the failure of the spin-off and certain related transactions to qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, as applicable, and certain other relevant provisions of the Code, to the extent that the failure to qualify is attributable to actions taken by such party (or with respect to such party’s stock). In addition, the parties share responsibility, in accordance with sharing percentages of 65% for Hilton, 26% for Park, and 9% for us, for any such taxes imposed on Hilton that are not attributable to actions taken by a party. Finally, pursuant to the Tax Matters Agreement, to the extent that any taxes that may be imposed on the Hilton consolidated group for the taxable periods prior to the spin-offs relates to the timeshare business, we would in most cases be liable for the full amount attributable to the timeshare business. Indemnities that we may be required to provide Hilton and/or Park, or any liabilities for which we may be responsible proportionately or wholly, pursuant to these agreements may be significant and could negatively affect our business.
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
We have entered into a stockholders agreement with Apollo that, among other things, provides Apollo the right, under certain circumstances, to designate a certain number of directors to our board of directors. Pursuant to the stockholders agreement, two members of our board of directors are Apollo designees, and for so long as Apollo and its affiliates continue to own specified percentages of our common stock, Apollo will be able to maintain representation on our board of directors. Accordingly, during that period of time, Apollo may have influence with respect to our management, business plans and policies, including the appointment and removal of our officers. For example, for so long as Apollo continues to own a significant percentage of our stock, Apollo may be able to influence whether or not a change of control of our company or a change in the composition of our board of directors occurs. The concentration of ownership by Apollo could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of the Company and could affect the market price of our common stock.
Apollo and its affiliates engage in a broad spectrum of activities, including investments in real estate generally and in the hospitality industry in particular]. In the ordinary course of Apollo’s business activities, Apollo and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. For example, Apollo and its affiliates may pursue ventures that compete directly or indirectly with us, or affiliates of Apollo may directly and indirectly own interests in timeshare property developers or others with whom we may engage in the future, may compete with us for investment opportunities, and may enter into other transactions with us that could result in their having interests that could conflict with ours. Our amended and restated certificate of incorporation provides no director who is not employed by us (including any nonemployee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Apollo also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us. In addition, Apollo may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investments, even though such transactions might involve risks to you.
Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our amended and restated certificate of incorporation and bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things:
•these provisions allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•these provisions prohibit stockholder action by written consent unless such action is recommended by all directors then in office;
•these provisions provide that our board of directors is expressly authorized to make, alter or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 80% or more of all the outstanding shares of our capital stock entitled to vote; and
•these provisions establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:
•shifts in our investor base;
•our quarterly and annual earnings, or those of comparable companies;
•actual or anticipated fluctuations in our operating results;
•our ability to obtain financing as needed;
•changes in laws and regulations affecting our business;
•changes in accounting standards, policies, guidance, interpretations or principles;
•announcements by us or our competitors of significant investments, acquisitions or dispositions;
•the failure of securities analysts to cover our common stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating performance and stock price of comparable companies;
•overall market fluctuations;
•a decline in the real estate markets; and
•general economic conditions and other external factors.

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
We adopted an Omnibus Incentive Plan under which an aggregate of 10,000,000 shares of HGV common stock are issuable. As of December 31, 2022, an aggregate of 3,102,210 shares have been issued, and an additional 4,416,258 shares were underlying outstanding awards pursuant to the Omnibus Incentive Plan. We also adopted a Non-Employee Director Stock Plan under which 325,000 shares of our common stock are issuable, and an Employee Stock Purchase Plan under which 2,500,000 shares of our common stock are available for issuance. Under the Non-Employee Director Stock Plan, 134,262 shares had been issued, and there were an additional 23,268 shares underlying outstanding awards granted as of December 31, 2022. Under the Employee Stock Purchase Plan, a total of 388,800 shares were issued as of December 31, 2022. Any further issuances could result in the dilution of our current stockholders causing the market price of shares of our common stock to decline.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and diminish our cash reserves.
On May 4, 2022, our Board of Directors authorized a share repurchase program (the “Repurchase Program”), pursuant to which we may repurchase up to $500 million of our common stock over a two-year period through any combination of open market repurchases, accelerated share repurchases or privately negotiated transactions. The timing and amount of repurchases of shares of our common stock, if any, will depend upon several factors, such as the market price of our common stock, general market and economic conditions, our working capital requirements and corporate strategy, the terms of our financing arrangements and applicable legal requirements. We are not obligated to repurchase any specific number or amount of shares of common stock pursuant to the Repurchase Program, and we may modify, suspend or terminate the Repurchase Program at any time without prior notice. Repurchases of our common stock pursuant to the Repurchase Program could impact our stock price and increase its volatility. The existence of the Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program. Additionally, the Repurchase Program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. There can be no assurance that any share repurchases will enhance long-term stockholder value, and the market price of our common stock may decline below the levels at which we repurchased shares of stock.
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
On August 2, 2021, we completed the Diamond Acquisition. Despite our efforts, it is possible that the integration process could take longer than anticipated and/or could be more difficult than anticipated due to a number of reasons, including the lack of complementary products and resort offerings, delays or other challenges in converting the Diamond resorts into resorts that are suitable for HGV as part of our overall strategy and our rebranding plan, loss of valuable employees, disruption of each company’s ongoing businesses, processes and systems, inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements between the two businesses, and differences in corporate cultures and philosophies, and other challenges that are inherent in such a complex integration of businesses. There also may be issues attributable to Diamond’s operations that were inherent to the business or are based on events or actions that occurred prior to the closing of the Diamond Acquisition that may make the integration even more challenging. In addition, uncertainty about the effect of the Diamond Acquisition on relationships with our suppliers, vendors, existing owners, and potential owners may hinder the integration. Although we are taking steps designed to reduce or mitigate any adverse effects, these uncertainties may cause suppliers, vendors, existing and potential owners, and others that deal with us to seek to change, not renew or discontinue existing business relationships with us.
Integrating the Diamond business and properties into our operations may place a significant burden on management and internal resources and divert management’s attention away from day-to-day business concerns. Further, our ability to attract, retain and motivate key personnel and employees may be impacted if employees or prospective employees have uncertainty about their future roles with us during the integration of the Diamond Acquisition and beyond. Despite our retention and recruiting efforts, key employees may be unwilling to continue their employment with us and we may be unable to timely find suitable replacements.
As previously described, in April 2022, we entered into an amendment to the license agreement with Hilton to provide for a plan to rebrand the majority of the Diamond properties, rooms and sales facilities into HGV-branded properties, rooms and sales facilities over a five-year period. If we do not achieve the applicable annual rebranding target milestones, we will be subject to an escalated royalty fee, and if we fail to achieve a cumulative target by September 2031, Hilton may prohibit our future offering and sales of HGV Max.
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
Our ability to successfully integrate the Diamond business depends on our compliance with the license agreement and ability to meet certain targets under the rebrand plan.
We and Hilton have agreed to a plan to rebrand the majority of the Diamond properties, rooms and sales facilities into HGV-branded properties, rooms and sales facilities over a five-year period. The License Agreement Amendment sets forth certain annual and cumulative target room conversions. The License Agreement Amendment provides for the offer and sale by HGV of its “HGV Max” branded product that provides access across legacy HGV and both converted and unconverted Diamond properties, subject to certain conditions. If we do not achieve the applicable annual rebranding target milestones, we will be subject to an escalated royalty fee, and if we fail to achieve cumulative targets by September 2031, Hilton may prohibit our future offering and sales of HGV Max. In addition, the license agreement requires Hilton’s approval in connection with our anticipated conversion of the Diamond properties into our branded HGV Max properties and/or another new brand of properties. Hilton also has the right to review our sales, reservation and marketing activities related to HGV Max and review and approve our rebranded sales centers.
We have agreed with Hilton to operate the Diamond properties and business as a separate operation, pending the rebranding and conversion plan, after which we expect to continue to operate certain Diamond properties that are not rebranded as a separate operation. If we fail to comply with the separate operation requirements in connection with such part of our business, we may be subject to potential violation of the license agreement. In addition, if we cannot come to an agreement with Hilton on how to brand and operate Diamond properties that are not approved for rebranding by Hilton, our ability to successfully integrate Diamond may be materially adversely affected. We may conclude that it is necessary to enter into future amendments and/or modifications to the license agreement that may be necessary in connection with the integration and conversion plans. If we and Hilton are unable to reach agreements on any such amendments and/or modifications, our integration and conversion plans may be delayed and/or may not comport to the current terms and conditions of the license agreement, which will adversely affect our business and operations. For additional information see “Item 1. Business—Key Agreements with Hilton Worldwide Holdings.”

The license agreement contains a number of prohibitions on us entering into certain agreements and arrangements with competitors of Hilton. As a result of the Diamond Acquisition, we assumed Diamond’s contracts with third parties, a number of which are with competitors of Hilton, which may only be utilized with respect to the non-branded portion of the business. The license agreement provides for a cure period for agreements or arrangements related to the Diamond business that would result in a violation or breach of provisions in the license agreement. However, to the extent we are not able to terminate such agreements within the cure period or we are unable to obtain a waiver from Hilton, we may be in default of the license agreement.
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
Further, we incurred a number of fees, costs and expenses prior to completing the Diamond Acquisition and expect to continue to incur additional fees, costs and expenses associated with combining and integrating the operations of the two companies and achieving the desired benefits. These fees, costs and expenses, which are both recurring and non-recurring, have been, and will continue to be, substantial. Although we believe that achieving cost synergies, benefits, and other efficiencies of the Diamond Acquisition should offset such costs, fees and expenses over time, such net benefit may not be achieved in the near term, or at all. Moreover, there may be significant potential liabilities associated with the Legacy-Diamond business that we may uncover after the closing during the integration period, which may result in us incurring significant costs and expenses in the future. Actions taken by employees associated with the Legacy-Diamond business could intentionally or unintentionally violate or fail to comply with laws and regulations that we are subject to, and such non-compliance may be attributable to us. Such potential liabilities may have been unknown to us at prior to the closing of the Diamond Acquisition and/or more significant than we believed at such time. Any such material unexpected costs and expenses may have a material adverse effect on our financial condition and operating results.
Our results will suffer if we do not effectively manage our expanded operations resulting from the Diamond Acquisition.
The size of our business increased significantly as a result of the Diamond Acquisition. Our future success depends, in part, upon our ability to manage this expanded business, including in non-US jurisdictions where we did not have operations prior to the Diamond Acquisition, including challenges related to the management and monitoring of expanded operations and associated increased costs and complexity. We may also need to obtain approvals of developers or HOAs in various instances to include additional resorts in the multi-resort trusts marketed, sold and managed by the acquired Diamond business (the “Diamond Collections”) or increase maintenance fees or impose additional requirements in order to meet our brand and operating standards. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the transaction. In addition, there will be increased compliance and regulatory risk as a result of the expanded size of our business.
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

ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
Timeshare Properties
As of December 31, 2022, we had over 150 properties open and operating, including properties not yet fully developed but in which VOIs were being sold. Most of our properties and units are located in vacation destinations such as Florida, Europe, Hawaii, California, Arizona, Nevada, and Virginia. These units and properties include those developed by us or by third-party developers with whom we have entered into fee-for-service arrangements. As of December 31, 2022, we owned approximately 62% of all unsold intervals including 100% of all unsold points-based intervals. We also own, manage, and lease fitness, spa and sports facilities, and/or manage the HOAs of undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.
Sales and Marketing Locations
As of December 31, 2022, we had sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. Our products are for sale throughout the United States, Japan, Canada, Mexico, and Europe. We have approximately 50 sales distribution centers in various domestic and international locations. Our distribution centers and sales galleries are operated through leased and owned properties.
Additionally, we have 7 call centers that are leased. Our call centers are located in Orlando, Las Vegas, Costa Mesa and the United Kingdom.
Corporate Headquarters
Our main corporate headquarters are located at 6355 MetroWest Boulevard, Suite 180, Orlando, Florida 32835. The lease for this property expires in 2026 with two additional five-year renewal periods. We also have additional corporate headquarters that are located at 5323 and 5337 Millenia Lakes Boulevard, Orlando, Florida, 32839. The lease for these properties expires in 2034.
We believe that our existing office properties are in good condition and are sufficient and suitable for the conduct of our business.
ITEM 3.    Legal Proceedings
Information with respect to this item may be found in Note 23: Commitments and Contingencies, below.
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
Performance Graph
The following graph compares cumulative total stockholder return of our common stock with the Russell 2500 (“R2500”) Index and the Dow Jones US Travel & Leisure Total Return Index GICS Level 2 (“DJUSGCT”)* over a five-year period ended on December 31, 2022. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2017, and that all dividends and other distributions were reinvested. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.
* We have determined that the appropriate index to use going forward is DJUSCGT, which includes reinvestments of dividends. Previously, we had used DJUSTLE, a tracker index of DJUSCGT, which was not a published industry index and also did not include reinvestment of dividends.
Holders of Record
The number of stockholders of record of our common stock as of February 24, 2023 was 330.
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

Issuer Purchases of Equity Securities
On May 4, 2022, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period through any combination of open market repurchases, accelerated share repurchases or privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The shares are retired upon repurchase. The stock repurchase program may be suspended or discontinued at any time and will automatically expire at the end of the two-year term.
During the three-month period ended December 31, 2022, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
October 1 – October 31, 2022	1,048,218	$35.88	1,048,218	$290,289,095
November 1 – November 30, 2022	873,204	43.04	873,204	252,710,441
December 1 – December 31, 2022	584,269	42.34	584,269	227,969,722
Total	2,505,691	$39.88	2,505,691
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
Overview
Our Business
We are a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brand. During 2021, we acquired Diamond Resorts and are in the process of rebranding Diamond properties and sales centers to the Hilton Grand Vacations brand and Hilton standards. Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs”, “VOI”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and timeshare plans; and managing both our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Legacy-HGV Club”) and the Diamond points-based multi-resort timeshare plans and exchange programs (the “Legacy-Diamond Clubs”).
The acquired portfolio of resort properties are included in Diamond's single- and multi-use trusts (collectively, the "Diamond Collections" or "Collections"), or are stand-alone Diamond branded resorts in which we own inventory. In addition, there are affiliated resorts and hotels, which we do not manage, and which do not carry the Diamond brand but are a part of Diamond's network and, through THE Club® and other Club offerings (collectively the “Diamond Clubs”), are available for its members to use as vacation destinations.
As of December 31, 2022, we had over 150 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Japan. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia and feature spacious, condominium-style accommodations with superior amenities and quality service. As of December 31, 2022, we had approximately 519,000 members across our club offerings. Legacy-HGV Club members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations Club resort or any property in the Hilton system of 19 industry-leading brands across approximately 7,000 properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program. Legacy-Diamond Club members are able to utilize their points across the Diamond resorts, affiliated properties and alternative experiential options. During 2022, we began offering a new club membership called HGV Max across our certain of our sales centers. For any customer who purchases a VOI, this membership provides the ability to use points across all properties within our network. The membership provides new destinations for both Legacy-HGV and Legacy-Diamond club owners and broader vacation opportunities for new buyers. The Legacy-HGV Club, Legacy-Diamond Clubs and HGV Max are collectively referred to as “Clubs”.
We operate our business across two segments: (1) real estate sales and financing; and (2) resort operations and club management.
Real Estate Sales and Financing
Our primary Legacy-HGV product is the marketing and selling of fee-simple VOIs deeded in perpetuity and right to use real estate interests, developed either by us or by third parties. This ownership interest is an interest in real estate generally equivalent to one week on an annual or biennial basis, at the timeshare resort in which the VOI is located. Traditionally, timeshare operators have funded 100% of the investment necessary to acquire land and construct timeshare properties. We source VOIs through developed properties and fee-for-service and just-in-time agreements with third-party developers and have focused our inventory strategy on developing an optimal inventory mix. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory with the sale to purchasers. Sales of owned, including just-in-time, inventory generally result in greater Adjusted EBITDA contributions, while fee-for-service sales require less initial investment and allow us to accelerate our sales growth. Both sales of owned inventory and fee-for-service sales generate long-term, predictable fee streams, by adding to the Club membership base and properties under management, that generate strong returns on invested capital.
Our primary Legacy Diamond VOI product, which we acquired in the Diamond Acquisition, is the marketing and selling of beneficial interests in one of our Collections, which are represented by an annual or biennial allotment of points that can be utilized for vacations at any of the resorts in that Collection. In general, purchasers of VOI in a collection do not acquire a direct ownership interest in the resort properties in the Collection. Rather, for each Collection, one or more trustees hold legal title either to the deeded fee simple real estate interests, the functional equivalent, or, in some cases, leasehold real estate interests for the benefit of the respective Collection’s association members in accordance with the applicable agreements. We source some of our VOIs through just-in-time agreements with third-party developers and develop our own properties.
For the year ended December 31, 2022, sales from fee-for-service and just-in-time inventory were 29% and 15% of contract sales, respectively. See “Key Business and Financial Metrics and Terms Used by Management—Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $11 billion at current pricing. Capital-efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 39% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe, and Japan. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have approximately 50 sales distribution centers in various domestic and international locations. A phased rebranding of sales centers that were acquired as part of the Diamond Acquisition began in late 2021. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers, and have an affinity with our brands. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management—Real Estate Sales Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the year ended December 31, 2022, 71% of our contract sales were to our existing owners.
We provide financing for members purchasing our developed and acquired inventory and generate interest income. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate ranging from 2.5% to 25% per annum. Financing propensity was 62% and 74% for the year ended December 31, 2022 and 2021, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted-average FICO score	735	734	734
Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Clubs. Historical default rates, which represent annual defaults as a percentage of each year’s beginning gross timeshare financing receivables balance, were as follows:

	Year Ended December 31,
	2022	2021	2020
Historical default rates(1)	7.92%	8.93%	6.34%
(1)A loan is considered to be in default if it is equal to or greater than 121 days past due as of the prior month end.
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
In addition, we earn fees from servicing our securitized timeshare financing receivables and the loans provided by third-party developers of our fee-for-service projects to purchasers of their VOIs.
Resort Operations and Club Management
We enter into management agreements with the HOAs of the timeshare resorts developed by us or a third party. Each of the HOAs is governed by a board of directors comprised of owner and developer representatives that are charged with ensuring the resorts are well-maintained and financially stable. Our services include day-to-day operations of the resorts, maintenance of the resorts, preparation of books and financial records including, reports, budgets and projections, arranging for annual audits and maintenance fee billing and collections and personal employment training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee equal to 10% to 15% of the costs to operate the applicable resort. As a result, the fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses and our management fees are unaffected by changes in rental rate or occupancy. We are also reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The original term of our management agreements typically ranges from three to five years and the agreements are subject to periodic renewal for one- to three-year periods. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term. Since our inception, none of the management agreements relating to our owned or fee-for-service properties have been terminated or lapsed, including management agreements obtained as part of the Diamond Acquisition.
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
•Sales of VOIs, net represents revenue recognized from the sale of owned VOIs, net of amounts considered uncollectible and sales incentives.
•Sales, marketing, brand and other fees represents sales commissions, brand fees and other fees earned on the sales of VOIs through fee-for-service agreements with third-party developers. All sales commissions and brand fees are based on the total sales price of the VOIs. Also included in Sales, marketing, brand and other fees are revenues from marketing and incentive programs, including redemption of prepaid vacation packages and Club bonus points for stays at HGV properties, which are included in Rental and ancillary services.
•Financing represents revenue from the financing of sales of our owned intervals, which includes interest income and fees from servicing loans. We also earn fees from servicing the loans provided by third-party developers to purchasers of their VOIs.
•Resort and club management represents revenues from Club activation fees, annual dues and transaction fees from member exchanges. Resort and club management also includes recurring management fees under our agreements with HOAs for day-to-day-management services, including housekeeping services, maintenance, and certain accounting and administrative services for HOAs, generally based on a percentage of costs to operate the resorts.
•Rental and ancillary services represents revenues from transient rentals of unoccupied vacation ownership units and revenues recognized from the utilization of Club points and vacation packages when points and packages are redeemed for rental stays at one of our resorts. We also earn fees from the rental of inventory owned by third parties. Ancillary revenues include food and beverage, retail, spa offerings and other guest services provided to resort guests.

•Cost reimbursements include costs that HOAs and developers reimburse to us. These costs primarily consist of payroll and payroll-related costs for management of the HOAs and other services we provide where we are the employer and insurance. The corresponding expenses are presented as Cost reimbursements expense in our consolidated statements of operations resulting in no effect on net income.
Factors Affecting Revenues
•Relationships with developers. In recent years, we have entered into fee-for-service and just-in-time agreements to sell VOIs on behalf of or acquired from third-party developers. The success and sustainability of our capital-efficient business model depends on our ability to maintain good relationships with third-party developers. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth. We believe that we have strong relationships with our third-party developers, and we are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of developers and are not significantly concentrated with any particular third party.
•Construction activities. In recent years, we have entered into agreements with third parties to acquire both completed VOIs and property. At the same time, we have increased our own development activities to construct new properties that we will own and from which we are selling, and will continue to sell, units and VOIs. These activities, and in particular the development of real property into inventory, are subject to construction risks including, construction delays, zoning and other local, state or governmental approvals and failure by third-party contractors to perform. The realization of these factors could result in the inability to source inventory and ultimately lead to sales declines.
•Registration activities. The registration of VOIs for sale requires time and cost, and in many jurisdictions the exact date of registration approval cannot be predicted accurately. The inability to register our products in a timely, cost-effective fashion could result in the inability to sell our products and ultimately lead to sales declines.
•Relationship with Hilton. Following the spin-off, Hilton retained ownership of the Hilton-branded trademarks, tradenames and certain related intellectual property used in the operation of our business. We entered into a license agreement with Hilton, which was subsequently amended and restated in connection with the Diamond Acquisition, granting us the right to use the Hilton-branded trademarks, trade names and related intellectual property in our business for the term of the agreement. The termination of the license agreement or exercise of other remedies would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position. For example, if we are not able to rely on the strength of the Hilton brands to attract prospective members and guest tours in the marketplace, our revenue would decline and our marketing and sales expenses would increase.
•Consumer demand and global economic conditions. Consumer demand for our products and services may be affected by the performance of the general economy, including the ability to generate high quality tours, and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can subject and have subjected our revenues to significant volatility.
•Marketing. We rely on call transfers from Hilton, execution of a successful digital marketing strategy, vacation traffic at key locations, and other critical marketing elements to increase tour flow, VPG, and VOI sales, thereby increasing our revenue. Any significant changes to one or more factors that adversely affect our marketing activities, such as changes in consumer behavior and preference for vacations, decreases in call transfers from Hilton due to increasing consumer reliance on digital tools, and declining quality and/or volume of tour flow may adversely and materially impact our revenue.
•Interest rates. We generate interest income from consumer loans we originate and declines in interest rates may cause us to lower our interest rates on our originated loans, which would adversely affect our income generated on future loans. Conversely, if interest rates increase significantly, it would increase the cost of purchasing VOIs for any purchaser who is financing their acquisition and may deter potential purchasers from buying a VOI, which could result in sales declines.
•Competition. We compete with other hotel and resort timeshare operators for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems and flexibility for VOI owners to exchange into time at other timeshare properties or other travel rewards. In addition, we compete based on brand name recognition and reputation. Our primary branded competitors in the timeshare space include Marriott Vacations Worldwide, Travel + Leisure Co., Disney Vacation Club, Holiday Inn Club Vacations, Westgate Resorts, and Bluegreen Vacations.
Principal Components of Expenses
•Cost of VOI sales represents the costs attributable to the sales of owned VOIs recognized, as well as charges incurred related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.
•Sales and marketing represents costs incurred to sell and market VOIs, including costs incurred relating to marketing and incentive programs, costs for tours, rental expense and wages and sales commissions.
•Financing represents consumer financing interest expense related to our debt securitized by gross timeshare financing receivables (“Securitized Debt”) and Timeshare Facility, amortization of the related deferred loan costs and other expenses incurred in providing consumer financing and servicing loans.
•Resort and club management represents costs incurred to manage resorts and the Clubs, including payroll and related costs and other administrative costs.
•Rental and ancillary services include payroll and related costs, costs incurred from participating in the Hilton Honors loyalty program, retail, food and beverage costs and maintenance fees on unsold inventory.
•General and administrative consists primarily of compensation expense for our corporate staff and personnel supporting our business segments, professional fees (including consulting, audit and legal fees), administrative and related expenses. General and administrative also includes costs for services provided to us by Hilton.
•Depreciation and amortization are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings and leasehold improvements and furniture and equipment at our sales centers, corporate offices, and assets purchased for future conversion to inventory, as well as amortization of our trade names, management agreement contracts, club member relationship intangibles and capitalized software.
•License fee expense represents the royalty fee paid to Hilton under a license agreement for the exclusive right to use the Hilton Grand Vacations mark, which is generally based on a percentage of gross sales volume, of certain revenue streams.
•Acquisition and integration-related expense represents direct expenses for the Diamond Acquisition including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants and employee-related costs such as severance and transition.
•Cost reimbursements include costs that HOAs and developers reimburse to us. These costs primarily consist of payroll and payroll-related costs for management of the HOAs and other services we provide where we are the employer and insurance. The corresponding revenues are presented as Cost reimbursements revenue in our consolidated statements of operations resulting in no effect on net income.
Factors Affecting Expenses
•Costs of VOI sales. In periods where there is increased demand for VOIs, we may incur increased costs to acquire inventory in the short-term, which can have an adverse effect on our cash flows, margins and profits. In addition, the registration of inventory for sale requires time and cost, and in many jurisdictions the exact date of registration approval cannot be predicted accurately. As we encourage owners to upgrade into other products, we incur expenses when owners upgrade from an interval in a project we developed into fee-for-service projects, on which we earn fees. In periods where more upgrades are occurring and we are not generating increased sales volume on unsold supply, we could see an adverse effect on our cash flows, margins and profits.
Furthermore, construction delays, zoning and other local, state or federal governmental approvals, particularly in new geographic areas with which we are unfamiliar, cost overruns, lender financial defaults, or natural or man-made disasters, as well as failure by third-party contractors to perform for any reason, could lead to an adverse effect on our cash flows, margins and profits.
•Sales and marketing expense. A significant portion of our costs relates to selling and marketing of our VOIs. In periods of decreased demand for VOIs, we may be unable to reduce our sales and marketing expenses quickly enough to prevent a deterioration of our profits and margins on our real estate operations.
•Rental and ancillary services expense. These expenses include personnel costs, rent, property taxes, insurance and utilities. We pay a portion of these costs through maintenance fees of unsold intervals and by subsidizing the costs of HOAs not covered by maintenance fees collected. If we are unable to decrease these costs significantly or rapidly when demand for our unit rentals decreases, the resulting decline in our revenues could have an adverse effect on our net cash flow, margins and profits.
•General and administrative. Increases in general and administrative expenses associated with operating as a publicly traded company in a competitive and dynamic timeshare industry, regulatory filings and professional fees may affect our net cash flows, margins and profits.
•Interest rates. Increases in interest rates would increase the consumer financing interest expense we pay on the Timeshare Facility and could adversely affect our financing operations in future securitization or other debt transactions, affecting net cash flow, margins and profits.
Key Business and Financial Metrics and Terms Used by Management
Real Estate Sales Operating Metrics
We measure our performance using the following key operating metrics:
•Contract sales represents the total amount of VOI products (fee-for-service, just-in-time, developed, and points-based) under purchase agreements signed during the period where we have received a down payment of at least 10% of the contract price. Contract sales differ from revenues from the Sales of VOIs, net that we report in our consolidated statements of operations due to the requirements for revenue recognition, as well as adjustments for incentives. While we do not record the purchase price of sales of VOI products developed by fee-for-service partners as revenue in our consolidated financial statements, rather recording the commission earned as revenue in accordance with U.S. GAAP, we believe contract sales to be an important operational metric, reflective of the overall volume and pace of sales in our business and believe it provides meaningful comparability of our results to the results of our competitors which may source their VOI products differently.
We believe that the presentation of contract sales on a combined basis (fee-for-service, just-in-time, developed and points-based) is most appropriate for the purpose of the operating metric, additional information regarding the split of contract sales, is included in “—Real Estate” below. See Note 2: Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 in this Annual Report on form 10-K, for additional information on Sales of VOIs, net.
•Sales revenue represents Sale of VOIs, net and commissions and brand fees earned from the sale of fee-for-service intervals.
•Real estate profit represents sales revenue less the cost of VOI sales and sales and marketing costs, net of marketing revenue. Real estate margin percentage is calculated by dividing real estate margin by sales revenue. We consider this to be an important operating measure because it measures the efficiency of our sales and marketing spending and management of inventory costs.
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

Results of Operations
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2022 compared with the year ended December 31, 2021. Discussions of our financial condition and results of operations for the year ended December 31, 2021 compared to December 31, 2020 that have been omitted under this item can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 1, 2022.
Segment Results
The following tables present our revenues by segment for the year ended December 31, 2022 compared to the years ended December 31, 2021, and 2020. We do not include equity in earnings from unconsolidated affiliates in our measures of segment revenues.

	Year Ended December 31,			2022 vs 2021(1)		2021 vs 2020(1)
($ in millions)	2022	2021	2020	$	%	$	%
Revenues:
Real estate sales and financing	$2,378	$1,451	$494	$927	63.9	$957	NM
Resort operations and club management	1,197	700	276	497	71.0	424	NM
Total segment revenues	3,575	2,151	770	1,424	66.2	1,381	NM
Cost reimbursements	297	202	137	95	47.0	65	47.4
Intersegment eliminations(2)	(37)	(18)	(13)	(19)	NM	(5)	38.5
Total revenues	$3,835	$2,335	$894	$1,500	64.2	$1,441	NM
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)Refer to Note 22: Business Segments in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for details on the intersegment eliminations.
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

	Year Ended December 31,			2022 vs 2021(1)		2021 vs 2020(1)
($ in millions)	2022	2021	2020	$	%	$	%
Net income (loss)	$352	$176	$(201)	$176	100.0	$377	NM
Interest expense	142	105	43	37	35.2	62	NM
Income tax expense (benefit)	129	93	(79)	36	38.7	172	NM
Depreciation and amortization	244	126	45	118	93.7	81	NM
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	2	1	2	1	100.0	(1)	(50.0)
EBITDA	869	501	(190)	368	73.5	691	NM
Other loss (gain), net	1	26	(3)	(25)	(96.2)	29	NM
Share-based compensation expense	46	48	15	(2)	(4.2)	33	NM
Impairment expense	17	2	209	15	NM	(207)	(99.0)
Acquisition and integration-related expense	67	106	—	(39)	(36.8)	106	100.0
Other adjustment items(2)	65	33	26	32	97.0	7	26.9
Adjusted EBITDA	$1,065	$716	$57	$349	48.7	$659	NM
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)For the years ended December 31, 2022, 2021 and 2020, this amount includes costs associated with restructuring, one-time charges and other non-cash items. Subsequent to the acquisition of Diamond in 2021, this also includes amortization of fair value premiums and discounts resulting from purchase accounting.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA.

	Year Ended December 31,			2022 vs 2021		2021 vs 2020(1)
($ in millions)	2022	2021	2020	$	%	$	%
Adjusted EBITDA:
Real estate sales and financing(2)	$865	$537	$33	$328	61.1	$504	NM
Resort operations and club management(2)	463	353	136	110	31.2	217	NM
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	15	11	7	4	36.4	4	57.1
License fee expense	(124)	(80)	(51)	(44)	55.0	(29)	56.9
General and administrative(3)	(154)	(105)	(68)	(49)	46.7	(37)	54.4
Adjusted EBITDA	$1,065	$716	$57	$349	48.7	$659	NM
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(3)Adjusts for segment related share-based compensation, depreciation and other adjustment items.
Real Estate Sales and Financing
Real estate sales and financing segment revenues increased by $927 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to a $784 million increase in sales revenue, a $59 million increase in marketing revenue associated with higher vacation package sales and a $84 million increase in financing revenue primarily related to an increase in interest income. Diamond contributed $533 million to the total increase in real estate sales and financing segment revenues primarily driven by $441 million of sales of VOIs, net. Excluding the impact of Diamond, sales revenue primarily increased in these periods due to an increase in travel demand and a corresponding increase in tour flow and sales transactions; partially offset by a net decrease in the recognition of deferred sales of VOIs related to projects previously under construction.
Real estate sales and financing Adjusted EBITDA increased by $328 million compared to the same period in 2021, primarily due to the revenue increases discussed above.
Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.
In accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), revenue and the related costs to fulfill and acquire the contract (“direct costs”) from sales of VOIs under construction are deferred until the point in time when construction activities are deemed to be completed. The real estate sales and financing segment is impacted by construction related deferral and recognition activity. In periods where Sales of VOIs and related direct costs of projects under construction are deferred, margin percentages will generally contract as the indirect marketing and selling costs associated with these sales are recognized as incurred in the current period. In periods where previously deferred Sales of VOIs and related direct costs are recognized upon construction completion, margin percentages will generally expand as the indirect marketing and selling costs associated with these sales were recognized in prior periods.

The following table represents deferrals and recognitions of Sales of VOIs revenue and direct costs for properties under construction:

	Year Ended December 31,			2022 vs 2021	2021 vs 2020
($ in millions)	2022	2021	2020	$	$
Sales of VOIs (deferrals)	$(67)	$(112)	$(85)	$45	$(27)
Sales of VOIs recognitions	98	245	—	(147)	245
Net Sales of VOIs recognitions (deferrals)	31	133	(85)	(102)	218
Cost of VOI sales (deferrals)	(22)	(36)	(23)	14	(13)
Cost of VOI sales recognitions	33	74	—	(41)	74
Net Cost of VOI sales recognitions (deferrals)	11	38	(23)	(27)	61
Sales and marketing expense (deferrals)	(10)	(17)	(13)	7	(4)
Sales and marketing expense recognitions	14	36	—	(22)	36
Net Sales and marketing expense recognitions (deferrals)	4	19	(13)	(15)	32
Net construction recognitions (deferrals)	$16	$76	$(49)	$(60)	$125
Resort Operations and Club Management
Resort operations and club management segment revenues increased $497 million for the year ended December 31, 2022, compared to the same period in 2021. Diamond contributed $356 million to the total increase in resort operations and club management segment revenues driven by $189 million of rental and ancillary revenue and $167 million of resort operations and club management revenues. Excluding the impact of Diamond, the increase in resort operations and club management revenues was driven by greater resort management revenue from the launch of new properties as well as an increase in Club members.
Resort operations and club management segment Adjusted EBITDA increased $110 million for the year ended December 31, 2022 compared to the same period in 2021, primarily due to the increase in resort and club management and rental revenues described above, partially offset by an increase in resort and club management expenses due to personnel-related costs incurred to service increased arrivals and transaction activity along with the launch of new club features and programs.
Refer to “—Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.
Real Estate Sales and Financing Segment
Real Estate

	Year Ended December 31,			2022 vs 2021		2021 vs 2020(1)
($ in millions, except Tour flow and VPG)	2022	2021	2020	$	%	$	%
Contract sales	$2,381	$1,352	$528	$1,029	76.1	$824	NM
Adjustments:
Fee-for-service sales(2)	(693)	(424)	(275)	(269)	63.4	(149)	54.2
Provision for financing receivables losses	(142)	(121)	(75)	(21)	17.4	(46)	61.3
Reportability and other:
Net recognition (deferral) of sales of VOIs under construction(3)	31	133	(85)	(102)	(76.7)	218	NM
Fee-for-service sale upgrades, net	18	14	16	4	28.6	(2)	(12.5)
Other(4)	(104)	(71)	(1)	(33)	46.5	(70)	NM
Sales of VOIs, net	$1,491	$883	$108	$608	68.9	$775	NM
Tour flow	517,117	298,044	127,085	219,073		170,959
VPG	$4,432	$4,332	$3,889	$100		$443
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

Contract sales increased $1,029 million for the year ended December 31, 2022, compared to the same period in 2021. Excluding the impact of the Diamond Acquisition, the increase was primarily due to the continued recovery from the impact of COVID travel restrictions in 2021. Tour flow increased with the corresponding increases in travel demand related to relaxed COVID travel restrictions and new inventory available for sale at resorts that were opened during 2021. Diamond contributed $511 million to the total increase in contract sales and $441 million to the total increase in sales of VOIs, net.

	Year Ended December 31,			2022 vs 2021		2021 vs 2020(1)
($ in millions)	2022	2021	2020	$	%	$	%
Sales, marketing, brand and other fees	$620	$385	$221	$235	61.0	$164	74.2
Less:
Marketing revenue and other fees	208	149	57	59	39.6	92	NM
Commissions and brand fees	412	236	164	176	74.6	72	43.9
Sales of VOIs, net	1,491	883	108	608	68.9	775	NM
Sales revenue	1,903	1,119	272	784	70.1	847	NM

Cost of VOI sales	274	213	28	61	28.6	185	NM
Sales and marketing expense, net(2)	886	479	313	407	85.0	166	53.0
Real Estate expense	1,160	692	341	468	67.6	351	NM
Real Estate profit	$743	$427	$(69)	$316	74.0	$496	NM
Real Estate profit margin	39.0%	38.2%	(25.4)%
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.
Real estate profit increased by $316 million for the year ended December 31, 2022, compared to the same period in 2021, driven by an increase of $784 million in Sales revenue and offset by an increase in Real estate expense of $468 million. Diamond contributed $205 million to the increase in Real estate profit, driven by an increase of $457 million in Sales revenue and offset by an increase in Real estate expense of $252 million for the year ended December 31, 2022 compared to the same prior period in 2021.
These increases were driven by greater travel demand; partially offset by a net decrease in the recognition of deferred sales of VOIs related to projects previously under construction. The increase in sales revenue was also attributed to higher sales of owned VOIs at new properties and greater commissions earned on sales of fee-for-service properties for the year ended December 31, 2022 compared to the same period in 2021. Real estate expense increased in line with the increase in sales revenue. Marketing revenue and other fees increased as a result of increased sales of vacation packages.
Financing

	Year Ended December 31,			2022 vs 2021		2021 vs 2020
($ in millions)	2022	2021	2020	$	%	$	%
Interest income	$235	$157	$141	$78	49.7	$16	11.3
Other financing revenue	32	26	24	6	23.1	2	8.3
Financing revenue	267	183	165	84	45.9	18	10.9
Consumer financing interest expense	47	30	31	17	56.7	(1)	(3.2)
Other financing expense	56	35	22	21	60.0	13	59.1
Financing expense	103	65	53	38	58.5	12	22.6
Financing profit	$164	$118	$112	$46	39.0	$6	5.4
Financing profit margin	61.4%	64.5%	67.9%
Financing profit increased by $46 million for the year ended December 31, 2022, compared to the same period in 2021, driven by an increase of $84 million in financing revenue, partially offset by an increase in financing expense of $38 million. Diamond contributed $29 million to the increase in financing profit for the year ended December 31, 2022 compared to the same prior period in 2021 driven by an increase of $49 million in Financing revenue, partially offset by an increase of $20 million in financing expenses.
Financing revenue increased primarily due to an increase in the weighted average interest rate and an increase in the timeshare financing receivables portfolio. The increase in Financing expense is primarily due to the increased costs associated with loan servicing in addition to an increase in consumer financing interest expense resulting from an increase in the weighted-average interest rate.
Resort Operations and Club Management Segment
Resort and Club Management

	Year Ended December 31,			2022 vs 2021(1)		2021 vs 2020(1)
($ in millions)	2022	2021	2020	$	%	$	%
Club management revenue	$227	$168	$96	$59	35.1	$72	75.0
Resort management revenue	307	172	70	135	78.5	102	NM
Resort and club management revenues	534	340	166	194	57.1	174	NM
Club management expense	42	28	24	14	50.0	4	16.7
Resort management expense	119	52	12	67	NM	40	NM
Resort and club management expenses	161	80	36	81	NM	44	NM
Resort and club management profit	$373	$260	$130	$113	43.5	$130	100.0
Resort and club management profit margin	69.9%	76.5%	78.3%
(1)Fluctuation in terms of percentage change is not meaningful.
Resort and club management profit increased by $113 million for the year ended December 31, 2022, compared to the same period in 2021, driven by an increase of $194 million in resort and club management revenue and partially offset by an increase of $81 million in resort and club management expenses. Diamond contributed $98 million to the increase in Resort and club management profit for the year ended December 31, 2022 compared to the same prior period in 2021, driven by an increase of $167 million in resort and club management revenue and partially offset by an increase of $69 million in resort and club management expenses.
The increases in resort operations and club management revenues were driven by greater resort management revenue from the launch of new properties as well as an increase in Club members and number of transactions. The increase in resort and club management expenses is primarily due to personnel related costs incurred to service the increased transactions and the launch of new club features and programs.
Rental and Ancillary Services

	Year Ended December 31,			2022 vs 2021(1)		2021 vs 2020(1)
($ in millions)	2022	2021	2020	$	%	$	%
Rental revenues	$586	$315	$90	$271	86.0	$225	NM
Ancillary services revenues	40	27	7	13	48.1	20	NM
Rental and ancillary services revenues	626	342	97	284	83.0	245	NM
Rental expenses	544	242	98	302	NM	144	NM
Ancillary services expense	35	25	9	10	40.0	16	NM
Rental and ancillary services expenses	579	267	107	312	NM	160	NM
Rental and ancillary services profit (loss)	$47	$75	$(10)	$(28)	(37.3)	$85	NM
Rental and ancillary services profit margin	7.5%	21.9%	(10.3)%
(1)Fluctuation in terms of percentage change is not meaningful.
Rental and ancillary services profit decreased by $28 million for the year ended December 31, 2022, compared to the same period in 2021, driven by an increase of $312 million in rental and ancillary expenses partially offset by an increase of $284 million in rental and ancillary services revenue. Diamond contributed $51 million to the rental and ancillary services profit decrease for the year ended December 31, 2022 compared to the same prior period in 2021, driven by an increase of $240 million in expenses partially offset by an increase of $189 million in rental and ancillary services revenue.
Rental and ancillary services revenue increased due to an increase in average nightly rates charged in addition to an increase in rooms available for rent corresponding with the launch of new properties. Rental and ancillary services expense increased consistent with the aforementioned launch of new properties.

Other Operating Expenses

	Year Ended December 31,			2022 vs 2021(1)		2021 vs 2020(1)
($ in millions)	2022	2021	2020	$	%	$	%
General and administrative	$212	$151	$92	$61	40.4	$59	64.1
Depreciation and amortization	244	126	45	118	93.7	81	NM
License fee expense	124	80	51	44	55.0	29	56.9
Impairment expense	17	2	209	15	NM	(207)	(99.0)
(1)Fluctuation in terms of percentage change is not meaningful.
The change in other operating expenses for the year ended December 31, 2022 compared to the same period in 2021, was driven by increased costs subsequent to the Diamond Acquisition. General and administrative expenses increased by $61 million, primarily related to increased salaries, legal and professional fees. Depreciation and amortization increased by $118 million, primarily as a result of a full year of amortization of acquired intangible assets as part of the Diamond Acquisition. License fee expense increased by $44 million, primarily due to improved results related to increased travel demand. Impairment expense increased by $15 million, primarily due to certain assets that were not deemed recoverable.
Acquisition and Integration-Related Expense

	Year Ended December 31,			2022 vs 2021		2021 vs 2020(1)
($ in millions)	2022	2021	2020	$	%	$	%
Acquisition and integration-related expense	$67	$106	$—	$(39)	(36.8)	$106	NM
(1)Fluctuation in terms of percentage change is not meaningful.
For the year ended December 31, 2022, compared to the same period in 2021, acquisition and integration-related costs decreased by $39 million due to decreased legal and professional fees incurred.
Non-Operating Expenses

	Year Ended December 31,			2022 vs 2021		2021 vs 2020(1)
($ in millions)	2022	2021	2020	$	%	$	%
Interest expense	$142	$105	$43	$37	35.2	$62	NM
Equity in earnings from unconsolidated affiliates	(13)	(10)	(5)	(3)	30.0	(5)	100.0
Other loss (gain), net	1	26	(3)	(25)	(96.2)	29	NM
Income tax expense (benefit)	129	93	(79)	36	38.7	172	NM
(1)Fluctuation in terms of percentage change is not meaningful.
The change in non-operating expenses for the year ended December 31, 2022 compared to the same period in 2021, was primarily due to a $37 million increase in interest expense and partially offset by a decrease in other loss, net of $25 million driven by debt extinguished in connection to the Diamond Acquisition and other borrowings to support 2021 operations. Income tax expense also increased for the year ended December 31, 2022 compared to the same period in 2021 consistent with increased pre-tax income.
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

We finance our short- and long-term liquidity needs primarily through cash and cash equivalents, cash generated from our operations, draws on our revolver credit facility, our non-recourse revolving timeshare credit facility (“Timeshare Facility”), and through periodic securitizations of our timeshare financing receivables.
•In April 2022, we completed a securitization of $246 million of gross timeshare financing receivables. The proceeds were primarily used to pay down the remaining borrowings on one of our conduit facilities and for general corporate operating expenses. See Note 7: Timeshare Financing Receivables and Note 15: Debt and Non-Recourse Debt for further information.
•In May 2022, we amended and restated our Timeshare Facility agreement under new terms, which includes increasing the borrowing capacity from $450 million to $750 million allowing us to borrow up to the maximum amount until May 2024 and requiring all amounts borrowed to be repaid in 2025. The Timeshare Facility is secured by certain timeshare financing receivables in our loan portfolio. See Note 15: Debt and Non-Recourse Debt for further information.
•In August 2022, we completed a securitization of $269 million of gross timeshare financing receivables. The proceeds were primarily used to pay down the Timeshare Facility and general corporate operating expenses. See Note 7: Timeshare Financing Receivables and Note 15: Debt and Non-recourse Debt for further information.
•As of December 31, 2022, we had total cash and cash equivalents of $555 million, including $332 million of restricted cash.
•As of December 31, 2022, we have $959 million remaining borrowing capacity under the revolver credit facility.
•As of December 31, 2022, we have $652 million remaining borrowing capacity under our Timeshare Facility. Of this amount, we have $279 million of mortgage notes that are available to be securitized, and another $338 million of mortgage notes that we expect will become eligible as soon as they meet typical milestones including receipt of first payment, deeding, or recording.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $327 million as of December 31, 2022, which primarily consist of escrow and subsidy related bonds.
We believe that these actions, together with drawing on available borrowings under our revolver and preserving our capacity under our Timeshare Facility as described above, will provide adequate capital to meet our short- and long-term liquidity requirements for operating expenses and other expenditures, including payroll and related benefits, legal costs, additional costs related to complying with various regulatory requirements and to finance our long-term growth plan and capital expenditures for the foreseeable future.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2022, our inventory-related purchase commitments totaled $195 million over 2 years.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,			2022 vs 2021	2021 vs 2020
($ in millions)	2022	2021	2020	$	$
Net cash provided by (used in):
Operating activities	$747	$168	$79	$579	$89
Investing activities	(97)	(1,631)	(33)	1,534	(1,598)
Financing activities	(782)	1,636	328	(2,418)	1,308
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
The change in net cash flows provided by operating activities for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to an increase in net income and non-cash operating expense depreciation and amortization expense, partially offset by decreases in net working capital from operations.
The following table exhibits our VOI inventory spending for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
($ in millions)	2022	2021	2020
VOI spending - owned properties(1)	$161	$200	$106
VOI spending - fee-for-service upgrades(2)	13	10	13
Purchases and development of real estate for future conversion to inventory	8	33	36
Total VOI inventory spending	$182	$243	$155
(1) For the years ended December 31, 2022, 2021, and 2020, our VOI inventory spending on owned properties relates to properties that are classified as Inventory on our consolidated balance sheets.
(2) Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects of $9 million, $7 million and $9 million recorded in Costs of VOI sales for the years ended December 31, 2022, 2021 and 2020, respectively.
Investing Activities
The following table summarizes our net cash used in investing activities:

	Year Ended December 31,			2022 vs 2021	2021 vs 2020
($ in millions)	2022	2021	2020	$	$
Acquisition of Diamond, net of cash and restricted cash acquired	$—	$(1,592)	$—	$1,592	$(1,592)
Capital expenditures for property and equipment (excluding inventory)	(58)	(18)	(8)	(40)	(10)
Software capitalization costs	(39)	(21)	(23)	(18)	2
Investments in unconsolidated affiliates	—	—	(2)	—	2
Net cash used in investing activities	$(97)	$(1,631)	$(33)	$1,534	$(1,598)
Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.
The change in net cash used in investing activities for the year ended December 31, 2022 compared to the same period in 2021 was primarily due cash paid for the Diamond Acquisition during 2021.

Financing Activities
The following table summarizes our net cash (used in) provided by financing activities:

	Year Ended December 31,			2022 vs 2021	2021 vs 2020
($ in millions)	2022	2021	2020	$	$
Issuance of debt	$40	$2,950	$495	$(2,910)	$2,455
Issuance of non-recourse debt	769	264	495	505	(231)
Repayment of debt	(313)	(1,154)	(165)	841	(989)
Repayment of non-recourse debt	(990)	(359)	(475)	(631)	116
Debt issuance costs	(13)	(70)	(9)	57	(61)
Repurchase and retirement of common stock	(272)	—	(10)	(272)	10
Payment of withholding taxes on vesting of restricted stock units	(8)	(6)	(4)	(2)	(2)
Proceeds from employee stock plan purchases	5	1	2	4	(1)
Proceeds from stock option exercises	2	13	1	(11)	12
Other	(2)	(3)	(2)	1	(1)
Net cash (used in) provided by financing activities	$(782)	$1,636	$328	$(2,418)	$1,308
The change in net cash flows used in financing activities for the year ended December 31, 2022 compared to the same period in 2021 was primarily driven by repayments of debt and non-recourse debt in 2022 and our share repurchase program launched in 2022, partially offset by issuances of corporate debt in connection with the Diamond Acquisition during 2021.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases and obligations associated with our debt, non-recourse debt and the related interest. As of December 31, 2022, we were committed to $4,961 million in contractual obligations over 9 years, $601 million of which will be fulfilled in 2023. This amount includes $826 million of interest on our debt and non-recourse debt, of which $144 million will be incurred in 2023. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 15: Debt and Non-recourse Debt, Note 17: Leases and Note 23: Commitments and Contingencies, in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $327 million as of December 31, 2022, which primarily consist of escrow and subsidy related bonds.
Guarantor Financial Information
Certain subsidiaries, which are listed on Exhibit 22 of this Annual Report on Form 10-K, have guaranteed our obligations related to our senior unsecured 2029 Notes and 2031 Notes (together, "the Notes"). The 2029 Notes were issued in June 2021 with an aggregate principal balance of $850 million, an interest rate of 5.000% and maturity in June 2029. The 2031 Notes were issued in June 2021 with an aggregate principal balance of $500 million, an interest rate of 4.875%, and maturity in July 2031.
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
The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:

($ in millions)	December 31,
Assets	2022
Cash and cash equivalents	$113
Restricted cash	222
Accounts receivable, net - due from non-guarantor subsidiaries	27
Accounts receivable, net - due from related parties	23
Accounts receivable, net - other	352
Timeshare financing receivables, net	546
Inventory	990
Property and equipment, net	768
Operating lease right-of-use assets, net	74
Investments in unconsolidated affiliates	72
Goodwill	1,416
Intangible assets, net	1,277
Other assets	329
Total assets	$6,209

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$27
Accounts payable, accrued expenses and other - other	837
Advanced deposits	148
Debt, net	2,651
Operating lease liabilities	92
Deferred revenues	130
Deferred income tax liabilities	591
Total liabilities	$4,476

Year Ended December 31,
($ in millions)	2022
Total revenues - transactions with non-guarantor subsidiaries	$12
Total revenues - other	3,326
Operating income	403
Net income	181
Subsequent Events
Management has evaluated all subsequent events through March 1, 2023, the date the audited 2022 10-K was available to be issued. The results of management’s analysis indicated no significant subsequent events have occurred that required consideration or adjustments to our disclosures in the audited financial statements.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures in the consolidated financial statements and accompanying footnotes. We believe that of our significant accounting policies, which are described in Note 2: Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made are based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. For arrangements that contain multiple goods or services, we determine whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement. When allocating the transaction price in the arrangement, we may not have observable standalone sales for all the performance obligations in these contracts; therefore, we exercise significant judgement when determining the standalone selling price of certain performance obligations. In order to estimate the standalone selling prices for products other than Collections contracts, we primarily rely on the expected cost-plus margin and adjusted market assessment approaches. We estimate stand-alone selling price for Collections contracts based on historical information, including expected breakage in contracts with multiple performance obligations, and allocate the remainder of the transaction price to the sale of points-based VOIs due to the variability in observable historical prices for traditional VOI sales. We then recognize the revenue allocated to each performance obligation as the related performance obligation is satisfied. See Note 2: Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.
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
We classify long-lived assets to be sold as held for sale in the period if (i) we have approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We initially measure a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. We assess the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale. The methodology utilized to determine fair value at the time of classification as held for sale is dependent on the type of long-lived asset reclassified. All methodologies utilized to determine fair value involve judgment.
Business Combinations
We account for our business combinations in accordance with the acquisition method of accounting. We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. For each acquisition, we recognize goodwill as the amount in which consideration transferred for the acquired entity exceeds the fair values of net assets. The fair value of net assets is the fair value assigned to the assets acquired reduced by the fair value assigned to liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income, cost and sales and market approaches, which also include certain valuation techniques such as discount rates, and the amount and timing of future cash flows. We utilize independent valuation specialists under our supervision for certain of our assignments of fair value. We record the net assets and results of operations of an acquired entity in our consolidated financial statements from the acquisition date through period-end. We expense acquisition-related expenses as incurred and include such expenses within Acquisition and integration-related expense on our consolidated statements of operations. See Note 2: Summary of Significant Accounting Policies and Note 3: Diamond Acquisition for further information.
Goodwill
We do not amortize goodwill. We evaluate goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that it is more-likely-than-not that we may not be able to recover the carrying amount (book value) of the net assets of the related reporting unit. When evaluating goodwill for impairment, we may perform the optional qualitative assessment by considering factors including macroeconomic conditions, industry and market conditions, overall financial performance and other relevant entity-specific events. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We only recognize an impairment on goodwill if the estimated fair value of a reporting unit is less than its carrying value, in an amount not to exceed the carrying value of the reporting unit's goodwill.
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
Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 0.5% increase to our projected default rates used in the allowance calculation would increase our allowance for financing receivables losses by approximately $15 million.
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
Interest Rate Risk
We are exposed to interest rate risk on our variable-rate debt, comprised of the term loans, Revolver and our Timeshare Facility, of which the Timeshare Facility is without recourse to us. The interest rates are based on one-month LIBOR, with the exception of the Timeshare Facility which is based on one-month Secured Overnight Financing Rate ("SOFR"), and we are most vulnerable to changes in these rates. We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt.
We intend to securitize timeshare financing receivables in the asset-backed financing market periodically. We expect to secure fixed-rate funding to match our fixed-rate timeshare financing receivables. However, if we have variable-

rate debt in the future, we will monitor the interest rate risk and evaluate opportunities to mitigate such risk through the use of derivative instruments.
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
The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of December 31, 2022, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2023	2024	2025	2026	2027	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	13.948%	$124	$130	$132	$134	$131	$399	$1,050	$946
Fixed-rate unsecuritized timeshare financing receivables	15.210%	111	112	125	138	150	782	1,418	964
Liabilities:(3)
Fixed-rate debt	4.428%	266	214	159	130	93	1,526	2,388	2,126
Variable-rate debt	6.981%	16	15	112	53	13	1,219	1,428	1,417
(1)Weighted-average interest rate as of December 31, 2022.
(2)Amount excludes unamortized deferred financing costs.
(3)Includes debt and non-recourse debt.
Foreign Currency Exchange Rate Risk
Though the majority of our operations are conducted in United States dollar (“U.S. dollar”), we are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from our timeshare financing receivables denominated in Japanese yen and Canadian dollars, the value of which could change materially in reference to our reporting currency, the U.S. dollar. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that an adverse change in exchange rates of 10% would be considered immaterial as of December 31, 2022.

ITEM 8.    Financial Statements and Supplementary Data
HILTON GRAND VACATIONS INC.

Management's Report on Internal Control Over Financial Reporting
Management of Hilton Grand Vacations Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that a material weakness exists in our internal control over financial reporting as of December 31, 2022 due to a material weakness in internal control over financial reporting at Dakota Holdings, Inc. (“Diamond”), which the Company acquired on August 2, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.
Prior to 2022, Diamond, which was acquired on August 2, 2021, was not included in our assessment of the effectiveness of our internal control over financial reporting as the Securities and Exchange Commission (“SEC”) rules provide companies one year to assess controls at an acquired entity. Accordingly, within this period, we performed our first comprehensive assessment of the design and effectiveness of internal controls at Diamond, which was not a reporting company pursuant to the Exchange Act, at the time of the acquisition and therefore not subject to the same requirements with respect to internal controls as the Company. As a result of this assessment, we determined that Diamond’s internal control over financial reporting was ineffective as of December 31, 2022. Specifically, Diamond did not adequately identify, design and implement the process-level controls for its significant processes that are necessary for compliance with the requirements for reporting companies, and Diamond did not have appropriate information technology controls for its information technology systems or such controls did not operate for a sufficient period of time prior to the assessment date. These deficiencies neither pertained to, nor impacted, any of the processes, controls or procedures related to the historical business of the Company outside of Diamond. Additionally, there were no identified material misstatements to our current year financial statements, no restatements of prior period financial statements and no changes in previously released financial results required as the result of these control deficiencies.
Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report expressing an adverse opinion on the Company’s internal control over financial reporting as of December 31, 2022. The report is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Hilton Grand Vacations Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hilton Grand Vacations Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an adverse opinion thereon.
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

Cost of Vacation Ownership Intervals Sales
Description of the Matter
For the year ended December 31, 2022, the Company’s cost of vacation ownership intervals (“VOI”) sales was $274 million, which includes amounts recognized by the Legacy-HGV and Legacy-Diamond operations. As discussed in Note 2 to the consolidated financial statements, the Company accounts for cost of VOI sales using the relative sales value method. Changes in estimates within the relative sales value calculations are accounted for as cost of sales true-ups and are included in cost of VOI sales in the consolidated statements of operations to retrospectively adjust the margin previously recognized subject to those estimates.
Auditing management’s application of the relative sales value method for Legacy-HGV and Legacy-Diamond sales was complex and highly judgmental due to the significant estimation uncertainty in determining the significant assumptions required to apply the method, including future VOI sales prices, timing and volume of VOI sales, and provisions for financing receivables losses on financed sales of VOIs.

Cost of Vacation Ownership Intervals Sales (Continued)
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
To test the Legacy-HGV and Legacy-Diamond cost of VOI sales, we performed audit procedures that included, among others, assessing the methodologies used by management, evaluating the significant assumptions discussed above and testing the underlying data used by the Company within its analyses. We compared the significant assumptions used by management to historical trends and/or the Company’s future plans, as appropriate. We assessed the historical accuracy of management’s estimates based on previous assumptions and performed analytical procedures to evaluate the significant assumptions. We performed analytical procedures to evaluate individual timeshare project or individual collection cost of VOI sales rates. Given the uniqueness of the cost of VOI sales analysis to the real estate timeshare industry, we involved real estate subject matter resources on our team.

Allowance for Financing Receivables
Description of the Matter
At December 31, 2022, the Company’s allowance for financing receivables generated by the financing of VOI sales was $742 million, which included amounts related to the Legacy-HGV and Legacy-Diamond operations. As discussed in Note 2 to the consolidated financial statements, the Company records an estimate of variable consideration due to uncollectibles as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. The Company uses a technique referred to as static pool analysis as the basis for determining the default rates that are used to estimate variable consideration and allowance for financing receivables. The estimates of the variable consideration are based on default rates that are an output of the Legacy-HGV and Legacy-Diamond static pools and consider current and future economic and market conditions.
Auditing the Legacy-HGV and Legacy-Diamond allowance for financing receivables was challenging and required additional audit effort due to the complex nature of the static pool analysis and the high volume of data which is utilized in applying the static pool analysis. The estimate also required judgment in evaluating management’s conclusions regarding which historical default rates most appropriately reflect the current and future market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Legacy-HGV allowance for financing receivables process, including controls over management’s review of the static pool analysis and data utilized in the static pool analysis.
To test the estimated Legacy-HGV and Legacy-Diamond allowance for financing receivables, we performed audit procedures that included, among others, assessing the methodology discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We evaluated management’s assessment that historical data reflects current and future market conditions in estimating the allowance. We also compared data used in the Legacy-HGV and Legacy-Diamond static pool analyses to historical data from prior periods. We analytically compared current year default rates to prior year default rates. In addition, we recalculated the Legacy-HGV and Legacy-Diamond allowance for financing receivables for certain pools of loans. Given the uniqueness of the static pool analysis to the real estate timeshare industry, we involved real estate subject matter resources on our team.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Orlando, Florida
March 1, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Hilton Grand Vacations Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Hilton Grand Vacation Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Hilton Grand Vacations Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company, which acquired Diamond on August 2, 2021, did not adequately identify, design and implement appropriate process-level controls for Legacy-Diamond’s significant processes and appropriate information technology controls for Legacy-Diamond’s information technology systems or such controls did not operate for a sufficient period of time prior to the assessment date.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 1, 2023, which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Orlando, Florida
March 1, 2023

HILTON GRAND VACATIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$223	$432
Restricted cash	332	263
Accounts receivable, net of allowance for doubtful accounts of $52 and $39	511	302
Timeshare financing receivables, net	1,767	1,747
Inventory	1,159	1,240
Property and equipment, net	798	756
Operating lease right-of-use assets, net	76	70
Investments in unconsolidated affiliates	72	59
Goodwill	1,416	1,377
Intangible assets, net	1,277	1,441
Land and infrastructure held for sale	—	41
Other assets	373	280
TOTAL ASSETS (variable interest entities - $948 and $1,100)	$8,004	$8,008
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$1,007	$673
Advanced deposits	150	112
Debt, net	2,651	2,913
Non-recourse debt, net	1,102	1,328
Operating lease liabilities	94	87
Deferred revenues	190	237
Deferred income tax liabilities	659	670
Total liabilities (variable interest entities - $1,005 and $1,199)	5,853	6,020
Commitments and contingencies - see Note 23
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 113,628,706 shares issued and outstanding as of December 31, 2022 and 119,904,001 shares issued and outstanding as of December 31, 2021	1	1
Additional paid-in capital	1,582	1,630
Accumulated retained earnings	529	357
Accumulated other comprehensive income	39	—
Total equity	2,151	1,988
TOTAL LIABILITIES AND EQUITY	$8,004	$8,008
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues
Sales of VOIs, net	$1,491	$883	$108
Sales, marketing, brand and other fees	620	385	221
Financing	267	183	165
Resort and club management	534	340	166
Rental and ancillary services	626	342	97
Cost reimbursements	297	202	137
Total revenues	3,835	2,335	894
Expenses
Cost of VOI sales	274	213	28
Sales and marketing	1,146	653	381
Financing	103	65	53
Resort and club management	161	80	36
Rental and ancillary services	579	267	107
General and administrative	212	151	92
Acquisition and integration-related expense	67	106	—
Depreciation and amortization	244	126	45
License fee expense	124	80	51
Impairment expense	17	2	209
Cost reimbursements	297	202	137
Total operating expenses	3,224	1,945	1,139
Interest expense	(142)	(105)	(43)
Equity in earnings from unconsolidated affiliates	13	10	5
Other (loss) gain, net	(1)	(26)	3
Income (loss) before income taxes	481	269	(280)
Income tax (expense) benefit	(129)	(93)	79
Net income (loss)	$352	$176	$(201)
Earnings (loss) per share:
Basic	$2.98	$1.77	$(2.36)
Diluted	$2.93	$1.75	$(2.36)
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$352	$176	$(201)
Foreign currency translation adjustments	(7)	(2)	—
Derivative instrument adjustments, net of tax	46	2	—
Other comprehensive income, net of tax	39	—	—
Comprehensive income (loss)	$391	$176	$(201)
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income (loss)	$352	$176	$(201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	244	126	45
Amortization of deferred financing costs, acquisition premiums and other	52	39	18
Provision for financing receivables losses	142	121	75
Impairment expense	17	2	209
Other loss (gain), net	3	14	(1)
Share-based compensation	46	48	15
Deferred income tax (benefit) expense	(38)	58	(123)
Equity in earnings from unconsolidated affiliates	(13)	(10)	(5)
Return on investment in unconsolidated affiliates	—	2	—
Net changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(177)	(124)	56
Timeshare financing receivables, net	(224)	(92)	107
Inventory	100	15	(91)
Purchases and development of real estate for future conversion to inventory	(8)	(33)	(36)
Other assets	(34)	48	(11)
Accounts payable, accrued expenses and other	294	(48)	(56)
Advanced deposits	37	(8)	2
Deferred revenues	(46)	(166)	76
Net cash provided by operating activities	747	168	79
Investing Activities
Acquisition of Diamond, net of cash and restricted cash acquired	—	(1,592)	—
Capital expenditures for property and equipment (excluding inventory)	(58)	(18)	(8)
Software capitalization costs	(39)	(21)	(23)
Investments in unconsolidated affiliates	—	—	(2)
Net cash used in investing activities	(97)	(1,631)	(33)
Financing Activities
Issuance of debt	40	2,950	495
Issuance of non-recourse debt	769	264	495
Repayment of debt	(313)	(1,154)	(165)
Repayment of non-recourse debt	(990)	(359)	(475)
Debt issuance costs	(13)	(70)	(9)
Repurchase and retirement of common stock	(272)	—	(10)
Payment of withholding taxes on vesting of restricted stock units	(8)	(6)	(4)
Proceeds from employee stock plan purchases	5	1	2
Proceeds from stock option exercises	2	13	1
Other	(2)	(3)	(2)
Net cash (used in) provided by financing activities	(782)	1,636	328
Effect of changes in exchange rates on cash, cash equivalents & restricted cash	(8)	(4)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(140)	169	374
Cash, cash equivalents and restricted cash, beginning of period	695	526	152
Cash, cash equivalents and restricted cash, end of period	555	695	526
Less: Restricted cash	332	263	98
Cash and cash equivalents	$223	$432	$428
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount
Balance as of December 31, 2020	84	$1	$192	$181	$—	$374
Net income	—	—	—	176	—	176
Activity related to share-based compensation	2	—	56	—	—	56
Shares issued for Diamond acquisition	34	—	1,381	—	—	1,381
Employee stock plan issuance	—	—	1	—	—	1
Foreign currency translation adjustments	—	—	—	—	(2)	(2)
Derivative instrument adjustments	—	—	—	—	2	2
Balance as of December 31, 2021	120	$1	$1,630	$357	$—	$1,988
Net income	—	—	—	352	—	352
Activity related to share-based compensation	—	—	40	—	—	40
Employee stock plan issuance	—	—	4	—	—	4
Foreign currency translation adjustments	—	—	—	—	(7)	(7)
Derivative instrument adjustments	—	—	—	—	46	46
Repurchase and retirement of common stock	(7)	—	(92)	(180)	—	(272)
Balance as of December 31, 2022	113	$1	$1,582	$529	$39	$2,151
See notes to consolidated financial statements.

.HILTON GRAND VACATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Organization and Basis of Presentation
Our Business
We are a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brand. During 2021, we acquired Dakota Holdings, Inc., (the “Diamond Acquisition”) the parent of Diamond Resorts International (“Diamond”) and are in the process of rebranding Diamond properties and sales centers to the Hilton Grand Vacations brand and Hilton standards. Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for ourselves and third parties; financing and servicing loans provided to consumers for their VOI purchases; operating resorts and timeshare plans; and managing both our points-based Hilton Grand Vacations Club and Hilton Club exchange program (collectively the “Legacy-HGV Club”) and our Diamond points-based multi-resort timeshare plans and exchange programs (the “Legacy-Diamond Clubs”).
During 2022, we began offering a new club membership called HGV Max across certain of our sales centers. For any customer who purchases a VOI, this membership provides the ability to use points across all properties within our network. The membership provides new destinations for both Legacy-HGV and Legacy-Diamond club owners and broader vacation opportunities for new buyers. The Legacy-HGV Club, Legacy-Diamond Clubs and HGV Max are collectively referred to as “Clubs”.
As of December 31, 2022, we had over 150 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Japan. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia.
Diamond Acquisition
On August 2, 2021, we completed the Diamond Acquisition by exchanging 100% of the outstanding equity interests of Diamond for shares of HGV common stock. Pre-existing HGV shareholders owned approximately 72% of the combined company immediately after giving effect to the Diamond Acquisition, with certain funds controlled by Apollo Global Management Inc. (“Apollo”) and other minority shareholders, which previously owned 100% of Diamond, holding the remaining approximately 28% at the time the Diamond Acquisition was completed.
The acquired portfolio of resort properties are included in Diamond's single- and multi-use trusts (collectively, the “Diamond Collections” or “Collections”), or are stand-alone Diamond branded resorts in which we own inventory. In addition, there are affiliated resorts and hotels, which we do not manage, and which do not carry the Diamond brand but are a part of Diamond's network and, through THE Club® and other Club offerings (collectively the “Diamond Clubs”), are available for its members to use as vacation destinations.
This Annual Report on Form 10-K includes Diamond’s results of operations beginning on August 2, 2021. We refer to Diamond's business and operations that we acquired as “Legacy-Diamond”, and our business and operations that existed both prior to and following the Diamond Acquisition as “Legacy-HGV”. See Note 3: Diamond Acquisition for further information.
Basis of Presentation
The consolidated financial statements presented herein include 100% of our assets, liabilities, revenues, expenses and cash flows as well as all entities in which we have a controlling financial interest. Our accompanying consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation. All material intercompany transactions and balances have been eliminated in consolidation.
The consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).
The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other interests. If the entity is considered to be a variable interest entity (“VIE”), we determine whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50% of the voting shares of a company or otherwise have a controlling financial interest.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates.
Note 2: Summary of Significant Accounting Policies
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). Revenue is recognized upon the transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. To achieve the core principle of the guidance, we take the following steps: (i) identify the contract with the customer; (ii) determine whether the promised goods or services are separate performance obligations in the contract; (iii) determine the transaction price, including considering the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract based on the standalone selling price or estimated standalone selling price of the good or service; and (v) recognize revenue when (or as) we satisfy each performance obligation.
Contracts with Multiple Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. For arrangements that contain multiple goods or services, we determine whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement. When allocating the transaction price in the arrangement, we may not have observable standalone sales for all of the performance obligations in these contracts; therefore, we exercise significant judgement when determining the standalone selling price of certain performance obligations. In order to estimate the standalone selling prices for products, we primarily rely on the expected cost-plus margin and adjusted market assessment approaches. We then recognize the revenue allocated to each performance obligation as the related performance obligation is satisfied as discussed below.
•Sales of VOIs, net — Customers who purchase all vacation ownership products, whether paid in cash or financed, enter into multiple contracts, which we combine and account for as a single contract. Revenue from VOI sales is recognized at the point in time when control of the VOI is transferred to the customer which is when the customer has executed a binding sales contract, collectability is reasonably assured, the purchaser’s period to cancel for a refund has expired and the customer has the right to use the VOI. Revenue from sales of VOIs under construction is deferred until the point in time when construction activities are deemed to be completed, occupancy of the development is permissible, and the above criteria has been met. For financed sales, we estimate the variable consideration to be received under such contracts and recognize revenue net of amounts deemed uncollectible as the VOI is returned to inventory upon customer default. The variable consideration is estimated based on the expected value method, based on historical default rates, to the extent that it is probable that a significant reversal is not expected to occur. Variable consideration which has not been included within the transaction price is presented as a reserve on the financing receivable. See Note 7: Timeshare Financing Receivables for further information regarding our estimate of variable consideration.
Vacation ownership product sales include revenue from the sale of VOIs, which in the case of the Diamond Collections, are represented by an annual or biennial allotment of points that can be utilized for vacations at Diamond resorts in our network for varying lengths of stay. Typical contracts include the sale of VOIs, certain sales incentives primarily in the form of additional points for use over a specified period of time (“Bonus Points”), and generally membership in the Clubs, each of which represent a separate and distinct performance obligation for which consideration is allocated based on the estimated stand-alone selling price of the sales incentives and membership dues. We recognize revenue related to our VOIs when control of the points passes to the customer, which generally occurs after the expiration of the applicable statutory rescission period and after collectability is reasonably assured and the customer has the right to use the VOI.
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
•Sales, marketing, brand and other fees — We enter into contracts with third-party developers to sell VOIs on their behalf through fee-for-service agreements for which we earn sales commissions and other fees. These commissions are variable as they are based on the sales and marketing results, which are subject to the constraint on variable consideration and resolved on a monthly basis over the contract term. We estimate such commissions to the extent that it is probable that a significant reversal of such revenue will not occur and recognize the commissions as the developer receives and consumes the benefits of the services. Any changes in these estimates would affect revenue and earnings in the period such variances are realized.
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
•Resort and club management — As part of our VOI sales, a majority of our customers enter into a Club arrangement which allows the member to exchange points for a number of vacation options. We manage the Clubs, receiving annual dues, transaction fees from member exchanges, and, when applicable, activation fees. The member's first year of annual dues and, when applicable, the activation fee, are payable at the time of the VOI sale.
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
•Rental and ancillary services — Our rental and ancillary services consist primarily of rental revenues on unoccupied vacation ownership units, inventory made available due to ownership exchanges through our club program and ancillary revenues. Rental revenue is recognized when occupancy has occurred. Advance deposits on the rental unit and the corresponding revenue is deferred and recognized upon the customer’s vacation stay. Ancillary revenues consist of food and beverage, retail, spa offerings and other items. We recognize ancillary revenue when goods have been provided and/or services have been rendered.
We account for rental operations of unsold VOIs, including accommodations provided through the use of our vacation sampler programs, as incidental operations. In all periods presented, incremental carrying costs exceeded incremental revenues, and all revenues and expenses are recognized in the period earned or incurred.
•Cost reimbursements — As part of our management agreements with HOAs and fee-for-service developers, we receive cost reimbursements for performing the day-to-day management services, including direct and indirect costs that HOAs and developers reimburse to us. These costs primarily consist of insurance, payroll and payroll related costs for management of the HOAs and other services we provide where we are the employer and provide insurance. Cost reimbursements are based upon actual expenses with no added margin, and are billed to the HOA on a monthly basis. We recognize cost reimbursements when we incur the related reimbursable costs as the HOA receives and consumes the benefits of the management services.
We capitalize all incremental costs incurred to obtain a contract when such costs would not have been incurred if the contract had not been obtained. We elect to expense costs incurred to obtain a contract when the deferral period would be one year or less. These contract costs are recognized at the point in time that the revenue related to the incentive is recognized. Commissions for VOI sales for resorts under construction are expensed when the associated VOI revenue is recognized which is upon completion of the resort. These commissions are classified as Sales and marketing expense in our consolidated statements of operations.
As of December 31, 2022, the ending asset balance for costs to obtain a contract was $8 million relating to deferred commission costs for certain vacation package sales and VOI sales of resorts under construction. For the year ended December 31, 2022, we recognized $9 million of expense related to costs deferred as of December 31, 2021.
Other than the United States, there were no countries that individually represented more than 10% of total revenues for the years ended December 31, 2022, 2021 and 2020.
For the years ended December 31, 2022, 2021 and 2020, we did not earn more than 10% of our total revenue from one customer.
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
See Note 4: Revenue from Contracts with Customers for further information.
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
Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks primarily associated with fluctuations in interest rates and do not use derivatives for trading or speculative purposes. We record the derivative instrument at fair value either as an asset or liability. We assess the effectiveness of our hedging instruments quarterly and record changes in fair value in Accumulated other comprehensive income for the effective portion of the hedge and record the ineffectiveness of a hedge immediately in earnings in our consolidated statement of operations. We release the derivative’s gain or loss from accumulated other comprehensive income to match the timing of the underlying hedged items’ effect on earnings.
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
We apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees; interest; principal; and late charges. Once a loan is 91 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 91 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 121 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process is complete and we receive the deed for the foreclosed unit. See Note 7: Timeshare Financing Receivables for further information.
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
Property and Equipment
Property and equipment includes land, buildings and leasehold improvement and furniture and equipment at our corporate offices, sales centers and management offices. Additionally, certain property and equipment is held for future conversion into inventory. Construction in progress primarily relates to development activities. Costs that are capitalized related to development activities are classified as property and equipment until they are registered for sale. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. Other than the United States, there were no countries that individually represented over 10% of total property and equipment, net as of December 31, 2022 and 2021.
Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally as follows: buildings and improvements (eight to forty years); furniture and equipment (three to fifteen years, including our corporate jet); and computer equipment and acquired software (three years). Leasehold improvements are depreciated over the shorter of the estimated useful life, based on the estimates above, or the lease term.
We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset’s carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset, we calculate the asset’s fair value. The impairment loss recognized is equal to the amount that the net book value is in excess of fair value. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset using discount and capitalization rates deemed reasonable for the type of asset, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers. Refer to Note 9: Property and Equipment for further information.

If sufficient information exists to reasonably estimate the fair value of a conditional asset retirement obligation, including environmental remediation liabilities, we recognize the fair value of the obligation when the obligation is incurred.
Assets Held for Sale
We classify long-lived assets to be sold as held for sale in the period (i) we have approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We initially measure a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, we stop recording depreciation expense on the asset. We assess the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale. The methodology utilized to determine fair value at the time of classification as held for sale is dependent on the type of long-lived asset. All methodologies utilized to determine fair value involve judgment.
For the year ended December 31, 2020, we recorded a non-cash impairment charge of $209 million related to the identified assets held for sale. The non-cash impairment charge was comprised of a $201 million charge related to Land and infrastructure held for sale and an $8 million charge related to Property and equipment, respectively. The estimated fair value of land and infrastructure held for sale was $45 million as of December 31, 2021, excluding costs to sell. We did not have any non-cash impairment charges related to assets held for sale for the year ended December 31, 2021. During the year ended December 31, 2022, we concluded that the parcels of land and infrastructure which were previously classified as held for sale, no longer met the held for sale criteria. Thus, these assets were reclassified to property and equipment as a non-cash transfer. The assets were measured at fair value as of the transfer date as assets held for sale prior to reclassification, principally utilizing market approaches for the land parcels and the cost approach for infrastructure. For the year ended December 31, 2022, we recorded a reversal of impairment expense of $7 million corresponding with this reclassification. As of December 31, 2022, we did not have assets held for sale. Refer to Note 9: Property and Equipment and Note 16: Fair value measurements for further information.
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
We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. Our operating leases may require minimum rent payments, contingent rent payments based on a percentage of revenue or income, or rental payments adjusted periodically for inflation or rent payments equal to the greater of a minimum rent or contingent rent. Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and lease expense is recognized on a straight-line basis over the lease term.
We monitor events or changes in circumstances that change the timing or amount of future lease payments which results in the remeasurement of a lease liability, with a corresponding adjustment to the ROU asset. ROU assets for operating and financing leases are periodically reviewed for impairment losses under ASC 360-10, Property, Plant, and Equipment, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. Refer to Note 17: Leases for further information.
Goodwill
Goodwill acquired in business combinations is assigned to the reporting units expected to benefit from the combination as of the acquisition date. We do not amortize goodwill. We evaluate goodwill for potential impairment at least annually, on October 1, or more frequently if an event or other circumstance indicates that it is more-likely-than-not that we may not be able to recover the carrying amount (book value) of the net assets of the related reporting unit. The review is based on either a qualitative assessment or a two-step impairment test. When evaluating goodwill for impairment, we may perform the optional qualitative assessment by considering factors including macroeconomic conditions, industry and market conditions, overall financial performance of our reporting units, and other relevant entity-specific events. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We only recognize an impairment on goodwill if the estimated fair value of a reporting unit is less than its carrying value, in an amount not to exceed the carrying value of the reporting unit's goodwill. No goodwill impairment charges were recognized during the years ended December 31, 2022 and 2021. Refer to Note 3: Diamond Acquisition for further information.
Intangible Assets
Our intangible assets consist of management agreements, trade name, club member relationships and certain proprietary software technologies with finite lives. We have management agreements, trade name, club member relationships, and software intangibles that were recorded at their fair value as part of the Diamond Acquisition. We also have management agreements that were recorded at their fair value at the time of the completion of a merger on October 24, 2007, where Hilton became a wholly-owned subsidiary of an affiliate of The Blackstone Group L.P. (“Blackstone”). Additionally, we capitalize costs incurred to develop internal-use computer software, including costs incurred in connection with development of upgrades or enhancements that result in additional functionality. These capitalized costs are included in Intangible assets, net in our consolidated balance sheets. Intangible assets with finite useful lives are amortized using the straight-line method over their respective useful lives, which varies for each type of intangible, unless another amortization method is deemed to be more appropriate. In our consolidated statements of operations, the amortization of these intangible assets is included in Depreciation and amortization expense.
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
We review all finite life intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of the carrying value over the fair value in our consolidated statements of operations. As of December 31, 2022 and 2021, we do not have any indefinite lived intangible assets. Refer to Note 12: Intangible Assets for further information.
Deferred Financing Costs
Deferred financing costs, including legal fees and upfront lenders fees, related to the Company’s debt and non-recourse debt are deferred and amortized over the life of the respective debt using the effective interest method. The capitalized costs related to the Timeshare Facility and the Revolver are included in Other assets while the remaining capitalized costs related to all other debt instruments are included in Debt, net in our consolidated balance sheets. The amortization of deferred financing costs is included in Interest expense in our consolidated statements of operations. Refer to Note 15: Debt & Non-recourse debt for additional information.
Costs Incurred to Sell VOIs and Vacation Packages
We expense indirect sales and marketing costs we incur to sell VOIs and vacation packages when incurred. Deferred selling expenses, which are direct selling costs related to a contract for which revenue has not yet been recognized, were $18 million and $25 million as of December 31, 2022 and 2021, respectively, and were included in Other assets on our consolidated balance sheets.
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
•Level 1—Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets;
•Level 2—Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument; and
•Level 3—Valuation is based upon unobservable inputs that are significant to the fair value measurement.
The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Refer to Note 15: Debt and non-recourse debt and Note 16: Fair Value Measurements for further information.
Currency Translation and Remeasurement
The United States dollar (“USD”) is our reporting currency and is the functional currency of the majority of our operations. For operations whose functional currency is not the USD, assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date, and the related gains and losses are reflected within Accumulated other comprehensive income in our consolidated balance sheets. Related income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to transactions denominated in a currency other than an entity’s functional currency or transactions related to intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized as gains or losses on foreign currency transactions. These gains or losses are included in Other (loss) gain, net in our consolidated statements of operations.
Share-Based Compensation
Certain of our employees participate in our 2017 Omnibus Incentive Plan (the “Stock Plan”) which compensates eligible employees and directors with restricted stock units (“RSUs”), time and performance-vesting restricted stock units (“Performance RSUs” or “PSUs”) and nonqualified stock options (“Options”). We record compensation expense based on the share-based awards granted to our employees.
The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Compensation expense is recognized ratably over the requisite period and the corresponding change is recognized in Additional paid-in capital in our consolidated balance sheets. The requisite service period is the period during which an employee is required to provide service in exchange for an award. We recognize forfeitures of awards as they occur.
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
We use a prescribed recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. For all income tax positions, we first determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If it is determined that a position meets the more-likely-than-not recognition threshold, the benefit recognized in the financial statements is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. When there is a year-to-date loss, potential common shares should not be included in the computation of diluted EPS; hence, diluted EPS would equal basic EPS in a period of loss.
Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary deferrals by participating employees. We recognized compensation expense for our participating employees totaling $19 million, $5 million and $5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Recently Issued Accounting Pronouncements
Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. Further, in December 2022, the FASB issued ASU No. 2022-06 (“ASU 2022-06”), Reference Rate Reform (“Topic 848”). The update deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The guidance was effective as of March 12, 2020 and will apply through December 31, 2024. During the year ended December 31, 2022, we adopted this standard and it did not have a material impact on our consolidated financial statements or results.
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
Note 3: Diamond Acquisition
On August 2, 2021, (the “Acquisition Date”), we completed the Diamond Acquisition by exchanging 100% of the outstanding equity interests of Diamond to HGV common shares. Following the closing of the Diamond Acquisition, pre-existing HGV shareholders owned approximately 72% of the combined company after giving effect to the Diamond Acquisition, with Apollo and other minority shareholders holding the remaining approximately 28% at the time the Diamond Acquisition was completed.
On the Acquisition Date, shareholders of Diamond received 0.32 shares of our common stock for each share of Diamond common stock, totaling approximately 28% of our total common shares outstanding. Additionally, in connection with the Diamond Acquisition, HGV repaid certain existing indebtedness of Diamond. Costs related to the acquisition for the year ended December 31, 2022 and 2021 were $67 million and $106 million, respectively, which were expensed as incurred, and reflected as Acquisition and integration-related expense in our consolidated statements of operations.

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
(1)Represents the average of the opening and closing price of HGV stock on August 2, 2021.
Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the Diamond Acquisition as a business combination, which required us to record the assets acquired and liabilities assumed at fair value as of the Acquisition Date. The following table presents the fair values of the assets that we acquired and the liabilities that we assumed, as finalized.

($ in millions)	August 2, 2021 (as finalized)
Assets acquired
Cash and cash equivalents	$310
Restricted cash	127
Accounts receivable, net of allowance for doubtful accounts	90
Timeshare financing receivables, net	825
Inventory	488
Property and equipment, net	273
Operating lease right-of-use assets, net	33
Intangible assets, net	1,429
Other assets	261
Total assets acquired	$3,836
Liabilities assumed
Accounts payable, accrued expenses and other	$520
Non-recourse debt, net	660
Operating lease liabilities	33
Advanced deposits	4
Deferred revenues	140
Deferred income tax liabilities	485
Total liabilities assumed	$1,842
Net assets acquired	$1,994
Total consideration transferred	$3,410
Goodwill(1)	$1,416
(1)Goodwill is calculated as total consideration transferred less net assets acquired and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined Company post-acquisition. The majority of goodwill is not expected to be deductible for tax purposes.
Our estimates and assumptions were subject to adjustments during the measurement period, not to exceed one year from the Acquisition Date. During the year ended December 31, 2022, we recognized a net adjustment to goodwill of which $39 million, net of impacts of tax adjustments. The adjustments resulted from changes to our estimates of the fair value of the acquired assets and assumed liabilities based on finalizing the valuations of acquired property and equipment, accounts receivable, operating lease right-of-use asset and related lease liabilities, capitalized software and insurance receivables given the ultimate determination of proceeds related to preacquisition business interruption insurance claims as well as deferred income tax liabilities.

The net income effects associated with the measurement period adjustments recorded during the years ended December 31, 2022 and 2021 are considered immaterial.
Timeshare Financing Receivables
We acquired timeshare financing receivables which consist of loans to customers who purchased vacation ownership products and chose to finance their purchases. These timeshare financing receivables are collateralized by the underlying VOIs and generally have 10-year amortizing repayment terms. We estimated the fair value of the timeshare financing receivables using a discounted cash flow model, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivables. For purposes of our fair value allocation, we have considered all acquired receivables to be purchase credit deteriorated assets. See Note 7: Timeshare Financing Receivables for further information.
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
Property and Equipment
We acquired property and equipment, which includes land, building and leasehold improvements, furniture and equipment and construction in progress. We valued the majority of acquired property and equipment using a mix of cost, market and discounted cash flow approaches, which included estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the resorts.
Intangible Assets
The following table presents our fair values of the acquired identified intangible assets and their related remaining useful lives.

	Estimated Fair Value ($ in millions)	Estimated Useful Life (in years)
Trade name	$18	1.5
Management contracts	1,251	35.4
Club member relationships	139	14.4
Computer software	21	1.5
Total intangible assets	$1,429
We valued the acquired trade name intangible using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We valued the acquired management contracts intangible and club member relationships intangible using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. Significant estimates and assumptions impacting the fair value of the acquired management contracts intangible that are subjective and/or require complex judgments include our estimates of operating costs and margins, and the discount rate. Certain other estimates and assumptions impacting the fair value of the acquired management contracts intangible involving less subjective and/or less complex judgments include: short-term and long-term revenue growth rates, attrition rates, capital expenditures, tax rates and other factors impacting the discounted cash flows.
Deferred Revenue
Deferred revenue primarily relates to deferred sales incentives revenues, mainly related to Bonus Points, which are deferred and recognized upon redemption; and Club membership fees, which are deferred and recognized over the terms of the applicable contract term or membership on a straight-line basis. Additionally, deferred revenue includes maintenance fees collected from owners, in certain cases, which are earned by the relevant property owners’ association over the applicable period.
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
Operating Lease Right-of-Use-Assets and Lease Liabilities
We have recorded liabilities for those operating leases assumed in connection with the Diamond Acquisition with a remaining term in excess of a year. We valued lease liabilities at the present value of the remaining contractual lease payments based on the guidance in ASC 842 and used a discount rate determined as of the Acquisition Date. The right-of-use assets for such leases were measured at an amount equal to the lease liabilities, adjusted for favorable or unfavorable terms of the lease when compared with market terms.
Goodwill
We have allocated the acquired goodwill to our segments, Real Estate Sales and Financing and Resort Operations and Club Management, as indicated in the table below.

	Real Estate Sales and Financing Segment	Resort Operations and Club Management Segment	Total Consolidated
Goodwill	$1,048	$368	$1,416
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of HGV and Diamond as if we had completed the Diamond Acquisition on January 1, 2020, the first day of our 2020 fiscal year, but using our fair values of assets acquired and liabilities assumed as of the Acquisition Date. These unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Diamond Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Year Ended December 31,
($ in millions)	2021	2020
Revenue	$3,068	$1,736
Net income (loss)	337	(561)

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

($ in millions)	Year Ended December 31,
Real Estate Sales and Financing Segment	2022	2021	2020
Sales of VOIs, net	$1,491	$883	$108
Sales, marketing, brand and other fees	620	385	221
Interest income	235	157	141
Other financing revenue	32	26	24
Real estate sales and financing segment revenues	$2,378	$1,451	$494

($ in millions)	Year Ended December 31,
Resort Operations and Club Management Segment	2022	2021	2020
Club management	$227	$168	$96
Resort management	307	172	70
Rental(1)	586	315	91
Ancillary services	40	27	7
Resort operations and club management segment revenues	$1,160	$682	$264
(1)Excludes intersegment eliminations. See Note 22: Business Segments for additional information.
Contract Balances
The following table provides information on our accounts receivable with customers which are included in Accounts Receivable, net on our consolidated balance sheets:

	Year Ended December 31,
($ in millions)	2022	2021
Receivables	$322	$202
The following table presents the composition of our contract liabilities:

	Year Ended December 31,
($ in millions)	2022	2021
Contract liabilities:
Advanced deposits	$150	$112
Deferred sales of VOIs of projects under construction	3	34
Club dues and Club activation fees	76	91
Bonus Point incentive liability and marketing package(1)	106	95
Deferred maintenance fees	14	14
Other deferred revenue	42	47
(1)As of December 31, 2022, the balance includes $51 million of bonus point incentive liabilities and $55 million for related bonus points and marketing package deferred revenue. The Bonus Point incentive liabilities are included in Accounts payable, accrued expenses and other on our consolidated balance sheets. This liability is comprised of unrecognized revenue for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.

Revenue earned for the year ended December 31, 2022 that was included in the contract liabilities balance at December 31, 2021 was approximately $173 million. Revenue earned for the year ended December 31, 2021 that was included in the contract liabilities balance at December 31, 2020 was approximately $355 million.
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
Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. As of December 31, 2022, contract assets were $9 million. There were no contract assets as of December 31, 2021.
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
Deferred VOI sales include the deferred revenues associated with: the sales associated with incomplete phases or buildings; the sales of unacquired inventory; and deferred sales associated with our long-term lease product with a reversionary interest. The following table presents the deferred revenue, cost of VOI sales and direct selling costs from sales of VOIs related to projects under construction:

	Year Ended December 31,
($ in millions)	2022	2021
Sales of VOIs, net	$3	$34
Cost of VOI sales	1	12
Sales and marketing expense	1	5
During the year ended December 31, 2022, we recognized $98 million of sales of VOIs, net, offset by deferrals of $67 million, related to sales of projects under construction, some of which were completed during the year. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of December 31, 2022 upon their completion in 2023.
The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Bonus Points as of December 31, 2022:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$150	18 months	Upon customer stays
Club activation fees	64	7 years	Straight-line basis over average inventory holding period
Bonus Points	106	18 - 30 months	Upon redemption
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

Note 5: Restricted Cash
Restricted cash was as follows:

	Year Ended December 31,
($ in millions)	2022	2021
Escrow deposits on VOI sales	$241	$152
Reserves related to non-recourse debt(1)	50	67
Other(2)	41	44
Total	$332	$263
(1)See Note 15: Debt & Non-recourse Debt for further information.
(2)Other restricted cash primarily includes cash collected on behalf of HOAs, deposits related to servicer arrangements and other deposits.
Note 6: Accounts Receivable
Accounts receivable within the scope of ASC 326 are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	December 31, 2022	December 31, 2021
Fee-for-service commissions	$91	$73
Real estate and financing	59	51
Resort and club operations	179	76
Tax receivables	84	95
Insurance claims receivable	81	—
Other receivables	17	7
Total	$511	$302
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
The changes in our allowance for fee-for-service commissions were as follows during the year ended December 31, 2022:

($ in millions)
Balance as of December 31, 2021	$18
Current period provision for expected credit losses	7
Write-offs charged against the allowance	(9)
Balance at December 31, 2022	$16
Note 7: Timeshare Financing Receivables
We define our timeshare financing receivables portfolio segments as (i) originated and (ii) acquired. Our originated portfolio includes all Legacy-HGV and Legacy-Diamond timeshare financing receivables originated after the Acquisition Date. Our acquired portfolio includes all timeshare financing receivables acquired from Legacy-Diamond as of the Acquisition Date.

The following table presents the components of each portfolio segment by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Securitized	$788	$587	$262	$523
Unsecuritized(1)	971	810	447	515
Timeshare financing receivables, gross	$1,759	$1,397	$709	$1,038
Unamortized non-credit acquisition premium(2)	—	—	41	74
Less: allowance for financing receivables losses	(404)	(280)	(338)	(482)
Timeshare financing receivables, net	$1,355	$1,117	$412	$630
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
(2)Non-credit premium of $97 million was recognized at the Acquisition Date, of which $41 million remains unamortized as of December 31, 2022.
In August 2022, we completed a securitization of $269 million of gross timeshare financing receivables and issued various notes due January 2037. In April 2022, we completed a securitization of $246 million of gross timeshare financing receivables and issued various notes due June 2034. Neither of the securitization transactions qualified as a sale and, accordingly, no gain or loss was recognized. See Note 15: Debt and Non-recourse Debt for additional information.
As of December 31, 2022 and 2021, we had timeshare financing receivables with a carrying value of $105 million and $131 million, respectively, securing the Timeshare Facility.
We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. We recorded an adjustment to our estimate of variable consideration of $140 million and $121 million during the years ended December 31, 2022 and 2021, respectively.
We recognize interest income on our timeshare financing receivables as earned. As of December 31, 2022 and 2021, we had interest receivable of $13 million and $9 million, respectively, on our originated timeshare financing receivables. As of December 31, 2022 and 2021, we had interest receivable of $4 million and $7 million, respectively, on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of December 31, 2022, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 14.3%, a weighted-average remaining term of 8.2 years and maturities through 2037. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 15.6%, a weighted-average remaining term of 7.4 years and maturities through 2032.
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
See Note 2: Summary of Significant Accounting Policies for additional information on the fair value methodology for our acquired timeshare financing receivables and related allowances for credit losses.

Our acquired timeshare financing receivables as of December 31, 2022 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2023	$30	$39	$69
2024	32	43	75
2025	34	47	81
2026	36	52	88
2027	36	56	92
Thereafter	94	210	304
Total	$262	$447	$709
Originated Timeshare Financing Receivables
Originated timeshare financing receivables represent all Legacy-HGV timeshare financing receivables and timeshare financing receivables originated by Legacy-Diamond subsequent to the Acquisition Date. Our originated timeshare financing receivables as of December 31, 2022 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2023	$94	$72	$166
2024	98	69	167
2025	98	78	176
2026	98	86	184
2027	95	94	189
Thereafter	305	572	877
Total	$788	$971	$1,759
Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2020	$211	$—
Initial allowance for PCD financing receivables acquired during the period(2)	—	512
Provision for financing receivables losses(1)	121	—
Write-offs	(79)	(11)
Upgrades(3)	27	(19)
Balance as of December 31, 2021	$280	$482
Provision for financing receivables losses(1)	140	—
Write-offs	(70)	(119)
Upgrades(3)	54	(25)
Balance as of December 31, 2022	$404	$338
(1)Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.
(2)The initial gross allowance determined for receivables with credit deterioration was $512 million as of the Acquisition Date. Of this amount, approximately $249 million relates to net uncollectible balances such as loans that were fully written-off prior to the Acquisition. Therefore, the net impact to the allowance related to acquired loans not previously written off was an increase of $263 million.
(3)Represents the initial change in allowance resulting from upgrades of Acquired loans. Upgraded Acquired loans and their related allowance are included in the Originated portfolio segment.
Credit Quality of Timeshare Financing Receivables
Legacy-HGV Timeshare Financing Receivables
We evaluate this portfolio collectively for purposes of estimating variable consideration, since we hold a large group of homogeneous timeshare financing receivables which are individually immaterial. We monitor the collectability of our receivables on an ongoing basis. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for estimating expected defaults and determining our allowance for financing receivables losses on our timeshare financing receivables. For the static pool analysis, we use certain key dimensions to stratify our portfolio, including FICO scores, equity percentage at the time of sale and certain other factors. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.
Our gross balances by average FICO score of our Legacy-HGV timeshare financing receivables were as follows:

	Legacy-HGV Timeshare Financing Receivables
($ in millions)	December 31, 2022	December 31, 2021
FICO score
700+	$763	$703
600-699	270	248
<600	37	35
No score(1)	174	166
Total	$1,244	$1,152
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following table details our gross Legacy-HGV timeshare financing receivables by the origination year and average FICO score as of December 31, 2022:

($ in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO score
700+	$340	$140	$49	$87	$61	$86	$763
600-699	112	52	17	32	23	34	270
<600	14	7	3	5	3	5	37
No score(1)	59	28	18	26	17	26	174
Total	$525	$227	$87	$150	$104	$151	$1,244
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of December 31, 2022 and 2021, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $76 million and $83 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	Legacy-HGV Timeshare Financing Receivables
	December 31, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$631	$520	$1,151
31 - 90 days past due	9	8	17
91 - 120 days past due	3	2	5
121 days and greater past due	4	67	71
Total	$647	$597	$1,244

	Legacy-HGV Timeshare Financing Receivables
	December 31, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$569	$488	$1,057
31 - 90 days past due	6	6	12
91 - 120 days past due	2	2	4
121 days and greater past due	2	77	79
Total	$579	$573	$1,152

Legacy-Diamond Timeshare Financing Receivables
We evaluate these portfolios collectively for purposes of estimating variable consideration, since we hold a large group of homogeneous timeshare financing receivables which are individually immaterial. We monitor the collectability of our receivables on an ongoing basis. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for estimating expected defaults and determining our allowance for financing receivables losses on our timeshare financing receivables. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.
Our gross balances by average FICO score of our Legacy-Diamond acquired and originated timeshare financing receivables were as follows:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	December 31, 2022	December 31, 2021
FICO score
700+	$373	$601
600-699	265	356
<600	55	70
No score(1)	16	11
Total	$709	$1,038
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	December 31, 2022	December 31, 2021
FICO score
700+	$321	$172
600-699	163	60
<600	26	11
No score(1)	5	2
Total	$515	$245
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following tables details our gross Legacy-Diamond acquired and originated timeshare financing receivables by the origination year and average FICO score as of December 31, 2022:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO score
700+	$—	$66	$80	$96	$64	$67	$373
600-699	—	44	49	68	41	63	265
<600	—	10	13	11	5	16	55
No score(1)	—	1	5	2	1	7	16
Total	$—	$121	$147	$177	$111	$153	$709
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO score
700+	$248	$73	$—	$—	$—	$—	$321
600-699	123	40	—	—	—	—	163
<600	17	9	—	—	—	—	26
No score(1)	4	1	—	—	—	—	5
Total	$392	$123	$—	$—	$—	$—	$515
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of December 31, 2022 and 2021, we had ceased accruing interest on Legacy-Diamond timeshare financing receivables with an aggregate principal balance of $377 million and $369 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-Diamond Timeshare Financing Receivables
	December 31, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$373	$442	$815
31 - 90 days past due	13	19	32
91 - 120 days past due	4	8	12
121 days and greater past due	13	352	365
Total	$403	$821	$1,224

	Legacy-Diamond Timeshare Financing Receivables
	December 31, 2021
($ in millions)	Securitized	Unsecuritized	Total
Current	$496	$385	$881
31 - 90 days past due	15	18	33
91 - 120 days past due	6	5	11
121 days and greater past due	14	344	358
Total	$531	$752	$1,283
Note 8: Inventory
Inventory was comprised of the following:

	December 31,
($ in millions)	2022	2021
Completed unsold VOIs	$1,096	$1,219
Construction in process	62	20
Land, infrastructure and other	1	1
Total	$1,159	$1,240
The table below presents costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory:

	December 31,
($ in millions)	2022	2021	2020
Cost of sales true-up(1)	$23	$(2)	$6
(1)For the year ended December 31, 2022, the costs of sales true-up decreased costs of VOI sales and increased inventory. For the year ended December 31, 2021, the costs of sales true-up increased costs of VOI sales and decreased inventory. For the year ended December 31, 2020, the costs of sales true-up decreased costs of VOI sales and increased inventory.

The table below presents expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for service projects:

	December 31,
($ in millions)	2022	2021	2020
Cost of VOI sales related to fee-for-service upgrades	$9	$7	$9
Note 9: Property and Equipment
Property and equipment were comprised of the following:

	December 31,
($ in millions)	2022	2021
Land	$235	$193
Building and leasehold improvements	403	405
Furniture and equipment	78	82
Construction in progress	251	231
	967	911
Accumulated depreciation	(169)	(155)
Total	$798	$756
Depreciation expense on property and equipment was $52 million, $36 million, and $30 million for the years ended December 31, 2022, 2021 and 2020 respectively.
Land increased by $42 million as of December 31, 2022 from December 31, 2021, primarily due to the transfer of assets held for sale to property and equipment. During 2022, we concluded that the parcels of land and infrastructure which were previously classified as held for sale, no longer met the held for sale criteria. Thus, these assets were reclassified to property and equipment as a non-cash transfer. The assets were measured at fair value as of the transfer date as assets held for sale prior to reclassification, principally utilizing market approaches for the land parcels and the cost approach for infrastructure.
For the year ended December 31, 2022, we recorded a reversal of impairment expense of $7 million corresponding with the asset reclassification and an impairment charge of $4 million for retirement of certain assets.
See Note 24: Supplemental Disclosures of Cash Flow Information for information regarding non-cash transfers.
Note 10: Consolidated Variable Interest Entities
As of December 31, 2022 and 2021, we consolidated 8 and 11 VIEs, respectively. The activities of these entities are limited to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
We have determined that we are the primary beneficiaries of the VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and often replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of our VIEs are available to settle the obligations of the respective entities.
As part of the Diamond Acquisition, we acquired the variable interests in the entities associated with Diamond’s outstanding timeshare financing receivables securitization transactions. They have been aggregated for disclosure purposes as they are similar in nature to our previously established VIEs. We acquired two conduit facilities that had an outstanding balance of $133 million as of December 31, 2021. As of December 31, 2022, all conduit facilities were paid off and terminated.

Our consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	December 31,
($ in millions)	2022	2021
Restricted cash	$48	$62
Timeshare financing receivables, net	883	1,021
Non-recourse debt(1)	1,003	1,195
(1)Net of deferred financing costs.
Note 11: Investments in Unconsolidated Affiliates
As of December 31, 2022, we have a 25% and 50% ownership interests in BRE Ace LLC and 1776 Holdings LLC, respectively, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holdings LLC because we are not the primary beneficiary. For both VIEs, our investment interests are included in the consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the consolidated statements of operations as Equity in earnings from unconsolidated affiliates.
Our two unconsolidated affiliates have aggregated debt balances of $393 million and $463 million as of December 31, 2022 and 2021, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totals $72 million and $59 million as of December 31, 2022 and December 31, 2021, respectively and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 21: Related Party Transactions for additional information.
Note 12: Intangible Assets
Intangible assets and related amortization expense were as follows:

	December 31, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(17)	$1
Management contracts	1,340	(230)	1,110
Club member relationships	139	(37)	102
Capitalized software	163	(99)	64
Total	$1,660	$(383)	$1,277

	December 31, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(5)	$13
Management contracts	1,340	(106)	1,234
Club member relationships	139	(12)	127
Capitalized software	138	(71)	67
Total	$1,635	$(194)	$1,441
We acquired definite-lived intangible assets as part of the Diamond Acquisition in the amount of $1,429 million as of the Acquisition Date. Refer to Note 3: Diamond Acquisition for further information. Prior to the Diamond Acquisition, intangible assets included computer software and management contracts. Amortization expense on intangible assets was $192 million, $90 million, and $15 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the weighted average life on trade name was 1.5 years, management agreements was 35.2 years, club member relationships was 14.4 years, and capitalized software was 35.2 years. During the year ended December 31, 2022, $3 million intangible impairment charges were recognized. No intangible impairment charges were recognized during the years ended December 31, 2021 and 2020.

As of December 31, 2022, our future amortization expense for our amortizing intangible assets is estimated to be as follows:

($ in millions)	Future Amortization Expense
2023	$168
2024	145
2025	124
2026	99
2027	88
Thereafter	653
Total	$1,277
Note 13: Other Assets
Other assets were as follows:

	December 31,
($ in millions)	2022	2021
Inventory deposits	$9	$3
Deferred selling, marketing, general and administrative expenses	18	23
Prepaid expenses(1)	117	123
Cloud computing arrangements	15	9
Interest receivable	17	16
Deferred income tax assets	8	7
Interest rate swap	63	2
Other	126	97
Total	$373	$280
(1) Net of $11 million impairment recognized during the year ended December 31, 2022 due to certain expenses deemed unrecoverable.
Note 14: Accounts Payable, Accrued Expenses and Other
Accounts payable, accrued expenses and other were as follows:

	December 31,
($ in millions)	2022	2021
Accrued employee compensation and benefits	$139	$138
Accounts payable	83	63
Bonus point incentive liability	51	44
Due to Hilton	54	33
Income taxes payable	34	23
Sales and other taxes payable	145	100
Accrued legal settlements	124	27
Other accrued expenses(1)	377	245
Total	$1,007	$673
(1)Other accrued expenses includes interest payable, amounts due to HOAs and various accrued liabilities.

Note 15: Debt & Non-recourse Debt
Debt
The following table details our outstanding debt balance and its associated interest rates:

	December 31,
($ in millions)	2022	2021
Debt(1)
Senior secured credit facility
Term loan with a rate of 7.384%, due 2028	$1,284	$1,297
Revolver with a rate of 6.020%, due 2026	40	300
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Other debt	29	27
Total debt, gross	2,703	2,974
Less: unamortized deferred financing costs and discounts(2)(3)	(52)	(61)
Total debt, net	$2,651	$2,913
(1)As of December 31, 2022 and 2021, weighted-average interest rates were 6.143% and 4.052% , respectively.
(2)Amount includes unamortized deferred financing costs related to our term loan and senior notes of $26 million and $19 million, respectively, as of December 31, 2022 and $33 million and $22 million, respectively, as of December 31, 2021. This amount also includes original issuance discounts of $7 million and $6 million as of December 31, 2022 and 2021, respectively.
(3)Amount does not include unamortized deferred financing costs of $4 million and $5 million as of December 31, 2022 and 2021, respectively, related to our revolving facility included in Other Assets in our consolidated balance sheets.
Senior Secured Credit Facilities
During the year ended December 31, 2022, we repaid $313 million under the senior secured credit facilities. As of December 31, 2022, we had $1 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of December 31, 2022. As of December 31, 2022, we have $959 million remaining borrowing capacity under the revolver facility.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the remaining available LIBOR based senior secured credit facility.
Therefore as of December 31, 2022, these interest rate swaps convert the LIBOR based variable rate on our Term Loan to average fixed rates of 1.32% per annum with maturities between 2023 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of December 31, 2022, the notional values of the interest rate swaps under our Term Loan was $708 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our consolidated balance sheets. As of December 31, 2022 and 2021, the estimated fair value of our cash flow hedges was $63 million and $2 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. The following table reflects the activity in accumulated other comprehensive income related to our derivative instruments during the year ended December 31, 2022:

Net unrealized gain on derivative instruments
Balance as of December 31, 2021	$2
Other comprehensive income before reclassifications, net	50
Reclassification to net income	(4)
Balance as of December 31, 2022	$48
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of December 31, 2022.

Non-recourse Debt
The following table details our outstanding non-recourse debt balance and its associated interest rates:

	December 31,
($ in millions)	2022	2021
Non-recourse debt(1)
Timeshare Facility with an average rate of 5.320%, due 2025(3)	$98	$131
HGV Securitized Debt with a weighted average rate of 2.711%, due 2028	42	70
HGV Securitized Debt with a weighted average rate of 3.602%, due 2032	98	143
HGV Securitized Debt with a weighted average rate of 2.431%, due 2033	101	151
HGV Securitized Debt with a weighted average rate of 3.658%, due 2034	134	—
HGV Securitized Debt with a weighted average rate of 4.826%, due 2037	251	—
HGV Securitized Debt with a weighted average rate of 4.304%, due 2039	168	193
Diamond Resorts Premium Yield Facility with an average rate of 4.766%, due 2031	—	8
Diamond Resorts Conduit Facility with an average rate of 2.250%, due 2023	—	125
Diamond Resorts Conduit Facility with an average rate of 3.00%, due 2024	—	8
Diamond Resorts Owner Trust 2017 with a weighted average rate of 3.504%, due 2029	—	41
Diamond Resorts Owner Trust 2018 with a weighted average rate of 4.061%, due 2031	—	92
Diamond Resorts Owner Trust 2019 with a weighted average rate of 3.255%, due 2032	87	148
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2033	134	224
Total face value	1,113	1,334
Less: unamortized deferred financing costs(2)	(11)	(6)
Total non-recourse debt, net	$1,102	$1,328
(1)As of December 31, 2022 and 2021, weighted-average interest rates were 3.539% and 2.876%, respectively.
(2)Amount relates to securitized debt only and does not include unamortized deferred financing costs of $4 million and $2 million as of December 31, 2022 and 2021, respectively, relating to our Timeshare Facility included in Other Assets in our consolidated balance sheets.
(3)In connection with the amended and restated Timeshare Facility executed in May 2022, the revolving commitment period of the Timeshare Facility terminates in May 2024, however the repayment maturity date extends 12 months beyond the commitment termination date to May 2025.
During the year ended December 31, 2022, we repaid and terminated our conduit facilities due in 2023 and 2024.
The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In May 2022, we amended and restated our Timeshare Facility agreement under new terms, which include increasing the borrowing capacity from $450 million to $750 million, allowing us to borrow up to the maximum amount until May 2024 and requiring all amounts borrowed to be repaid in 2025. Under the amendment, the Timeshare Facility is subject to an interest rate of 0.910% plus one-month Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 0.110%. In connection with the amendment, we incurred $4 million in debt issuance costs.
In August 2022, we completed a securitization of $269 million of gross timeshare financing receivables and issued approximately $153 million of 4.30% notes, $73 million of 4.74% notes, $26 million of 5.57% notes, and $17 million of 8.73% notes due January 2037. The securitized debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interest. The securitized debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt. The proceeds were primarily used to pay down the Timeshare Facility and general corporate operating expenses. In connection with the securitization, we incurred $5 million in debt issuance costs.
In April 2022, we completed a securitization of $246 million of gross timeshare financing receivables and issued approximately $107 million of 3.61% notes, $84 million of 4.10% notes, $22 million of 4.69% notes, and $33 million of 6.79% notes due June 2034. The securitized debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages or deeds of trust on timeshare interest and initially by a $34 million cash deposit. As of December 31, 2022, the cash deposit has been withdrawn due to subsequent collateralization of additional timeshare financing receivables. The securitized debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt. The proceeds were primarily used to pay down the remaining borrowings on one of our conduit facilities and general corporate operating expenses. In connection with the securitization, we incurred $4 million in debt issuance costs.

During the year ended December 31, 2022, we repaid $162 million on the Timeshare facility, $8 million on the Premium Yield Facility, $258 million on the conduit facilities, and $562 million on Securitized Debt.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $50 million and $67 million as of December 31, 2022 and 2021, respectively, and were included in Restricted Cash in our consolidated balance sheets.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of December 31, 2022 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2023	$16	$266	$282
2024	15	214	229
2025	14	257	271
2026	53	130	183
2027	13	93	106
Thereafter	2,592	153	2,745
Total	$2,703	$1,113	$3,816
Note 16: Fair Value Measurements
The carrying amounts and estimated fair values of our financial assets and liabilities, which are required for disclosure, were as follows:

	December 31, 2022
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,767	$—	$1,910
Liabilities:
Debt, net(2)	2,651	2,413	76
Non-recourse debt, net(2)	1,102	957	97

	December 31, 2021
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,747	$—	$1,905
Liabilities:
Debt, net(2)	2,913	2,663	340
Non-recourse debt, net(2)	1,328	1,080	270
(1)Carrying amount net of allowance for financing receivables losses.
(2)Carrying amount net of unamortized deferred financing costs and discounts
Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values. The table above excludes cash and cash equivalents, restricted cash, accounts receivable, accounts payable, advance deposits and accrued liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

The estimated fair values of our originated and acquired timeshare financing receivables were determined using a discounted cash flow model. Our model incorporates default rates, coupon rates, credit quality and loan terms respective to the portfolio based on current market assumptions for similar types of arrangements.
The estimated fair value of our Level 2 derivative financial instruments was determined utilizing projected future cash flows discounted based on an expectation of future interest rates derived from observable market interest rate curves and market volatility. Refer to Note 15: Debt and Non-recourse Debt above.
The estimated fair values of our Level 1 debt and non-recourse debt were based on prices in active debt markets.
The estimated fair value of our Level 3 debt and non-recourse debt were based on the following:
•Debt – based on indicative quotes obtained for similar issuances and projected future cash flows discounted at risk-adjusted rates
•Non-recourse debt – based on projected future cash flows discounted at risk-adjusted rates.
Non-recurring fair value measurements
We measure certain assets at fair value on a non-recurring basis, including land and infrastructure, as a result of their classification as held for sale. Refer to Note 2: Significant Accounting Policies for further information on the held for sale classification. We utilized the market approach for the land and cost approach for infrastructure to determine their respective fair values. The fair value calculations involve judgement and are sensitive to key assumptions utilized, including comparative sales for land (level 2) and replacement costs for infrastructure (level 3). The estimated fair value of land and infrastructure held for sale was $45 million as of December 31, 2021, excluding costs to sell. As of December 31, 2022, we did not have assets held for sale.
Note 17: Leases
We lease sales centers, office space and equipment under operating leases, some of which we acquired as part of the Diamond Acquisition. Our leases expire at various dates from 2023 through 2034, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
As part of our integration of business operations from the Diamond Acquisition, we ceased utilizing certain offices 2022, which the Company considered to be triggering events for impairment analysis. We recognized impairments on the related right-of-use assets of $6 million during the year ended December 31, 2022.
We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Rent expense for all operating leases for the year ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
($ in millions)	2022(1)	2021(1)	2020(1)
Minimum rentals	$34	$20	$19
Contingent rentals	4	2	1
Total	$38	$22	$20
(1)These amounts include short term and variable rent of $4 million, $2 million, and $5 million for the years December 31, 2022, 2021 and 2020, respectively.
Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
($ in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$27	$21
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	25	35

Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term of operating leases (in years)	6	4
Weighted-average discount rate of operating leases	4.57%	4.35%
The future minimum rent payments under non-cancelable operating leases as of December 31, 2022 are as follows:

($ in millions)	Operating Leases
Year
2023	$26
2024	19
2025	16
2026	13
2027	7
Thereafter	28
Total future minimum lease payments	109
Less: imputed interest	(15)
Present value of lease liabilities	$94
Note 18: Income Taxes
Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of our income (loss) before taxes were as follows:

	Year Ended December 31,
($ in millions)	2022	2021	2020
U.S. income (loss) before tax	$384	$195	$(287)
Foreign income before tax	97	74	7
Total income (loss) before taxes	$481	$269	$(280)
The components of our provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Current:
Federal	$102	$(5)	$36
State	19	9	5
Foreign	46	31	3
Total current	167	35	44
Deferred:
Federal	(21)	61	(98)
State	(16)	(1)	(23)
Foreign	(1)	(2)	(2)
Total deferred	(38)	58	(123)
Total provision for income taxes	$129	$93	$(79)

Reconciliations of our tax provision at the U.S. statutory rate to the provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Statutory U.S. federal income tax provision	$101	$57	$(59)
State and local income taxes, net of U.S. federal tax benefit	4	8	(17)
Impact of foreign operations	21	14	(5)
Interest on installment sales, net of U.S. federal tax benefit	1	3	1
Transaction costs	—	5	—
Share-based compensation, net of IRC §162(m) limitation	3	5	1
Other	(1)	1	—
Provision for income taxes	$129	$93	$(79)
Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items.
The compositions of net deferred tax balances were as follows:

	December 31,
($ in millions)	2022	2021
Deferred tax assets	$8	$7
Deferred tax liabilities	(659)	(670)
Net deferred tax liability	$(651)	$(663)
The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were as follows:

	December 31,
($ in millions)	2022	2021
Deferred tax assets:
Compensation	$18	$22
Domestic tax loss and credit carryforwards	37	100
Foreign tax loss carryforwards	38	47
Other reserves	152	179
	245	348
Valuation allowance	(78)	(74)
Deferred tax assets	167	274
Deferred tax liabilities:
Property and equipment	(138)	(165)
Amortizable intangible assets	(284)	(309)
Deferred income	(396)	(463)
Deferred tax liabilities	(818)	(937)
Net deferred tax liability	$(651)	$(663)
As of December 31, 2022, we have $49 million federal, $145 million foreign, and $149 million state tax loss carryforwards with varying expiration dates. The federal losses will expire between 2023 and 2034, while the majority of the foreign tax losses can be carried forward indefinitely. The majority of state tax losses have expiration periods between fifteen years and twenty years. We have foreign tax credit carryforwards of $9 million and state tax credit carryforwards of $5 million. The credit carryforwards will generally expire between five and fifteen years.
We establish valuation allowances for financial reporting purposes to offset certain deferred tax assets due to uncertainty regarding our ability to realize them in the future. The valuation allowance increased from $74 million as of December 31, 2021, to $78 million as of December 31, 2022, primarily as a result of tax credits generated in the current year that we expect to expire unused.

Reconciliations of the amounts of unrecognized tax benefits were as follows:

	December 31,
($ in millions)	2022	2021	2020
Unrecognized tax benefits at beginning of year	$12	$—	$—
Current period tax position increases	2	1	—
Prior period tax position increases	11	18	—
Decreases due to lapse in applicable statute of limitations	(2)	(7)	—
Unrecognized tax benefits at end of year	$23	$12	$—
We recorded $23 million and $12 million as of December 31, 2022 and 2021, respectively, excluding interest and penalties, as a liability for unrecognized tax benefits in Accounts payable, accrued expenses and other in the consolidated balance sheet. Had we recognized these tax benefits, $23 million and $12 million, along with related interest and penalties, it would have favorably impacted the annual effective tax rate. The total liability accrued for interest and penalties was $31 million and $12 million as of December 31, 2022 and 2021, respectively. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.
We file federal, state and foreign income tax returns in jurisdictions with varying statute of limitations. We are currently under audit in several tax jurisdictions. The open tax years for major tax jurisdictions are 2006 through 2022. While there is no assurance as to the results, we believe we are adequately reserved for these audits.
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
Note 19: Share-Based Compensation
Stock Plan
We issue RSUs, Options, and Performance RSUs to certain employees and directors. We recognized share-based compensation expense of $46 million, $48 million and $15 million during the years ended December 31, 2022, 2021 and 2020, respectively. The total tax benefit recognized related to this compensation was $6 million, $4 million and $4 million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, we withheld common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of awards under our employee equity incentive program. For the years ended December 31, 2022, 2021 and 2020, we withheld approximately 147,000, 131,000 and 152,000 shares at a total cost of $8 million, $6 million and $4 million, respectively, through net share settlements. Shares withheld to cover tax withholding obligations are retired.
As of December 31, 2022, unrecognized compensation cost for unvested awards was approximately $36 million, which is expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2022, there were 2,659,206 shares of common stock available for future issuance under this plan.
RSUs
RSUs vest in annual installments over three years from the date of grant, subject to the individual’s continued employment through the applicable vesting date. Vested RSUs generally will be settled for common stock. The grant date fair value is equal to closing stock price on the date of grant. The following table provides information about our RSU grants for the last three fiscal years:

	Year Ended December 31,
	2022	2021	2020
Number of shares granted	800,378	588,930	672,123
Weighted average grant date fair value per share	$44.12	$38.50	$25.14
Fair value of shares vested (in millions)	$25	$19	$10

The following table summarizes the activity of our RSUs during the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,029,638	33.55
Granted	800,378	44.12
Vested	(486,326)	32.82
Forfeited	(43,106)	40.86
Outstanding, end of period	1,300,584	40.09
Options
Options vest over three years in annual installments from the date of grant, subject to the individual’s continued employment through the applicable vesting date and will terminate 10 years from the date of grant or earlier on the unvested portion of an individual whose service was terminated. The exercise price is equal to the closing price of the common stock on the date of grant. The following table provides information about our option grants for the last three fiscal years:

	Year Ended December 31,
	2022	2021	2020
Number of options granted	389,536	542,793	566,401
Weighted average exercise price per share	$44.09	$38.22	$25.80
Weighted average grant date fair value per share	$20.08	$18.41	$9.14
The weighted-average grant date fair value of each of these options were determined using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected volatility(1)	45.8%	50.5%	35.4%
Dividend yield(2)	—%	—%	—%
Risk-free rate(3)	1.7%	1.1%	1.0%
Expected term (in years)(4)	6.0	6.0	6.0
(1)During the year ended December 31, 2020, due to limited trading history for our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of its share price. As a result, we used an average historical volatility of our peer group over a time period consistent with its expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation.
(2)At the date of grant we had no plans to pay dividends during the expected term of these options.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)Estimated using the average of the vesting periods and the contractual term of the options.
The following table summarizes the activity of our options during the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	2,086,724	$32.39
Granted	389,536	44.09
Exercised	(58,345)	28.76
Forfeited, canceled or expired	(5,683)	38.96
Outstanding, end of period	2,412,232	34.35
Exercisable, end of period	1,510,974	31.87
As of December 31, 2022, we had 1,510,974 options outstanding that were exercisable with an aggregate intrinsic value of $12 million and weighted average remaining contractual term of approximately 7 years. The intrinsic value of all options exercised during the year was $0.9 million.
Performance RSUs
In March 2022, we issued 93,064 Performance RSUs with a grant date fair value of $44.09. The Performance RSUs are settled at the end of a two-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.
In March 2021, we issued 124,711 Performance RSUs with a grant date fair value of $38.22. The Performance RSUs are settled at the end of a two-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs issued are subject to the achievement of certain contract sales targets.
In August 2021, and in conjunction with the Diamond Acquisition, we issued 351,118 Performance RSUs with a grant date fair value of $40.27. The Performance RSUs are settled at the end of the performance period which is from the Acquisition Date through December 31, 2023, with 67% of the Performance RSUs subject to achievement based on certain run rate cost savings. The remaining 33% of the Performance RSUs issued are subject to the achievement of the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction.
During the year ended December 31, 2020, we issued 168,529 Performance RSUs with a grant date fair value of $25.69. The Performance RSUs are settled at the end of a three-year performance period, with 70% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 30% of the Performance RSUs are subject to the achievement of certain contract sales targets.
During the fourth quarter of 2021, the Compensation Committee approved the modification of the performance conditions for the Performance RSUs issued in 2020 and March 2021, to reflect the results of HGV's and Diamond's operations subsequent to the Acquisition Date. We estimated that the performance conditions for the 2020 Performance RSU awards remain improbable of achievement under the modified performance conditions. As such, the Company did not accrue expenses related to the Performance RSUs granted in 2020. In regards to the Performance RSUs granted in March 2021, we determined that under the modified performance conditions, the awards issued were probable of achievement. During 2021, we did not incur incremental compensation expense resulting from the modification which was applied to the Performance RSUs of 28 grantees.
For all other performance-based awards, compensation expense will be recorded through the end of the performance period if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
The following table provides information about our Performance RSU grants, which is based on our Adjusted EBITDA metric described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, further adjusted by net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction for the last three fiscal years:

	Year Ended December 31,
	2022	2021	2020
Number of shares granted	46,532	178,224	117,975
Weighted average grant date fair value per share	$44.09	$39.55	$25.69
Fair value of shares vested (in millions)	—	—	2

The following table provides information about our Performance RSU grants, which is based on contract sales for the last three fiscal years:

	Year Ended December 31,
	2022	2021	2020
Number of shares granted	46,532	62,356	50,554
Weighted average grant date fair value per share	$44.09	$38.22	$25.69
Fair value of shares vested (in millions)	—	—	1

During fiscal 2021, 235,249 Performance RSU grants, which are based on achieving certain run rate cost savings initiatives, were granted with a weighted average grant date fair value per share of $40.27. There were no Performance RSU grants based on achieving certain run rate cost savings initiatives for the 2022 and 2020 fiscal years, respectively.
The following table summarizes the activity of our Performance RSUs during the year ended December 31, 2022:

	Adjusted EBITDA(1)		Contract Sales		Run Rate Cost Savings
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, beginning of period	374,243	$34.07	146,352	$32.98	235,249	$40.27
Granted	46,532	44.09	46,532	44.09	—	—
Vested	—	—	—	—	—	—
Forfeited, canceled or expired	(85,542)	33.32	(36,656)	33.32	—	—
Outstanding, end of period	335,233	35.12	156,228	36.20	235,249	40.27
(1)Represents our Adjusted EBITDA metric described in Part 1 of this Form 10-K, further adjusted by net recognition and deferral activity from sales of VOIs under construction.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the Plan, we reserved 2.5 million shares of common stock which may be purchased under the ESPP. Under the ESPP, eligible employees can purchase common stock twice per year at the end of a six-month payment period (a "Purchase Period"). The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95% of the fair market value per share of common stock on the last day of the Purchase Period, up to a maximum threshold established by the plan administrator for the offering period. For the year ended December 31, 2022 and 2021, we issued 121,095 and 39,985 shares, respectively, and recognized less than $1 million of compensation expense in both periods related to this plan.
In November 2022, the Board of Directors amended the ESPP plan to allow eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. The amendment will become effective in 2023.
Note 20: Earnings (Loss) Per Share
The following tables present the calculation of our basic and diluted EPS and the corresponding weighted average shares outstanding referenced in these calculations for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
($ and shares outstanding in millions, except per share amounts)	2022	2021	2020
Basic EPS:
Numerator:
Net income (loss)	$352	$176	$(201)
Denominator:
Weighted average shares outstanding	118	100	85
Basic EPS(1)	$2.98	$1.77	$(2.36)
Diluted EPS:
Numerator:
Net income (loss)	$352	$176	$(201)
Denominator:
Weighted average shares outstanding	120	101	85
Diluted EPS(1)	$2.93	$1.75	$(2.36)
(1)Earnings per share amounts are calculated using whole numbers.
The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period.

For the years ended December 31, 2022, 2021 and 2020, we excluded 759,627, 651,748 and 2,192,591 of share-based compensation awards, respectively, because their effect would have been anti-dilutive under the treasury stock method.
Share Repurchases
On May 4, 2022, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an aggregate of $500 million of our outstanding shares of common stock over a two-year period through any combination of open market repurchases, accelerated share repurchases or privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The shares are retired upon repurchase. The stock repurchase program may be suspended or discontinued at any time and will automatically expire at the end of the two-year term. As of December 31, 2022, $228 million remains available to be repurchased under the share repurchase program.
The following table summarizes stock repurchase activity under the share repurchase program as of December 31, 2022:

(in millions)	Shares	Cost
As of December 31, 2021	—	$—
Repurchases	7	272
As of December 31, 2022	7	$272
Note 21: Related Party Transactions
BRE Ace LLC and 1776 Holding, LLC
We hold a 25% ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.”
We hold a 50% ownership interest in 1776 Holdings, LLC, a VIE, which owns a timeshare resort property and related operations, known as “Liberty Place Charleston, by Hilton Club.”
We record Equity in earnings from our unconsolidated affiliates in our consolidated statements of operations. See Note 11: Investments in Unconsolidated Affiliates for further information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Elara, by Hilton Grand Vacations and Liberty Place Charleston, by Hilton Club. These amounts are summarized in the following table and are included in Sales, marketing, brand, and other fees on our consolidated statements of operations as of the date they became related parties.

	December 31,
($ in millions)	2022	2021	2020
Equity in earnings from unconsolidated affiliates	$13	$10	$5
Commissions and other fees	200	105	55
We also had $23 million and $20 million of outstanding receivables related to the fee-for-service agreements included in Accounts receivable, net on our consolidated balance sheets as of December 31, 2022 and 2021, respectively.
Apollo Global Management Inc.
As part of the Diamond Acquisition as described above in Note 3: Diamond Acquisition, Apollo obtained more than 20% of our common stock during 2021. Outside of agreements related to the Diamond Acquisition, we did not have any transactions with Apollo during the year ended December 31, 2021 and do not have any outstanding balances or agreements with Apollo as of December 31, 2021. During 2021, we made one payment to Apollo subsequent to the Diamond Acquisition, of approximately $2 million, for amounts that were accrued for periods prior to the completion of the Diamond Acquisition and were included in Accounts payable, accrued expenses and other as of the Acquisition Date. We did not have outstanding balances or any transactions due to/from Apollo as of and for the year ended December 31, 2022, respectively.

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
•Resort operations and club management – We manage the Clubs and earn activation fees, annual dues and transaction fees from member exchanges for other vacation products. We also earn fees for managing the timeshare properties. We generate rental revenue from unit rentals of unsold inventory and inventory made available due to ownership exchanges under our Clubs programs. We also earn revenue from food and beverage, retail and spa outlets at our timeshare properties.
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
Below is the presentation of our reportable segment results which include the acquired Diamond operations within both segments since the Acquisition Date. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Revenues:
Real estate sales and financing	$2,378	$1,451	$494
Resort operations and club management(1)	1,197	700	276
Total segment revenues	3,575	2,151	770
Cost reimbursements	297	202	137
Intersegment eliminations(1)	(37)	(18)	(13)
Total revenues	$3,835	$2,335	$894
(1)Includes charges to the real estate sales and financing segment from the resort operations and club management segment for fulfillment of discounted marketing package stays at resorts and for the rental of model units to show prospective buyers. These charges totaled $37 million, $18 million and $13 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income (loss):

	Year Ended December 31,
($ in millions)	2022	2021	2020
Adjusted EBITDA:
Real estate sales and financing(1)	$865	$537	$33
Resort operations and club management(1)	463	353	136
Segment Adjusted EBITDA	1,328	890	169
Acquisition and integration-related expense	(67)	(106)	—
General and administrative	(212)	(151)	(92)
Depreciation and amortization	(244)	(126)	(45)
License fee expense	(124)	(80)	(51)
Other (loss) gain, net	(1)	(26)	3
Interest expense	(142)	(105)	(43)
Income tax (expense) benefit	(129)	(93)	79
Equity in earnings from unconsolidated affiliates	13	10	5
Impairment expense	(17)	(2)	(209)
Other adjustment items(2)	(53)	(35)	(17)
Net income (loss)	$352	$176	$(201)
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)This amount includes costs associated with restructuring, one-time charges and other non-cash items included within our reportable segments.
The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2022	2021
Real estate sales and financing	$5,755	$5,544
Resort operations and club management	1,986	2,145
Total segment assets	7,741	7,689
Corporate	263	278
Land and infrastructure held for sale	—	41
Total assets	$8,004	$8,008
The following table presents capital expenditures for property and equipment (including inventory and leases) for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2022	2021	2020
Real estate sales and financing	$26	$60	$18
Resort operations and club management	2	—	—
Total segment capital expenditures	28	60	18
Corporate	65	12	8
Total capital expenditures	$93	$72	$26
Note 23: Commitments and Contingencies
Commitments
We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2022, we were committed to purchase approximately $195 million of inventory and land over a period of 2 years and $15 million of other commitments in the normal course of business. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.

During the years ended December 31, 2022 and 2021, we fulfilled $92 million and $132 million, respectively, of purchases required under our inventory-related purchase commitments. As of December 31, 2022, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Inventory purchase obligations(1)	$138	$57	$—	$—	$—	$—	$195
Other commitments(2)	11	4	—	—	—	—	15
Total	$149	$61	$—	$—	$—	$—	$210
(1)Includes commitments for properties in New York, South Carolina, and Japan.
(2)Primarily relates to commitments related to information technology and sponsorships.
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
As of December 31, 2022, we accrued liabilities of approximately $124 million for legal matters. Approximately $96 million of these accrued liabilities relate to a judgment entered against Diamond in March 2022 in connection with a case filed in 2015 that was not deemed probable and estimable as of the Acquisition Date. This matter is subject to insurance coverage and, as a result, as of December 31, 2022, we recorded an insurance claim receivable of $81 million within Accounts receivable, net in our consolidated balance sheet. During the year ended December 31, 2022, we recognized a charge of $15 million to General and administrative in our consolidated statement of operations that represents the amount of the settlement liability not deemed probable of recovery from the insurance carriers.
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
Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $327 million as of December 31, 2022, which primarily consist of escrow and subsidy related bonds.
Note 24: Supplemental Disclosures of Cash Flow Information
Cash paid for interest was $177 million, $118 million and $64 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash paid for income taxes, net of refunds, was $141 million, $54 million and $54 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following non-cash activities were excluded from the consolidated statements of cash flows:
•In 2022, we recorded non-cash operating activity transfer of $48 million related certain undeveloped land and infrastructure that was previously recorded within the classification of Land and infrastructure held for sale to Property and equipment, net.
•In 2021, we recorded non-cash issuance of stock of $1,381 million related to our acquisition of Diamond. See note 3: Diamond Acquisition for additional information.
•In 2021, we recorded non-cash operating activity transfers of $55 million related to related to the registrations for timeshare units under construction from Property and equipment to Inventory.
•In 2020, we recorded non-cash operating activity transfers of $41 million related to the classification of certain undeveloped land and infrastructure as available for sale from Inventory to Land and infrastructure held for sale and $16 million related to the classification of certain undeveloped land and infrastructure from Inventory to Property and equipment
•In 2020, we recorded non-cash operating activity transfers of $301 million related to the registrations for timeshare units under construction from Property and equipment to Inventory.

Note 25: Subsequent Events
Management has evaluated all subsequent events through March 1, 2023, the date the audited 2022 10-K was available to be issued. The results of management’s analysis indicated no significant subsequent events have occurred that required consideration or adjustments to our disclosures in the audited financial statements.

ITEM 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) or our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to a material weakness in internal control over financial reporting related to Dakota Holdings, Inc. (“Diamond”), which we acquired on August 2, 2021. Specifically, Diamond, which was privately owned prior to our acquisition and, accordingly, not a reporting company under the Exchange Act, did not adequately identify, design and implement the process-level controls for its significant processes that are necessary for compliance with the requirements for reporting companies pursuant to the Exchange Act and Diamond did not have appropriate information technology controls for its information technology systems or such controls did not operate for a sufficient period of time prior to the assessment date. These deficiencies neither pertained to, nor impacted, any of the processes, controls or procedures related to the historical business of the Company outside of Diamond. Additionally, there were no identified material misstatements to our current year financial statements, no restatements of prior period financial statements and no changes in previously released financial results required as the result of these control deficiencies.
Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).
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
Remediation Efforts to Address Material Weakness
Management has enhanced, and will continue to enhance, the risk assessment process and design and implementation of internal controls over financial reporting at Diamond. This includes incorporating additional controls and processes, and enhancing and revising the design of existing financial reporting and information technology controls and procedures at Diamond. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 of this Report will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”), which information is incorporated herein by this reference.
ITEM 11.    Executive Compensation
The information required by Item 11 will be included in our 2023 Proxy Statement, which is incorporated herein by this reference.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in our 2023 Proxy Statement, which is incorporated herein by this reference.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our 2023 Proxy Statement, which is incorporated herein by this reference.
ITEM 14.    Principal Accountant Fees and Services
The information required by Item 14 will be included in our 2023 Proxy Statement, which is incorporated herein by this reference.
PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:
1.All financial statements and the report of the Independent Registered Public Accounting Firm (PCAOB ID: 42). See Index to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm on page 71 of this Form 10-K.
2.Financial Statement Schedules. The financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto. Other schedules are omitted because they are not required.
3.Exhibits. See Exhibit Index.
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

4.2
Rights Agreement, dated as of April 16, 2020, between Hilton Grand Vacations Inc. and Equiniti Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 16, 2020).

4.3
Indenture, dated June 4, 2021, among Hilton Grand Vacations Borrower Escrow, LLC, Hilton Grand Vacations Borrower Escrow, Inc., Hilton Grand Vacations Borrower LLC and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on June 4, 2021).

4.4	Form of 5.000% Note due 2029 (included in Exhibit 4.3).

4.5
Indenture, dated June 28, 2021, among Hilton Grand Vacations Borrower Escrow, LLC, Hilton Grand Vacations Borrower Escrow, Inc., Hilton Grand Vacations Borrower LLC and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on June 28, 2021).

4.6	Form of 4.875% Note due 2031 (included in Exhibit 4.5).

10.1
Tax Matters Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.2(a)
Amended and Restated License Agreement, dated as of March 10, 2021, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 11, 2021).

10.2(b)
First Amendment to Amended and Restated License Agreement, dated as of April 4, 2022, by and between Hilton Worldwide Holdings Inc., as the licensor, and Hilton Grand Vacations, as the licensee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 7, 2022)

10.3(a)
Receivables Loan Agreement, dated as of May 9, 2013, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the persons from time to time party thereto as conduit lenders, the financial institutions from time to time party thereto as committed lenders, the financial institutions from time to time party thereto as managing agents, and Deutsche Bank Securities, Inc., as administrative agent and structuring agent (incorporated by reference to Exhibit 10.7 to Hilton Worldwide Holdings Inc.’s Registration Statement on Form S-1 (No. 333-191110) filed on September 11, 2014).

10.3(b)
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

10.3(c)
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

10.3(d)
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

10.3(e)
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

10.3(f)
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

10.3(g)
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

10.3(h)
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

10.3(i)
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

10.3(j)
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

10.3(k)
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

10.3(l)
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

10.3(m)
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

10.3(n)
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

10.3(o)
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

10.3(p)
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

10.3(q)
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

10.3(r)
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

10.3(s)
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

10.3(t)
Omnibus Amendment No. 19 to Receivables Loan Agreement, Amendment No. 9 to Sale and Contribution Agreement and Amendment No. 1 to Custody Agreement, effective as of October 27, 2021, by and among Hilton Grand Vacations Trust I LLC, as borrower, Grand Vacations Services LLC, as servicer, Hilton Resorts Corporation, as Seller, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4(t) to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on March 1, 2022).

10.3(u)
Amendment No. 20 to Receivables Loan Agreement, effective as of December 16, 2021, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4(u) to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on March 1, 2022).

10.3(v)
Amended and Restated Receivables Loan Agreement, dated as of May 3, 2022, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the persons from time to time party thereto as conduit lenders, the financial institutions from time to time party thereto as committed lenders, the financial institutions from time to time party thereto as managing agents, and Bank of America, N.A., as administrative agent and structuring agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794 ) filed on May 4, 2022).

10.4(a)†	Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.4(b)†
2017 Declaration of Amendment to Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-37794) filed on March 24, 2017).

10.5†
Hilton Grand Vacations Inc. 2017 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 4, 2017).

10.6(a)†
Severance Agreement, dated April 17, 2017, between Mark D. Wang and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10.6(b)†
Severance Agreement, dated April 17, 2017, between Charles R. Corbin and Hilton Grand Vacations, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2017).

10.6(c)†
Severance Agreement, dated effective as of November 28, 2018, between Daniel J. Mathewes and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.15(h) to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on February 28, 2019).

10.6(d)†
Severance Agreement, dated effective as of December 3, 2018, between Gordon S. Gurnik and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.15(i) to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on February 28, 2019).

10.6(e) †
Severance Agreement, effective as of October 7, 2020, by and between Hilton Grand Vacations Inc. and Jorge Pablo Brizi. (incorporated by reference to Exhibit 10.10j to the Registrant’s Registration Statement on Form 10-K (File No. 001-37794) filed on March 1, 2021).

10.7†
Form of Indemnification Agreement entered into between Hilton Grand Vacations Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-37794) filed on November 14, 2016).

10.8*	Hilton Grand Vacations Inc. Employee Stock Purchase Plan, amended and restated as of November 1, 2022.

10.9(a)†
Form of Restricted Stock Unit Agreement under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 15, 2017).

10.9(b)†
Form of Restricted Stock Unit Agreement for Mr. Mark Wang under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).

10.10(a)†
Form of Nonqualified Stock Option Agreement under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 15, 2017).

10.10(b)†
Form of Nonqualified Stock Option Agreement (Converted Award – 2014 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14(b) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.10(c)†
Form of Nonqualified Stock Option Agreement (Converted Award – 2015 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14(c) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.10(d)†
Form of Nonqualified Stock Option Agreement (Converted Award – 2016 Grant) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14(d) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.10(e)†
Form of Nonqualified Stock Option Agreement for Mr. Mark Wang under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).

10.11(a)†
Form of Performance and Service Based Restricted Stock Unit Agreement (for use for all named executive officers other than Mr. Mark Wang) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed March 8, 2018).

10.11(b)†
Form of Amended and Restated Performance and Service Based Restricted Stock Unit Agreement (for use for all named executive officers other than Mr. Mark Wang) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on August 9, 2018).

10.11(c)†
Form of Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).

10.11(d)†
Form of Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on August 9, 2018).

10.11(e)†
Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (for use for all named executive officers other than Mr. Mark Wang) (2019 awards) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.11(f) †
Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (2019 awards) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.11(g)†
Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (2020 awards) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.11(h)†
Form of Performance and Service-Based Restricted Stock Unit Agreement (for Mr. Wang)(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 24, 2021). +

10.11(i) †	Form of Transaction Incentive Performance RSU Agreement (CEO) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K File No. 0001-37794) filed on August 3, 2021).

10.11(j) †
Form of Transaction Incentive Performance RSU Agreement (Non-CEO) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K File No. 0001-37794) filed on August 3, 2021).

10.12†
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Hilton Grand Vacations Inc. 2017 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.13
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

10.14
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

10.15
Stockholders Agreement, dated as of August 2, 2021, by and among Hilton Grand Vacations Inc., AP VIII Dakota Holdings, L.P., AP Dakota Co-Invest, L.P., and, for the purposes of Sections 7.2 and 7.3 thereof, Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on August 3, 2021).

10.16
Joinder Agreement, dated as of August 2, 2021, of AP VIII Dakota Holdings Borrower, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on August 3, 2021).

10.17(a)
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

10.17(b)
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

10.18†
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

*Filed herewith.
**Furnished not filed.
***These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
†Denotes management contract or compensatory plan or arrangement.
#    Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. HGV agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2023.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of March 2023.

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