Form 10-Q
period 2023-03-31
Hilton Grand Vacations Inc.
filed 2023-04-27
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 21, 2023 was 111,404,258.

HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$389	$223
Restricted cash	363	332
Accounts receivable, net of allowance for doubtful accounts of $68 and $52	503	511
Timeshare financing receivables, net	1,754	1,767
Inventory	1,300	1,159
Property and equipment, net	797	798
Operating lease right-of-use assets, net	71	76
Investments in unconsolidated affiliates	75	72
Goodwill	1,416	1,416
Intangible assets, net	1,244	1,277
Other assets	566	373
TOTAL ASSETS (variable interest entities - $1,084 and $948)	$8,478	$8,004
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$1,089	$1,007
Advanced deposits	174	150
Debt, net	2,940	2,651
Non-recourse debt, net	1,095	1,102
Operating lease liabilities	88	94
Deferred revenues	304	190
Deferred income tax liabilities	656	659
Total liabilities (variable interest entities - $1,097 and $1,005)	6,346	5,853
Commitments and contingencies - see Note 17
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 112,515,473 shares issued and outstanding as of March 31, 2023 and 113,628,706 shares issued and outstanding as of December 31, 2022	1	1
Additional paid-in capital	1,559	1,582
Accumulated retained earnings	543	529
Accumulated other comprehensive income	29	39
Total equity	2,132	2,151
TOTAL LIABILITIES AND EQUITY	$8,478	$8,004
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues
Sales of VOIs, net	$318	$269
Sales, marketing, brand and other fees	158	119
Financing	74	64
Resort and club management	131	125
Rental and ancillary services	158	136
Cost reimbursements	95	66
Total revenues	934	779
Expenses
Cost of VOI sales	50	40
Sales and marketing	301	243
Financing	24	19
Resort and club management	42	36
Rental and ancillary services	152	132
General and administrative	42	42
Acquisition and integration-related expense	17	13
Depreciation and amortization	51	60
License fee expense	30	25
Impairment expense	—	3
Cost reimbursements	95	66
Total operating expenses	804	679
Interest expense	(44)	(33)
Equity in earnings from unconsolidated affiliates	3	3
Other gain, net	1	1
Income before income taxes	90	71
Income tax expense	(17)	(20)
Net income	$73	$51
Earnings per share:
Basic	$0.65	$0.42
Diluted	$0.64	$0.42
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$73	$51
Derivative instrument adjustments, net of tax	(10)	22
Other comprehensive (loss) income, net of tax	(10)	22
Comprehensive income	$63	$73
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$73	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	60
Amortization of deferred financing costs, acquisition premiums and other	7	12
Provision for financing receivables losses	30	31
Impairment expense	—	3
Other gain, net	(1)	—
Share-based compensation	10	11
Equity in earnings from unconsolidated affiliates	(3)	(3)
Net changes in assets and liabilities:
Accounts receivable, net	8	(107)
Timeshare financing receivables, net	(24)	(11)
Inventory	(101)	26
Purchases and development of real estate for future conversion to inventory	(2)	(1)
Other assets	(244)	(264)
Accounts payable, accrued expenses and other	84	290
Advanced deposits	24	14
Deferred revenues	114	158
Net cash provided by operating activities	26	270
Investing Activities
Capital expenditures for property and equipment (excluding inventory)	(5)	(8)
Software capitalization costs	(6)	(6)
Net cash used in investing activities	(11)	(14)
Financing Activities
Proceeds from debt	438	—
Proceeds from non-recourse debt	175	155
Repayment of debt	(153)	(3)
Repayment of non-recourse debt	(182)	(277)
Repurchase and retirement of common stock	(85)	—
Payment of withholding taxes on vesting of restricted stock units	(14)	(8)
Proceeds from stock option exercises	5	1
Other	(1)	(1)
Net cash provided by (used in) financing activities	183	(133)
Effect of changes in exchange rates on cash, cash equivalents & restricted cash	(1)	(1)
Net increase in cash, cash equivalents and restricted cash	197	122
Cash, cash equivalents and restricted cash, beginning of period	555	695
Cash, cash equivalents and restricted cash, end of period	752	817
Less: Restricted cash	363	303
Cash and cash equivalents	$389	$514
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount
Balance as of December 31, 2022	113	$1	$1,582	$529	$39	$2,151
Net income	—	—	—	73	—	73
Activity related to share-based compensation	1	—	3	—	—	3
Derivative instrument adjustments, net of tax	—	—	—	—	(10)	(10)
Repurchase and retirement of common stock	(2)	—	(26)	(59)	—	(85)
Balance as of March 31, 2023	112	$1	$1,559	$543	$29	$2,132

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount
Balance as of December 31, 2021	120	$1	$1,630	$357	$—	$1,988
Net income	—	—	—	51	—	51
Activity related to share-based compensation	—	—	4	—	—	4
Derivative instrument adjustments, net of tax	—	—	—	—	22	22
Balance as of March 31, 2022	120	$1	$1,634	$408	$22	$2,065
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Organization and Basis of Presentation
Our Business
Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brand. Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for ourselves and third parties; financing and servicing loans provided to consumers for their VOI purchases; operating resorts and timeshare plans; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange programs and Diamond points-based multi-resort timeshare clubs and exchange programs. During 2022, we began offering a new club membership called HGV Max across certain of our sales centers. For any customer who purchases a VOI, this membership provides the ability to use points across all properties within our network. The membership provides new destinations for existing club owners and broader vacation opportunities for new buyers. Our club offerings, including HGV Max, are collectively referred to as “Clubs”.
As of March 31, 2023, we had over 150 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Japan. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia.
Basis of Presentation
The unaudited condensed consolidated financial statements presented herein include 100% of our assets, liabilities, revenues, expenses and cash flows as well as all entities in which we have a controlling financial interest. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All material intercompany transactions and balances have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to prevent information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
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
Note 2: Summary of Significant Accounting Policies
Adopted Accounting Pronouncements
On January 1, 2023, we adopted Accounting Standards Update 2022-02 (“ASU 2022-02”), Financial Instruments— Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 provides, under Issue 2 - Vintage Disclosures, that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. For financing receivables, the vintage disclosure is to present the amortized cost basis by credit quality indicator and class of financing receivable for the year of origination. The vintage disclosures are to be applied prospectively. The impact of adoption of ASU 2022-02 was in disclosure only and did not have an impact on our condensed consolidated financial statements. See Note 5: Timeshare Financing Receivables for additional information.

Note 3: Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables show our disaggregated revenues by product and segment from contracts with customers. We operate our business in the following two segments: (i) Real estate sales and financing and (ii) Resort operations and club management. Please refer to Note 16: Business Segments below for more details related to our segments.

($ in millions)	Three Months Ended March 31,
Real Estate Sales and Financing Segment	2023	2022
Sales of VOIs, net	$318	$269
Sales, marketing, brand and other fees	158	119
Interest income	66	55
Other financing revenue	8	9
Real estate sales and financing segment revenues	$550	$452

($ in millions)	Three Months Ended March 31,
Resort Operations and Club Management Segment	2023	2022
Club management	$51	$51
Resort management	80	74
Rental(1)	147	124
Ancillary services	11	12
Resort operations and club management segment revenues	$289	$261
(1)Excludes intersegment eliminations. See Note 16: Business Segments for additional information.
Contract Balances
Our accounts receivable that relate to our contracts with customers includes amounts associated with our contractual right to consideration for completed performance obligations and are settled when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time.
The following table provides information on our accounts receivable from contracts with customers which are included in Accounts receivable, net on our condensed consolidated balance sheets:

($ in millions)	March 31, 2023	December 31, 2022
Receivables	$341	$322
Contract liabilities include payments received or due in advance of satisfying our performance obligations. Such contract liabilities include advance deposits received on prepaid vacation packages for future stays at our resorts, deferred revenues related to sales of VOIs of projects under construction, Club activation fees and annual dues and the liability for Bonus Points awarded to our customers for purchase of VOIs at our properties or properties under our fee-for-service arrangements that may be redeemed in the future, deferred maintenance fees and other deferred revenue.

The following table presents the composition of our contract liabilities:

($ in millions)	March 31, 2023	December 31, 2022
Contract liabilities:
Advanced deposits	$174	$150
Deferred sales of VOIs of projects under construction	—	3
Club dues and Club activation fees	172	76
Bonus Point incentive liability(1)	103	106
Deferred maintenance fees	40	14
Other deferred revenue	41	42
(1)As of March 31, 2023, the balance includes $52 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the three months ended March 31, 2023, that was included in the contract liabilities balance at December 31, 2022 was approximately $56 million.
Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. There were no contract assets as of March 31, 2023 and $9 million contract assets as of December 31, 2022.
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
The following table presents the deferred revenue, cost of VOI sales and direct selling costs from sales of VOIs related to projects under construction as of March 31, 2023 and December 31, 2022.

($ in millions)	March 31, 2023	December 31, 2022
Sales of VOIs, net	$—	$3
Cost of VOI sales	—	1
Sales and marketing expense	—	1
As of March 31, 2023, we have recognized all revenue, costs of VOI sales and direct selling costs previously in deferral as all projects under construction were completed in the first quarter of 2023.
The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Bonus Points incentive liability as of March 31, 2023:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$174	18 months	Upon customer stays
Club activation fees	65	7 years	Straight-line basis over average inventory holding period
Bonus Points incentive liability	103	18 - 30 months	Upon redemption

Note 4: Accounts Receivable
Accounts receivable within the scope of ASC 326 are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	March 31, 2023	December 31, 2022
Fee-for-service commissions	$96	$91
Real estate and financing	35	59
Resort and club operations	210	179
Tax receivables	73	84
Insurance claims receivable	82	81
Other receivables	7	17
Total	$503	$511
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates. We have various allowances for our accounts receivable to account for fee-for-service commissions, expected losses related to sales of VOIs, trade accounts receivable, marketing packages, club dues and activation fees.
Note 5: Timeshare Financing Receivables
We define our timeshare financing receivables portfolio segments as (i) originated and (ii) acquired. On August 2, 2021, (the “Acquisition Date”), we acquired Dakota Holdings, Inc., the parent of Diamond Resorts International (“Diamond” or “Legacy-Diamond”) (the “Diamond Acquisition”). Our originated portfolio represents timeshare financing receivables that existed both prior to and following the Acquisition Date, excluding Legacy-Diamond (“Legacy-HGV”) and timeshare financing receivables originated by Legacy-Diamond subsequent to the Acquisition Date. Our acquired portfolio includes all timeshare financing receivables acquired from Legacy-Diamond as of the Acquisition Date.
The following table presents the components of each portfolio segment by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Securitized	$731	$788	$234	$262
Unsecuritized(1)	1,066	971	429	447
Timeshare financing receivables, gross	$1,797	$1,759	$663	$709
Unamortized non-credit acquisition premium(2)	—	—	37	41
Less: allowance for financing receivables losses	(418)	(404)	(325)	(338)
Timeshare financing receivables, net	$1,379	$1,355	$375	$412
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
(2)Non-credit premium of $97 million was recognized at the Acquisition Date, of which $37 million and $41 million remains unamortized as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, we had timeshare financing receivables with a carrying value of $180 million and $105 million, respectively, securing the Timeshare Facility.
We record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. During the three months ended March 31, 2023 and 2022, we recorded an adjustment to our estimate of variable consideration of $30 million and $31 million, respectively.
We recognize interest income on our timeshare financing receivables as earned. As of both March 31, 2023 and December 31, 2022, we had interest receivable outstanding of $13 million on our originated timeshare financing receivables. As of both March 31, 2023 and December 31, 2022, we had interest receivable outstanding of $4 million on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of March 31, 2023, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 14.5%, a weighted-average remaining term of 8.2 years and maturities through 2038. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 15.6%, a weighted-average remaining term of 7.3 years and maturities through 2033.
Acquired Timeshare Financing Receivables with Credit Deterioration
Our acquired timeshare financing receivables were deemed to be purchased credit deteriorated financial assets. These notes receivable were initially recognized at their purchase price, represented by the acquisition date fair value, and subsequently “grossed-up” by our acquisition date assessment of the allowance for credit losses. The difference over which par value of the acquired purchased credit deteriorated assets exceeds the purchase price plus the initial allowance for financing receivable losses is reflected as a non-credit premium and is amortized as a reduction to interest income under the effective interest method.
The fair value of our acquired timeshare financing receivables as of the Acquisition Date was determined using a discounted cash flow method, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivables. Consequently, the fair value of the acquired timeshare financing receivables recorded on our consolidated balance sheet as of the Acquisition Date included an estimate of expected financing receivable losses which became the historical cost basis for that portfolio going forward.
The allowance for financing receivable losses for our acquired timeshare financing receivables is remeasured at each period end and takes into consideration an estimated measure of anticipated defaults and early repayments. We consider historical Legacy-Diamond timeshare financing receivables performance and the current economic environment in the re-measurement of the allowance for financing receivable losses for our acquired timeshare financing receivables. Subsequent changes to the allowance for financing receivable losses are recorded as additions to or reversals to the provision.
Our gross acquired timeshare financing receivables as of March 31, 2023 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2023 (remaining nine months)	$28	$38	$66
2024	31	41	72
2025	32	46	78
2026	33	50	83
2027	34	53	87
Thereafter	76	201	277
Total	$234	$429	$663
Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of March 31, 2023 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2023 (remaining nine months)	$70	$62	$132
2024	94	75	169
2025	94	85	179
2026	94	94	188
2027	91	105	196
Thereafter	288	645	933
Total	$731	$1,066	$1,797

Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2022	$404	$338
Provision for financing receivables losses(1)	30	—
Write-offs	(17)	(16)
Inventory recoveries	—	4
Upgrades(2)	1	(1)
Balance as of March 31, 2023	$418	$325

($ in millions)	Originated	Acquired
Balance as of December 31, 2021	$280	$482
Provision for financing receivables losses(1)	31	—
Write-offs	(25)	(6)
Inventory recoveries	—	1
Upgrades(2)	16	(16)
Balance as of March 31, 2022	$302	$461
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
Our gross balances by average FICO score of our Legacy-HGV timeshare financing receivables were as follows:

	Legacy-HGV Timeshare Financing Receivables
($ in millions)	March 31, 2023	December 31, 2022
FICO score
700+	$770	$763
600-699	274	270
<600	36	37
No score(1)	176	174
Total	$1,256	$1,244
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our gross Legacy-HGV timeshare financing receivables by the origination year and average FICO score as of March 31, 2023:

($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$96	$292	$126	$45	$80	$131	$770
600-699	27	103	47	16	29	52	274
<600	3	13	7	2	4	7	36
No score(1)	18	53	26	16	24	39	176
Total	$144	$461	$206	$79	$137	$229	$1,256

Current period gross write-offs	$—	$2	$3	$2	$3	$5	$15
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
As of March 31, 2023 and December 31, 2022, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $77 million and $76 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-HGV Timeshare Financing Receivables
	March 31, 2023
($ in millions)	Securitized	Unsecuritized	Total
Current	$585	$573	$1,158
31 - 90 days past due	10	11	21
91 - 120 days past due	4	3	7
121 days and greater past due	4	66	70
Total	$603	$653	$1,256

	Legacy-HGV Timeshare Financing Receivables
	December 31, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$631	$520	$1,151
31 - 90 days past due	9	8	17
91 - 120 days past due	3	2	5
121 days and greater past due	4	67	71
Total	$647	$597	$1,244
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

Our gross balances by average FICO score of our Legacy-Diamond acquired and originated timeshare financing receivables were as follows:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	March 31, 2023	December 31, 2022
FICO score
700+	$345	$373
600-699	250	265
<600	53	55
No score(1)	15	16
Total	$663	$709
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	March 31, 2023	December 31, 2022
FICO score
700+	$332	$321
600-699	177	163
<600	27	26
No score(1)	5	5
Total	$541	$515
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following tables detail our gross Legacy-Diamond acquired and originated timeshare financing receivables by the origination year and average FICO score as of March 31, 2023:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$—	$—	$61	$74	$89	$121	$345
600-699	—	—	42	47	63	98	250
<600	—	—	10	12	11	20	53
No score(1)	—	—	—	4	2	9	15
Total	$—	$—	$113	$137	$165	$248	$663

Current period gross write-offs	$—	$—	$1	$2	$6	$7	$16
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$55	$210	$67	$—	$—	$—	$332
600-699	25	113	39	—	—	—	177
<600	3	16	8	—	—	—	27
No score(1)	1	3	1	—	—	—	5
Total	$84	$342	$115	$—	$—	$—	$541

Current period gross write-offs	$—	$1	$1	$—	$—	$—	$2
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

For our Legacy-Diamond timeshare financing receivables, we apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees; interest; principal; and late charges. Once a loan is 91 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 91 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 121 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process is complete and we receive the deed for the foreclosed unit.
As of March 31, 2023 and December 31, 2022, we had ceased accruing interest on Legacy-Diamond timeshare financing receivables with an aggregate principal balance of $397 million and $377 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-Diamond Timeshare Financing Receivables
	March 31, 2023
($ in millions)	Securitized	Unsecuritized	Total
Current	$330	$438	$768
31 - 90 days past due	14	25	39
91 - 120 days past due	5	7	12
121 days and greater past due	13	372	385
Total	$362	$842	$1,204

	Legacy-Diamond Timeshare Financing Receivables
	December 31, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$373	$442	$815
31 - 90 days past due	13	19	32
91 - 120 days past due	4	8	12
121 days and greater past due	13	352	365
Total	$403	$821	$1,224
Note 6: Inventory
Inventory was comprised of the following:

($ in millions)	March 31, 2023	December 31, 2022
Completed unsold VOIs	$1,293	$1,096
Construction in process	6	62
Land, infrastructure and other	1	1
Total	$1,300	$1,159
The table below presents costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory.

	Three Months Ended March 31,
($ in millions)	2023	2022
Cost of sales true-up(1)	$16	$7
(1)For the three months ended March 31, 2023 and 2022, respectively, the costs of sales true-up decreased costs of VOI sales and increased inventory.
The table below presents expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for service projects:

	Three Months Ended March 31,
($ in millions)	2023	2022
Cost of VOI sales related to fee-for-service upgrades	$3	$2

During the three months ended March 31, 2023, we acquired a property in New York for $136 million from a third-party developer for inventory. Under the purchase agreement, there are no further inventory commitments related to this property.
Note 7: Consolidated Variable Interest Entities
As of March 31, 2023, we consolidated 9 VIEs. The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
We have determined that we are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we often replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. Only the assets of our VIEs are available to settle the obligations of the respective entities.
Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	March 31, 2023	December 31, 2022
Restricted cash	$50	$48
Timeshare financing receivables, net	1,015	883
Non-recourse debt, net	1,095	1,003
Note 8: Investments in Unconsolidated Affiliates
As of March 31, 2023, we have 25% and 50% ownership interests in BRE Ace LLC and 1776 Holding LLC, respectively, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. For both VIEs, our investment interests are included in the condensed balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the condensed statements of operations as Equity in earnings from unconsolidated affiliates.
Our two unconsolidated affiliates have aggregated debt balances of $380 million and $393 million as of March 31, 2023 and December 31, 2022, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totaled $75 million and $72 million as of March 31, 2023 and December 31, 2022, respectively, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 15: Related Party Transactions for additional information.
Note 9: Intangible Assets
Intangible assets and related accumulated amortization were as follows:

	March 31, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(18)	$—
Management contracts	1,340	(260)	1,080
Club member relationships	139	(42)	97
Capitalized software	171	(104)	67
Total	$1,668	$(424)	$1,244

	December 31, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(17)	$1
Management contracts	1,340	(230)	1,110
Club member relationships	139	(37)	102
Capitalized software	163	(99)	64
Total	$1,660	$(383)	$1,277

Amortization expense on intangible assets was $40 million and $48 million for the three months ended March 31, 2023 and 2022, respectively.
Note 10: Debt & Non-recourse Debt
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	March 31, 2023	December 31, 2022
Debt(1)
Senior secured credit facility
Term loan with a rate of 7.840%, due 2028	$1,281	$1,284
Revolver with a rate of 6.697%, due 2026	328	40
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Other debt	31	29
Total debt, gross	2,990	2,703
Less: unamortized deferred financing costs and discounts(2)(3)	(50)	(52)
Total debt, net	$2,940	$2,651
(1)As of March 31, 2023 and December 31, 2022, weighted-average interest rates were 6.396% and 6.143%, respectively.
(2)Amount includes unamortized deferred financing costs related to our term loan and senior notes of $25 million and $19 million, respectively, as of March 31, 2023 and $26 million and $19 million, respectively, as of December 31, 2022. This amount also includes unamortized original issuance discounts of $6 million and $7 million as of March 31, 2023 and December 31, 2022, respectively.
(3)Amount does not include unamortized deferred financing costs of $4 million as of March 31, 2023 and December 31, 2022, respectively, related to our revolving facility which are included in Other assets in our condensed consolidated balance sheets.
Senior secured credit facilities
As of March 31, 2023, we had $1 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of March 31, 2023. As of March 31, 2023, we have $671 million remaining borrowing capacity under the revolver facility.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the remaining available LIBOR based senior secured credit facility. Therefore, as of March 31, 2023, these interest rate swaps convert the LIBOR based variable rate on our Term Loan to average fixed rates of 1.32% per annum with maturities between 2023 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of March 31, 2023, the notional values of the interest rate swaps under our Term Loan was $705 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the estimated fair value of our cash flow hedges are $51 million and $63 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. The following table reflects the activity in Accumulated other comprehensive income related to our derivative instruments during the three months ended March 31, 2023.

Net unrealized gain on derivative instruments
Balance as of December 31, 2022	$48
Other comprehensive income before reclassifications, net	(6)
Reclassification to net income	(4)
Balance as of March 31, 2023	$38
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of March 31, 2023.

Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	March 31, 2023	December 31, 2022
Non-recourse debt(1)
Timeshare Facility with an average rate of 5.890%, due 2025(3)	$175	$98
HGV Securitized Debt with a weighted average rate of 2.711%, due 2028	37	42
HGV Securitized Debt with a weighted average rate of 3.602%, due 2032	89	98
HGV Securitized Debt with a weighted average rate of 2.431%, due 2033	92	101
HGV Securitized Debt with a weighted average rate of 4.304%, due 2034	152	168
HGV Securitized Debt with a weighted average rate of 4.826%, due 2037	242	251
HGV Securitized Debt with a weighted average rate of 3.658%, due 2039	122	134
Diamond Resorts Owner Trust 2019 with a weighted average rate of 3.255%, due 2032	77	87
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2033	119	134
Total non-recourse debt, gross	1,105	1,113
Less: unamortized deferred financing costs(2)	(10)	(11)
Total non-recourse debt, net	$1,095	$1,102
(1)As of March 31, 2023 and December 31, 2022, weighted-average interest rates were 4.026% and 3.539%, respectively.
(2)Amount relates to securitized debt only and does not include unamortized deferred financing costs of $4 million as of March 31, 2023 and December 31, 2022, respectively, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.
(3)In connection with the amended and restated Timeshare Facility executed in May 2022, the revolving commitment period of the Timeshare Facility terminates in May 2024, however the repayment maturity date extends 12 months beyond the commitment termination date to May 2025.
The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of March 31, 2023, our Timeshare Facility has a remaining borrowing capacity of $575 million.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $50 million as of March 31, 2023 and December 31, 2022, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of March 31, 2023 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2023 (remaining nine months)	$13	$196	$209
2024	16	215	231
2025	15	333	348
2026	342	126	468
2027	13	91	104
Thereafter	2,591	144	2,735
Total	$2,990	$1,105	$4,095

Note 11: Fair Value Measurements
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	March 31, 2023
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,754	$—	$1,880
Liabilities:
Debt, net(2)	2,940	2,435	369
Non-recourse debt, net(2)	1,095	898	173

	December 31, 2022
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,767	$—	$1,910
Liabilities:
Debt, net(2)	2,651	2,413	76
Non-recourse debt, net(2)	1,102	957	97
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
The estimated fair value of our Level 2 derivative financial instruments was determined utilizing projected future cash flows discounted based on an expectation of future interest rates derived from observable market interest rate curves and market volatility. Refer to Note 10: Debt and Non-recourse Debt above.
The estimated fair value of our Level 1 debt and non-recourse debt were based on prices in active debt markets. The estimated fair value of our Level 3 debt and non-recourse debt were based on the following:
•Debt – based on indicative quotes obtained for similar issuances and projected future cash flows discounted at risk-adjusted rates
•Non-recourse debt – based on projected future cash flows discounted at risk-adjusted rates.
Note 12: Income Taxes
The effective tax rate for the three months ended March 31, 2023 and 2022 was approximately 19% and 28%, respectively. The effective tax rate decrease year over year is due to the change in earnings mix of our worldwide income and discrete items in the quarter, primarily unrecognized tax benefits. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21% is primarily due to the benefit of discrete items including share-based compensation and unrecognized tax benefits in the quarter, which offset the impact of state and foreign income taxes.
Note 13: Share-Based Compensation
Stock Plan
We issue restricted stock units (“Service RSUs”), nonqualified stock options (“Options”), and time and performance-vesting restricted stock units (“Performance RSUs”) to certain employees and directors. We recognized share-

based compensation expense of $10 million and $11 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, unrecognized compensation costs for unvested awards were approximately $70 million, which is expected to be recognized over a weighted average period of 1.8 years. As of March 31, 2023, there were 1,818,645 shares of common stock available for future issuance under this plan.
Service RSUs
During the three months ended March 31, 2023, we issued 491,426 Service RSUs with a grant date fair value of $49.14, which generally vest in equal annual installments over three years from the date of grant.
Options
During the three months ended March 31, 2023, we granted 301,215 Options with an exercise price of $49.14, which generally vest over three years from the date of the grant.
The weighted-average grant date fair value of these options was $24.78, which was determined using the Black-Scholes-Merton option-pricing model with the assumptions included in the table below. Expected volatility is calculated using the historical volatility of our share price. Risk-free rate is based on the Treasury Constant Maturity Rate closest to the expected life as of the grant date. Expected term is estimated using the vesting period and contractual term of the Options.

Expected volatility	46.8%
Dividend yield (1)	—%
Risk-free rate	4.2%
Expected term (in years)	6.0
(1)At the date of grant we had no plans to pay dividends during the expected term of these options.
As of March 31, 2023, we had 1,824,886 Options outstanding that were exercisable.
Performance RSUs
During the three months ended March 31, 2023, we issued 119,887 Performance RSUs with a grant date fair value of $49.14. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.
Compensation expense will be recorded through the end of the performance period if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the ESPP, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95% of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. During the three months ended March 31, 2022, we recognized less than $1 million of compensation expense related to this plan.
During fourth quarter of 2022, the Board of Directors amended the ESPP plan to allow eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. The amendment became effective in 2023. During the three months ended March 31, 2023, we recognized less than $1 million of compensation expense related to this plan.

Note 14: Earnings Per Share
The following tables present the calculation of our basic and diluted earnings per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
($ and shares outstanding in millions, except per share amounts)	2023	2022
Basic EPS:
Numerator:
Net income	$73	$51
Denominator:
Weighted average shares outstanding	113	120
Basic EPS(1)	$0.65	$0.42
Diluted EPS:
Numerator:
Net income	$73	$51
Denominator:
Weighted average shares outstanding	114	122
Diluted EPS(1)	$0.64	$0.42
(1)Earnings per share amounts are calculated using whole numbers.
The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period. For the three months ended March 31, 2023, and 2022, we excluded 699,357 and 338,109, respectively, of share-based compensation awards, because their effect would have been anti-dilutive under the treasury stock method.
Share Repurchases
On May 4, 2022, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period. The following table summarizes stock repurchase activity under the share repurchase program as of March 31, 2023:

(in millions)	Shares	Cost
As of December 31, 2022	7	$272
Repurchases	2	85
As of March 31, 2023	9	$357
From April 1, 2023 through April 21, 2023, we repurchased 1.3 million shares for $60 million. As of April 21, 2023, we had $83 million of remaining availability under the share repurchase program.
Note 15: Related Party Transactions
BRE Ace LLC and 1776 Holding, LLC
We hold a 25% ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.”
We hold a 50% ownership interest in 1776 Holding, LLC, a VIE, which owns a timeshare resort property and related operations, known as “Liberty Place Charleston, by Hilton Club.”
We record Equity in earnings from our unconsolidated affiliates in our condensed consolidated statements of operations. See Note 8: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Elara, by Hilton Grand Vacations and Liberty Place Charleston, by Hilton Club. These amounts are summarized in the following table and are included in Sales, marketing, brand, and other fees on our condensed consolidated statements of operations as of the date they became related parties.

	Three Months Ended March 31,
($ in millions)	2023	2022
Equity in earnings from unconsolidated affiliates	$3	$3
Commissions and other fees	$52	$33
We also had $27 million and $23 million of outstanding receivables related to the fee-for-service agreements included in Accounts receivable, net on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
Note 16: Business Segments
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
•Resort operations and club management – We manage the Clubs and earn activation fees, annual dues and transaction fees from member exchanges for other vacation products. We also earn fees for managing the timeshare properties. We generate rental revenue from unit rentals of unsold inventory and inventory made available due to ownership exchanges under our Club programs. We also earn revenue from food and beverage, retail and spa outlets at our timeshare properties.
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
We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.
The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended March 31,
($ in millions)	2023	2022
Revenues:
Real estate sales and financing	$550	$452
Resort operations and club management(1)	302	268
Total segment revenues	852	720
Cost reimbursements	95	66
Intersegment eliminations(1)	(13)	(7)
Total revenues	$934	$779
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marking package stays at resorts. These charges totaled $13 million and $7 million for the three months ended March 31, 2023 and 2022, respectively.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended March 31,
($ in millions)	2023	2022
Adjusted EBITDA:
Real estate sales and financing(1)	$169	$153
Resort operations and club management(1)	109	101
Segment Adjusted EBITDA	278	254
Acquisition and integration-related expense	(17)	(13)
General and administrative	(42)	(42)
Depreciation and amortization	(51)	(60)
License fee expense	(30)	(25)
Other gain, net	1	1
Interest expense	(44)	(33)
Income tax expense	(17)	(20)
Equity in earnings from unconsolidated affiliates	3	3
Impairment expense	—	(3)
Other adjustment items(2)	(8)	(11)
Net income	$73	$51
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)For the three months ended March 31, 2023 and 2022, this amount includes costs associated with stock-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
Note 17: Commitments and Contingencies
Commitments
We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2023, we were committed to purchase approximately $57 million of inventory over a period of two years and $12 million of other commitments in the normal course of business. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.
During the three months ended March 31, 2023, we fulfilled $136 million of purchases required under our inventory commitments. As of March 31, 2023, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Inventory purchase obligations(1)	$—	$57	$—	$—	$—	$—	$57
Other commitments(2)	8	4	—	—	—	—	12
Total	$8	$61	$—	$—	$—	$—	$69
(1)Includes commitments for properties in South Carolina and Japan.
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
As of March 31, 2023, we accrued liabilities of approximately $118 million for all legal matters. Approximately $98 million of these accrued liabilities relate to a judgment entered against Diamond in March 2022 in connection with a case filed in 2015 that was not deemed probable and estimable as of the Acquisition Date. This matter is subject to insurance coverage, and as a result, we recorded an insurance claim receivable of $81 million within Accounts receivable, net in our condensed consolidated balance sheet.
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
Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $344 million as of March 31, 2023, which primarily consist of escrow and subsidy related bonds.
Note 18: Subsequent Events
Management has evaluated all subsequent events through April 27, 2023, the date the condensed consolidated financial statements were available to be issued. The results of management’s analysis indicated no significant subsequent events have occurred that required consideration or adjustments to our disclosures in the unaudited financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
HGV cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond HGV’s control, which may cause the actual results, performance or achievements to be materially different from the future results. Any one or more of these risks or uncertainties could adversely impact HGV’s operations, revenue, operating profits and margins, key business operational metrics discussed under “—Operational Metrics” below, financial condition or credit rating.
For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” and the Summary of Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as supplemented and updated by the risk factors described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.
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
"Collections" refers to the acquired portfolio of resort properties included in Diamond's single- and multi-use trusts.
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
Overview
Our Business
We are a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and timeshare plans; and managing our points-based Hilton Grand Vacations Club and Hilton Club exchange programs and the Diamond points-based multi-resort timeshare clubs and exchange programs.
During 2022, we began offering a new club membership called HGV Max across certain of our sales centers. For any customer who purchases a VOI, this membership provides the ability to use points across all properties within our network. The membership provides new destinations for existing club owners and broader vacation opportunities for new buyers. It also combines the best benefits from our existing programs, new travel benefits, Hilton hotel discounts and benefits and alternative experiential options available to HGV Max owners. Our club offerings, including HGV Max, are collectively referred to as “Clubs”.
As of March 31, 2023, we have over 150 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada, and Japan. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia and feature spacious, condominium-style accommodations with superior amenities and quality service. As of March 31, 2023, we had approximately 519,000 members across our club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort, any property in the Hilton system of 19 industry-leading brands across approximately 7,000 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program.
Our Segments
We operate our business across two segments: (1) Real estate sales and financing; and (2) Resort operations and club management.
Real Estate Sales and Financing
Our primary product includes the marketing and selling of fee-simple VOIs deeded in perpetuity and right to use real estate interests, developed either by us or by third parties. This ownership interest is an interest in real estate generally equivalent to one week on an annual or biennial basis, at the timeshare resort in which the VOI is located. Traditionally, timeshare operators have funded 100% of the investment necessary to acquire land and construct timeshare properties. We source VOIs through developed properties and fee-for-service and just-in-time agreements with third-party developers and have focused our inventory strategy on developing an optimal inventory mix. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory with the sale to purchasers. Sales of owned, including just-in-time, inventory generally result in greater Adjusted EBITDA contributions, while fee-for-service sales require less initial investment and allow us to accelerate our sales growth. Both sales of owned inventory and fee-for-service sales generate long-term, predictable fee streams, by adding to the Club membership base and properties under management, that generate strong returns on invested capital.
Another one of our products is the marketing and selling of beneficial interests in one of our Collections, which are represented by an annual or biennial allotment of points that can be utilized for vacations at any of the resorts in that Collection. In general, purchasers of a VOI in a collection do not acquire a direct ownership interest in the resort properties in the Collection. Rather for each Collection, one or more trustees hold legal title to the deeded fee simple real estate interests or the functional equivalent, or, in some cases, leasehold real estate interests for the benefit of the respective Collection’s association members in accordance with the applicable agreements.

For the three months ended March 31, 2023, sales from fee-for-service and just-in-time inventory were 33%, and 17% of contract sales, respectively. See “Key Business and Financial Metrics and Terms Used by Management — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is $11.7 billion at current pricing. Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 38% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe, and Japan. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have over 50 sales distribution centers in various domestic and international locations. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers, and have an affinity with our brands. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the three months ended March 31, 2023, 69% of our contract sales were to our existing owners, compared to 73% for the three months ended March 31, 2022.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 59% and 65% for the three months ended March 31, 2023 and 2022, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Three Months Ended March 31,
	2023	2022
Weighted-average FICO score	737	740
Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Clubs.
Some of our timeshare financing receivables have been pledged as collateral in our securitization transactions, which have in the past and may in the future provide funding for our business activities. In these securitization transactions, special purpose entities are established to issue various classes of debt securities which are generally collateralized by a single pool of assets consisting of timeshare financing receivables that we service and related cash deposits. For additional information see Note 5: Timeshare Financing Receivables in our condensed consolidated financial statements.
In addition, we earn fees from servicing our securitized timeshare financing receivables and the loans provided by third-party developers of our fee-for-service projects to purchasers of their VOIs.
Resort Operations and Club Management
We enter into management agreements with the HOAs of the timeshare resorts developed by us or a third party. Each of the HOAs is governed by a board of directors comprised of owner and developer representatives that are charged with ensuring the resorts are well-maintained and financially stable. Our services include day-to-day operations of the resorts, maintenance of the resorts, preparation of books and financial records including reports, budgets and projections, arranging for annual audits and maintenance fee billing and collections and personal employment training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee equal to 10% to 15% of the costs to operate the applicable resort. As a result, the fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses and our management fees are unaffected by changes in rental rate or occupancy. We are also reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The original terms of our management agreements typically range from three to five years and the agreements are subject to periodic renewal for one to three-year periods. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term. Since our inception, none of the management agreements relating to our owned or fee-for-service properties have been terminated or lapsed.
We also manage and operate the Clubs and exchange programs. When owners purchase a VOI, they are generally enrolled in a Club which allows the member to exchange their points for a number of vacation options. In addition to an annual membership fee, Club members pay incremental fees depending on exchanges they choose within the Club system.
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

Results of Operations
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Segment Results
The following tables present our revenues by segment. We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	$	%
Revenues:
Real estate sales and financing	$550	$452	$98	21.7
Resort operations and club management	302	268	34	12.7
Total segment revenues	852	720	132	18.3
Cost reimbursements	95	66	29	43.9
Intersegment eliminations(1)	(13)	(7)	(6)	85.7
Total revenues	$934	$779	$155	19.9
(1)Refer to Note 16: Business Segments in our condensed consolidated financial statements for details on the intersegment eliminations.
We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 16: Business Segments in our condensed consolidated financial statements. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key Business and Financial Metrics and Terms Used by Management—EBITDA and Adjusted EBITDA.” The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	$	%
Net income	$73	$51	$22	43.1
Interest expense	44	33	11	33.3
Income tax expense	17	20	(3)	(15.0)
Depreciation and amortization	51	60	(9)	(15.0)
EBITDA	185	164	21	12.8
Other gain, net	(1)	(1)	—	—
Share-based compensation expense	10	11	(1)	(9.1)
Impairment expense	—	3	(3)	(100.0)
Acquisition and integration-related expense	17	13	4	30.8
Other adjustment items(1)	7	12	(5)	(41.7)
Adjusted EBITDA	$218	$202	$16	7.9
(1)These amounts include costs associated with restructuring, one-time charges, the amortization of premiums resulting from purchase accounting and other non-cash items.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$169	$153	$16	10.5
Resort operations and club management(1)	109	101	8	7.9
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	3	3	—	—
License fee expense	(30)	(25)	(5)	20.0
General and administrative(2)	(33)	(30)	(3)	10.0
Adjusted EBITDA	$218	$202	$16	7.9
(1)Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)Excludes segment related share-based compensation, depreciation and other adjustment items.
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	$
Sales of VOIs (deferrals)	$—	$(42)	$42
Sales of VOIs recognitions	4	—	4
Net Sales of VOIs (deferrals) recognitions	4	(42)	46
Cost of VOI sales (deferrals)	—	(13)	13
Cost of VOI sales recognitions	1	—	1
Net Cost of VOI sales (deferrals) recognitions	1	(13)	14
Sales and marketing expense (deferrals)	—	(7)	7
Sales and marketing expense recognitions	1	—	1
Net Sales and marketing expense (deferrals) recognitions	1	(7)	8
Net construction (deferrals) recognitions	$2	$(22)	$24
Real estate sales and financing segment revenues increased by $98 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to an $87 million increase in VOI sales and commissions earned on sales of fee-for-service properties resulting from increased tours and availability of new inventory compared to the same period in 2022. In addition, there was a $10 million increase in financing revenue primarily related to an increase in our loan portfolio and an increase in the weighted average interest rate.
Real estate sales and financing Adjusted EBITDA increased by $16 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the revenue increases discussed above.
Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the Real estate sales and financing segment.

Resort Operations and Club Management
Resort operations and club management segment revenues increased by $34 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to an increase in rental revenue. The rental revenue increase was driven primarily by an increase in the average nightly rates charged as well as an increase in occupied room nights compared to the same period in 2022. The additional increase in Resort operations and club management revenue was due to an increase in resort management revenue, primarily driven by an increase in fees.
Resort operations and club management segment adjusted EBITDA increased by $8 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the increase in Resort and club management and rental revenues described above, partially offset by an increase in resort and club management expenses due to personnel-related costs incurred to service increased arrivals and transaction activity.
Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the Resort operations and club management segment.
Real Estate Sales and Financing Segment
Real Estate

	Three Months Ended March 31,		Variance (1)
($ in millions, except Tour flow and VPG)	2023	2022	$	%
Contract sales	$523	$509	$14	2.8
Adjustments:
Fee-for-service sales(2)	(174)	(129)	(45)	34.9
Provision for financing receivables losses	(30)	(31)	1	(3.2)
Reportability and other:
Net recognition of sales of VOIs under construction(3)	4	(42)	46	NM
Fee-for-service sale upgrades, net	5	4	1	25.0
Other(4)	(10)	(42)	32	(76.2)
Sales of VOIs, net	$318	$269	$49	18.2
Tour flow	130,268	98,601	31,667
VPG	$3,969	$4,849	$(880)
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
Contract sales increased by $14 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the increase in tour flow, partially offset by a decrease in VPG, and new inventory available for sale at our resorts during 2023.

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	$	%
Sales, marketing, brand and other fees	$158	$119	$39	32.8
Less:
Marketing revenue and other fees	51	50	1	2.0
Commissions and brand fees	107	69	38	55.1
Sales of VOIs, net	318	269	49	18.2
Sales revenue	425	338	87	25.7
Less:
Cost of VOI sales	50	40	10	25.0
Sales and marketing expense, net(1)	240	186	54	29.0
Real Estate expense	$290	$226	$64	28.3
Real Estate profit	$135	$112	$23	20.5
Real Estate profit margin	31.8%	33.1%
(1)Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.
Real estate profit increased by $23 million for the three months ended March 31, 2023, compared to the same period in 2022, driven by an increase of $87 million in Sales revenue and offset by an increase in Real estate expense of $64 million.
These increases are primarily due to an increase in Sales of VOIs, net, driven by the recognition of deferred properties under construction and an increase in commissions and brand fees earned on sales of fee-for-service properties for the three months ended March 31, 2023, compared to the same period in 2022. Real estate expenses increased in line with the increases in the related revenues.
Financing

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	$	%
Interest income	$66	$55	$11	20.0
Other financing revenue	8	9	(1)	(11.1)
Financing revenue	74	64	10	15.6
Consumer financing interest expense	11	7	4	57.1
Other financing expense	13	12	1	8.3
Financing expense	24	19	5	26.3
Financing profit	$50	$45	$5	11.1
Financing profit margin	67.6%	70.3%
Financing profit increased by $5 million for the three months ended March 31, 2023, compared to the same period in 2022, driven by an increase of $10 million in financing revenue, partially offset by an increase in financing expense of $5 million.
Financing revenue increased primarily due to interest income driven by an increase in our loan portfolio and an increase in the weighted-average interest rate. Financing expense increased in line with the related revenues and due to the increased costs associated with loan servicing.

Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	$	%
Club management revenue	$51	$51	$—	—
Resort management revenue	80	74	6	8.1
Resort and club management revenues	131	125	6	4.8
Club management expense	15	10	5	50.0
Resort management expense	27	26	1	3.8
Resort and club management expenses	42	36	6	16.7
Resort and club management profit	$89	$89	$—	—
Resort and club management profit margin	67.9%	71.2%
Resort and club management profit for the three months ended March 31, 2023 remained consistent with the same period in 2022. The increase in Resort management revenues were driven by an increase in fee revenue. The increase in Resort and club management expenses is primarily due to personnel related costs incurred to service the increased transactions for the period.
Rental and Ancillary Services

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	$	%
Rental revenues	$147	$124	$23	18.5
Ancillary services revenues	11	12	(1)	(8.3)
Rental and ancillary services revenues	158	136	22	16.2
Rental expenses	143	122	21	17.2
Ancillary services expense	9	10	(1)	(10.0)
Rental and ancillary services expenses	152	132	20	15.2
Rental and ancillary services profit	$6	$4	$2	50.0
Rental and ancillary services profit margin	3.8%	2.9%
    Rental and ancillary services profit increased by $2 million for the three months ended March 31, 2023, compared to the same period in 2022, driven by an increase of $22 million in rental and ancillary services revenue, partially offset by an increase of $20 million in rental and ancillary expenses.
Rental and ancillary services revenue was primarily due to an increase in rental revenue driven by an increase in the average nightly rates charged as well as increase in occupied room nights compared to the same period in 2022. Rental and ancillary services expense increased consistent with the aforementioned increase in rental revenue.
Other Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	$	%
General and administrative	$42	$42	$—	—
Depreciation and amortization	51	60	(9)	(15.0)
License fee expense	30	25	5	20.0
Impairment expense	—	3	(3)	(100.0)
General and administrative expenses for the three months ended March 31, 2023 remained consistent with the same period in 2022. Depreciation and amortization decreased by $9 million, primarily due to decreased amortization expense of intangible assets. License fee expense increased by $5 million, primarily due to increased applicable revenues.

Acquisition and Integration-Related Expense

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	$	%
Acquisition and integration-related expense	$17	$13	$4	30.8
Acquisition and integration-related costs include direct expenses related to the Diamond Acquisition including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For the three months ended March 31, 2023, acquisition and integration-related costs increased by $4 million due to rebranding fees incurred, compared to the same period in 2022.
Non-Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	$	%
Interest expense	$44	$33	$11	33.3
Equity in earnings from unconsolidated affiliates	(3)	(3)	—	—
Other gain, net	(1)	(1)	—	—
Income tax expense	17	20	(3)	(15.0)
The change in non-operating expenses for the three months ended March 31, 2023, compared to the same period in 2022 was primarily due to an increase in interest expense of $11 million, partially offset by a $3 million decrease in income tax expense. For the three months ended March 31, 2023, Interest expense increased by $11 million driven by an increase in interest rates and net proceeds from debt, compared to the same period in 2022. Income tax expense decreased due to discrete items for the three months ended March 31, 2023, primarily unrecognized tax benefits, compared to the same period in 2022.
Liquidity and Capital Resources
Overview
Our cash management objectives are to maintain the availability of liquidity, minimize operational costs, make debt payments and fund future acquisitions and development projects. Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including payroll and related benefits, legal costs, operating costs associated with the operation of our resorts and sales centers, interest and scheduled principal payments on our outstanding indebtedness, inventory-related purchase commitments, and capital expenditures for renovations and maintenance at our offices and sales centers. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, inventory-related purchase commitments and costs associated with potential acquisitions and development projects, including rebranding.
We finance our short- and long-term liquidity needs primarily through cash and cash equivalents, cash generated from our operations, draws on our revolver credit facility, our non-recourse revolving timeshare credit facility (“Timeshare Facility”), and through periodic securitizations of our timeshare financing receivables.
•During the three months ended March 31, 2023, we acquired a property in New York for $136 million from a third-party developer for inventory.
•As of March 31, 2023, we had total cash and cash equivalents of $752 million, including $363 million of restricted cash.
•As of March 31, 2023, we had $671 million remaining borrowing capacity under the revolver facility.
•As of March 31, 2023, we had an aggregate of $575 million remaining borrowing capacity under our Timeshare Facility. Of this amount, we have $312 million of mortgage notes that are available to be securitized and another $279 million of mortgage notes that we expect will become eligible as soon as they meet typical milestones including receipt of first payment, deeding, or recording.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2023, our inventory-related purchase commitments totaled $57 million over 2 years.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,		Variance
($ in millions)	2023	2022	$
Net cash provided by (used in):
Operating activities	$26	$270	$(244)
Investing activities	(11)	(14)	3
Financing activities	183	(133)	316
Operating Activities
Cash flow provided by operating activities is primarily generated from (1) sales and financing of VOIs and (2) net cash generated from managing our resorts, Club operations and providing related rental and ancillary services. Cash flows provided by operating activities primarily include funding our working capital needs and purchase of VOI inventory, including the purchase and development of real estate for future conversion to inventory. Our cash flows from operations generally vary due to the following factors related to the sale of our VOIs; the degree to which our owners finance their purchase and our owners’ repayment of timeshare financing receivables; the timing of management and sales and marketing services provided; and cash outlays for VOI inventory acquisition and development. Additionally, cash flow from operations will also vary depending upon our sales mix of VOIs; over time, we generally receive more cash from the sale of an owned VOI as compared to that from a fee-for-service sale.
Net cash provided by operating activities was $26 million for the three months ended March 31, 2023, compared to $270 million in the same 2022 period in in the prior year. The change was primarily due to our purchase of inventory from a third party developer, and increases in cash utilized for working capital, which is partially offset by an increase in net income during the three months ended March 31, 2023.
The following table summarizes our VOI inventory spending:

	Three Months Ended March 31,
($ in millions)	2023	2022
VOI spending - owned properties(1)	$146	$11
VOI spending - fee-for-service upgrades(2)	4	3
Purchases and development of real estate for future conversion to inventory	2	1
Total VOI inventory spending	$152	$15
(1)For the three months ended March 31, 2023 and 2022, our VOI inventory spending on owned properties relates to deeded properties that are classified as Inventory on our unaudited condensed consolidated balance sheets.
(2)Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects of $3 million and $2 million recorded in Costs of VOI sales for the three months ended March 31, 2023 and 2022, respectively.
Investing Activities
Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.
Net cash used in investing activities was $11 million for the three months ended March 31, 2023 compared to $14 million for the three months ended March 31, 2022. The decrease was due to decreased capital expenditures.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 was $183 million compared to net cash used in financing activities of $133 million for the same period in 2022. The change is an increase of $316 million. The increase was primarily due to an increase the net proceeds from debt of $288 million and lower repayments of non-recourse debt of $115 million compared to 2022, partially offset by $85 million of share repurchases in the current year.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, and obligations associated with our debt, non-recourse debt and the related interest. As of March 31, 2023, we were committed to approximately $5,111 million in contractual obligations over 9 years, $363 million of which will be fulfilled in the remainder of 2023. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 17: Commitments and Contingencies and Note 10: Debt and Non-recourse Debt in our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $344 million as of March 31, 2023 which primarily consist of escrow and subsidy related bonds.
Guarantor Financial Information
Certain subsidiaries, which are listed on Exhibit 22 of this Quarterly Report on Form 10-Q, have guaranteed our obligations related to our senior unsecured 2029 Notes and 2031 Notes (together, “the Notes”). The 2029 Notes were issued in June 2021 with an aggregate principal balance of $850 million, an interest rate of 5.000%, and maturity in June 2029. The 2031 Notes were issued in June 2021 with an aggregate principal balance of $500 million, an interest rate of 4.875%, and maturity in July 2031.
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
The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:

Summarized Financial Information

($ in millions)	March 31, 2023
Assets
Cash and cash equivalents	$269
Restricted cash	241
Accounts receivable, net - due from non-guarantor subsidiaries	79
Accounts receivable, net - due from related parties	27
Accounts receivable, net - other	379
Timeshare financing receivables, net	547
Inventory	1,141
Property and equipment, net	767
Operating lease right-of-use assets, net	69
Investments in unconsolidated affiliates	75
Goodwill	1,416
Intangible assets, net	1,244
Other assets	453
Total assets	$6,707

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$79
Accounts payable, accrued expenses and other - other	988
Advanced deposits	170
Debt, net	2,940
Operating lease liabilities	87
Deferred revenues	213
Deferred income tax liabilities	588
Total liabilities	$5,065

($ in millions)	Three Months Ended March 31, 2023
Total revenues - transactions with non-guarantor subsidiaries	$4
Total revenues - other	804
Operating income	74
Net income	24
Subsequent Events
Management has evaluated all subsequent events through April 27, 2023, the date the unaudited consolidated financial statements were available to be issued. The results of management’s analysis indicated no significant subsequent events have occurred that required consideration or adjustments to our disclosures in the unaudited financial statements.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates. We manage our exposure to these risks by monitoring available financing alternatives and through pricing policies that may take into account currency exchange rates. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) or our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, and due to the previously identified material weakness in our internal controls over financial reporting that is described below, which is still being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023, we identified a material weakness in our internal controls over financial reporting for the year ended December 31, 2022 due to Diamond. Diamond, which was privately owned prior to our acquisition in August 2021 and, accordingly, not a reporting company under the Exchange Act, did not adequately identify, design and implement the process-level controls for its significant processes that are necessary for compliance with the requirements for reporting companies pursuant to the Exchange Act and Diamond did not have appropriate information technology controls for its information technology systems or such controls did not operate for a sufficient period of time prior to the assessment date. These deficiencies neither pertained to, nor impacted, any of the processes, controls or procedures related to the historical business of the Company outside of Diamond. Additionally, the material weakness did not result in any identified misstatements to our financial statements, and there were no changes to previously released financial results.
Notwithstanding the previously identified material weakness, which continues to be remediated, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Ongoing Remediation Efforts to Address the Previously Identified Material Weakness
Management has enhanced, and will continue to enhance, the risk assessment process and design and implementation of internal controls over financial reporting at Diamond. The remediation measures to correct the previously identified material weakness include enhancing the design and implementation of existing controls and creating new controls as needed to address identified risks and providing additional training to personnel including the appropriate level of documentation to be maintained to support internal controls over financial reporting.
The previously identified material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the material weakness will be remediated by the end of 2023.
Changes in Internal Controls Over Financial Reporting
Other than with respect to the remediation efforts described above in connection with the previously identified material weakness, there were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
Information with respect to this item may be found in Note 17: Commitments and Contingencies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
As of March 31, 2023, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. These risk factors may be important to understanding statements in the Form 10-Q and should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, "Financial Statements" and Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.
The risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, contain forward-looking statements, and they may not be the only risks facing the Company. The future business, results of operations and financial condition of the Company can be affected by the risk factors described in such reports and by other factors currently unknown, that management presently believes not to be material, that management has made certain forward-looking projections, estimates or assumptions on, or that may rapidly evolve, develop or change. Any one or more of such factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially and adversely from past, or from anticipated future financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, results of operations and financial condition and the trading price of our common stock. Because of these factors affecting our financial condition, key business operational metrics, and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
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
During the three months ended March 31, 2023, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 1 – January 31, 2023	878,640	$43.43	878,640	$189,807,235
February 1 – February 28, 2023	896,281	47.01	896,281	147,669,929
March 1 – March 31, 2023	95,000	47.78	95,000	143,131,119
Total	1,869,921	$45.37	1,869,921
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

10.1	Hilton Grand Vacations Inc. Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 10, 2023).

10.2*	Form of Nonqualified Stock Option Agreement (for the CEO) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan.

10.3*	Form of Nonqualified Stock Option Agreement (for all participants other than the CEO) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan.

22*	List of Issuer Subsidiaries of Guaranteed Securities and Guarantor Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.NS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
_____________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April 2023.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Senior Executive Vice President and Chief Financial Officer