Form 10-Q
period 2023-06-30
Hilton Grand Vacations Inc.
filed 2023-08-03
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 27, 2023 was 110,046,778.

HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$252	$223
Restricted cash	336	332
Accounts receivable, net of allowance for doubtful accounts of $63 and $52	485	511
Timeshare financing receivables, net	1,778	1,767
Inventory	1,280	1,159
Property and equipment, net	807	798
Operating lease right-of-use assets, net	63	76
Investments in unconsolidated affiliates	72	72
Goodwill	1,416	1,416
Intangible assets, net	1,213	1,277
Other assets	449	373
TOTAL ASSETS (variable interest entities - $1,108 and $948)	$8,151	$8,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and other	$1,043	$1,007
Advanced deposits	185	150
Debt, net	2,942	2,651
Non-recourse debt, net	882	1,102
Operating lease liabilities	83	94
Deferred revenues	253	190
Deferred income tax liabilities	658	659
Total liabilities (variable interest entities - $883 and $1,005)	6,046	5,853
Commitments and contingencies - see Note 17
Stockholders' Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 109,929,447 shares issued and outstanding as of June 30, 2023 and 113,628,706 shares issued and outstanding as of December 31, 2022	1	1
Additional paid-in capital	1,541	1,582
Accumulated retained earnings	539	529
Accumulated other comprehensive income	24	39
Total stockholders' equity	2,105	2,151
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,151	$8,004
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Sales of VOIs, net	$355	$361	$673	$630
Sales, marketing, brand and other fees	173	161	331	280
Financing	76	64	150	128
Resort and club management	133	124	264	249
Rental and ancillary services	173	171	331	307
Cost reimbursements	97	67	192	133
Total revenues	1,007	948	1,941	1,727
Expenses
Cost of VOI sales	48	65	98	105
Sales and marketing	336	284	637	527
Financing	24	22	48	41
Resort and club management	44	37	86	73
Rental and ancillary services	154	150	306	282
General and administrative	48	66	90	108
Acquisition and integration-related expense	13	17	30	30
Depreciation and amortization	52	64	103	124
License fee expense	34	32	64	57
Impairment expense (reversal)	3	(3)	3	—
Cost reimbursements	97	67	192	133
Total operating expenses	853	801	1,657	1,480
Interest expense	(44)	(35)	(88)	(68)
Equity in earnings from unconsolidated affiliates	2	4	5	7
Other gain (loss), net	3	(2)	4	(1)
Income before income taxes	115	114	205	185
Income tax expense	(35)	(41)	(52)	(61)
Net income	$80	$73	$153	$124
Earnings per share:
Basic	$0.72	$0.60	$1.37	$1.03
Diluted	$0.71	$0.60	$1.35	$1.01
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$80	$73	$153	$124
Derivative instrument adjustments, net of tax	5	10	(5)	32
Foreign currency translation adjustments	(10)	(6)	(10)	(6)
Other comprehensive (loss) income, net of tax	(5)	4	(15)	26
Comprehensive income	$75	$77	$138	$150
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$153	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	124
Amortization of deferred financing costs, acquisition premiums and other	14	25
Provision for financing receivables losses	71	71
Impairment expense	3	—
Other (gain) loss, net	(4)	2
Share-based compensation	26	26
Equity in earnings from unconsolidated affiliates	(5)	(7)
Return on investments in unconsolidated affiliates	6	—
Net changes in assets and liabilities:
Accounts receivable, net	26	(73)
Timeshare financing receivables, net	(96)	(52)
Inventory	(67)	20
Purchases and development of real estate for future conversion to inventory	(6)	(1)
Other assets	(134)	(159)
Accounts payable, accrued expenses and other	32	290
Advanced deposits	35	17
Deferred revenues	63	123
Net cash provided by operating activities	220	530
Investing Activities
Capital expenditures for property and equipment (excluding inventory)	(9)	(19)
Software capitalization costs	(16)	(16)
Net cash used in investing activities	(25)	(35)
Financing Activities
Proceeds from debt	438	—
Proceeds from non-recourse debt	175	402
Repayment of debt	(157)	(132)
Repayment of non-recourse debt	(397)	(697)
Payment of debt issuance costs	—	(7)
Repurchase and retirement of common stock	(206)	(78)
Payment of withholding taxes on vesting of restricted stock units	(14)	(8)
Proceeds from employee stock plan purchases	4	2
Proceeds from stock option exercises	7	1
Other	(2)	(1)
Net cash used in financing activities	(152)	(518)
Effect of changes in exchange rates on cash, cash equivalents & restricted cash	(10)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	33	(29)
Cash, cash equivalents and restricted cash, beginning of period	555	695
Cash, cash equivalents and restricted cash, end of period	588	666
Less: Restricted cash	336	292
Cash and cash equivalents	$252	$374
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	113	$1	$1,582	$529	$39	$2,151
Net income	—	—	—	73	—	73
Activity related to share-based compensation	1	—	3	—	—	3
Derivative instrument adjustments, net of tax	—	—	—	—	(10)	(10)
Repurchase and retirement of common stock, net of tax	(2)	—	(26)	(59)	—	(85)
Balance as of March 31, 2023	112	$1	$1,559	$543	$29	$2,132
Net income	—	—	—	80	—	80
Activity related to share-based compensation	—	—	16	—	—	16
Employee stock plan issuance	—	—	4	—	—	4
Foreign currency translation adjustments	—	—	—	—	(10)	(10)
Derivative instrument adjustments, net of tax	—	—	—	—	5	5
Repurchase and retirement of common stock, net of tax	(3)	—	(38)	(84)	—	(122)
Balance as of June 30, 2023	109	$1	$1,541	$539	$24	$2,105

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	120	$1	$1,630	$357	$—	$1,988
Net income	—	—	—	51	—	51
Activity related to share-based compensation	—	—	4	—	—	4
Derivative instrument adjustments, net of tax	—	—	—	—	22	22
Balance as of March 31, 2022	120	$1	$1,634	$408	$22	$2,065
Net income	—	—	—	73	—	73
Activity related to share-based compensation	—	—	16	—	—	16
Employee stock plan issuance	—	—	2	—	—	2
Foreign currency translation adjustments	—	—	—	—	(6)	(6)
Derivative instrument adjustments, net of tax	—	—	—	—	10	10
Repurchase and retirement of common stock	(2)	—	(26)	(57)	—	(83)
Balance as of June 30, 2022	118	$1	$1,626	$424	$26	$2,077
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
As of June 30, 2023, we had over 150 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Japan. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia.
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
Recently Adopted Accounting Pronouncements
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

NOTE 3: REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables show our disaggregated revenues by product and segment from contracts with customers. We operate our business in the following two segments: (i) Real estate sales and financing and (ii) Resort operations and club management. See Note 16: Business Segments for more information related to our segments.

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Sales and Financing Segment	2023	2022	2023	2022
Sales of VOIs, net	$355	$361	$673	$630
Sales, marketing, brand and other fees	173	161	331	280
Interest income	65	54	131	109
Other financing revenue	11	10	19	19
Real estate sales and financing segment revenues	$604	$586	$1,154	$1,038

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Resort Operations and Club Management Segment	2023	2022	2023	2022
Club management	$53	$51	$104	$102
Resort management	80	73	160	147
Rental(1)	162	155	309	279
Ancillary services	11	16	22	28
Resort operations and club management segment revenues	$306	$295	$595	$556
(1)Excludes intersegment transactions. See Note 16: Business Segments for additional information.
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
The following table provides information on our accounts receivable from contracts with customers which are included in Accounts receivable, net on our condensed consolidated balance sheets:

($ in millions)	June 30, 2023	December 31, 2022
Receivables	$324	$322
Contract liabilities include payments received or due in advance of satisfying our performance obligations. Such contract liabilities include advance deposits received on prepaid vacation packages for future stays at our resorts, deferred revenues related to sales of VOIs of projects under construction, Club activation fees and annual dues, the liability for bonus points awarded to our customers for purchase of VOIs at our properties or properties under our fee-for-service arrangements that may be redeemed in the future, deferred maintenance fees and other deferred revenue.

The following table presents the composition of our contract liabilities:

($ in millions)	June 30, 2023	December 31, 2022
Contract liabilities:
Advanced deposits	$185	$150
Deferred sales of VOIs of projects under construction	6	3
Club dues and Club activation fees	142	76
Bonus point incentive liability(1)	101	106
Deferred maintenance fees	29	14
Other deferred revenue	31	42
(1)The balance includes $56 million and $51 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the three and six months ended June 30, 2023, that was included in the contract liabilities balance at December 31, 2022, was approximately $43 million and $99 million, respectively.
Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. Contract assets were $7 million as of June 30, 2023 and $9 million as of December 31, 2022.
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
The following table presents the deferred revenue, cost of VOI sales and direct selling costs from sales of VOIs related to projects under construction as of June 30, 2023 and December 31, 2022:

($ in millions)	June 30, 2023	December 31, 2022
Sales of VOIs, net	$6	$3
Cost of VOI sales	1	1
Sales and marketing expense	1	1
During the six months ended June 30, 2023, we recognized $4 million of sales of VOIs, net, offset by deferrals of $6 million, related to sales of projects under construction, some of which were completed during the year. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of June 30, 2023 upon their completion in 2024.
The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Bonus points incentive liability as of June 30, 2023:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$185	18 months	Upon customer stays
Club activation fees	65	7 years	Straight-line basis over average inventory holding period
Bonus point incentive liability	101	18 - 30 months	Upon redemption

NOTE 4: ACCOUNTS RECEIVABLE
Accounts receivable within the scope of ASC 326 are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	June 30, 2023	December 31, 2022
Fee-for-service commissions	$69	$91
Real estate and financing	44	59
Resort and club operations	211	179
Tax receivables	75	84
Insurance claims receivable	82	81
Other receivables	4	17
Total	$485	$511
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates. We have allowances for our accounts receivable to account for fee-for-service commissions, trade accounts receivable, marketing packages, club dues and activation fees.
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
The following table presents the components of each portfolio segment by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Securitized	$672	$788	$212	$262
Unsecuritized(1)	1,206	971	414	447
Timeshare financing receivables, gross	$1,878	$1,759	$626	$709
Unamortized non-credit acquisition premium(2)	—	—	34	41
Less: allowance for financing receivables losses	(447)	(404)	(313)	(338)
Timeshare financing receivables, net	$1,431	$1,355	$347	$412
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
(2)Non-credit premium of $97 million was recognized at the Acquisition Date, of which $34 million and $41 million remains unamortized as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, we had timeshare financing receivables with a carrying value of $262 million and $105 million, respectively, securing the Timeshare Facility.
We record an estimate of variable consideration for defaults as a reduction of revenue from VOI sales at the time revenue is recognized. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. During both the six months ended June 30, 2023 and 2022, we recorded an adjustment to our estimate of variable consideration of $71 million.
We recognize interest income on our timeshare financing receivables as earned. As of both June 30, 2023 and December 31, 2022, we had interest receivable outstanding of $13 million on our originated timeshare financing receivables. As of June 30, 2023 and December 31, 2022, we had interest receivable outstanding of $3 million and $4 million, respectively, on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of June 30, 2023, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 14.7%, a weighted-average remaining term of 8.2 years and maturities through 2038. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 15.7%, a weighted-average remaining term of 7.2 years and maturities through 2033.
We apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees; interest; principal; and late charges. Once a loan is 91 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 91 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 121 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process is complete.
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
Our gross acquired timeshare financing receivables as of June 30, 2023 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2023 (remaining six months)	$20	$27	$47
2024	29	39	68
2025	31	44	75
2026	31	48	79
2027	32	51	83
Thereafter	69	205	274
Total	$212	$414	$626

Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of June 30, 2023 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2023 (remaining six months)	$44	$50	$94
2024	89	82	171
2025	90	93	183
2026	90	104	194
2027	86	115	201
Thereafter	273	762	1,035
Total	$672	$1,206	$1,878
Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2022	$404	$338
Provision for financing receivables losses(1)	71	—
Write-offs	(33)	(28)
Inventory recoveries	—	8
Upgrades(2)	5	(5)
Balance as of June 30, 2023	$447	$313

($ in millions)	Originated	Acquired
Balance as of December 31, 2021	$280	$482
Provision for financing receivables losses(1)	71	—
Write-offs	(37)	(60)
Inventory recoveries	—	17
Upgrades(2)	34	(34)
Balance as of June 30, 2022	$348	$405
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

Our gross balances by average FICO score of our Legacy-HGV timeshare financing receivables were as follows:

	Legacy-HGV Timeshare Financing Receivables
($ in millions)	June 30, 2023	December 31, 2022
FICO score
700+	$800	$763
600-699	288	270
<600	36	37
No score(1)	179	174
Total	$1,303	$1,244
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following table details our gross Legacy-HGV timeshare financing receivables by the origination year and average FICO score as of June 30, 2023:

($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$194	$260	$115	$40	$73	$118	$800
600-699	60	96	43	15	27	47	288
<600	7	12	6	2	3	6	36
No score(1)	38	47	22	15	22	35	179
Total	$299	$415	$186	$72	$125	$206	$1,303

Current period gross write-offs	$—	$3	$6	$3	$6	$9	$27
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of June 30, 2023 and December 31, 2022, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $84 million and $76 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-HGV Timeshare Financing Receivables
	June 30, 2023
($ in millions)	Securitized	Unsecuritized	Total
Current	$538	$659	$1,197
31 - 90 days past due	9	13	22
91 - 120 days past due	3	3	6
121 days and greater past due	4	74	78
Total	$554	$749	$1,303

	Legacy-HGV Timeshare Financing Receivables
	December 31, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$631	$520	$1,151
31 - 90 days past due	9	8	17
91 - 120 days past due	3	2	5
121 days and greater past due	4	67	71
Total	$647	$597	$1,244
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
Our gross balances by average FICO score of our Legacy-Diamond acquired and originated timeshare financing receivables were as follows:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	June 30, 2023	December 31, 2022
FICO score
700+	$322	$373
600-699	238	265
<600	52	55
No score(1)	14	16
Total	$626	$709
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	June 30, 2023	December 31, 2022
FICO score
700+	$349	$321
600-699	191	163
<600	29	26
No score(1)	6	5
Total	$575	$515
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following tables detail our gross Legacy-Diamond acquired and originated timeshare financing receivables by the origination year and average FICO score as of June 30, 2023:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$—	$—	$55	$69	$85	$113	$322
600-699	—	—	40	45	60	93	238
<600	—	—	10	12	10	20	52
No score(1)	—	—	1	4	2	7	14
Total	$—	$—	$106	$130	$157	$233	$626

Current period gross write-offs	$—	$—	$4	$5	$8	$11	$28
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$99	$188	$62	$—	$—	$—	$349
600-699	49	105	37	—	—	—	191
<600	6	15	8	—	—	—	29
No score(1)	2	3	1	—	—	—	6
Total	$156	$311	$108	$—	$—	$—	$575

Current period gross write-offs	$—	$3	$3	$—	$—	$—	$6
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of June 30, 2023 and December 31, 2022, we had ceased accruing interest on Legacy-Diamond timeshare financing receivables with an aggregate principal balance of $416 million and $377 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-Diamond Timeshare Financing Receivables
	June 30, 2023
($ in millions)	Securitized	Unsecuritized	Total
Current	$304	$450	$754
31 - 90 days past due	11	20	31
91 - 120 days past due	4	9	13
121 days and greater past due	11	392	403
Total	$330	$871	$1,201

	Legacy-Diamond Timeshare Financing Receivables
	December 31, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$373	$442	$815
31 - 90 days past due	13	19	32
91 - 120 days past due	4	8	12
121 days and greater past due	13	352	365
Total	$403	$821	$1,224
NOTE 6: INVENTORY
Inventory was comprised of the following:

($ in millions)	June 30, 2023	December 31, 2022
Completed unsold VOIs	$1,273	$1,096
Construction in process	6	62
Land, infrastructure and other	1	1
Total	$1,280	$1,159
During the six months ended June 30, 2023, we acquired a property in New York for $136 million from a third-party developer for inventory. Under the purchase agreement, there are no further inventory commitments related to this property.

The table below presents costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Cost of sales true-up(1)	$13	$2	$29	$9
(1)For the three and six months ended June 30, 2023 and 2022, respectively, the costs of sales true-up decreased costs of VOI sales and increased inventory.

The table below presents expenses incurred, recorded in Cost of VOI sales, related to granting credit to customers for their existing ownership when upgrading into fee-for service projects.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Cost of VOI sales related to fee-for-service upgrades	$3	$2	$6	$4
NOTE 7: CONSOLIDATED VARIABLE INTEREST ENTITIES
As of June 30, 2023, we consolidated 9 VIEs. The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
We have determined that we are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are also the servicer of these timeshare financing receivables and we often replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the right to receive benefits that could be significant to them. Only the assets of our VIEs are available to settle the obligations of the respective entities.
Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	June 30, 2023	December 31, 2022
Restricted cash	$48	$48
Timeshare financing receivables, net	1,048	883
Non-recourse debt, net	882	1,003
NOTE 8: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of June 30, 2023, we have 25% and 50% ownership interests in BRE Ace LLC and 1776 Holding LLC, respectively, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. For both VIEs, our investment interests are included in the condensed consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the condensed consolidated statements of operations as Equity in earnings from unconsolidated affiliates.
During the three and six months ended June 30, 2023, we received a cash distribution of approximately $6 million from our investment in BRE Ace LLC.
Our two unconsolidated affiliates have aggregated debt balances of $410 million and $393 million as of June 30, 2023 and December 31, 2022, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totaled $72 million as of June 30, 2023 and December 31, 2022, respectively, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 15: Related Party Transactions for additional information.

NOTE 9: INTANGIBLE ASSETS
Intangible assets and related accumulated amortization were as follows:

	June 30, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(18)	$—
Management contracts	1,340	(289)	1,051
Club member relationships	139	(47)	92
Capitalized software	180	(110)	70
Total	$1,677	$(464)	$1,213

	December 31, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(17)	$1
Management contracts	1,340	(230)	1,110
Club member relationships	139	(37)	102
Capitalized software	163	(99)	64
Total	$1,660	$(383)	$1,277
Amortization expense on intangible assets was $38 million and $49 million for the three months ended June 30, 2023 and 2022, respectively, and $78 million and $97 million for the six months ended June 30, 2023 and 2022, respectively.
NOTE 10: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	June 30, 2023	December 31, 2022
Debt(1)
Senior secured credit facility
Term loan with a rate of 8.217%, due 2028	$1,277	$1,284
Revolver with a rate of 7.108%, due 2026	328	40
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Other debt	35	29
Total debt, gross	2,990	2,703
Less: unamortized deferred financing costs and discounts(2)(3)	(48)	(52)
Total debt, net	$2,942	$2,651
(1)As of June 30, 2023 and December 31, 2022, weighted-average interest rates were 6.598% and 6.143%, respectively.
(2)Amount includes unamortized deferred financing costs related to our term loan and senior notes of $24 million and $18 million, respectively, as of June 30, 2023 and $26 million and $19 million, respectively, as of December 31, 2022. This amount also includes unamortized original issuance discounts of $6 million and $7 million as of June 30, 2023 and December 31, 2022, respectively.
(3)Amount does not include unamortized deferred financing costs of $4 million as of June 30, 2023 and December 31, 2022, respectively, related to our revolving facility which are included in Other assets in our condensed consolidated balance sheets.
Senior secured credit facility
As of June 30, 2023, we had $1 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of June 30, 2023. As of June 30, 2023, we have $671 million remaining borrowing capacity under the revolver facility.
On May 31, 2023, we amended our Credit Facility Agreement to transition from London Interbank Offered Rate (“LIBOR”) reference rates to Secured Overnight Financing Rate (“SOFR”) reference rates. We applied the optional expedients in ASC 848, Reference Rate Reform (“ASC 848”), accounting for the modification as a continuation of the existing contract. Therefore, the transition did not require remeasurement at the modification date or a reassessment of previous accounting determinations, and the change in reference rates will be applied prospectively from the amendment date.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the remaining available SOFR based senior secured credit facility. During the second quarter of 2023, we amended certain interest rate swap contracts to transition from one-month LIBOR to one-month SOFR as the floating interest rate. The notional amount of the amended contracts was $550 million. The remaining $184 million interest rate swaps were not amended as of June 30, 2023. We did not de-designate the interest rate swaps with a floating interest rate to one-month LIBOR as we are permitted to maintain the designation as part of the transitional relief in accordance with ASC 848. Transaction costs incurred for the swap amendments were de minimis.
As of June 30, 2023, these interest rate swaps convert the SOFR based variable rate on our Term Loan to average fixed rates of 1.29% per annum with maturities between 2023 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of June 30, 2023, the total notional values of the interest rate swaps under our Term Loan was $703 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the estimated fair value of our cash flow hedges was $57 million and $63 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.
The following table reflects the activity, net of tax, in Accumulated other comprehensive income related to our derivative instruments during the six months ended June 30, 2023.

Net unrealized gain on derivative instruments
Balance as of December 31, 2022	$48
Other comprehensive income before reclassifications, net	4
Reclassification to net income	(9)
Balance as of June 30, 2023	$43
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of June 30, 2023.
Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	June 30, 2023	December 31, 2022
Non-recourse debt(1)
Timeshare Facility with an average rate of 6.080%, due 2025(3)	$40	$98
HGV Securitized Debt with a weighted average rate of 2.711%, due 2028	32	42
HGV Securitized Debt with a weighted average rate of 3.602%, due 2032	80	98
HGV Securitized Debt with a weighted average rate of 2.431%, due 2033	84	101
HGV Securitized Debt with a weighted average rate of 4.304%, due 2034	139	168
HGV Securitized Debt with a weighted average rate of 4.826%, due 2037	228	251
HGV Securitized Debt with a weighted average rate of 3.658%, due 2039	112	134
Diamond Resorts Owner Trust 2019 with a weighted average rate of 3.255%, due 2032	68	87
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2033	108	134
Total non-recourse debt, gross	891	1,113
Less: unamortized deferred financing costs(2)	(9)	(11)
Total non-recourse debt, net	$882	$1,102
(1)As of June 30, 2023 and December 31, 2022, weighted-average interest rates were 3.799% and 3.539%, respectively.
(2)Amount relates to securitized debt only and does not include unamortized deferred financing costs of $3 million and $4 million as of June 30, 2023 and December 31, 2022, respectively, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.
(3)The revolving commitment period of the Timeshare Facility terminates in May 2024, however the repayment maturity date extends 12 months beyond the commitment termination date to May 2025.

The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of June 30, 2023, our Timeshare Facility has a remaining borrowing capacity of $710 million.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $48 million and $50 million as of June 30, 2023 and December 31, 2022, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of June 30, 2023 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2023 (remaining six months)	$9	$128	$137
2024	17	215	232
2025	16	197	213
2026	344	124	468
2027	13	89	102
Thereafter	2,591	138	2,729
Total	$2,990	$891	$3,881
NOTE 11: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	June 30, 2023
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,778	$—	$1,900
Liabilities:
Debt, net(2)	2,942	2,442	371
Non-recourse debt, net(2)	882	795	40

	December 31, 2022
		Hierarchy Level
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,767	$—	$1,910
Liabilities:
Debt, net(2)	2,651	2,413	76
Non-recourse debt, net(2)	1,102	957	97
(1)Carrying amount net of allowance for financing receivables losses.
(2)Carrying amount net of unamortized deferred financing costs and discounts.
Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values. The table above excludes interest rate swaps discussed below and cash and cash equivalents, restricted cash, accounts receivable and advance deposits, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

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
NOTE 12: INCOME TAXES
The effective tax rate for the three months ended June 30, 2023 and 2022 was approximately 30% and 36%, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 was approximately 25% and 33%, respectively. The effective tax rate decrease year over year is due to the change in earnings mix of our worldwide income and discrete items, primarily unrecognized tax benefits. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21% is primarily due to the impact of state and foreign income taxes, offset by the benefit of discrete items including share-based compensation and unrecognized tax benefits.
NOTE 13: SHARE-BASED COMPENSATION
Stock Plan
On May 3, 2023, the 2023 Omnibus Incentive Plan (“2023 Plan”) was approved by our shareholders to replace the 2017 Omnibus Incentive Plan and the 2017 Plan for Non-Employee Directors (the “2017 Plans”). The 2023 Plan authorizes the issuance of restricted stock units (“Service RSUs”), nonqualified stock options (“Options”), time and performance-vesting restricted stock units (“Performance RSUs”), and stock appreciation rights (“SARs”) to certain employees and directors. Pursuant to the 2023 Plan, 5,240,000 shares of our common stock are reserved for issuance. The 2017 Plans remain in place until all of the awards previously granted thereunder have been paid, forfeited or expired. Shares underlying awards that are canceled or forfeited under the 2017 Plans without the issuance of any shares are added to the 2023 Plan share pool. However, the shares which remained available for issuance under the 2017 Plans are no longer available for issuance, and all future awards will be granted pursuant to the 2023 Plan. As of June 30, 2023, there were 5,266,105 shares of common stock available for future issuance under the 2023 plan. We recognized share-based compensation expense of $15 million for the three months ended June 30, 2023 and 2022, respectively, and $25 million and $26 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, unrecognized compensation costs for unvested awards was approximately $53 million, which is expected to be recognized over a weighted average period of 1.8 years.
Service RSUs
During the six months ended June 30, 2023, we issued 517,478 Service RSUs with a grant date fair value of $48.81, which generally vest in equal annual installments over three years from the date of grant.
Options
During the six months ended June 30, 2023, we granted 301,215 Options with an exercise price of $49.14, which generally vest over three years from the date of the grant.
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
As of June 30, 2023, we had 1,726,413 Options outstanding that were exercisable.
Performance RSUs
During the six months ended June 30, 2023, we issued 119,887 Performance RSUs with a grant date fair value of $49.14. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets. We determined that the performance conditions for our Performance RSUs are probable of achievement and, for the three and six months ended June 30, 2023, we recognized compensation expense based on the number of Performance RSUs we expect to vest.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the ESPP, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95% of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. During the three and six months ended June 30, 2022, we recognized less than $1 million of compensation expense related to this plan, respectively.
During fourth quarter of 2022, the Board of Directors amended the ESPP plan to allow eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. The amendment became effective in 2023. During the three and six months ended June 30, 2023, we recognized less than $1 million of compensation expense related to this plan.
NOTE 14: EARNINGS PER SHARE
The following tables present the calculation of our basic and diluted earnings per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares outstanding in millions, except per share amounts)	2023	2022	2023	2022
Basic EPS:
Numerator:
Net income	$80	$73	$153	$124
Denominator:
Weighted average shares outstanding	111	121	112	120
Basic EPS(1)	$0.72	$0.60	$1.37	$1.03
Diluted EPS:
Numerator:
Net income	$80	$73	$153	$124
Denominator:
Weighted average shares outstanding	112	122	113	122
Diluted EPS(1)	$0.71	$0.60	$1.35	$1.01
(1)Earnings per share amounts are calculated using whole numbers.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period. For the three and six months ended June 30, 2023, we excluded 1,111,202 and 880,806, respectively, and 839,347 and 485,808 for the three and six months ended June 30, 2022, respectively, of share-based compensation awards, because their effect would have been anti-dilutive under the treasury stock method.
Share Repurchases
On May 4, 2022, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2022 Repurchase Plan"). On May 3, 2023, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2023 Repurchase Plan") which is in addition to the 2022 Repurchase Plan. The following table summarizes stock repurchase activity under the share repurchase program as of June 30, 2023:

(in millions)	Shares	Cost
As of December 31, 2022	7	$272
Repurchases	5	206
As of June 30, 2023	12	$478
As of June 30, 2023, we had $522 million of remaining availability under the share repurchase programs, of which $22 million was under the 2022 Repurchase Plan and $500 million was under the 2023 Repurchase Plan.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Equity in earnings from unconsolidated affiliates	$2	$4	$5	$7
Commissions and other fees	56	47	108	81
We also had $17 million and $23 million of outstanding receivables related to the fee-for-service agreements included in Accounts receivable, net on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
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
The performance of our operating segments, which are also our reportable segments, is evaluated primarily based on adjusted earnings before interest expense (excluding non-recourse debt), taxes, depreciation and amortization (“EBITDA”). We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) other gains, including asset dispositions and foreign currency transactions; (ii) debt restructurings/retirements; (iii) non-cash impairment losses; (iv) share-based and other compensation expenses; and (v) other items, including but not limited to costs associated with acquisitions, restructuring, amortization of premiums and discounts resulting from purchase accounting, and other non-cash and one-time charges.
We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.
The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Revenues:
Real estate sales and financing	$604	$586	$1,154	$1,038
Resort operations and club management(1)	320	303	622	571
Total segment revenues	924	889	1,776	1,609
Cost reimbursements	97	67	192	133
Intersegment eliminations(1)	(14)	(8)	(27)	(15)
Total revenues	$1,007	$948	$1,941	$1,727
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marking package stays at resorts. These charges totaled $14 million and $8 million, respectively, for the three months ended June 30, 2023 and 2022, and $27 million and $15 million, respectively, for the six months ended June 30, 2023 and 2022.
The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Adjusted EBITDA:
Real estate sales and financing(1)	$189	$218	$358	$371
Resort operations and club management(1)	123	119	232	220
Segment Adjusted EBITDA	312	337	590	591
Acquisition and integration-related expense	(13)	(17)	(30)	(30)
General and administrative	(48)	(66)	(90)	(108)
Depreciation and amortization	(52)	(64)	(103)	(124)
License fee expense	(34)	(32)	(64)	(57)
Other gain (loss), net	3	(2)	4	(1)
Interest expense	(44)	(35)	(88)	(68)
Income tax expense	(35)	(41)	(52)	(61)
Equity in earnings from unconsolidated affiliates	2	4	5	7
Impairment (expense) reversal	(3)	3	(3)	—
Other adjustment items(2)	(8)	(14)	(16)	(25)
Net income	$80	$73	$153	$124
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)For the three and six months ended June 30, 2023 and 2022, these amounts include costs associated with stock-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.

NOTE 17: COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2023, we were committed to purchase approximately $57 million of inventory over a period of two years and $36 million of other commitments in the normal course of business. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.
During the six months ended June 30, 2023, we fulfilled $136 million of purchases required under our inventory commitments. As of June 30, 2023, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Inventory purchase obligations(1)	$—	$57	$—	$—	$—	$—	$57
Other commitments(2)	26	7	3	—	—	—	36
Total	$26	$64	$3	$—	$—	$—	$93
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
As of June 30, 2023, we accrued liabilities of approximately $119 million for all legal matters. Approximately $99 million of these accrued liabilities relate to a judgment entered against Diamond in March 2022 in connection with a case filed in 2015 that was not deemed probable and estimable as of the Acquisition Date. This matter is subject to insurance coverage, and as a result, we recorded an insurance claim receivable of $82 million within Accounts receivable, net in our condensed consolidated balance sheet as of June 30, 2023.
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
Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $356 million as of June 30, 2023, which primarily consist of escrow and subsidy related bonds.
NOTE 18: SUBSEQUENT EVENTS
Management has evaluated all subsequent events through August 3, 2023, the date the condensed consolidated financial statements were available to be issued. The results of management’s analysis indicated no significant subsequent events have occurred that required consideration or adjustments to our disclosures in the unaudited financial statements.

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
“Collections” refers to the acquired portfolio of resort properties included in Diamond's single- and multi-use trusts.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q includes discussion of terms that are not recognized terms under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and financial measures that are not calculated in accordance with U.S. GAAP, including earnings before interest expense (excluding interest expense relating to our non-recourse debt), taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA, fee-for-service commissions and brand fees, sales and marketing expense, net, sales revenue, real estate expense, and profits and profit margins for our real estate, financing, resort and club management, and rental and ancillary services.
Operational Metrics
This Quarterly Report on Form 10-Q includes discussion of key business operational metrics, including contract sales, tour flow, and volume per guest (“VPG”).
See “Key Business and Financial Metrics and Terms Used by Management” and “Results of Operations” for a discussion of the meanings of these terms, the Company’s reasons for providing the applicable non-GAAP financial measures, and reconciliations of non-GAAP financial measures to measures calculated in accordance with U.S. GAAP.
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
As of June 30, 2023, we have over 150 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada, and Japan. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia and feature spacious, condominium-style accommodations with superior amenities and quality service. As of June 30, 2023, we had approximately 522,000 members across our club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort, any property in the Hilton system of 22 industry-leading brands across approximately 7,000 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program.
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
For the six months ended June 30, 2023, sales from fee-for-service and just-in-time inventory were 31%, and 15% of contract sales, respectively. See “Key Business and Financial Metrics and Terms Used by Management — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is $11.8 billion at current pricing. Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 37% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe, and Japan. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have over 60 sales distribution centers in various domestic and international locations. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers, and have an affinity with our brands. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics and Terms Used by Management—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the six months ended June 30, 2023, 69% of our contract sales were to our existing owners, compared to 71% for the six months ended June 30, 2022.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 61% and 62% for the six months ended June 30, 2023 and 2022, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Six Months Ended June 30,
	2023	2022
Weighted-average FICO score	736	737
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
See below under “Segment Results” for reconciliation of our EBITDA and Adjusted EBITDA to net income, our most comparable U.S. GAAP financial measure.
Non-GAAP Measures within Our Segments
Within each of our two reportable segments, we present additional profit and profit margin information for certain key activities—real estate, financing, resort and club management, and rental and ancillary services. These non-GAAP measures are used by our management team to evaluate the operating performance of each of our key activities, and to make day-to-day operating decisions. We believe these additional measures are also important in helping investors understand the performance and efficiency with which we are able to convert revenues for each of these primary activities into operating profit, both in dollars and as margins, and are frequently used by securities analysts, investors and other interested parties as one of common performance measures to compare results or estimate valuations across companies in our industry. Specifically—
•Sales revenue represents sales of VOIs, net, and Fee-for-service commissions and brand fees earned from the sale of fee-for-service VOIs. Fee-for-service commissions and brand fees represents sales, marketing, brand and other fees, which corresponds to the applicable line item from our condensed consolidated statements of operations, adjusted by marketing revenue and other fees earned primarily from discounted marketing related packages which encompass a sales tour to prospective owners. Real estate expense represents costs of VOI sales and Sales and marketing expense, net. Sales and marketing expense, net represents sales and marketing expense, which corresponds to the applicable line item from our condensed consolidated statements of operations, adjusted by marketing revenue and other fees earned primarily from discounted marketing related packages which encompass a sales tour to prospective owners. Both fee-for-service commissions and brand fees and sales and marketing expense, net, represent non-GAAP measures. We present these items net because it provides a meaningful measure of our underlying real estate profit related to our primary real estate activities which focus on the sales and costs associated with our VOIs.
•Real estate profit represents sales revenue less real estate expense. Real estate margin is calculated as a percentage by dividing real estate profit by sales revenue. We consider real estate profit margin to be an important non-GAAP operating measure because it measures the efficiency of our sales and marketing spending, management of inventory costs, and initiatives intended to improve profitability.
•Financing profit represents financing revenue, net of financing expense, both of which correspond to the applicable line items from our condensed consolidated statements of operations. Financing profit margin is calculated as a percentage by dividing financing profit by financing revenue. We consider this to be an important non-GAAP operating measure because it measures the efficiency and profitability of our financing business in connection with our VOI sales.

•Resort and club management profit represents resort and club management revenue, net of resort and club management expense, both of which correspond to the applicable line items from our condensed consolidated statements of operations. Resort and club management profit margin is calculated as a percentage by dividing resort and club management profit by resort and club management revenue. We consider this to be an important non-GAAP operating measure because it measures the efficiency and profitability of our resort and club management business that support our VOI sales business.
•Rental and ancillary services profit represents rental and ancillary services revenues, net of rental and ancillary services expenses, both of which correspond to the applicable line items from our condensed consolidated statements of operations. Rental and ancillary services profit margin is calculated as a percentage by dividing rental and ancillary services profit by rental and ancillary services revenue. We consider this to be an important non-GAAP operating measure because it measures our ability to convert available inventory and unoccupied rooms into revenue and profit by transient rentals, as well as profitability of other services, such as food and beverage, retail, spa offerings and other guest services.
Each of the foregoing four profit measures is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our calculation of such measures may not be comparable to similarly titled measures of other companies. Furthermore, these measures have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income or other methods of analyzing our results as reported under U.S. GAAP. Such limitations include the fact that these measures only include those revenues and expenses related to one of the four specified operating activities as opposed to on a consolidated basis, and other limitations that are similar to those discussed above under “EBITDA and Adjusted EBITDA.” See below under “Reconciliation of Non-GAAP Profit Measures to GAAP Measure” for reconciliation of these four profit measures to net income, our most comparable U.S. GAAP financial measure.

Results of Operations
Three and Six Months Ended June 30, 2023 Compared with the Three and Six Months Ended June 30, 2022
Segment Results
The following tables present our revenues by segment. We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Revenues:
Real estate sales and financing	$604	$586	$18	3.1	$1,154	$1,038	$116	11.2
Resort operations and club management	320	303	17	5.6	622	571	51	8.9
Total segment revenues	924	889	35	3.9	1,776	1,609	167	10.4
Cost reimbursements	97	67	30	44.8	192	133	59	44.4
Intersegment eliminations(1)	(14)	(8)	(6)	75.0	(27)	(15)	(12)	80.0
Total revenues	$1,007	$948	$59	6.2	$1,941	$1,727	$214	12.4
(1)See Note 16: Business Segments in our condensed consolidated financial statements for details on the intersegment eliminations.
The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Variance(1)		Six Months Ended June 30,		Variance(1)
($ in millions)	2023	2022	$	%	2023	2022	$	%
Net income	$80	$73	$7	9.6	$153	$124	$29	23.4
Interest expense	44	35	9	25.7	88	68	20	29.4
Income tax expense	35	41	(6)	(14.6)	52	61	(9)	(14.8)
Depreciation and amortization	52	64	(12)	(18.8)	103	124	(21)	(16.9)
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	—	1	100%	1	—	1	100%
EBITDA	212	213	(1)	(0.5)	397	377	20	5.3
Other (gain) loss, net	(3)	2	(5)	NM	(4)	1	(5)	NM
Share-based compensation expense	16	15	1	6.7	26	26	—	—
Impairment expense (reversal)	3	(3)	6	NM	3	—	3	100%
Acquisition and integration-related expense	13	17	(4)	(23.5)	30	30	—	—
Other adjustment items(2)	7	29	(22)	(75.9)	14	41	(27)	(65.9)
Adjusted EBITDA	$248	$273	$(25)	(9.2)	$466	$475	$(9)	(1.9)
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)These amounts include costs associated with restructuring, one-time charges, the amortization of premiums resulting from purchase accounting and other non-cash items.

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 16: Business Segments in our condensed consolidated financial statements. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key Business and Financial Metrics and Terms Used by Management—EBITDA and Adjusted EBITDA.” The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$189	$218	$(29)	(13.3)	$358	$371	$(13)	(3.5)
Resort operations and club management(1)	123	119	4	3.4	232	220	12	5.5
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	3	4	(1)	(25.0)	6	7	(1)	(14.3)
License fee expense	(34)	(32)	(2)	6.3	(64)	(57)	(7)	12.3
General and administrative(2)	(33)	(36)	3	(8.3)	(66)	(66)	—	—
Adjusted EBITDA	$248	$273	$(25)	(9.2)	$466	$475	$(9)	(1.9)
(1)Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)Excludes segment related share-based compensation, depreciation and other adjustment items.

Reconciliation of Non-GAAP Profit Measures to GAAP Measure
The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and the total of our real estate, financing, resort and club management, and rental and ancillary services profit measures.

	Three Months Ended June 30,		Variance(1)		Six Months Ended June 30,		Variance(1)
($ in millions)	2023	2022	$	%	2023	2022	$	%
Net income	$80	$73	$7	9.6%	$153	$124	$29	23.4%
Interest expense	44	35	9	25.7	88	68	20	29.4
Income tax expense	35	41	(6)	(14.6)	52	61	(9)	(14.8)
Depreciation and amortization	52	64	(12)	(18.8)	103	124	(21)	(16.9)
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	—	1	NM	1	—	1	NM
EBITDA	212	213	(1)	(0.5)	397	377	20	5.3
Other (gain) loss, net	(3)	2	(5)	NM	(4)	1	(5)	NM
Equity in earnings from unconsolidated affiliates(2)	(3)	(4)	1	(25.0)	(6)	(7)	1	(14.3)
Impairment expense (reversal)	3	(3)	6	NM	3	—	3	100%
License fee expense	34	32	2	6.3	64	57	7	12.3
Acquisition and integration-related expense	13	17	(4)	(23.5)	30	30	—	—
General and administrative	48	66	(18)	(27.3)	90	108	(18)	(16.7)
Profit	$304	$323	$(19)	(5.9)	$574	$566	$8	1.4

Real estate profit	$144	$173	$(29)	(16.8)	$269	$278	$(9)	(3.2)
Financing profit	52	42	10	23.8	102	87	15	17.2
Resort and club management profit	89	87	2	2.3	178	176	2	1.1
Rental and ancillary services profit	19	21	(2)	(9.5)	25	25	—	—
Profit	$304	$323	$(19)	(5.9)	$574	$566	$8	1.4
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Excludes impact of interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates of $1 million for the three and six months ended June 30, 2023.

Reconciliation of Non-GAAP Real Estate Measures to GAAP Measures
The following table reconciles our Sales, marketing, brand and other fees revenue, our most comparable U.S. GAAP financial measure, to Fee-for-service commissions and brand fees, and Sales and marketing expense, our most comparable U.S. GAAP financial measure, to Sales and marketing expense, net. Fee-for-service commissions and brand fees and Sales and marketing, net, are used in calculating our real estate profit and real estate profit margin. See “Real Estate Sales and Financing Segment—Real Estate” below.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Sales, marketing, brand and other fees	$173	$161	$12	7.5	$331	$280	$51	18.2
Less: Marketing revenue and other fees(1)	(62)	(62)	—	—	(113)	(112)	(1)	0.9
Fee-for-service commissions and brand fees	$111	$99	$12	12.1	$218	$168	$50	29.8

Sales and marketing expense	$336	$284	$52	18.3	$637	$527	$110	20.9
Less: Marketing revenue and other fees(1)	(62)	(62)	—	—	(113)	(112)	(1)	0.9
Sales and marketing expense, net	$274	$222	$52	23.4	$524	$415	$109	26.3
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
($ in millions)	2023	2022	$	2023	2022	$
Sales of VOIs (deferrals)	$(6)	$(21)	$15	$(6)	$(63)	$57
Sales of VOIs recognitions	—	11	(11)	4	11	(7)
Net Sales of VOIs (deferrals) recognitions	(6)	(10)	4	(2)	(52)	50
Cost of VOI sales (deferrals)	(1)	(8)	7	(1)	(21)	20
Cost of VOI sales recognitions	—	3	(3)	1	3	(2)
Net Cost of VOI sales (deferrals) recognitions	(1)	(5)	4	—	(18)	18
Sales and marketing expense (deferrals)	(1)	(3)	2	(1)	(10)	9
Sales and marketing expense recognitions	—	2	(2)	1	2	(1)
Net Sales and marketing expense (deferrals) recognitions	(1)	(1)	—	—	(8)	8
Net construction (deferrals) recognitions	$(4)	$(4)	$—	$(2)	$(26)	$24
Real estate sales and financing segment revenues increased by $18 million for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to a $12 million increase in Fee-for-service commissions and brand fees driven by greater commissions earned on sales of fee-for-service properties partially offset by a $6 million decrease in Sales of VOI, net, resulting from a decrease in VPG partially offset by an increase in tours. In addition, there was a $12 million increase in financing revenue primarily related to an increase in our loan portfolio and an increase in the weighted average interest rate.
Real estate sales and financing segment revenues increased by $116 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to a $50 million increase in Fee-for-service commissions and brand fees driven by greater commissions earned on sales of fee-for-service properties and a $43 million increase in Sales of VOI, net, driven by a decrease in the net recognition of sales of VOIs under construction. In addition, there was a $22 million increase in financing revenue primarily related to an increase in our loan portfolio and an increase in the weighted average interest rate.
Real estate sales and financing Adjusted EBITDA decreased by $29 million and $13 million for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to an increase in marketing costs due to our emphasis in adding new owners, which typically carry a higher cost per tour, partially offset by the revenue increases discussed above.
Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the Real estate sales and financing segment.
Resort Operations and Club Management
Resort operations and club management segment revenues increased by $17 million and $51 million for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to an increase in rental revenue. The rental revenue increase was driven primarily by an increase in occupied room nights compared to the same periods in 2022. The additional increase in Resort operations and club management revenue was due to an increase in resort management revenue, primarily driven by an increase in fees.
Resort operations and club management segment adjusted EBITDA increased by $4 million and $12 million for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to the increase in Resort and club management and rental revenues described above, partially offset by an increase in resort and club management expenses due to personnel-related costs incurred to service increased arrivals and transaction activity.
Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the Resort operations and club management segment.
Real Estate Sales and Financing Segment
See “Reconciliation of Profit Measures to GAAP Measure” above.
Real Estate

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions, except Tour flow and VPG)	2023	2022	$	%	2023	2022	$	%
Contract sales	$612	$617	$(5)	(0.8)	$1,135	$1,126	$9	0.8
Adjustments:
Fee-for-service sales(1)	(180)	(184)	4	(2.2)	(354)	(313)	(41)	13.1
Provision for financing receivables losses	(41)	(40)	(1)	2.5	(71)	(71)	—	—
Reportability and other:
Net recognition of sales of VOIs under construction(2)	(6)	(10)	4	(40.0)	(2)	(52)	50	(96.2)
Fee-for-service sale upgrades, net	7	5	2	40.0	12	9	3	33.3
Other(3)	(37)	(27)	(10)	37.0	(47)	(69)	22	(31.9)
Sales of VOIs, net	$355	$361	$(6)	(1.7)	$673	$630	$43	6.8
Tour flow	162,444	134,259	28,185		292,712	232,860	59,852
VPG	$3,728	$4,452	$(724)		$3,835	$4,620	$(785)
(1)Represents contract sales from fee-for-service properties on which we earn Fee-for-service commissions and brand fees.
(2)Represents the net recognition of revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(3)Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.
Contract sales decreased by $5 million for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to a 16.3% decrease in VPG, partially offset by a 21.0% increase in tour flow.

Contract sales increased by $9 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to a 25.7% increase in tour flow, partially offset by a 17.0% decrease in VPG.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Sales of VOIs, net	$355	$361	$(6)	(1.7)	$673	$630	$43	6.8
Fee-for-service commissions and brand fees	111	99	12	12.1	218	168	50	29.8
Sales revenue	466	460	6	1.3	891	798	93	11.7
Less:
Cost of VOI sales	48	65	(17)	(26.2)	98	105	(7)	(6.7)
Sales and marketing expense, net	274	222	52	23.4	524	415	109	26.3
Real estate expense	$322	$287	$35	12.2	$622	$520	$102	19.6
Real estate profit	$144	$173	$(29)	(16.8)	$269	$278	$(9)	(3.2)
Real estate profit margin(1)	30.9%	37.6%			30.2%	34.8%
(1)Excluding the marketing revenue and other fees adjustment, Real estate profit margin was 27.3% and 33.1% for the three months ended June 30, 2023 and 2022, respectively, and 26.8% and 30.5% for the six months ended June 30, 2023 and 2022, respectively.
Real estate profit decreased by $29 million for the three months ended June 30, 2023, compared to the same period in 2022, driven by an increase in Real estate expense of $35 million due to an increase in marketing costs, partially offset by an increase in Sales revenue of $6 million due to higher Fee-for-service commissions and brand fees, offset by a decrease in Sales of VOIs, net, driven by net deferrals of sales of VOIs under construction.
Real estate profit decreased by $9 million for the six months ended June 30, 2023, compared to the same period in 2022, driven by an increase in Real estate expense of $102 million due to an increase in marketing costs, partially offset by an increase in Sales revenue of $93 million due to higher Fee-for-service commissions and brand fees and increase in Sales of VOIs, net, driven by a decrease in the net recognition of sales of VOIs under construction.
Financing

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Interest income	$65	$54	$11	20.4	$131	$109	$22	20.2
Other financing revenue	11	10	1	10.0	19	19	—	—
Financing revenue	76	64	12	18.8	150	128	22	17.2
Consumer financing interest expense	11	8	3	37.5	22	15	7	46.7
Other financing expense	13	14	(1)	(7.1)	26	26	—	—
Financing expense	24	22	2	9.1	48	41	7	17.1
Financing profit	$52	$42	$10	23.8	$102	$87	$15	17.2
Financing profit margin	68.4%	65.6%			68.0%	68.0%
Financing profit increased by $10 million and $15 million for the three and six months ended June 30, 2023, compared to the same periods in 2022, driven by an increase of $12 million and $22 million in financing revenue, partially offset by an increase in financing expense of $2 million and $7 million for the three and six months ended June 30, 2023. compared to the same periods in 2022.
Financing revenue increased primarily due to interest income driven by an increase in our loan portfolio and an increase in the weighted-average interest rate. Financing expense increased in line with the related revenues and due to the increased costs associated with loan servicing.

Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Club management revenue	$53	$51	$2	3.9	$104	$102	$2	2.0
Resort management revenue	80	73	7	9.6	160	147	13	8.8
Resort and club management revenues	133	124	9	7.3	264	249	15	6.0
Club management expense	15	10	5	50.0	30	20	10	50.0
Resort management expense	29	27	2	7.4	56	53	3	5.7
Resort and club management expenses	44	37	7	18.9	86	73	13	17.8
Resort and club management profit	$89	$87	$2	2.3	$178	$176	$2	1.1
Resort and club management profit margin	66.9%	70.2%			67.4%	70.7%
Resort and club management profit for the three and six months ended June 30, 2023 remained consistent with the same periods in 2022. The $7 million and $13 million increase in Resort management revenues for the three and six months ended June 30, 2023, respectively, were driven by an increase in fee revenue. The $7 million and $13 million increase in Resort and club management expenses for the three and six months ended June 30, 2023, respectively, is primarily due to personnel related costs incurred to service the increased transactions for the period.
Rental and Ancillary Services

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Rental revenues	$162	$155	$7	4.5	$309	$279	$30	10.8
Ancillary services revenues	11	16	(5)	(31.3)	22	28	(6)	(21.4)
Rental and ancillary services revenues	173	171	2	1.2	331	307	24	7.8
Rental expenses	144	138	6	4.3	287	260	27	10.4
Ancillary services expense	10	12	(2)	(16.7)	19	22	(3)	(13.6)
Rental and ancillary services expenses	154	150	4	2.7	306	282	24	8.5
Rental and ancillary services profit	$19	$21	$(2)	(9.5)	$25	$25	$—	—
Rental and ancillary services profit margin	11.0%	12.3%			7.6%	8.1%
    Rental and ancillary services profit decreased by $2 million for the three months ended June 30, 2023 and remained consistent for the six months ended June 30, 2023, when compared to the same periods in 2022. The decrease for the three months ended June 30, 2023 compared to the same period in 2022 was driven by an increase of $4 million in rental and ancillary expenses partially offset by an increase of $2 million in rental and ancillary services revenue.
Rental revenues increased by $7 million and $30 million for the three and six months ended June 30, 2023, respectively, primarily due to an increase in rental revenue driven by an increase in occupied room nights compared to the same periods in 2022. Rental and ancillary services expense increased consistent with the aforementioned increase in rental revenue.

Other Operating Expenses

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
General and administrative	$48	$66	$(18)	(27.3)	$90	$108	$(18)	(16.7)
Depreciation and amortization	52	64	(12)	(18.8)	103	124	(21)	(16.9)
License fee expense	34	32	2	6.3	64	57	7	12.3
Impairment expense (reversal)	3	(3)	6	NM	3	—	3	100%
(1) NM - fluctuation in terms of percentage change is not meaningful
General and administrative expenses decreased by $18 million for both the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to less legal and professional fees in 2023. Depreciation and amortization decreased by $12 million and $21 million for the three and six months ended June 30, 2023, respectively, primarily due to certain intangible assets becoming fully amortized. License fee expense increased by $2 million and $7 million for the three and six months ended June 30, 2023, respectively, primarily due to increased travel demand. Impairment expense increased by $6 million and $3 million for the three and six months ended June 30, 2023, respectively, primarily due to certain assets that were not deemed recoverable.
Acquisition and Integration-Related Expense

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Acquisition and integration-related expense	$13	$17	$(4)	(23.5)	$30	$30	$—	—
Acquisition and integration-related costs include direct expenses related to the Diamond Acquisition including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For the three months ended June 30, 2023, acquisition and integration-related costs decreased by $4 million when compared to the same period in 2022. The decrease was primarily driven by a decrease in professional fees. For the six months ended June 30, 2023, acquisition and integration-related costs remained consistent when compared to the same period in 2022.
Non-Operating Expenses

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2023	2022	$	%	2023	2022	$	%
Interest expense	$44	$35	$9	25.7	$88	$68	$20	29.4
Equity in earnings from unconsolidated affiliates	(2)	(4)	2	(50.0)	(5)	(7)	2	(28.6)
Other (gain) loss, net	(3)	2	(5)	NM	(4)	1	(5)	NM
Income tax expense	35	41	(6)	(14.6)	52	61	(9)	(14.8)
(1) NM - fluctuation in terms of percentage change is not meaningful
The change in non-operating expenses for the three and six months ended June 30, 2023, compared to the same periods in 2022, was primarily due to an increase in interest expense of $9 million and $20 million, partially offset by a $6 million and $9 million decrease in income tax expense. For the three and six months ended June 30, 2023, the increase in interest expense was driven by an increase in interest rates and drawings to support operations that occurred in 2022. For the three and six months ended June 30, 2023, the decrease in income tax expense was driven by the change in earnings mix of our worldwide income and discrete items, primarily related to unrecognized tax benefits.
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
•During the six months ended June 30, 2023, we acquired a property in New York for $136 million from a third-party developer for inventory.
•During the six months ended June 30, 2023, we repurchased $206 million of shares under our share repurchase programs.
•As of June 30, 2023, we had total cash and cash equivalents of $588 million, including $336 million of restricted cash. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
•As of June 30, 2023, we had $671 million remaining borrowing capacity under the revolver facility.
•As of June 30, 2023, we had an aggregate of $710 million remaining borrowing capacity under our Timeshare Facility. Of this amount, we have $299 million of mortgage notes that are available to be securitized and another $291 million of mortgage notes that we expect will become eligible as soon as they meet typical milestones including receipt of first payment, deeding, or recording.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2023, our inventory-related purchase commitments totaled $57 million over 2 years.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,		Variance
($ in millions)	2023	2022	$
Net cash provided by (used in):
Operating activities	$220	$530	$(310)
Investing activities	(25)	(35)	10
Financing activities	(152)	(518)	366
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
Net cash provided by operating activities was $220 million for the six months ended June 30, 2023, compared to $530 million in the same 2022 period in the prior year. The decrease was primarily due to purchase of inventory from third party developer and increases in cash utilized for working capital, partially offset by an increase in net income during the six months ended June 30, 2023.

The following table summarizes our VOI inventory spending:

	Six Months Ended June 30,
($ in millions)	2023	2022
VOI spending - owned properties(1)	$159	$79
VOI spending - fee-for-service upgrades(2)	9	6
Purchases and development of real estate for future conversion to inventory	6	1
Total VOI inventory spending	$174	$86
(1)For the six months ended June 30, 2023 and 2022, our VOI inventory spending on owned properties relates to deeded properties that are classified as Inventory on our unaudited condensed consolidated balance sheets.
(2)Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects of $6 million and $4 million recorded in Costs of VOI sales for the six months ended June 30, 2023 and 2022, respectively.
Investing Activities
Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.
Net cash used in investing activities was $25 million for the six months ended June 30, 2023 compared to $35 million for the six months ended June 30, 2022. The decrease was due to decreased capital expenditures.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 was $152 million compared to net cash used in financing activities of $518 million for the same period in 2022. The decrease was primarily due to net proceeds from debt of $413 million and lower net repayments of non-recourse debt of $73 million compared to 2022, partially offset by $128 million increase in share repurchases when compared to 2022.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, and obligations associated with our debt, non-recourse debt and the related interest. As of June 30, 2023, we were committed to approximately $4,861 million in contractual obligations over 9 years, $248 million of which will be fulfilled in the remainder of 2023. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 17: Commitments and Contingencies and Note 10: Debt and Non-recourse Debt for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $356 million as of June 30, 2023, which primarily consist of escrow and subsidy related bonds.
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
The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:
Summarized Financial Information

($ in millions)	June 30, 2023
Assets
Cash and cash equivalents	$144
Restricted cash	221
Accounts receivable, net - due from non-guarantor subsidiaries	100
Accounts receivable, net - due from related parties	17
Accounts receivable, net - other	398
Timeshare financing receivables, net	298
Inventory	1,149
Property and equipment, net	771
Operating lease right-of-use assets, net	62
Investments in unconsolidated affiliates	72
Goodwill	1,416
Intangible assets, net	1,213
Other assets	374
Total assets	$6,235

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$100
Accounts payable, accrued expenses and other - other	874
Advanced deposits	181
Debt, net	2,942
Operating lease liabilities	81
Deferred revenues	181
Deferred income tax liabilities	591
Total liabilities	$4,950

($ in millions)	Six Months Ended June 30, 2023
Total revenues - transactions with non-guarantor subsidiaries	$14
Total revenues - other	1,690
Operating income	173
Net income	57
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
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, and due to the previously identified material weakness in our internal controls over financial reporting that is described below, which is still being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023, we identified a material weakness in our internal controls over financial reporting for the year ended December 31, 2022 due to Diamond. Diamond, which was privately owned prior to our acquisition in August 2021 and, accordingly, not a reporting company under the Exchange Act, did not adequately identify, design and implement the process-level controls for its significant processes that are necessary for compliance with the requirements for reporting companies pursuant to the Exchange Act and did not have appropriate information technology controls for its information technology systems or such controls did not operate for a sufficient period of time prior to the assessment date. These deficiencies neither pertained to, nor impacted, any of the processes, controls or procedures related to the historical business of the Company outside of Diamond. Additionally, the material weakness did not result in any identified misstatements to our financial statements, and there were no changes to previously released financial results.
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
Ongoing Remediation Efforts to Address the Previously Identified Material Weakness
Management continues to improve the internal controls over financial reporting at Diamond. The remediation measures to correct the previously identified material weakness include enhancing the design of existing controls, implementing new controls to address identified risks, implementing enhancements to information technology systems, and providing additional training to personnel to ensure the appropriate level of documentation is maintained to support internal controls over financial reporting.
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
Item 1A. Risk Factors
As of June 30, 2023, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. These risk factors may be important to understanding statements in the Form 10-Q and should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, "Financial Statements" and Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
On May 4, 2022, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2022 Repurchase Plan"). On May 3, 2023, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2023 Repurchase Plan") which is in addition to the 2022 Repurchase Plan. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The shares are retired upon repurchase. The stock repurchase programs may be suspended or discontinued at any time and will automatically expire at the end of the respective plan terms.
During the three months ended June 30, 2023, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans
April 1 - April 30, 2023	1,338,809	$44.82	1,338,809	$83,131,120
May 1 - May 31, 2023	813,070	43.22	813,070	547,992,135
June 1 - June 30, 2023	553,212	46.25	553,212	522,404,767
Total	2,705,091	$44.63	2,705,091
As of June 30, 2023, we had $522 million of remaining availability under the share repurchase programs, of which $22 million was under the 2022 Repurchase Plan and $500 million was under the 2023 Repurchase Plan.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Arrangements.
On June 8, 2023, Pablo Brizi, the Executive Vice President – Chief Human Resources Officer & Corporate Affairs of the Company, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K, for the sale of the Company’s common stock (the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 Trading Plan provides for the sale of up to 28,000 shares of common stock and expires on April 5, 2024.

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

10.1*
Amendment No. 2 to the Credit Agreement, dated as of May 31, 2023, by and among Hilton Grand Vacations Borrower LLC, Bank of America, N.A., as administrative agent, an L/C Issuer and the Swing Line Lender and the Revolving Credit Lenders.

10.2*†	Form of Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan.

10.3*†	Form of Restricted Stock Unit Agreement for the Chief Executive Officer under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan.

10.4*†	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan.

10.5*†	Form of Performance and Service-Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan.

10.6*†	Form of Performance and Service-Based Restricted Stock Unit Agreement for the Chief Executive officer under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan.

10.7*†	Form of Nonqualified Stock Option Agreement under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan.

10.8*†	Form of Nonqualified Stock Option Agreement for the Chief Executive Officer under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan.

10.9†	Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37794) filed on May 3, 2023)

22
List of Issuer Subsidiaries of Guaranteed Securities and Guarantor Subsidiaries (incorporated by reference to Exhibit 22 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 27, 2023).

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
_____________________
*Filed herewith
† Denotes management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of August 2023.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Senior Executive Vice President and Chief Financial Officer