Form 10-Q
period 2023-09-30
Hilton Grand Vacations Inc.
filed 2023-11-06
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 30, 2023 was 107,984,020.

HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$227	$223
Restricted cash	308	332
Accounts receivable, net of allowance for doubtful accounts of $69 and $52	441	511
Timeshare financing receivables, net	1,821	1,767
Inventory	1,308	1,159
Property and equipment, net	789	798
Operating lease right-of-use assets, net	62	76
Investments in unconsolidated affiliates	74	72
Goodwill	1,416	1,416
Intangible assets, net	1,186	1,277
Other assets	377	373
TOTAL ASSETS (variable interest entities - $989 and $948)	$8,009	$8,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and other	$942	$1,007
Advanced deposits	185	150
Debt, net	2,730	2,651
Non-recourse debt, net	1,038	1,102
Operating lease liabilities	80	94
Deferred revenues	229	190
Deferred income tax liabilities	657	659
Total liabilities (variable interest entities - $1,040 and $1,005)	5,861	5,853
Commitments and contingencies - see Note 17
Stockholders' Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 108,628,081 shares issued and outstanding as of September 30, 2023 and 113,628,706 shares issued and outstanding as of December 31, 2022	1	1
Additional paid-in capital	1,535	1,582
Accumulated retained earnings	588	529
Accumulated other comprehensive income	24	39
Total stockholders' equity	2,148	2,151
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,009	$8,004
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Sales of VOIs, net	$367	$500	$1,040	$1,130
Sales, marketing, brand and other fees	170	177	501	457
Financing	75	68	225	196
Resort and club management	138	130	402	379
Rental and ancillary services	171	159	502	466
Cost reimbursements	97	82	289	215
Total revenues	1,018	1,116	2,959	2,843
Expenses
Cost of VOI sales	43	102	141	207
Sales and marketing	334	322	971	849
Financing	25	25	73	66
Resort and club management	43	45	129	118
Rental and ancillary services	154	144	460	426
General and administrative	40	50	130	158
Acquisition and integration-related expense	12	19	42	49
Depreciation and amortization	53	57	156	181
License fee expense	37	33	101	90
Impairment expense	—	—	3	—
Cost reimbursements	97	82	289	215
Total operating expenses	838	879	2,495	2,359
Interest expense	(45)	(37)	(133)	(105)
Equity in earnings from unconsolidated affiliates	2	2	7	9
Other (loss) gain, net	(1)	2	3	1
Income before income taxes	136	204	341	389
Income tax expense	(44)	(54)	(96)	(115)
Net income	$92	$150	$245	$274
Earnings per share:
Basic	$0.84	$1.25	$2.21	$2.26
Diluted	$0.83	$1.24	$2.18	$2.23
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$92	$150	$245	$274
Derivative instrument adjustments, net of tax	4	17	(1)	49
Foreign currency translation adjustments	(4)	(11)	(14)	(17)
Other comprehensive income (loss), net of tax	—	6	(15)	32
Comprehensive income	$92	$156	$230	$306
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$245	$274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156	181
Amortization of deferred financing costs, acquisition premiums and other	22	34
Provision for financing receivables losses	117	103
Impairment expense	3	—
Other (gain) loss, net	(3)	1
Share-based compensation	38	40
Deferred income tax benefit	—	(1)
Equity in earnings from unconsolidated affiliates	(7)	(9)
Return on investments in unconsolidated affiliates	6	—
Net changes in assets and liabilities:
Accounts receivable, net	70	(64)
Timeshare financing receivables, net	(210)	(141)
Inventory	(37)	101
Purchases and development of real estate for future conversion to inventory	(28)	(4)
Other assets	(67)	(21)
Accounts payable, accrued expenses and other	(75)	257
Advanced deposits	35	25
Deferred revenues	47	(13)
Net cash provided by operating activities	312	763
Investing Activities
Capital expenditures for property and equipment (excluding inventory)	(18)	(25)
Software capitalization costs	(29)	(26)
Net cash used in investing activities	(47)	(51)
Financing Activities
Proceeds from debt	438	—
Proceeds from non-recourse debt	468	671
Repayment of debt	(370)	(310)
Repayment of non-recourse debt	(528)	(824)
Payment of debt issuance costs	(6)	(12)
Repurchase and retirement of common stock	(268)	(162)
Payment of withholding taxes on vesting of restricted stock units	(14)	(8)
Proceeds from employee stock plan purchases	4	2
Proceeds from stock option exercises	9	1
Other	(3)	(2)
Net cash used in financing activities	(270)	(644)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(15)	(19)
Net (decrease) increase in cash, cash equivalents and restricted cash	(20)	49
Cash, cash equivalents and restricted cash, beginning of period	555	695
Cash, cash equivalents and restricted cash, end of period	535	744
Less: Restricted cash	308	319
Cash and cash equivalents	$227	$425
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	113	$1	$1,582	$529	$39	$2,151
Net income	—	—	—	73	—	73
Activity related to share-based compensation	1	—	3	—	—	3
Derivative instrument adjustments, net of tax	—	—	—	—	(10)	(10)
Repurchase and retirement of common stock	(2)	—	(26)	(59)	—	(85)
Balance as of March 31, 2023	112	$1	$1,559	$543	$29	$2,132
Net income	—	—	—	80	—	80
Activity related to share-based compensation	—	—	16	—	—	16
Employee stock plan issuance	—	—	4	—	—	4
Foreign currency translation adjustments	—	—	—	—	(10)	(10)
Derivative instrument adjustments, net of tax	—	—	—	—	5	5
Repurchase and retirement of common stock	(3)	—	(38)	(84)	—	(122)
Balance as of June 30, 2023	109	$1	$1,541	$539	$24	$2,105
Net income	—	—	—	92	—	92
Activity related to share-based compensation	—	—	14	—	—	14
Foreign currency translation adjustments	—	—	—	—	(4)	(4)
Derivative instrument adjustments, net of tax	—	—	—	—	4	4
Repurchase and retirement of common stock	(1)	—	(20)	(43)	—	(63)
Balance as of September 30, 2023	108	$1	$1,535	$588	$24	$2,148
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	120	$1	$1,630	$357	$—	$1,988
Net income	—	—	—	51	—	51
Activity related to share-based compensation	—	—	4	—	—	4
Derivative instrument adjustments, net of tax	—	—	—	—	22	22
Balance as of March 31, 2022	120	$1	$1,634	$408	$22	$2,065
Net income	—	—	—	73	—	73
Activity related to share-based compensation	—	—	16	—	—	16
Employee stock plan issuance	—	—	2	—	—	2
Foreign currency translation adjustments	—	—	—	—	(6)	(6)
Derivative instrument adjustments, net of tax	—	—	—	—	10	10
Repurchase and retirement of common stock	(2)	—	(26)	(57)	—	(83)
Balance as of June 30, 2022	118	$1	$1,626	$424	$26	$2,077
Net income	—	—	—	150	—	150
Activity related to share-based compensation	—	—	13	—	—	13
Foreign currency translation adjustments	—	—	—	—	(11)	(11)
Derivative instrument adjustments, net of tax	—	—	—	—	17	17
Repurchase and retirement of common stock	(2)	—	(32)	(57)	—	(89)
Balance as of September 30, 2022	116	$1	$1,607	$517	$32	$2,157
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
As of September 30, 2023, we had over 150 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Japan. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia.
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
On January 1, 2023, we adopted Accounting Standards Update 2022-02 (“ASU 2022-02”), Financial Instruments— Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 provides, under Issue 2 - Vintage Disclosures, that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. For financing receivables, the vintage disclosure is to present the amortized cost basis by credit quality indicator and class of financing receivable for the year of origination. The vintage disclosures are to be applied prospectively. The impact of adoption of ASU 2022-02 was in disclosure only and did not have an impact on our condensed consolidated financial statements. See Note 5: Timeshare Financing Receivables for additional information.

NOTE 3: REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables show our disaggregated revenues by product and segment from contracts with customers. We operate our business in the following two reportable segments: (i) Real estate sales and financing and (ii) Resort operations and club management. See Note 16: Business Segments for more information related to our segments.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Sales and Financing Segment	2023	2022	2023	2022
Sales of VOIs, net	$367	$500	$1,040	$1,130
Sales, marketing, brand and other fees	170	177	501	457
Interest income	68	61	199	170
Other financing revenue	7	7	26	26
Real estate sales and financing segment revenues	$612	$745	$1,766	$1,783

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Resort Operations and Club Management Segment	2023	2022	2023	2022
Club management	$56	$48	$160	$150
Resort management	82	82	242	229
Rental(1)	160	157	469	436
Ancillary services	11	2	33	30
Resort operations and club management segment revenues	$309	$289	$904	$845
(1)Excludes intersegment transactions. See Note 16: Business Segments for additional information.
Receivables from Contracts with Customers, Contract Liabilities, and Contract Assets
Our accounts receivable that relate to our contracts with customers includes amounts associated with our contractual right to consideration for completed performance obligations and are settled when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time. Our timeshare financing receivables consist of loans related to our financing of VOI sales that are secured by the underlying timeshare properties. See Note 5: Timeshare financing receivables for additional information.
The following table provides information on our contracts with customers which are included in Accounts receivable, net and Timeshare financing receivables, net, respectively, on our condensed consolidated balance sheets:

($ in millions)	September 30, 2023	December 31, 2022
Receivables from contracts with customers:
Accounts receivable, net	$308	$322
Timeshare financing receivables, net	1,821	1,767
Total	$2,129	$2,089
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

The following table presents the composition of our contract liabilities:

($ in millions)	September 30, 2023	December 31, 2022
Contract liabilities:
Advanced deposits	$185	$150
Deferred sales of VOIs of projects under construction	18	3
Club activation fees and annual dues	110	76
Bonus point incentive liability(1)	108	106
Deferred maintenance fees	18	14
Other deferred revenue	36	42
(1)The balance includes $61 million and $51 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the three and nine months ended September 30, 2023, that was included in the contract liabilities balance at December 31, 2022, was approximately $44 million and $143 million, respectively.
Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. Contract assets were $9 million as of both September 30, 2023 and December 31, 2022.
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
The following table presents the deferred revenue, deferred cost of VOI sales and deferred direct selling costs from sales of VOIs related to projects under construction as of September 30, 2023 and December 31, 2022:

($ in millions)	September 30, 2023	December 31, 2022
Sales of VOIs, net	$18	$3
Cost of VOI sales	4	1
Sales and marketing expense	3	1
During the nine months ended September 30, 2023, we recognized $4 million of sales of VOIs, net, offset by deferrals of $18 million, related to sales of projects under construction, some of which were completed during the year. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of September 30, 2023, upon their completion in 2024.
The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Bonus points incentive liability as of September 30, 2023:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$185	18 months	Upon customer stays
Club activation fees	65	7 years	Straight-line basis over average inventory holding period
Bonus point incentive liability	108	18 - 30 months	Upon redemption

NOTE 4: ACCOUNTS RECEIVABLE
Accounts receivable within the scope of ASC 326 are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	September 30, 2023	December 31, 2022
Fee-for-service commissions	$70	$91
Real estate and financing	71	59
Resort and club operations	167	179
Tax receivables	45	84
Insurance claims receivable	83	81
Other receivables	5	17
Total	$441	$511
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
NOTE 5: TIMESHARE FINANCING RECEIVABLES
We define our timeshare financing receivables portfolio segments as (i) originated and (ii) acquired. On August 2, 2021 (the “Acquisition Date”), we acquired Dakota Holdings, Inc., the parent of Diamond Resorts International (“Diamond” or “Legacy-Diamond”) (the “Diamond Acquisition”). Our originated portfolio represents timeshare financing receivables that existed both prior to and following the Acquisition Date, excluding Legacy-Diamond (“Legacy-HGV”) and timeshare financing receivables originated by Legacy-Diamond subsequent to the Acquisition Date. Our acquired portfolio includes all timeshare financing receivables acquired from Legacy-Diamond as of the Acquisition Date.
The following table presents the components of each portfolio segment by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Securitized	$837	$788	$202	$262
Unsecuritized(1)	1,146	971	337	447
Timeshare financing receivables, gross	$1,983	$1,759	$539	$709
Unamortized non-credit acquisition premium(2)	—	—	30	41
Less: allowance for financing receivables losses	(473)	(404)	(258)	(338)
Timeshare financing receivables, net	$1,510	$1,355	$311	$412
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
(2)Non-credit premium of $97 million was recognized at the Acquisition Date, of which $30 million and $41 million remains unamortized as of September 30, 2023 and December 31, 2022, respectively.
In August 2023, we completed a securitization of approximately $293 million of gross timeshare financing receivables and issued approximately $187 million of 5.72% notes, $79 million of 6.11% notes, and $27 million of 6.94% notes due January 2038. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the notes from the transaction are presented as non-recourse debt. The proceeds were used to pay down in part some of the existing debt and for other general corporate purposes. See Note 7: Consolidated Variable Interest Entities and Note 10: Debt and Non-recourse Debt for additional information.
As of December 31, 2022, we had timeshare financing receivables of $105 million securing the Timeshare Facility. As of September 30, 2023, we did not have any timeshare financing receivables securing the Timeshare Facility.
We record an estimate of variable consideration for defaults as a reduction of revenue from financed VOI sales at the time revenue is recognized. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. During the nine months ended September 30, 2023 and 2022, we recorded an adjustment to our estimate of variable consideration of $117 million and $101 million, respectively.
We recognize interest income on our timeshare financing receivables as earned. As of September 30, 2023 and December 31, 2022, we had interest receivable outstanding of $15 million and $13 million, respectively, on our originated timeshare financing receivables. As of September 30, 2023 and December 31, 2022, we had interest receivable outstanding of $2 million and $4 million, respectively, on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of September 30, 2023, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 14.7%, a weighted-average remaining term of 8.3 years and maturities through 2038. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 15.7%, a weighted-average remaining term of 7 years and maturities through 2033.
We apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees; interest; principal; and late charges. Once a loan is 91 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. During the nine months ended September 30, 2023 and 2022, we reversed $55 million and $52 million, respectively, of accrued interest income. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 91 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 121 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process is complete.
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
The allowance for financing receivable losses for our acquired timeshare financing receivables is remeasured at each period end and takes into consideration an estimated measure of anticipated defaults and early repayments. We consider historical Legacy-Diamond timeshare financing receivables performance and the current economic environment in the re-measurement of the allowance for financing receivable losses for our acquired timeshare financing receivables. Subsequent changes to the allowance for financing receivable losses are recorded as adjustments to the provision.
Our gross acquired timeshare financing receivables as of September 30, 2023 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2023 (remaining three months)	$14	$15	$29
2024	30	31	61
2025	31	35	66
2026	32	38	70
2027	32	41	73
Thereafter	63	177	240
Total	$202	$337	$539

Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of September 30, 2023 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2023 (remaining three months)	$26	$32	$58
2024	99	78	177
2025	102	87	189
2026	103	95	198
2027	103	105	208
Thereafter	404	749	1,153
Total	$837	$1,146	$1,983
Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2022	$404	$338
Provision for financing receivables losses(1)	115	2
Write-offs	(55)	(94)
Inventory recoveries	—	21
Upgrades(2)	9	(9)
Balance as of September 30, 2023	$473	$258

($ in millions)	Originated	Acquired
Balance as of December 31, 2021	$280	$482
Provision for financing receivables losses(1)	101	—
Write-offs	(52)	(63)
Inventory recoveries	—	14
Upgrades(2)	45	(45)
Balance as of September 30, 2022	$374	$388
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

Our gross balances by average FICO score of our Legacy-HGV timeshare financing receivables were as follows:

	Legacy-HGV Timeshare Financing Receivables
($ in millions)	September 30, 2023	December 31, 2022
FICO score
700+	$835	$763
600-699	304	270
<600	38	37
No score(1)	186	174
Total	$1,363	$1,244
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following table details our gross Legacy-HGV timeshare financing receivables by the origination year and average FICO score as of September 30, 2023:

($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$290	$233	$102	$36	$67	$107	$835
600-699	100	86	38	14	24	42	304
<600	10	11	5	2	3	7	38
No score(1)	58	43	21	13	20	31	186
Total	$458	$373	$166	$65	$114	$187	$1,363

Current period gross write-offs	$—	$6	$10	$5	$8	$15	$44
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of September 30, 2023 and December 31, 2022, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $88 million and $76 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-HGV Timeshare Financing Receivables
	September 30, 2023
($ in millions)	Securitized	Unsecuritized	Total
Current	$632	$621	$1,253
31 - 90 days past due	9	13	22
91 - 120 days past due	4	3	7
121 days and greater past due	2	79	81
Total	$647	$716	$1,363

	Legacy-HGV Timeshare Financing Receivables
	December 31, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$631	$520	$1,151
31 - 90 days past due	9	8	17
91 - 120 days past due	3	2	5
121 days and greater past due	4	67	71
Total	$647	$597	$1,244
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
Our gross balances by average FICO score of our Legacy-Diamond acquired and originated timeshare financing receivables were as follows:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	September 30, 2023	December 31, 2022
FICO score
700+	$278	$373
600-699	203	265
<600	45	55
No score(1)	13	16
Total	$539	$709
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	September 30, 2023	December 31, 2022
FICO score
700+	$377	$321
600-699	207	163
<600	29	26
No score(1)	7	5
Total	$620	$515
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following tables detail our gross Legacy-Diamond acquired and originated timeshare financing receivables by the origination year and average FICO score as of September 30, 2023:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$—	$—	$50	$60	$71	$97	$278
600-699	—	—	36	39	50	78	203
<600	—	—	9	10	8	18	45
No score(1)	—	—	1	4	1	7	13
Total	$—	$—	$96	$113	$130	$200	$539

Current period gross write-offs	$—	$—	$9	$18	$30	$37	$94
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$151	$171	$55	$—	$—	$—	$377
600-699	77	98	32	—	—	—	207
<600	10	13	6	—	—	—	29
No score(1)	3	3	1	—	—	—	7
Total	$241	$285	$94	$—	$—	$—	$620

Current period gross write-offs	$—	$5	$6	$—	$—	$—	$11
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of September 30, 2023 and December 31, 2022, we had ceased accruing interest on Legacy-Diamond timeshare financing receivables with an aggregate principal balance of $369 million and $377 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-Diamond Timeshare Financing Receivables
	September 30, 2023
($ in millions)	Securitized	Unsecuritized	Total
Current	$363	$392	$755
31 - 90 days past due	15	20	35
91 - 120 days past due	6	8	14
121 days and greater past due	8	347	355
Total	$392	$767	$1,159

	Legacy-Diamond Timeshare Financing Receivables
	December 31, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$373	$442	$815
31 - 90 days past due	13	19	32
91 - 120 days past due	4	8	12
121 days and greater past due	13	352	365
Total	$403	$821	$1,224
NOTE 6: INVENTORY
Inventory was comprised of the following:

($ in millions)	September 30, 2023	December 31, 2022
Completed unsold VOIs	$1,262	$1,096
Construction in process	45	62
Land, infrastructure and other	1	1
Total	$1,308	$1,159
During the nine months ended September 30, 2023, we acquired inventory associated with a property in New York for $136 million from a third-party developer. Under the purchase agreement, there are no further inventory commitments related to this property.
For the nine months ended September 30, 2023, we recorded non-cash operating activity transfers of $39 million related to the registrations for timeshare units under construction from Property and equipment, net to Inventory. As VOI inventory is constructed it is recorded into Property and equipment, net until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred into completed unsold VOIs inventory.

The table below presents cost of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Cost of sales true-up(1)	$22	$8	$51	$17
(1)For the three and nine months ended September 30, 2023 and 2022, respectively, the cost of sales true-up decreased cost of VOI sales and increased inventory.
NOTE 7: CONSOLIDATED VARIABLE INTEREST ENTITIES
As of September 30, 2023, we consolidated 10 VIEs. The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
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
Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	September 30, 2023	December 31, 2022
Restricted cash	$90	$48
Timeshare financing receivables, net	888	883
Non-recourse debt, net	1,038	1,003
NOTE 8: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of September 30, 2023 and December 31, 2022, we had ownership interests in BRE Ace LLC and 1776 Holding LLC, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. For both VIEs, our investment interests are included in the condensed consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the condensed consolidated statements of operations as Equity in earnings from unconsolidated affiliates.
During the nine months ended September 30, 2023, we received a cash distribution of approximately $6 million from our investment in BRE Ace LLC.
Our two unconsolidated affiliates have aggregated debt balances of $389 million and $393 million as of September 30, 2023 and December 31, 2022, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totaled $74 million as of September 30, 2023 and $72 million as of December 31, 2022, respectively, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 15: Related Party Transactions for additional information.

NOTE 9: INTANGIBLE ASSETS
Intangible assets and related accumulated amortization were as follows:

	September 30, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(18)	$—
Management contracts	1,340	(318)	1,022
Club member relationships	139	(52)	87
Capitalized software	193	(116)	77
Total	$1,690	$(504)	$1,186

	December 31, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(17)	$1
Management contracts	1,340	(230)	1,110
Club member relationships	139	(37)	102
Capitalized software	163	(99)	64
Total	$1,660	$(383)	$1,277
Amortization expense on intangible assets was $40 million and $50 million for the three months ended September 30, 2023 and 2022, respectively, and $118 million and $147 million for the nine months ended September 30, 2023 and 2022, respectively.
NOTE 10: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	September 30, 2023	December 31, 2022
Debt(1)
Senior secured credit facility
Term loan with a rate of 8.431%, due 2028	$1,274	$1,284
Revolver with a rate of 7.320%, due 2026	118	40
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Other debt	34	29
Total debt, gross	2,776	2,703
Less: unamortized deferred financing costs and discounts(2)(3)	(46)	(52)
Total debt, net	$2,730	$2,651
(1)As of September 30, 2023 and December 31, 2022, weighted-average interest rates were 6.666% and 6.143%, respectively.
(2)Amount includes unamortized deferred financing costs related to our term loan and senior notes of $23 million and $17 million, respectively, as of September 30, 2023 and $26 million and $19 million, respectively, as of December 31, 2022. This amount also includes unamortized original issuance discounts of $6 million and $7 million as of September 30, 2023 and December 31, 2022, respectively.
(3)Amount does not include unamortized deferred financing costs of $3 million and $4 million as of September 30, 2023 and December 31, 2022, respectively, related to our revolving facility which are included in Other assets in our condensed consolidated balance sheets.
Senior secured credit facility
As of September 30, 2023, we had $16 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of September 30, 2023. As of September 30, 2023, we have $866 million remaining borrowing capacity under the revolver facility.
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
On October 6, 2023, we amended our Term loan under the Senior secured credit facility. Under the amendment, the new interest rate is SOFR plus a spread adjustment of 0.11% plus 2.75%, down from SOFR plus a spread adjustment of 0.11% plus 3.00%. Additionally, the interest rate floor for the Term loan was lowered from 0.50% to 0.00%.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the remaining available SOFR based senior secured credit facility. During the second quarter of 2023, we amended certain interest rate swap contracts to transition from one-month LIBOR to one-month SOFR as the floating interest rate. The notional amount of the amended contracts was $550 million. The remaining $184 million of interest rate swaps were not amended as of September 30, 2023. We did not de-designate the interest rate swaps with a floating interest rate to one-month LIBOR as we are permitted to maintain the designation as part of the transitional relief in accordance with ASC 848. Transaction costs incurred for the swap amendments were de minimis.
As of September 30, 2023, these interest rate swaps convert the SOFR-based variable rate on our Term Loan to average fixed rates of 1.29% per annum with maturities between 2023 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of September 30, 2023, the aggregate notional values of the interest rate swaps under our Term Loan was $700 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the estimated fair value of our cash flow hedges were $61 million and $63 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes.
The following table reflects the activity, net of tax, in Accumulated other comprehensive income related to our derivative instruments during the nine months ended September 30, 2023:

Net unrealized gain on derivative instruments
Balance as of December 31, 2022	$48
Other comprehensive income before reclassifications, net	12
Reclassifications to net income	(13)
Balance as of September 30, 2023	$47
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of September 30, 2023.

Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	September 30, 2023	December 31, 2022
Non-recourse debt(1)
Timeshare Facility with an average rate of 6.320%, due 2025(3)	$—	$98
HGV Securitized Debt with a weighted average rate of 2.711%, due 2028	27	42
HGV Securitized Debt with a weighted average rate of 3.602%, due 2032	72	98
HGV Securitized Debt with a weighted average rate of 2.431%, due 2033	76	101
HGV Securitized Debt with a weighted average rate of 4.304%, due 2034	128	168
HGV Securitized Debt with a weighted average rate of 4.826%, due 2037	206	251
HGV Securitized Debt with a weighted average rate of 5.937%, due 2038	284	—
HGV Securitized Debt with a weighted average rate of 3.658%, due 2039	103	134
Diamond Resorts Owner Trust 2019 with a weighted average rate of 3.255%, due 2032	59	87
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2033	96	134
Total non-recourse debt, gross	1,051	1,113
Less: unamortized deferred financing costs(2)	(13)	(11)
Total non-recourse debt, net	$1,038	$1,102
(1)As of September 30, 2023 and December 31, 2022, weighted-average interest rates were 4.304% and 3.539%, respectively.
(2)Amount relates to securitized debt only and does not include unamortized deferred financing costs of $3 million and $4 million as of September 30, 2023 and December 31, 2022, respectively, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.
(3)The revolving commitment period of the Timeshare Facility terminates in May 2024; however, the repayment maturity date extends 12 months beyond the commitment termination date to May 2025.
In August 2023, we completed a securitization of approximately $293 million of gross timeshare financing receivables and issued approximately $187 million of 5.72% notes, $79 million of 6.11% notes, and $27 million of 6.94% notes due January 2038. The securitized debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages, deeds of trust, membership interests or timeshare interests (other than a fee simple interest in real estate) and temporarily by approximately $49 million on deposit in a prefunding account. The securitized debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt. The proceeds were used to pay down in part some of the existing debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $5 million in debt issuance costs.
The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of September 30, 2023, our Timeshare Facility has a remaining borrowing capacity of $750 million.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $90 million and $50 million as of September 30, 2023 and December 31, 2022, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities
The contractual maturities of our debt and non-recourse debt as of September 30, 2023 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2023 (remaining three months)	$4	$79	$83
2024	17	273	290
2025	16	204	220
2026	133	160	293
2027	13	119	132
Thereafter	2,593	216	2,809
Total	$2,776	$1,051	$3,827
NOTE 11: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	September 30, 2023
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,821	$—	$2,007
Liabilities:
Debt, net(2)	2,730	2,413	160
Non-recourse debt, net(2)	1,038	1,006	—

	December 31, 2022
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,767	$—	$1,910
Liabilities:
Debt, net(2)	2,651	2,413	76
Non-recourse debt, net(2)	1,102	957	97
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
NOTE 12: INCOME TAXES
The effective tax rate for the three months ended September 30, 2023 and 2022 was approximately 32% and 26%, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 was approximately 28% and 30%, respectively. The effective tax rate increase quarter over quarter is due to the overall change in earnings and discrete items, primarily unrecognized tax benefits. The effective tax rate decrease year over year is due to the change in earnings mix of our worldwide income and discrete items, primarily unrecognized tax benefits. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21% is primarily due to the impact of state and foreign income taxes and discrete items, primarily unrecognized tax benefits.
NOTE 13: SHARE-BASED COMPENSATION
Stock Plan
On May 3, 2023, the 2023 Omnibus Incentive Plan (“2023 Plan”) was approved by our shareholders to replace the 2017 Omnibus Incentive Plan and the 2017 Plan for Non-Employee Directors (the “2017 Plans”). The 2023 Plan authorizes the issuance of restricted stock units (“Service RSUs” or “RSUs”), nonqualified stock options (“Options”), time and performance-vesting restricted stock units (“Performance RSUs” or “PSUs”), and stock appreciation rights (“SARs”) to certain employees and directors. Pursuant to the 2023 Plan, 5,240,000 shares of our common stock are reserved for issuance. The 2017 Plans remain in place until all of the awards previously granted thereunder have been paid, forfeited or expired. Shares underlying awards that are canceled or forfeited under the 2017 Plans without the issuance of any shares are added to the 2023 Plan share pool. However, the shares which remained available for issuance under the 2017 Plans are no longer available for issuance, and all future awards will be granted pursuant to the 2023 Plan. As of September 30, 2023, there were 5,263,395 shares of common stock available for future issuance under the 2023 plan. We recognized share-based compensation expense of $12 million and $14 million for the three months ended September 30, 2023 and 2022, respectively, and $37 million and $40 million for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, unrecognized compensation costs for unvested awards was approximately $38 million, which is expected to be recognized over a weighted average period of 1.8 years.
Service RSUs
During the nine months ended September 30, 2023, we issued 532,497 Service RSUs with a grant date fair value of $48.72, which generally vest in equal annual installments over three years from the date of grant.
Options
During the nine months ended September 30, 2023, we granted 301,215 Options with an exercise price of $49.14, which generally vest over three years from the date of the grant.
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
As of September 30, 2023, we had 1,711,614 Options outstanding that were exercisable.

Performance RSUs
During the nine months ended September 30, 2023, we issued 119,887 Performance RSUs with a grant date fair value of $49.14. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets. We determined that the performance conditions for our Performance RSUs are probable of achievement and, for the three and nine months ended September 30, 2023, we recognized compensation expense based on the number of Performance RSUs we expect to vest.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the ESPP, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95% of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. During the three and nine months ended September 30, 2022, we recognized less than $1 million of compensation expense related to this plan, respectively.
During the fourth quarter of 2022, the Board of Directors amended the ESPP plan to allow eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. The amendment became effective in 2023. During the three and nine months ended September 30, 2023, we recognized less than $1 million and $1 million of compensation expense related to this plan, respectively.
NOTE 14: EARNINGS PER SHARE
The following tables present the calculation of our basic and diluted earnings per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares outstanding in millions, except per share amounts)	2023	2022	2023	2022
Basic EPS:
Numerator:
Net income	$92	$150	$245	$274
Denominator:
Weighted average shares outstanding	109.5	119.6	111.0	121.3
Basic EPS(1)	$0.84	$1.25	$2.21	$2.26
Diluted EPS:
Numerator:
Net income	$92	$150	$245	$274
Denominator:
Weighted average shares outstanding	110.9	121.1	112.6	122.9
Diluted EPS(1)	$0.83	$1.24	$2.18	$2.23

Basic weighted average shares outstanding	109.5	119.6	111.0	121.3
RSUs(2), PSUs(3), Options(4) and ESPP	1.4	1.5	1.6	1.6
Diluted weighted average shares outstanding	110.9	121.1	112.6	122.9
(1)Earnings per share amounts are calculated using whole numbers.
(2) There were no anti-dilutive RSUs for the three and nine months ended September 30, 2023 and 2022, respectively.
(3) There were no anti-dilutive PSUs for the three and nine months ended September 30, 2023 and 2022, respectively.
(4) Excludes 0.9 million and 0.7 million of Options that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2023, respectively, under the treasury stock method; and 0.8 million and 0.7 million of Options that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2022, respectively, under the treasury stock method. These Options could potentially dilute EPS in the future.

Share Repurchases
On May 4, 2022, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2022 Repurchase Plan"). On May 3, 2023, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2023 Repurchase Plan") which is in addition to the 2022 Repurchase Plan. The following table summarizes stock repurchase activity under the share repurchase programs as of September 30, 2023:

(in millions)	Shares	Cost
As of December 31, 2022	7	$272
Repurchases	6	269
As of September 30, 2023	13	$541
From October 1, 2023 through October 30, 2023, we repurchased approximately 690,000 shares for $26 million. As of October 30, 2023, we had $432 million of remaining availability under the 2023 Repurchase Plan.
NOTE 15: RELATED PARTY TRANSACTIONS
BRE Ace LLC and 1776 Holding, LLC
We hold an ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.”
We hold an ownership interest in 1776 Holding, LLC, a VIE, which owns a timeshare resort property and related operations, known as “Liberty Place Charleston, by Hilton Club.”
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Equity in earnings from unconsolidated affiliates	$2	$2	$7	$9
Commissions and other fees	51	52	159	133
We also had $14 million and $23 million of outstanding receivables related to the fee-for-service agreements included in Accounts receivable, net on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
NOTE 16: BUSINESS SEGMENTS
We operate our business through the following two reportable segments:
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
We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.
The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Revenues:
Real estate sales and financing	$612	$745	$1,766	$1,783
Resort operations and club management(1)	322	299	944	870
Total segment revenues	934	1,044	2,710	2,653
Cost reimbursements	97	82	289	215
Intersegment eliminations(1)	(13)	(10)	(40)	(25)
Total revenues	$1,018	$1,116	$2,959	$2,843
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. These charges totaled $13 million and $10 million, respectively, for the three months ended September 30, 2023 and 2022, and $40 million and $25 million, respectively, for the nine months ended September 30, 2023 and 2022.
The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Adjusted EBITDA:
Real estate sales and financing(1)	$205	$295	$563	$666
Resort operations and club management(1)	126	112	358	332
Segment Adjusted EBITDA	331	407	921	998
Acquisition and integration-related expense	(12)	(19)	(42)	(49)
General and administrative	(40)	(50)	(130)	(158)
Depreciation and amortization	(53)	(57)	(156)	(181)
License fee expense	(37)	(33)	(101)	(90)
Other (loss) gain, net	(1)	2	3	1
Interest expense	(45)	(37)	(133)	(105)
Income tax expense	(44)	(54)	(96)	(115)
Equity in earnings from unconsolidated affiliates	2	2	7	9
Impairment expense	—	—	(3)	—
Other adjustment items(2)	(9)	(11)	(25)	(36)
Net income	$92	$150	$245	$274
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)For the three and nine months ended September 30, 2023 and 2022, these amounts include costs associated with stock-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
NOTE 17: COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2023, we were committed to purchase approximately $56 million of inventory over a period of two years and $16 million of other commitments in the normal course of business. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.
During the nine months ended September 30, 2023, we fulfilled $136 million of purchases required under our inventory commitments. As of September 30, 2023, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2023 (remaining)	2024	2025	2026	2027	Thereafter	Total
Inventory purchase obligations(1)	$—	$56	$—	$—	$—	$—	$56
Other commitments(2)	4	9	3	—	—	—	16
Total	$4	$65	$3	$—	$—	$—	$72
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
As of September 30, 2023, we accrued liabilities of approximately $121 million for all legal matters. Approximately $101 million of these accrued liabilities relate to a judgment entered against Diamond in March 2022 in connection with a case filed in 2015 that was not deemed probable and estimable as of the Acquisition Date. This matter is subject to insurance coverage, and as a result, we recorded an insurance claim receivable of $83 million within Accounts receivable, net in our condensed consolidated balance sheet as of September 30, 2023.
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
Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $548 million as of September 30, 2023, which primarily consist of escrow, construction and subsidy related bonds.
NOTE 18: SUBSEQUENT EVENTS
On November 5, 2023, we entered into a merger agreement with Bluegreen Vacations Holding Corporation (“Bluegreen”) to acquire Bluegreen. Subject to the terms and conditions of the merger agreement, upon the consummation of the transaction, we will acquire all of the shares of Bluegreen for $75.00 per share in an all-cash transaction, representing total consideration of approximately $1.5 billion, inclusive of net debt. Consummation of this transaction is subject to customary conditions and receipt of regulatory approvals. The transaction is anticipated to close during the first half of 2024.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements convey management’s expectations as to the future of HGV, and are based on management’s beliefs, expectations, assumptions and such plans, estimates, projections and other information available to management at the time HGV makes such statements. Forward-looking statements include all statements that are not historical facts and may be identified by terminology such as the words “outlook,” “believe,” “expect,” “potential,” “goal,” “continues,” “may,” “will,” “should,” “could,” “would,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “future,” “guidance,” “target,” or the negative version of these words or other comparable words, although not all forward-looking statements may contain such words. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements related to HGV’s revenues, earnings, taxes, cash flow and related financial and operating measures, and expectations with respect to future operating, financial and business performance, and other anticipated future events and expectations that are not historical facts, including, related to the proposed transaction between HGV and Bluegreen Vacations Holding Corporation (“Bluegreen”).
HGV cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond HGV’s control, which may cause the actual results, performance or achievements to be materially different from the future results. Any one or more of these risks or uncertainties, including those related to the proposed merger transaction between HGV and Bluegreen, could adversely impact HGV’s operations, revenue, operating profits and margins, key business operational metrics discussed under “—Operational Metrics” below, financial condition or credit rating.
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
See “Key Business and Financial Metrics” and “Results of Operations” for a discussion of the meanings of these terms, the Company’s reasons for providing the applicable non-GAAP financial measures, and reconciliations of non-GAAP financial measures to measures calculated in accordance with U.S. GAAP.
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
As of September 30, 2023, we have over 150 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada, and Japan. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia and feature spacious, condominium-style accommodations with superior amenities and quality service. As of September 30, 2023, we had approximately 526,000 members across our club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort, any property in the Hilton system of 22 industry-leading brands across approximately 7,300 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program.
In August 2023, a series of wildfires in Maui caused widespread property destruction, damage and loss of life. The fires resulted in resort closures and travel restrictions, adversely impacting travel, including in the surrounding Hawaiian Islands. We have 13 properties and six sales centers in the Hawaiian Islands, including two properties and sales centers in Maui. While neither of our Maui properties sustained physical damage, the decline in tourism throughout the region has negatively impacted our business and financial results, and there continues to be a level of uncertainty as to the extent of our continued business interruption. Therefore, we will continue to evaluate the overall impact of the wildfires on our operations through the remainder of the year and into 2024.
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
For the nine months ended September 30, 2023, sales from fee-for-service and just-in-time inventory were 30%, and 17% of contract sales, respectively. See “Key Business and Financial Metrics — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is $11.6 billion at current pricing. Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 36% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe, and Japan. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have over 60 sales distribution centers in various domestic and international locations. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers, and have an affinity with our brands. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the nine months ended September 30, 2023, 69% of our contract sales were to our existing owners, compared to 71% for the nine months ended September 30, 2022.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 62% and 63% for the nine months ended September 30, 2023 and 2022, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Nine Months Ended September 30,
	2023	2022
Weighted-average FICO score	734	735
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

Resort Operations and Club Management
We enter into management agreements with the HOAs of the timeshare resorts developed by us or a third party. Each of the HOAs is governed by a board of directors comprised of owner and developer representatives that are charged with ensuring the resorts are well-maintained and financially stable. Our services include day-to-day operations of the resorts, maintenance of the resorts, preparation of books and financial records including reports, budgets and projections, arranging for annual audits and maintenance fee billing and collections and employment training and personnel oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee equal to 10% to 15% of the costs to operate the applicable resort. As a result, the fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses and our management fees are unaffected by changes in rental rate or occupancy. We are also reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The original terms of our management agreements typically range from three to five years and the agreements are subject to periodic renewal for one to three-year periods. Many of these agreements renew automatically unless either party provides advance notice of termination before the expiration of the term.
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

Results of Operations
Three and Nine Months Ended September 30, 2023 Compared with the Three and Nine Months Ended September 30, 2022
Segment Results
The following tables present our revenues by segment. We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Revenues:
Real estate sales and financing	$612	$745	$(133)	(17.9)	$1,766	$1,783	$(17)	(1.0)
Resort operations and club management	322	299	23	7.7	944	870	74	8.5
Total segment revenues	934	1,044	(110)	(10.5)	2,710	2,653	57	2.1
Cost reimbursements	97	82	15	18.3	289	215	74	34.4
Intersegment eliminations(1)	(13)	(10)	(3)	30.0	(40)	(25)	(15)	60.0
Total revenues	$1,018	$1,116	$(98)	(8.8)	$2,959	$2,843	$116	4.1
(1)See Note 16: Business Segments in our condensed consolidated financial statements for details on the intersegment eliminations.
The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Variance(1)		Nine Months Ended September 30,		Variance(1)
($ in millions)	2023	2022	$	%	2023	2022	$	%
Net income	$92	$150	$(58)	(38.7)	$245	$274	$(29)	(10.6)
Interest expense	45	37	8	21.6	133	105	28	26.7
Income tax expense	44	54	(10)	(18.5)	96	115	(19)	(16.5)
Depreciation and amortization	53	57	(4)	(7.0)	156	181	(25)	(13.8)
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	2	(2)	(100.0)	1	2	(1)	(50.0)
EBITDA	234	300	(66)	(22.0)	631	677	(46)	(6.8)
Other loss (gain) , net	1	(2)	3	NM	(3)	(1)	(2)	NM
Share-based compensation expense	12	14	(2)	(14.3)	38	40	(2)	(5.0)
Impairment expense	—	—	—	NM	3	—	3	100%
Acquisition and integration-related expense	12	19	(7)	(36.8)	42	49	(7)	(14.3)
Other adjustment items(2)	10	7	3	42.9	24	48	(24)	(50.0)
Adjusted EBITDA	$269	$338	$(69)	(20.4)	$735	$813	$(78)	(9.6)
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)These amounts include costs associated with restructuring, one-time charges, the amortization of premiums resulting from purchase accounting and other non-cash items.

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 16: Business Segments in our condensed consolidated financial statements. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key Business and Financial Metrics—EBITDA and Adjusted EBITDA.” The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$205	$295	$(90)	(30.5)	$563	$666	$(103)	(15.5)
Resort operations and club management(1)	126	112	14	12.5	358	332	26	7.8
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	2	5	(3)	(60.0)	8	12	(4)	(33.3)
License fee expense	(37)	(33)	(4)	12.1	(101)	(90)	(11)	12.2
General and administrative(2)	(27)	(41)	14	(34.1)	(93)	(107)	14	(13.1)
Adjusted EBITDA	$269	$338	$(69)	(20.4)	$735	$813	$(78)	(9.6)
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

	Three Months Ended September 30,		Variance(1)		Nine Months Ended September 30,		Variance(1)
($ in millions)	2023	2022	$	%	2023	2022	$	%
Net income	$92	$150	$(58)	(38.7)	$245	$274	$(29)	(10.6)
Interest expense	45	37	8	21.6	133	105	28	26.7
Income tax expense	44	54	(10)	(18.5)	96	115	(19)	(16.5)
Depreciation and amortization	53	57	(4)	(7.0)	156	181	(25)	(13.8)
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	2	(2)	(100.0)	1	2	(1)	(50.0)
EBITDA	234	300	(66)	(22.0)	631	677	(46)	(6.8)
Other loss (gain), net	1	(2)	3	NM	(3)	(1)	(2)	NM
Equity in earnings from unconsolidated affiliates(2)	(2)	(4)	2	(50.0)	(8)	(11)	3	(27.3)
Impairment expense	—	—	—	100%	3	—	3	100%
License fee expense	37	33	4	12.1	101	90	11	12.2
Acquisition and integration-related expense	12	19	(7)	(36.8)	42	49	(7)	(14.3)
General and administrative	40	50	(10)	(20.0)	130	158	(28)	(17.7)
Profit	$322	$396	$(74)	(18.7)	$896	$962	$(66)	(6.9)

Real estate profit	$160	$253	$(93)	(36.8)	$429	$531	$(102)	(19.2)
Financing profit	50	43	7	16.3	152	130	22	16.9
Resort and club management profit	95	85	10	11.8	273	261	12	4.6
Rental and ancillary services profit	17	15	2	13.3	42	40	2	5.0
Profit	$322	$396	$(74)	(18.7)	$896	$962	$(66)	(6.9)
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Excludes impact of interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates of $1 million for the nine months ended September 30, 2023. Also excludes impact of aforementioned items of $2 million for both the three and nine months ended September 30, 2022.

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

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Sales, marketing, brand and other fees	$170	$177	$(7)	(4.0)	$501	$457	$44	9.6
Less: Marketing revenue and other fees(1)	(63)	(52)	(11)	21.2	(176)	(164)	(12)	7.3
Fee-for-service commissions and brand fees	$107	$125	$(18)	(14.4)	$325	$293	$32	10.9

Sales and marketing expense	$334	$322	$12	3.7	$971	$849	$122	14.4
Less: Marketing revenue and other fees(1)	(63)	(52)	(11)	21.2	(176)	(164)	(12)	7.3
Sales and marketing expense, net	$271	$270	$1	0.4	$795	$685	$110	16.1
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	$	2023	2022	$
Sales of VOIs (deferrals)	$(12)	$10	$(22)	$(18)	$(53)	$35
Sales of VOIs recognitions	—	76	(76)	4	87	(83)
Net Sales of VOIs (deferrals) recognitions	(12)	86	(98)	(14)	34	(48)
Cost of VOI sales (deferrals)	(3)	3	(6)	(4)	(18)	14
Cost of VOI sales recognitions	—	27	(27)	1	30	(29)
Net Cost of VOI sales (deferrals) recognitions	(3)	30	(33)	(3)	12	(15)
Sales and marketing expense (deferrals)	(2)	2	(4)	(3)	(8)	5
Sales and marketing expense recognitions	—	11	(11)	1	13	(12)
Net Sales and marketing expense (deferrals) recognitions	(2)	13	(15)	(2)	5	(7)
Net construction (deferrals) recognitions	$(7)	$43	$(50)	$(9)	$17	$(26)
Real estate sales and financing segment revenues decreased by $133 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to a $133 million decrease in Sales of VOI, net, resulting from a $98 million decrease in net deferrals of sales of VOIs under construction, $18 million decrease in contract sales driven by lower VPG and the impact of the Maui wildfires, and $14 million higher provision for financing receivable losses. Sales, marketing, brand and other fees decreased $7 million driven by lower commissions earned on sales of fee-

for-service properties. This was partially offset by a $7 million increase in financing revenue primarily related to an increase in our loan portfolio and an increase in the weighted average interest rate.
Real estate sales and financing segment revenues decreased by $17 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to a $90 million decrease in Sales of VOI, net, driven by a $48 million increase in net deferrals of sales of VOIs under construction, a 15.5% decrease in VPG, the impact of Maui wildfires, and $14 million higher provision for financing receivable losses. Sales, marketing, brand and other fees increased $44 million driven by higher commissions earned on sales of fee-for-service properties. In addition, there was a $29 million increase in financing revenue primarily related to an increase in our loan portfolio and an increase in the weighted average interest rate.
Real estate sales and financing Adjusted EBITDA decreased by $90 million and $103 million for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to an increase in marketing costs due to our emphasis in adding new owners, which typically carry a higher cost per tour, in addition to the overall decrease in segment revenues described above.
Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the Real estate sales and financing segment.
Resort Operations and Club Management
Resort operations and club management segment revenues increased by $23 million and $74 million for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to an increase in rental revenue. The rental revenue increase was driven primarily by an increase in occupied room nights compared to the same periods in 2022. For the nine months ended September 30, 2023, the additional increase in Resort operations and club management revenue was due to an increase in resort management revenue, primarily driven by higher fees.
Resort operations and club management segment adjusted EBITDA increased by $14 million and $26 million for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to the increase in Resort and club management and rental revenues described above, partially offset by an increase in resort and club management expenses due to personnel-related costs incurred to service increased arrivals and transaction activity.
Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the Resort operations and club management segment.
Real Estate Sales and Financing Segment
See “Reconciliation of Profit Measures to GAAP Measure” above.
Real Estate

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions, except Tour flow and VPG)	2023	2022	$	%	2023	2022	$	%
Contract sales	$603	$621	$(18)	(2.9)	$1,738	$1,747	$(9)	(0.5)
Adjustments:
Fee-for-service sales(2)	(174)	(175)	1	(0.6)	(528)	(488)	(40)	8.2
Provision for financing receivables losses	(46)	(32)	(14)	43.8	(117)	(103)	(14)	13.6
Reportability and other:
Net (deferral) recognition of sales of VOIs under construction (3)	(12)	86	(98)	NM	(14)	34	(48)	NM
Fee-for-service sale upgrades, net	6	5	1	20.0	18	14	4	28.6
Other(4)	(10)	(5)	(5)	100.0	(57)	(74)	17	(23.0)
Sales of VOIs, net	$367	$500	$(133)	(26.6)	$1,040	$1,130	$(90)	(8.0)
Tour flow	163,699	142,647	21,052		456,411	375,507	80,904
VPG	$3,656	$4,229	$(573)		$3,771	$4,463	$(692)
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Represents contract sales from fee-for-service properties on which we earn Fee-for-service commissions and brand fees.
(3)Represents the net recognition of revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(4)Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.

Contract sales decreased by $18 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to a 13.5% decrease in VPG, and impact of Maui wildfires, partially offset by a 14.8% increase in tour flow.
Contract sales decreased by $9 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to a 15.5% decrease in VPG, and impact of Maui wildfires, partially offset by a 21.5% increase in tour flow.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Sales of VOIs, net	$367	$500	$(133)	(26.6)	$1,040	$1,130	$(90)	(8.0)
Fee-for-service commissions and brand fees	107	125	(18)	(14.4)	325	293	32	10.9
Sales revenue	474	625	(151)	(24.2)	1,365	1,423	(58)	(4.1)
Less:
Cost of VOI sales	43	102	(59)	(57.8)	141	207	(66)	(31.9)
Sales and marketing expense, net	271	270	1	0.4	795	685	110	16.1
Real estate expense	$314	$372	$(58)	(15.6)	$936	$892	$44	4.9
Real estate profit	$160	$253	$(93)	(36.8)	$429	$531	$(102)	(19.2)
Real estate profit margin(1)	33.8%	40.5%			31.4%	37.3%
(1)Excluding the marketing revenue and other fees adjustment, Real estate profit margin was 29.8% and 37.4% for the three months ended September 30, 2023 and 2022, respectively, and 27.8% and 33.5% for the nine months ended September 30, 2023 and 2022, respectively.
Real estate profit decreased by $93 million for the three months ended September 30, 2023, compared to the same period in 2022, driven by a decrease in Sales revenue of $151 million due to lower Sales of VOIs, net of $133 million driven primarily by net deferrals of sales of VOIs under construction and lower Fee-for-service commissions and brand fees of $18 million, partially offset by a decrease in Real estate expense of $58 million due to a decrease in the Cost of VOI sales.
Real estate profit decreased by $102 million for the nine months ended September 30, 2023, compared to the same period in 2022, driven by a decrease in Sales revenue of $58 million due to a decrease in Sales of VOIs, net, driven by a decrease in the net recognition of sales of VOIs under construction of $90 million. This was partially offset by an increase in Fee-for-service commissions and brand fees of $32 million. Additionally, there was a $44 million increase in Real estate expense due to an increase in marketing costs of $110 million, partially offset by a decrease in the Cost of VOI sales of $66 million.
Financing

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Interest income	$68	$61	$7	11.5	$199	$170	$29	17.1
Other financing revenue	7	7	—	—	26	26	—	—
Financing revenue	75	68	7	10.3	225	196	29	14.8
Consumer financing interest expense	12	11	1	9.1	34	26	8	30.8
Other financing expense	13	14	(1)	(7.1)	39	40	(1)	(2.5)
Financing expense	25	25	—	—	73	66	7	10.6
Financing profit	$50	$43	$7	16.3	$152	$130	$22	16.9
Financing profit margin	66.7%	63.2%			67.6%	66.3%
Financing profit increased by $7 million and $22 million for the three and nine months ended September 30, 2023, compared to the same periods in 2022, driven by an increase of $7 million and $29 million in financing revenue. For the nine months ended September 30, 2023, this was partially offset by a $7 million increase in Financing expense, compared to the same periods in 2022.

Financing revenue increased primarily due to interest income driven by an increase in our loan portfolio and an increase in the weighted-average interest rate. Financing expense increased in line with the related revenues and due to the increase in the weighted-average interest rate on our non-recourse debt.
Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Club management revenue	$56	$48	$8	16.7	$160	$150	$10	6.7
Resort management revenue	82	82	—	—	242	229	13	5.7
Resort and club management revenues	138	130	8	6.2	402	379	23	6.1
Club management expense	14	11	3	27.3	44	31	13	41.9
Resort management expense	29	34	(5)	(14.7)	85	87	(2)	(2.3)
Resort and club management expenses	43	45	(2)	(4.4)	129	118	11	9.3
Resort and club management profit	$95	$85	$10	11.8	$273	$261	$12	4.6
Resort and club management profit margin	68.8%	65.4%			67.9%	68.9%
Resort and club management profit increased by $10 million for the three months ended September 30, 2023, compared to the same period in 2022, largely driven by a $8 million increase in Club management revenue due to an increase in reservation and maintenance fees. Resort and club management expenses remained relatively consistent when compared to the three months ended September 30, 2022.
Resort and club management profit increased by $12 million for the nine months ended September 30, 2023, compared to the same period in 2022, largely driven by a $23 million increase in Resort and club management revenue, as a result of an increase in fee revenue for the period. This was offset by a $11 million increase in Resort and club management expenses due to personnel related costs incurred to service the increased transactions for the period.
Rental and Ancillary Services

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Rental revenues	$160	$157	$3	1.9	$469	$436	$33	7.6
Ancillary services revenues	11	2	9	NM	33	30	3	10.0
Rental and ancillary services revenues	171	159	12	7.5	502	466	36	7.7
Rental expenses	144	141	3	2.1	431	401	30	7.5
Ancillary services expense	10	3	7	NM	29	25	4	16.0
Rental and ancillary services expenses	154	144	10	6.9	460	426	34	8.0
Rental and ancillary services profit	$17	$15	$2	13.3	$42	$40	$2	5.0
Rental and ancillary services profit margin	9.9%	9.4%			8.4%	8.6%
(1) NM - fluctuation in terms of percentage change is not meaningful.
    Rental and ancillary services profit for the three and nine months ended September 30, 2023 remained consistent with the same periods in 2022.
Rental revenues increased by $3 million and $33 million for the three and nine months ended September 30, 2023, respectively, primarily due to an increase in occupied room nights compared to the same periods in 2022. Rental and ancillary services expense increased consistently with the aforementioned increase in rental revenue.

Other Operating Expenses

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
General and administrative	$40	$50	$(10)	(20.0)	$130	$158	$(28)	(17.7)
Depreciation and amortization	53	57	(4)	(7.0)	156	181	(25)	(13.8)
License fee expense	37	33	4	12.1	101	90	11	12.2
Impairment expense	—	—	—	100%	3	—	3	100%
General and administrative expenses decreased by $10 million and $28 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to lower legal and professional fees and lower personnel related costs. Depreciation and amortization decreased by $4 million and $25 million for the three and nine months ended September 30, 2023, respectively, primarily due to certain intangible assets being fully amortized. License fee expense increased by $4 million and $11 million, respectively, for the three and nine months ended September 30, 2023 when compared to the same periods in 2022.
Acquisition and Integration-Related Expense

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	$	%	2023	2022	$	%
Acquisition and integration-related expense	$12	$19	$(7)	(36.8)	$42	$49	$(7)	(14.3)
Acquisition and integration-related costs include direct expenses related to the Diamond Acquisition including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For both the three and nine months ended September 30, 2023, acquisition and integration-related costs decreased by $7 million when compared to the same period in 2022. The decrease was primarily driven by a decrease in professional fees.
Non-Operating Expenses

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2023	2022	$	%	2023	2022	$	%
Interest expense	$45	$37	$8	21.6	$133	$105	$28	26.7
Equity in earnings from unconsolidated affiliates	(2)	(2)	—	—	(7)	(9)	2	(22.2)
Other loss (gain), net	1	(2)	3	NM	(3)	(1)	(2)	NM
Income tax expense	44	54	(10)	(18.5)	96	115	(19)	(16.5)
(1) NM - fluctuation in terms of percentage change is not meaningful
The change in non-operating expenses for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was primarily due to a decrease in income tax expense of $10 million and $19 million, partially offset by an increase in interest expense of $8 million and $28 million, respectively. For the three and nine months ended September 30, 2023, the increase in interest expense was driven by an increase in weighted-average interest rates and an increase in net proceeds from debt. For the three months ended September 30, 2023, the decrease in income tax expense was driven by the overall change in our earnings which was partially offset by discrete items, primarily unrecognized tax benefits. For the nine months ended September 30, 2023, the decrease in income tax expense was driven by a change in earnings mix of our worldwide income and discrete items, primarily unrecognized tax benefits.
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
•During the nine months ended September 30, 2023, we acquired a property in New York for $136 million from a third-party developer for inventory.
•During the nine months ended September 30, 2023, we repurchased $269 million of shares under our share repurchase programs.
•In August 2023, we completed a securitization of approximately $293 million of gross timeshare financing receivables. The proceeds were used to pay down in part some of the existing debt and for other general corporate purposes. See Note 10: Debt and Non-Recourse Debt for additional information.
•As of September 30, 2023, we had total cash and cash equivalents of $227 million and restricted cash of $308 million. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
•As of September 30, 2023, we had $866 million remaining borrowing capacity under the revolver facility.
•As of September 30, 2023, we had an aggregate of $750 million remaining borrowing capacity under our Timeshare Facility. Of this amount, we have $395 million of mortgage notes that are available to be securitized and another $359 million of mortgage notes that we expect will become eligible as soon as they meet typical milestones including receipt of first payment, deeding, or recording.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2023, our inventory-related purchase commitments totaled $56 million over 2 years.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,		Variance
($ in millions)	2023	2022	$
Net cash provided by (used in):
Operating activities	$312	$763	$(451)
Investing activities	(47)	(51)	4
Financing activities	(270)	(644)	374
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
Net cash provided by operating activities was $312 million for the nine months ended September 30, 2023, compared to $763 million in the same 2022 period in the prior year. The decrease was primarily due to purchase of inventory from a third party developer, increases in cash utilized for working capital, and a decrease in net income during the nine months ended September 30, 2023.

The following table summarizes our VOI inventory spending:

	Nine Months Ended September 30,
($ in millions)	2023	2022
VOI spending - owned properties(1)	$167	$96
VOI spending - fee-for-service upgrades(2)	15	9
Purchases and development of real estate for future conversion to inventory	28	4
Total VOI inventory spending	$210	$109
(1)For the nine months ended September 30, 2023 and 2022, our VOI inventory spending on owned properties relates to deeded properties that are classified as Inventory on our unaudited condensed consolidated balance sheets.
(2)Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects of $11 million and $6 million recorded in Costs of VOI sales for the nine months ended September 30, 2023 and 2022, respectively.
Investing Activities
Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.
Net cash used in investing activities was $47 million for the nine months ended September 30, 2023 compared to $51 million for the nine months ended September 30, 2022. The decrease was primarily due to decreased capital expenditures.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $270 million compared to net cash used in financing activities of $644 million for the same period in 2022. The decrease was primarily due to net proceeds from debt of $378 million and lower net repayments of non-recourse debt of $93 million compared to 2022, partially offset by $106 million increase in share repurchases when compared to 2022.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, and obligations associated with our debt, non-recourse debt and the related interest. As of September 30, 2023, we were committed to approximately $5,114 million in contractual obligations over 9 years, $167 million of which will be fulfilled in the remainder of 2023. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 17: Commitments and Contingencies and Note 10: Debt and Non-recourse Debt for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $548 million as of September 30, 2023, which primarily consist of escrow, construction and subsidy related bonds.
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
The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:
Summarized Financial Information

($ in millions)	September 30, 2023
Assets
Cash and cash equivalents	$138
Restricted cash	157
Accounts receivable, net - due from non-guarantor subsidiaries	76
Accounts receivable, net - due from related parties	14
Accounts receivable, net - other	348
Timeshare financing receivables, net	820
Inventory	1,186
Property and equipment, net	753
Operating lease right-of-use assets, net	61
Investments in unconsolidated affiliates	74
Goodwill	1,416
Intangible assets, net	1,186
Other assets	333
Total assets	$6,562

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$76
Accounts payable, accrued expenses and other - other	788
Advanced deposits	181
Debt, net	2,730
Operating lease liabilities	79
Deferred revenues	169
Deferred income tax liabilities	591
Total liabilities	$4,614

($ in millions)	Nine Months Ended September 30, 2023
Total revenues - transactions with non-guarantor subsidiaries	$25
Total revenues - other	2,610
Operating income	319
Net income	132
Subsequent Events
On November 5, 2023, we entered into a merger agreement with Bluegreen Vacations Holding Corporation (“Bluegreen”) to acquire Bluegreen. Subject to the terms and conditions of the merger agreement, upon the consummation of the transaction, we will acquire all of the shares of Bluegreen for $75.00 per share in an all-cash transaction, representing total consideration of approximately $1.5 billion, inclusive of net debt. Consummation of this transaction is subject to customary conditions and receipt of regulatory approvals. The transaction is anticipated to close during the first half of 2024.
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
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, and due to the previously identified material weakness in our internal controls over financial reporting that is described below, which is still being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.
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
Item 1A. Risk Factors
The following represents important updates to the risk factors previously disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”). The risk factors included in our 2022 Form 10-K are important to understanding our business, operation, results of operations, financial condition, prospects, and our statements generally in this Form 10-Q. Therefore, they should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
In addition, the following risks and those risks described in our 2022 Form 10-K contain forward-looking statements, and they may not be the only risks facing the Company. The future business, results of operations and financial condition of the Company can be affected by the risk factors described in such reports and by other factors currently unknown, that management presently believes not to be material, that management has made certain forward-looking projections, estimates or assumptions on, or that may rapidly evolve, develop or change. Any one or more of such factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially and adversely from past, or from anticipated future financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, results of operations and financial condition and the trading price of our common stock. Because of these factors affecting our financial condition, key business operational metrics, and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Relating to the Merger
We are subject to various uncertainties and contractual restrictions, including the risk of litigation, while the merger with Bluegreen is pending, which may cause disruption and may make it more difficult to maintain relationships with employees, suppliers, vendors, customers or others.
Uncertainty about the effect of the merger on relationships with our team members/employees, owners, club members, guests, suppliers, vendors, customers, strategic partners or others may have an adverse effect on us. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our and Bluegreen’s ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause suppliers, vendors, customers, and others that deal with us to seek to change, not renew or discontinue existing business relationships with us.
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
In addition, the merger agreement restricts us and Bluegreen, without the other party’s consent, from making certain acquisitions and taking other specified actions until the merger closes or the merger agreement terminates. These restrictions may prevent us and Bluegreen from pursuing otherwise attractive business opportunities and making other changes to our respective businesses before completion of the merger or termination of the merger agreement.
One of the conditions to the closing of the merger is the absence of any temporary restraining order, injunction, order or decree issued by a court of competent jurisdiction, other legal restraint or prohibition or any law enacted, enforced or deemed applicable by any governmental entity that prevents the consummation of the merger. Accordingly, while no litigation specific to the merger has been commenced, it is possible that such litigation may commence, and in any such litigation if any of the plaintiffs is successful in obtaining an injunction prohibiting the consummation of the merger, then such injunction may prevent the merger from being completed, or delay it from being completed within the expected time frame.

Failure to complete the merger with Bluegreen could negatively impact our stock price and the future of our business and financial results.
If the merger is not completed, our ongoing business may be adversely affected, and we may be subject to several risks, including the following:
•we will have to pay certain costs relating to the merger, such as legal, accounting, financial advisor and other fees and expenses, without the benefit of completing the transaction;
•our common stock price could decline to the extent that the current market price reflects a market assumption that the merger will be completed; and
•our senior management will have had expended significant amount of focus and effort on the merger instead of on pursuing other opportunities that could have been beneficial to us and our stockholders.
If the merger is not completed, we cannot assure you that these risks will not materialize and will not materially adversely affect our business, financial results and stock price.
Our ability to complete the merger with Bluegreen is subject to certain closing conditions and the receipt of consents and approvals from government entities, which may impose conditions that could adversely affect us or cause the merger to be abandoned.
The merger agreement contains certain closing conditions, including, among others:
•the accuracy of the representations and warranties of the other party contained in the merger agreement, subject to the qualifications described in more detail herein;
•the other party having performed in all material respects all obligations required to be performed by it under the merger agreement;
•the absence of a “material adverse effect” impacting the other party;
•the absence of any judgment, order or decree issued by any court of competent jurisdiction that prevents the consummation of the merger; and
•the termination or expiration of any applicable waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
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
We may not be able to integrate successfully and many of the anticipated benefits of combining us and Bluegreen may not be realized.
We entered into the merger agreement with the expectation that the merger will result in various benefits, including, among other things, operating efficiencies and certain key strategic and marketing partnerships and alliances. Achieving the anticipated benefits of the merger is subject to a number of risks and uncertainties, including whether the businesses of HGV and Bluegreen can be integrated in an efficient and effective manner.
It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the merger. We also may not successfully fully realize the expected benefits related to various key strategic and marketing partnerships and alliances of Bluegreen or may otherwise be constrained by existing strategic and marketing partnerships. Further, our results of operations could also be adversely affected by any issues attributable to Bluegreen’s operations that arise or are based on events or actions that occur before the closing of the merger. We may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these and other anticipated benefits (including operating efficiencies) could result in increased costs or decreases in the amount of expected net income and could adversely affect our future business, financial condition, operating results and prospects.

Our ability to integrate the Bluegreen business depends on our compliance with the Hilton license agreement, including the “Separate Operations” provisions and certain prohibitions on doing business with competitors.
We are a party to a license agreement with Hilton under which we license substantially all of the trademarks, brand names and intellectual property used in our business. Under the terms of the Hilton license agreement, we must obtain Hilton’s approval to use the Hilton brand names and trademarks in connection with the conversion of the Bluegreen properties to branded properties using the Hilton marks, as well as for the branding of timeshare properties that we acquire or develop in the future. We have agreed with Hilton to operate the Bluegreen business as a “Separate Operation”, with the parties to agree to a “rebranding” or “conversion” schedule in the future. While we and Hilton have agreed to modify the Separate Operations requirements so as to allow us to achieve greater operating efficiency and synergy than currently provided for, any failure of the parties to do so will adversely impact such operating efficiency and synergy. In addition, any failure to obtain Hilton’s approval with respect to the conversion of the Bluegreen properties will significantly harm our ability to integrate the Bluegreen business and its properties. If we cannot come to an agreement with Hilton on how to brand and operate Bluegreen properties that do not currently or will not in the future meet the Hilton brand standards, then we will be required to continue to operate them as separate operations.
In addition, the Hilton license agreement contains a number of prohibitions on us entering into certain agreements and arrangements with competitors of Hilton. If we assume or enter into such agreements or arrangements, we may breach the Hilton license agreement. The Hilton license agreement is critical to our business and the modification or amendment the Hilton license agreement or any exercise by Hilton of its termination or other rights under the Hilton license agreement could materially adversely impact our business.
We will incur additional indebtedness to finance the merger, which could adversely affect our business, financial condition and results of operations, including by decreasing our business flexibility, as well as our ability to meet payment obligations under our indebtedness.
In connection with the completion of the merger, we intend to significantly increase our level of indebtedness. Our increased level of debt, especially with a higher interest rate climate, together with certain covenants and restrictions that will be imposed on us in connection with incurring this indebtedness, will, among other things: (a) require us to dedicate a larger portion of our cash flow from operations to servicing and repayment of debt; (b) reduce funds available for strategic initiatives and opportunities, dividends, share repurchases, working capital and other general corporate needs; (c) limit our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business, industry and economic conditions and increase borrowing costs; (d) create competitive disadvantages relative to other companies with lower debt levels and (e) increase our vulnerability to the impact of adverse economic and industry conditions. These covenants and restrictions may limit how our business is conducted. We may not be able to maintain compliance with these covenants and restrictions and, if we fail to do so, we may not be able to obtain waivers thereto and/or amend these covenants and restrictions. Our failure to comply with the covenants and restrictions could result in an event of default, which, if not cured or waived, could result in our being required to repay such indebtedness before its due date or to have to negotiate amendments to or waivers thereof, which may have unfavorable terms or result in the incurrence of additional fees and expenses.
Our ability to make scheduled cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future, which, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, including global conflicts or wars, on our business that are beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness.
In addition, our credit ratings directly impact the cost and availability of our borrowings and cost of capital. Our ratings will reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations on a combined basis with Bluegreen. Any downgrades in our ratings could adversely affect ability to security future borrowings and the cost of such borrowings, which could impact our cash flows, financial condition, operating results and share and debt prices.
We will incur substantial transaction costs in connection with the merger.
We expect to incur a number of non-recurring expenses both before and after completing the merger, including fees for third party legal, investment banking and advisory services, the costs and expenses of filing, printing and mailing our merger proxy statement and all filing and other fees paid to the SEC in connection with the merger, obtaining necessary consents and approvals and combining the operations of the two companies. These fees and costs will be substantial. Additional unanticipated costs may be incurred in our integration of Bluegreen. Although it is expected that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction related costs over time, this net benefit may not be achieved in the near term, or at all. Further, if the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.
We and Bluegreen may be subject to complaints, litigation or reputational harm due to dissatisfaction with, or concerns related to, the merger from our current owners.
Our current owners may be concerned about the actual or perceived impact of the merger on their vacation ownership interests (VOIs), including related to a reduced quality of resorts and product offerings due to the increased size of the business and addition of new owners, or increase or change in homeowners association or other fees. Bluegreen’s current owners may have similar concerns related to a decline in the quality of product offerings or increase in fees as a result of the merger and increase in size of the business. Complaints or litigation brought by existing owners following the completion of the merger could harm our reputation, discourage potential new owners and adversely impact our results of operations.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
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
During the three months ended September 30, 2023, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans
July 1 - July 31, 2023	—	$—	—	$522,404,767
August 1 - August 31, 2023	1,093,967	44.26	1,093,967	473,980,623
September 1 - September 30, 2023	362,886	42.31	362,886	458,628,476
Total	1,456,853	$43.78	1,456,853
From October 1, 2023 through October 30, 2023, we repurchased approximately 690,000 shares for $26 million. As of October 30, 2023, we had $432 million of remaining availability under the 2023 Repurchase Plan.
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

10.1*
First Amendment to Amended and Restated Receivables Loan Agreement, effective as of August 8, 2023, by and among Hilton Grand Vacations Trust I LLC as Borrower, the financial institutions signatory thereto as Managing Agents, the financial institutions signatory thereto as Conduit Lenders, the financial institutions signatory thereto as Committed Lenders, Bank of America, N.A. as Administrative Agent and Structuring Agent, and Computershare Trust Company N.A.s as Securities Intermediary, Paying Agent, Backup Servicer and Custodian.

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
_____________________
*Filed herewith
† Denotes management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of November 2023.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	Senior Executive Vice President and Chief Financial Officer