Form 10-K
period 2023-12-31
Hilton Grand Vacations Inc.
filed 2024-02-29
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,908 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
There were 104,483,050 shares of the registrant’s Common Stock outstanding as of February 22, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2024 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

HILTON GRAND VACATIONS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2023

PART I
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements convey management’s expectations as to the future of HGV, and are based on management’s beliefs, expectations, assumptions and such plans, estimates, projections and other information available to management at the time HGV makes such statements. Forward-looking statements include all statements that are not historical facts and may be identified by terminology such as the words “outlook,” “believe,” “expect,” “potential,” “goal,” “continues,” “may,” “will,” “should,” “could,” “would,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “future,” “guidance,” “target,” or the negative version of these words or other comparable words, although not all forward-looking statements may contain such words. The forward-looking statements contained in this Annual Report on Form 10-K include statements related to HGV’s revenues, earnings, taxes, cash flow and related financial and operating measures, and expectations with respect to future operating, financial and business performance, and other anticipated future events and expectations that are not historical facts, including, related to the acquisition and integration of Bluegreen Vacations Holding Corporation (“Bluegreen”).
HGV cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond HGV’s control, which may cause the actual results, performance or achievements to be materially different from the future results. Any one or more of these risks or uncertainties, including those related to HGV's acquisition of Bluegreen, could adversely impact HGV’s operations, revenue, operating profits and margins, key business operational metrics discussed under "Operational Metrics" below, financial condition or credit rating.
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
Terms Used in this Annual Report on Form 10-K
Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Hilton Grand Vacations,” “HGV,” the “Company,” “we,” “us” and “our” refer to Hilton Grand Vacations Inc., together with its consolidated subsidiaries.“Legacy-HGV” refers to our business and operations that existed both prior to and following the Diamond Acquisition (as defined below), excluding Legacy-Diamond. “Legacy-Diamond” refers to the business and operations that we acquired in the Diamond Acquisition. Except where the context requires otherwise, references to our “properties” or “resorts” refer to the timeshare properties that we manage or own. Of these resorts and units, a portion is directly owned by us or joint ventures in which we have an interest; and the remaining resorts and units are owned by our third-party owners.
“Developed” refers to VOI inventory that is sourced from projects developed by HGV.
“Fee-for-service” refers to VOI inventory that we sell and manage on behalf of third-party developers.
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

Operational Metrics
This Annual Report on Form 10-K also includes discussion of key business operational metrics including contract sales, tour flow and volume per guest (“VPG”).
See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business and Financial Metrics” and “—Results of Operations” for a discussion of the meanings of these terms, the Company’s reasons for providing the applicable non-GAAP financial measures, and reconciliations of non-GAAP financial measures to measures calculated in accordance with U.S. GAAP as well as further discussion on the key business operational metrics.
ITEM 1.    Business
Our History
On January 3, 2017, HGV became an independent publicly traded company as a result of Hilton Worldwide Holdings Inc.'s (“Hilton”) tax-free spin-off of each of HGV and Park Hotels & Resorts Inc. (“Park”). As a result of the spin-off, HGV became an independent publicly traded company with common stock listed on the New York Stock Exchange under the symbol “HGV.” Following the spin-off, Hilton did not retain any ownership in our company. In connection with the spin-off, we entered into agreements with Hilton and other third parties, including licenses to use the Hilton Grand Vacations brand. For more information regarding these agreements, see “—Business—Key Agreements with Hilton Worldwide Holdings.”
On August 2, 2021, we completed the acquisition of Dakota Holdings, Inc. (“Diamond”), the parent of Diamond Resorts International (the “Diamond Acquisition”), by exchanging 100% of the outstanding equity interests of Diamond for shares of HGV common stock. As a result of the Diamond Acquisition, certain funds controlled by Apollo Global Management Inc. (“Apollo”) and other minority shareholders, which previously owned 100% of Diamond, held approximately 28% of HGV's common stock at the time the Diamond Acquisition was completed.
On January 17, 2024 (the "Bluegreen Acquisition Date"), we completed the acquisition of Bluegreen Vacations Holding Corporation (the “Bluegreen Acquisition”) in an all-cash transaction, with total consideration of approximately $1.6 billion, inclusive of net debt. The Bluegreen Acquisition is expected to broaden HGV’s offerings, customer reach and sales locations, creating a premier vacation ownership and experiences company.
Our Business
We are a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brand. Our operations primarily consist of: selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for us and third parties; financing and servicing loans provided to consumers for their VOI purchases; operating resorts and timeshare plans; and managing our clubs and exchange programs.
As of December 31, 2023, we had over 150 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia. As of December 31, 2023, we had approximately 529,000 members across our club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort, any property in the Hilton system of 22 industry-leading brands across approximately 7,500 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options.
Our compelling VOI product allows customers to advance purchase a lifetime of vacations. Because our VOI owners generally purchase only the vacation time they intend to use each year, they are able to efficiently split the full cost of owning and maintaining a vacation residence with other owners. Our customers also benefit from the amenities and service at our resorts. Furthermore, our points-based platform offers members tremendous flexibility, enabling us to more effectively adapt to their changing vacation needs over time. Building on the strength of that platform, we continuously seek new ways to add value to our Club memberships, including enhanced product offerings, greater geographic distribution, broader exchange networks and further technological innovation, all of which drive better, more personalized vacation experiences and guest satisfaction.
As innovators in the timeshare business, we enhance our inventory strategy by developing an inventory mix focused on developed properties as well as fee-for-service and just-in-time agreements to sell VOIs on behalf of or acquired from third-party developers.

Bluegreen Acquisition
On January 17, 2024, we completed the Bluegreen Acquisition. Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network operates close to 50 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (the “BG Vacation Club”) have the right to control and use most of the units in connection with their VOI ownership) and over 20 Club Associate Resorts (resorts in which owners in the BG Vacation Club have the right to use only a limited number of units in connection with their VOI ownership).
Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Panama City Beach, Las Vegas, the Smoky Mountains, Myrtle Beach, Charleston, the Branson, Missouri area, Nashville and New Orleans, among others. Through Bluegreen’s points-based system, the approximately 200,000 BG Vacation Club members have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to approximately 11,600 other hotels and resorts through partnerships and exchange networks.
Bluegreen’s sales and marketing platform is currently supported by marketing relationships with nationally recognized consumer brands, such as Bass Pro and Choice Hotels. Since 2000, Bluegreen has been the official vacation ownership provider for Bass Pro Shops and Cabela’s, among the nation’s leading outdoor retailers, with strong brand equity and loyal customer base. Bluegreen has a marketing presence in the majority of Bass Pro stores that are located in nearly 200 locations across North America. Additionally, the joint venture between Bluegreen and Bass Pro includes four high-end wilderness resorts under Big Cedar Lodge brand.
Our Reportable Segments
We operate our business across two segments: (1) real estate sales and financing and (2) resort operations and club management.
Our real estate sales and financing segment primarily generates revenue from:
•VOI Sales—We sell our owned inventory and interests directly and, through our fee-for-service agreements, we sell VOIs on behalf of third-party developers using the Hilton Grand Vacations brand in exchange for sales, marketing and brand fees. Under these fee-for-service agreements, we earn commission fees based on a percentage of total interval sales. See “—Inventory and Development Activities” and “—Marketing and Sales Activities” below for additional information.
•Financing—We provide consumer financing, which includes interest income generated from the origination of consumer loans to members to finance their purchase of VOIs owned by us. We also generate fee revenue from servicing the loans provided by third-party developers to purchasers of their VOIs. See “—Financing Activities” below for additional information regarding our consumer financing activities.
Our resort operations and club management segment primarily generates revenue from:
•Resort Management—Our resort management services primarily consist of operating properties under management agreements for the benefit of homeowners’ associations (“HOAs”) of VOI owners at both our resorts and those developed by third parties. Our management agreements with HOAs provide for a cost-plus management fee, which means we generally earn a fee equal to 10% to 15% of the costs to operate the applicable resort. See “—Resort and Club Management Activities” below for additional information regarding our resort management activities.
•Club Management—We operate and manage the Clubs and receive annual membership fees as well as incremental fees depending on exchanges and transactions members choose for other vacation products and services within the Club system. See “—Resort and Club Management Activities” below for additional information.
•Rental of Available Inventory—We generate rental revenue from unit rentals of unsold inventory and inventory made available due to ownership exchanges through our Club programs. This allows us to utilize otherwise unoccupied inventory to generate additional revenues. We also earn fee revenue from the rental of inventory owned by third parties as well as revenue from retail, spa and other outlets at our timeshare properties. See “—Resort and Club Management Activities” below for additional information.
Other than the United States, there were no countries that individually represented more than 10% of total revenues for the year ended December 31, 2023.

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
Our deeded VOI product that we market and sell is fee-simple, deeded in perpetuity and right to use real estate interests, developed either by us or by third parties. This ownership interest is generally equivalent to one week on an annual or biennial basis, at the timeshare resort in which the VOI is located. Purchasers of a deeded VOI also generally become members of a Club which allows the member to exchange their points for a number of vacation options. In addition to an annual membership fee, members pay incremental fees depending on exchange or services they choose.
Our trust VOI product, which we acquired in the Diamond Acquisition, that we market and sell is a beneficial interest in one of our Collections, which are represented by an annual or biennial allotment of points that can be utilized for vacations at any of the resorts in that Collection. In general, purchasers of a VOI in a Collection do not acquire a direct ownership interest in the resort properties in the Collection. Rather, for each Collection, one or more trustees hold legal title to the deeded fee simple real estate interests or the functional equivalent, or, in some cases, leasehold real estate interests for the benefit of the respective Collection’s association members in accordance with the applicable agreements. Purchasers of a trust VOI are offered the opportunity to become members of a Club through which they can exchange their points for a number of vacation options. In addition to an annual membership fee, members pay transaction fees depending upon the exchange or service options they choose.
Our club membership offering is HGV Max. For any customer who purchases a VOI, this membership provides the ability to use points across all properties within our network. The membership provides new destinations for existing club owners, broader vacation opportunities for new buyers, and discounts across the Hilton portfolio of hotels and resorts. Prior to the offering of HGV Max, purchasers of deeded and trust VOI products generally became members of Hilton Grand Vacations Club and Hilton Club exchange programs and Diamond points-based multi-resort timeshare clubs. Our club memberships, including HGV Max, are collectively referred to as “Clubs”.
As of December 31, 2023, we had approximately 529,000 members across our various club offerings.
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
We also source VOIs through fee-for-service agreements with third-party developers. These agreements enable us to generate fees from the marketing and sale of VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund up-front acquisition and construction costs or incur unsold inventory maintenance costs. The capital investment we make in connection with these projects is typically limited to the cost of constructing our on-site sales centers. In just-in-time transactions, we acquire and sell inventory in transactions that are designed to closely correlate the timing of our acquisition of inventory with our sale of that inventory to purchasers. We refer to fee-for-service transactions and just-in-time sales as “capital-efficient transactions.” Over time, these capital-efficient transactions have evolved from sourcing inventory from distressed properties to sourcing from new construction projects. For the year ended December 31, 2023, sales from fee-for-service and just-in-time inventory were 28% and 19% of contract sales, respectively. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $11 billion at current pricing. Capital-efficient arrangements represent approximately 35% of that supply. Our fee-for-service sales generally improve returns on invested capital and liquidity, while sales of owned inventory, including just-in-time inventory, typically result in a greater contribution to the profitability of our real estate sales and financing segment.
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
Marketing and Sales Activities
Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers and have an affinity with our brands. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flows impacts sales revenue and the collectability of our timeshare financing receivables. For the year ended December 31, 2023, 70% of our contract sales were to our existing owners, compared to 71% for the year ended December 31, 2022.
We sell our vacation ownership products through our distribution network of both in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe and Asia. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have over 60 sales distribution centers in various domestic and international locations.
Our sales tours are designed to provide potential members with an overview of our company and our products, as well as a customized presentation to explain how our products can meet their vacationing needs. Our sales centers use proprietary sales technology to deliver a highly transparent and customized sales approach. Consumers place a great deal of trust in the Hilton brand, and we believe that preserving that trust is essential. We hire our sales associates using an assessment-based, candidate screening system, which is a proprietary tool we use to uphold our selection criteria. Once hired, we emphasize training, professionalism and product knowledge, and our sales associates receive significant product and sales training before interacting with potential members. Most U.S.-based sales associates are licensed real estate agents, and a real estate broker is involved with each sales center. We manage consistency of sales presentation and team member professionalism using a variety of sales tools and technology and through a post-presentation survey of our tour guests. Our focus is on treating members and guests with the highest degree of respect.
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
Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully amortizing loans that bear a fixed interest rate ranging from 2.5% to 25% per annum. The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. As of December 31, 2023, the average loan outstanding was approximately $24,000 with a weighted average interest rate of 14.8%.
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
Timeshare Financing Receivables Origination
In underwriting each loan, we obtain a credit application and a minimum down payment of 10% of the purchase price on the majority of sales of VOIs. For U.S. and Canadian purchasers seeking financing, which represented approximately 85% of the individuals we provided financing to over the last three years, we apply the credit evaluation score methodology developed by the Fair Isaac Corporation (“FICO”) to credit files compiled and maintained by Experian and Equifax. Higher credit scores equate to lower collection risk and lower credit scores equate to higher collection risk. Over the last three years, the weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination was 737 (out of a maximum potential score of 850). For non-North American purchasers seeking financing, consisting principally of purchasers in Japan, we generally observe that these borrowers have experienced default rates comparable to U.S. and Canadian borrowers within the 750 to 774 FICO score band.
Our underwriting standards are influenced by the changing economic and financial market conditions. We have the ability to modify our down payment requirements and credit thresholds in the face of stronger or weaker market conditions. Our underwriting standards have resulted in a strong, well-seasoned consumer loan portfolio. As of December 31, 2023, our entire portfolio consists of originated loans and loans that were acquired as part of the Diamond Acquisition and the Grand Islander Acquisition, which are referred to as acquired loans. As of December 31, 2023, the entire portfolio had a gross balance of approximately $2,861 million derived from approximately 120,000 loans. The portfolio had a weighted average length of loan of 10 years and the weighted average remaining length of loan of 8 years.
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
Loan Portfolio Servicing
We have a skilled, integrated consumer finance team. This team is responsible for payment processing and loan servicing, collections, default recovery and portfolio reporting and analytics. Accounts more than 30 days past due are deemed delinquent. We reserve for all loans based on our static pool method. When a loan associated with a product is more than 121 days past due, it is reserved at 100%. Arrangements are then made to recover the interval through various processes depending on the type of inventory and regulatory requirements which could include a deed-in-lieu of foreclosure or foreclosure.
We monitor numerous metrics including collection rates, defaults and bankruptcies. Our consumer finance team is also responsible for selecting and processing loans pledged or to be pledged in our securitizations and preparing monthly servicing reports.
Resort and Club Management Activities
Resort Management
Prior to the initiation of VOI sales at a timeshare resort owned by us or by a third party with whom we have entered into a fee-for-service agreement, we enter into a management agreement with the relevant HOA. Each of the HOAs are governed by a board of directors comprised of owner or developer representatives that are charged with ensuring that the resorts are well-maintained and financially stable. Our services include day-to-day operations of the resorts, maintenance of the resorts, preparation of books and financial records including, reports, budgets and projections, arranging for annual audits and maintenance fee billing and collections and personnel employment training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee between 10% and 15% of the costs to operate the applicable resort. As a result, the fees we earn are highly predictable, unlike traditional revenue-based hotel management fees, and our management fees generally are unaffected by changes in rental rate or occupancy. Further, because maintenance fees are paid annually by owners, our management fees are recurring and less volatile than hotel management fees. We are also reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The original term of our management agreements is typically governed by state timeshare laws and ranges from three to five years. The agreements generally are subject to automatic renewal for one- to three-year periods unless either party provides advance notice of termination before the expiration of the term.
To fund resort operations, owners are assessed an annual maintenance fee, which includes our management fee. In 2023, HOAs collected approximately $1,092 million in maintenance fees, including our applicable management fees, which is net of our contributions to the HOAs for unsold VOIs that we own. Because these funds are generally collected early in the year, we have substantial visibility of collection. These fees represent each owner’s allocable share of the management fee and the costs of operating and maintaining the resorts, which generally includes personnel, property taxes, insurance, a capital asset reserve to fund refurbishment and other related costs. If a VOI owner defaults on payment of its maintenance fees and there is no lien against the mortgage note or contract, the HOA has the right to recover the defaulting owner’s VOI. As a service to HOAs at certain owned resorts, subject to our inventory needs, we have the ability to reduce the bad debt expense at the HOAs by assuming the defaulted owner’s obligations in exchange for an agreed purchase price. We are then able to resell those VOIs through our normal distribution channels.
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
Rental of Available Inventory
We rent unsold VOI inventory, third-party inventory and inventory made available due to ownership exchanges through our Club programs. By using our websites, Hilton’s websites and other direct booking channels to rent available inventory, we are able to reach potential new members that may already have an affinity for and loyalty to our brands and introduce them to our products. Inventory rentals allow us to utilize otherwise unoccupied inventory to generate additional revenues and provision of ancillary services. We earn a fee from rentals of third-party inventory. Additionally, we provide ancillary offerings including food and beverage, retail and spa offerings at these timeshare properties.
Competition
The timeshare industry has historically been highly competitive and comprised of a number of national and regional companies that develop, finance and operate timeshare properties.
Our timeshare business competes with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for members to exchange into time at other timeshare properties or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar investment objectives as us. We own certain other trademarks and trade names for various properties. In the competitive industry in which we operate, trademarks, service marks, trade names and logos are very important to the marketing and sales of our products. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Our primary competitors in the timeshare space include Marriott Vacations Worldwide, Travel + Leisure Co., Disney Vacation Club, Holiday Inn Club Vacations, Westgate Resorts and Bluegreen Vacations, which we acquired on January 17, 2024.
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
Real Estate Development Regulation
Our real estate development activities are regulated under a number of different timeshare, condominium and land sales disclosure statutes in many jurisdictions. We are generally subject to laws and regulations typically applicable to real estate development, subdivision and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance and taxation. In the United States, these include the Fair Housing Act and the Americans with Disabilities Act of 1990, and the Accessibility Guidelines promulgated thereunder, which we refer to collectively as (the “ADA”). In addition, we are subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.
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
When we sell VOIs, including in non-U.S. jurisdictions such as Mexico and Canada, local law grants the purchaser of a VOI the right to cancel a purchase contract during a specified rescission period following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by us.
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
Lending Regulation
Our lending and related activities are subject to a number of laws and regulations including those of applicable supervisory agencies such as, in the United States, the Consumer Financial Protection Bureau, the FTC, and the Financial Crimes Enforcement Network, and, in the case of our international operations, the Financial Conduct Authority (in the United Kingdom) and other similar or equivalent agencies in other countries and regions in which we operate. These laws and regulations, some of which contain exceptions applicable to the timeshare industry, may include, among others, the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Fair Housing Act and implementing regulations, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, unfair, deceptive or abusive acts or practices regulations and the Credit Practices rules, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Service member’s Civil Relief Act and the Bank Secrecy Act. Our lending and related activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection and credit reporting practices, loan servicing, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.
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
Using a multi-channel approach, we grow our HGV talent network through a variety of outreach programs that include targeted media, team member referrals and diversity outreach. As of December 31, 2023, more than 15,000 Team Members were employed at our timeshare resorts, call centers, sales centers, and corporate locations around the world.
We focus on employee retention initiatives and have designed purposeful programs to nourish every aspect of the team member experience. These programs reward and highlight milestones, recognize the exceptional service standards of our diverse team member population, and promote our values.
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
Through a variety of delivery methods, we offer over 390 training and development courses to all of our team members focused on a variety of core competencies, including: leadership, diversity and inclusion, skills training, business acumen, culture and personal growth. In 2023, team members had approximately 150,000 course completions totaling 92,000 training hours, of which over 117,000 course completions and 74,000 training hours were dedicated to compliance training.
Approximately 70% of our team members are enrolled in our health and well-being programs. We offer a suite of benefit and wellness programs to support the diverse needs of our team members, including but not limited to: medical, dental, vision, an Employee Stock Purchase Plan, 401(K), Employee Assistance Program, tuition reimbursement, spending accounts, life and disability insurance, discount programs, and a variety of voluntary benefits.
As of December 31, 2023, approximately 12% of our employees were covered by various collective bargaining agreements, generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.
Key Agreements with Hilton Worldwide Holdings
On January 3, 2017, in connection with the completion of the spin-off, we entered into various agreements with Hilton. Certain of such agreements have been fully performed. However, several agreements continue to govern certain key transactions and arrangements between the parties, in particular between us and Hilton, including our license agreement. The following is a summary of the terms of such agreements.
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

In March 2021, in connection with entering into a definitive agreement for the Diamond Acquisition, we and Hilton amended and restated the license agreement (which we refer to hereinafter, as amended, as the “License Agreement”) to account for integrating the Diamond business and properties. In April 2022, we and Hilton entered into the first amendment to the License Agreement (the “First Amendment”) to define, among other things, (a) a 5-year plan for rebranding and integrating a majority of the Diamond properties into our branded properties, along with minimum room conversion requirements, (b) converting all of the Diamond sales centers into our branded sales centers, and (c) the new licensed marks, “HGV Max” and “Hilton Vacation Club” (which new licensed marks are part of the Hilton Marks).
In November 2023, in connection with entering into a definitive agreement to complete, and in anticipation of consummating, the Bluegreen Acquisition, we and Hilton entered into the second amendment to the License Agreement (the “Second Amendment”) to provide certain terms for the integration of the properties, assets and business of Bluegreen into our business following the expected completion of the merger. In connection with the January 2024 closing of the Bluegreen Acquisition, we and Hilton entered into the third amendment to the License Agreement (the “Third Amendment”) that addresses our assumption of certain of Bluegreen’s strategic relationships, including its relationship with Choice Hotels International, Inc. (“Choice”), as more fully described below, and pursuant to which we committed to a schedule for rebranding and converting certain of Bluegreen’s properties and sales centers.
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
Subject to certain exceptions, Hilton is not permitted to compete or use the Hilton IP or Hilton Data in the vacation ownership business (or license others to do so), and we generally have the exclusive right to use the Hilton IP and Hilton Data for our vacation ownership business (subject to certain limited exceptions) until December 31, 2051. Such “exclusivity” and “non-competition” period may be extended for additional 10-year terms if we achieve certain revenue targets in the last year of the exclusivity term or any subsequent renewal term, as applicable, or, if we do not achieve such applicable revenue target, by making a payment equal to 5% of the difference between revenue actually achieved and the applicable revenue target to cover such shortfall. Our ability to elect to make such additional payment to cover any shortfall is subject to a maximum of five payments during the renewal terms. In addition, in connection with the Bluegreen Acquisition, we agreed to the establishment of a minimum percentage of revenue that is required to be derived from the Hilton licensed business to maintain continued exclusivity.
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
In connection with the integration of the Bluegreen business, pursuant to the Second Amendment, we will pay Hilton a gradual ramp up of the license fee for the initial four (4) years following the completion of the transaction with respect to sales at converted Bluegreen sales facilities sourced by or through Bluegreen’s existing lead generation sources or to those who are already members of HGV Max or a branded loyalty program, as well as various property-level revenues associated with the Bluegreen business (such as management fees and HOA expense reimbursements) (collectively, the "Bluegreen Related License Fees"). In connection with the Third Amendment, we have agreed to obtain certain amendments to the Choice agreements by December 31, 2024 to enable us to rebrand the Bluegreen properties and sales centers in accordance with a rebranding schedule. Further, pursuant to the Third Amendment, we have agreed to pay Hilton minimum Bluegreen Related License Fees for each of the years 2024 and 2025. In the event we are unable to obtain the amendments described above by December 31, 2024, we have agreed to continue to pay to Hilton minimum Bluegreen Related License Fees in years 2026 through 2029.
Pending the rebranding, and so long as they remain non-Hilton licensed branded properties, the Diamond properties and Bluegreen properties are required to be operated as separate operations in accordance with the License Agreement. As discussed above, we are not permitted to use any Hilton IP or Hilton Data for such non-Hilton branded properties, and, accordingly, no license fees are generally owed to Hilton in connection with revenues associated with such properties and unbranded operations, except as may be required pursuant to the Second Amendment and the Third Amendment. The License Agreement sets forth specific parameters and requirements for any separation operations, including, without limitation, requirements for separate sales centers and personnel for sales related to such non-Hilton branded properties and operating such properties in completely separate physical locations as our Hilton-branded properties, subject to certain limited exceptions.
For the years ended December 31, 2023, 2022 and 2021, we incurred license fee expense of $138 million, $124 million, and $80 million, respectively. None of these license fees reflect the integration of Bluegreen, which closed on January 17, 2024.
During the term of the License Agreement, we are required to participate in Hilton’s loyalty program, currently known as the Hilton Honors program. We can purchase Hilton Honors points at cost for 20 years after the date of the original license agreement, and thereafter at the market rate (with a most favored nation provision, pursuant to which such market rate is no higher than the price paid by strategic partners that purchase a comparable volume of points annually on comparable business terms). For the years ended December 31, 2023, 2022 and 2021, we paid Hilton $53 million, $68 million and $43 million, respectively, for Hilton Honors points.
We have entered into a separate agreement with Hilton that governs the transfer of calls from Hilton to us and other related telemarketing services. Under this agreement, Hilton is required to use its reasonable best efforts to transfer calls to us at a level consistent with past practice prior to the spin-off for the first ten years. Hilton is required to provide the call transfer services at cost for the first 30 years and at market rates thereafter. For the years ended December 31, 2023, 2022 and 2021, we paid Hilton $11 million, $12 million and $9 million, respectively, for such call transfers.
Brand Standards; Additional Properties or Projects
We are required to comply with the Hilton brand standards applicable to the Licensed Business (which includes any part of the Diamond business or Bluegreen business that becomes part of the Licensed Business). The conversion of any Diamond property or Bluegreen property into our branded property is subject to an approval process by Hilton. In addition, the Diamond and Bluegreen properties rebranding and conversions are subject to an additional fire and life safety review process by Hilton. Hilton also has the right to enter our vacation ownership properties at any time without notice and additional permission from us in order to verify that we are complying with the License Agreement and Hilton’s standards and guidelines.
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
Certain Prohibited Transactions
The License Agreement limits our ability to complete or participate in certain corporate transactions. Specifically, unless we obtain Hilton’s prior written consent, we may not be able to: (i) merge with or acquire a Hilton competitor or a vacation ownership business that has entered into an operating agreement with a Hilton competitor; (ii) merge with or acquire a vacation ownership business together with a lodging business; or (iii) be acquired or combined with any entity other than an affiliate. However, we may acquire control of a business that is not a vacation ownership business or a lodging business without Hilton’s consent, but we are required to operate such business as a “separate operation” that does not use the Hilton IP or Hilton Data unless Hilton consents to such use. As previously noted, under the License Agreement, we are required to operate the Diamond business and the Bluegreen business as separate operations. We have established with Hilton rebrand plans for various Diamond properties and Bluegreen properties. Any conversion of properties must be approved by Hilton. As previously disclosed, we obtained Hilton's consent under the License Agreement for the Diamond Acquisition and the Bluegreen Acquisition.
Without Hilton’s prior consent, we may not assign our rights under the License Agreement, except to one of our affiliates as part of an internal reorganization for tax or administrative purposes.
Other Restrictions
The License Agreement imposes various other restrictions and requirements that pertain to, without limitation, co-sponsoring credit cards and other payment alternatives, engaging in any lodging business, confidentiality and data security, and strict maintenance of, and compliance with, separation of operations that do not use any of Hilton IP or Hilton Data.
Termination Rights; Damages
Hilton has the right to terminate the License Agreement as a whole if, among other things: (i) we file for bankruptcy or cease business operations; (ii) 25 percent or more of our Hilton-branded vacation ownership properties fail certain performance thresholds or the overall customer satisfaction score for all our Hilton-branded vacation ownership properties falls below a certain threshold level, and we do not promptly cure such failures; (iii) we operate the Licensed Business in a way that has a material adverse effect on Hilton; (iv) we fail to pay certain amounts due to Hilton (and in certain cases, do not promptly cure such failures); (v) we contest Hilton’s ownership of the Hilton IP or the Hilton Data; (vi) we merge with, consolidate with or are acquired by a competitor of Hilton; or (vii) we assign the agreement to a non-affiliate without Hilton’s consent. In addition, if we are unable to obtain certain amendments to the Choice agreements by December 31, 2024, in addition to the minimum license fees payable from 2026 through 2029, Hilton has reserved various rights and remedies available to it under the License Agreement , including, without limitation, its right to terminate our exclusive rights to use the licensed marks in connection with a vacation ownership business and to engage in vacation ownership under any Hilton marks. See “Item 1A. Risk-Factors—Risks Related to the Integration of Bluegreen— We may not be able to integrate successfully and many of the anticipated benefits of combining us and Bluegreen may not be realized.”
Our right to use the Hilton Marks as a trade, corporate, d/b/a or similar name under the License Agreement will automatically terminate if: (i) the aggregate number of units of accommodation in our Licensed Business falls below two-thirds of the total number of units of accommodation in our entire vacation ownership business (subject to certain limited exceptions related to the integration periods for the Diamond Acquisition and Bluegreen Acquisition); (ii) we merge with or acquire control of the assets of certain Hilton competitors and we or they use their brands in any business after such acquisition; or (iii) we become an affiliate of another Hilton competitor.
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
We are required to indemnify, defend and hold harmless Hilton from and against any claim or liability resulting from: (i) third-party claims based on (a) our breach of the License Agreement; (b) the operation of our vacation ownership properties; (c) any use of the Hilton IP or Hilton Data in violation of the License Agreement and (d) any use of any content provided to us pursuant to the License Agreement; or (ii) claims based on any security breach of our systems and/or unauthorized use or disclosure of Hilton Data. Additionally, we reaffirmed our indemnification obligations and agreed to certain expense reimbursement provisions in connection with the Third Amendment for third-party claims that may arise out of the Bluegreen Acquisition.
This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the License Agreement, the First Amendment, and the Second Amendment, which are filed as Exhibits 10.2(a), 10.2(b) and 10.2(c), respectively, to this Annual Report on Form 10-K, and the Third Amendment, which is filed as Exhibit 10.2 of the Current Report on Form 8-K filed on January 17, 2024.

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
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Distribution Agreement, which is filed as Exhibit 2.1 to this Annual Report on Form 10-K.
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
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Tax Matters Agreement, which is filed as Exhibit 10.1 to this Annual Report on Form 10-K.
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
Termination
The stockholder's agreement will terminate when the Apollo Investors no longer own at least 5,983,927 of the Apollo Closing Shares; provided, that certain provisions have different termination dates.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the stockholder's agreement, which was filed as Exhibit 10.1 to HGV’s Current Report on Form 8-K filed with the SEC on August 3, 2021.
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
•Pandemics, epidemics and related events, including the various measures implemented or adopted to respond to such events;
•Material harm to our business if we breach our license agreement with Hilton and Hilton exercises any of its remedies thereunder, which may include the loss of certain rights (such as exclusivity in the timeshare business) that we have or the termination of the license agreement;
•Our ability to use the Hilton brands and trademarks and rebrand the acquired Diamond and Bluegreen business and properties, and any potential consequences under the license agreement if we fail to do so;
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
•Our ability to repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and diminish our cash reserves;
•Our ability to integrate the Diamond and the Bluegreen businesses successfully or realize the anticipated cost savings, synergies and growth in operating results with each such acquisition, as well as integrate strategic partnerships assumed in the Bluegreen Acquisition; and
•Our ability to effectively manage our expanded operations resulting from both the Diamond Acquisition and the Bluegreen Acquisition, including the respective trust systems associated with such businesses.
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
Any pandemic, epidemic and related events may have a material adverse effect on our business, financial condition and results of operations.
During the COVID-19 pandemic, governments and other authorities in the United States and around the world took and implemented unprecedented measures, and businesses, organizations and individuals, including HGV, implemented a variety of measures in response that were required or were believed to be advisable, including, without limitation, temporarily closing businesses. The pandemic, as well as such measures, had a significant adverse impact on domestic and international travel, consumer demand for travel, commercial activities across the travel, lodging and hospitality industries, businesses generally, and consequently, on our business and operations. Any future variant of COVID-19 and/or new pandemic or epidemic that leads to similar measures, restrictions or responses could again materially and adversely impact our business, financial condition and operating results.
Risks Related to the Operation of Our Business
We do not own the Hilton brands and our business will be materially harmed if we breach our license agreement with Hilton or it is terminated.
Following the spin-off, Hilton retained ownership of the Hilton-branded trademarks, tradenames and certain related intellectual property used in the operation of our business. We entered into a license agreement with Hilton granting us the right to use the Hilton-branded trademarks, trade names and related intellectual property in our business for the term of the agreement. The license agreement was amended and restated in connection with the Diamond Acquisition and the Bluegreen Acquisition to facilitate our integration of the Diamond and Bluegreen businesses and create a license fee structure related to the integrations. If we breach our obligations under the license agreement, Hilton may be entitled to terminate the license agreement or terminate our rights to use the Hilton brands and other Hilton intellectual property at properties that do not meet applicable standards and policies, or to exercise other remedies. Pursuant to the license agreement, Hilton would be the sole owner of certain licensed marks related to any new brands associated with the Diamond portfolio that we developed or may develop. If the license agreement is terminated, we could lose the right to use one or more of such new brands.
The termination of the license agreement or exercise of other remedies would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position. For example, if we are not able to rely on the strength of the Hilton brands to attract prospective members and guests in the marketplace, our revenue and profits would decline, and our marketing and sales expenses would increase. If we are not able to use Hilton’s marketing databases and corporate-level advertising channels to reach potential members and guests, including Hilton’s internet address as a channel through which to market available inventory, our member growth would be adversely affected and our revenue would materially decline, and it is unlikely that we would be able to replace the revenue associated with those channels.
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
Finally, the license agreement imposes a number of restrictions or prohibitions on our business and operations, and our ability to engage in a number of transactions, including, without limitations, acquiring or being acquired by another entity, and engaging in any lodging business or otherwise competing with Hilton, in each case without Hilton’s consent. Any noncompliance with any of these provisions may result in the termination of the license agreement, either automatically or at Hilton’s election. In addition, while we are permitted under the license agreement to engage in certain other businesses, including owning and operating vacation ownership business and properties that are not Hilton-branded, in such instances, we are not permitted to use any of the rights and assets provided by Hilton under the license agreement in connection with such business and operation. In fact, we are required to comply with various requirements to operate such business and properties as separate operations. However, if any such non-Hilton branded vacation ownership properties and related units and revenues exceed certain thresholds, we may lose certain rights, including the right related to our use of Hilton-branded trademarks, including our “Hilton Grand Vacations” corporate name. In addition, any non-compliance with the separate operations provision may give rise to Hilton’s ability to terminate the license agreement. Any of the foregoing and other factors that lead to Hilton’s termination of the license agreement will have a material and irreparable adverse impact on our business. See “Item 1. Business—Key Agreements with Hilton Worldwide Holdings.”
We will rely on Hilton to consent to our use of its trademarks at new properties we manage in the future.
Under the terms of our license agreement with Hilton, we are required to obtain Hilton’s consent to use its trademarks in circumstances specified in the license agreement. Hilton may reject a proposed project in certain circumstances. Any requirements to obtain Hilton’s consent to our expansion plans, including the ongoing rebranding of the acquired Diamond resorts and planned rebranding of the acquired Bluegreen resorts to Hilton branded properties, or the need to identify and secure alternative expansion opportunities because Hilton does not allow us to use its trademarks with proposed new projects, may delay implementation of our expansion plans, cause us to incur additional expense or reduce the financial viability of our projects. Further, if Hilton does not permit us to use its trademarks in connection with our expansion plans, our ability to expand our Hilton-branded timeshare business would cease and our ability to remain competitive may be materially adversely affected. See “Risks Related to the Integration of Diamond—Our ability to integrate the acquired Diamond business could be harmed if Hilton does not consent to the use of its trademarks in connection with the rebranding of Diamond resorts,” “Risks Related to the Integration of Bluegreen—Our ability to integrate the acquired Bluegreen business could be harmed if Hilton does not consent to the use of its trademarks in connection with the rebranding of Bluegreen resorts” and “Item 1. Business—Key Agreements with Hilton Worldwide Holdings.”
Our business depends on the quality and reputation of the Hilton brands and affiliation with the Hilton Honors loyalty program.
Currently, our Legacy HGV products and services are offered under the Hilton brand names and affiliated with the Hilton Honors loyalty program, and we intend to continue to develop and offer products and services under the Hilton brands and affiliated with the Hilton Honors loyalty program in the future, including the products acquired in the Diamond Acquisition and the Bluegreen Acquisition. In addition, the license agreement contains significant prohibitions on our ability to own or operate properties that are not Hilton brand names. The concentration of our products and services under these brands and program may expose us to risks of brand or program deterioration, or reputational decline, that are greater than if our portfolio were more diverse. Furthermore, as we are not the owner of the Hilton brands or the Hilton Honors loyalty program, changes to these brands and program or our access to them, including our ability to buy points to offer to our members and potential members, could negatively affect our business. Any failure by Hilton to protect the trademarks, trade names and intellectual property that we license from it could reduce the value of the Hilton brands and also harm our business. If these brands or program deteriorate or materially change in an adverse manner, or the reputation of these brands or program declines, our market share, reputation, business, financial condition or results of operations could be materially adversely affected.

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
We have co-invested with third parties and we may in the future co-invest with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs, of a timeshare property, partnership, joint venture or other entity. These include our Elara joint venture with
Blackstone and the Bluegreen-Bass Pro joint venture that we assumed as part of the Bluegreen Acquisition. Consequently, with respect to any such third-party arrangements, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, and may, under certain circumstances, be exposed to risks not present if a third party were not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contribution. In addition, we may be forced to make contributions to maintain the value of the property. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer may have full control over the partnership or joint venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners’ or co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or joint venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or joint venture. Any or all of these factors could adversely affect the value of our investment, our ability to exit, sell or dispose of our investment at times that are beneficial to us, or our financial commitment to maintaining our interest in the joint ventures.
Our joint ventures may be subject to debt and the refinancing of such debt, and we may be required to provide certain guarantees or be responsible for the full amount of the debt, beyond the amount of our equity investment, in certain circumstances in the event of a default. Our joint venture partners may take actions that are inconsistent with the interests of the partnership or joint venture, or in violation of the financing arrangements and trigger our guaranty, which may expose us to substantial financial obligation and commitment that are beyond our ability to fund. In addition, partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. In some instances, partners or co-venturers may have competing interests in our markets that could create conflict of interest issues. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-

venturers might result in subjecting assets owned by the partnership or joint venture, and to the extent of any guarantee our assets, to additional risk. In addition, we may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers.
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
We also source inventory from third-party developers that are exposed to such risks, and the occurrence of any of these risks with respect to those third parties could have a material adverse effect on our access to the inventory sourced from these developers. In addition, developing new VOIs to market and sell requires us to register such VOIs in applicable states, which necessitates the incurrence of additional time and cost, and in many jurisdictions, the exact date of any such registration approvals cannot be accurately predicted. Any significant delays in timeshare project registration approvals will materially adversely impact our sales activities and thereby negatively impact our revenue. See “—Our business is regulated under a wide variety of laws, regulations and policies, and failure to comply with these regulations could adversely affect our business.”
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
Our properties are concentrated in certain geographic areas including Florida, Europe, Hawaii, California, Arizona, Nevada, and Virginia and are, therefore, particularly susceptible to adverse developments in those areas. These economic developments include regional economic downturns, significant increases in the number of our competitors’ products in these markets, and potentially higher labor, real estate, tax or other costs in the geographic markets in which we are concentrated. In addition, our properties are subject to the effects of adverse acts of natural or man-made disasters, including earthquakes, windstorms, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, climate changes, fires, oil spills and nuclear incidents. Extreme weather events and adverse weather conditions, including hurricanes, flooding and forest fires, that impact the areas in which our properties are concentrated may increase in frequency and severity as a result of climate change. Depending on the severity of these disasters, the damage could require closure of all or substantially all of these properties in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. In addition, we cannot guarantee that the amount of insurance maintained for these properties from time to time would entirely cover damages caused by any such event. Further, actual or threatened war, political conditions or civil unrest, violence or terrorist activities or threats and heightened travel security measures instituted in response to these events, could also interrupt or deter vacation plans to our key markets. As a result of this geographic concentration of properties, we face a greater risk of a negative effect on our revenues in the event these areas are more severely and more frequently affected by adverse economic and competitive conditions, extreme weather, man-made disasters, and political and civil unrest.
Our current operations and future expansion outside of the United States make us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits or disrupt our business.
We currently have timeshare properties located in the United States, Europe, Mexico, the Caribbean, Canada and Asia. We also market our products and services in the Asia Pacific region, primarily in Japan and South Korea. In addition, as part of our business strategy, we intend to continue the expansion of our operations in Japan, including by developing property there and selling VOIs at properties located in Japan, as well as explore further expansion opportunities in other countries located in the Asia Pacific region, Mexico, Europe and the Caribbean. Such activities may not be limited only to marketing efforts for existing international and U.S. properties and products in other countries, but may also include acquiring, developing, managing, marketing, offering and/or financing timeshare properties and VOI related products and services in such countries. Current and future international operations expose us to a number of additional challenges and risks that may not be inherent in operating solely in the U.S., including, for example, the following:
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
•exposure to litigation in foreign jurisdictions, including the expense and time necessary to litigate and the potential of adverse outcomes;
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
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, experience additional material weaknesses, or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, our stock price could be adversely affected, and we may otherwise experience other adverse consequences.
As previously disclosed, in connection with our year-end assessment of internal control over financial reporting, our management determined that, as of December 31, 2022, we had not maintained effective internal control over financial reporting due to a material weakness in internal control over financial reporting related to Diamond, which we acquired in August 2021. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
While such material weakness has been fully remediated, as discussed in Part II, Item 9A of this Annual Report on Form 10-K, in connection with our 2023 year-end assessment of internal control over financial reporting, our management determined that, as of December 31, 2023, we did not maintain effective internal control over financial reporting due to a material weakness in internal control over financial reporting arising out of ineffectively designed general information technology controls over user access for an IT application used to initiate revenue and inventory transactions. As a result, process-level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT application were also ineffective.
We have commenced taking, and will continue to take, steps to enhance the risk assessment process and design and implementation of internal controls over financial reporting with respect to the user access matter, including enhancing and revising the design of our existing financial reporting and information technology controls and procedures, and incorporating additional controls and processes. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There can be no assurances that such remediation steps will be complete in our anticipated timeframe or if they will successfully remediate the material weakness identified on a timely basis. As a result, we may not be successful in making the improvements necessary to remediate such material weakness, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Furthermore, information technology and other controls and procedures can be extensive and numerous, and there can be no assurance that our management may not uncover other deficiencies in the future that could lead to additional material weaknesses. Any one or more of these outcomes could cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could adversely affect our business generally and lead to other adverse consequences, including, without limitation, the loss of investor confidence in us, reduction of our stock price, and exposure to litigation or government investigations and/or sanctions. In addition, remediation plans can be costly and divert critical attention of our internal personnel and resources, which could increase our general and administrative expenses and decrease our net operating results.
Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures, including as a result of the material weakness identified by management.
The design and effectiveness of our disclosure controls and procedures are closely tied to and interdependent with our internal control over financial reporting. Our disclosure controls and procedures, as may be updated to include additional enhancements to the design of existing financial reporting and information technology controls and procedures, as well as adding additional controls and processes, as previously discussed, are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act and applicable rules and regulations is recorded, processed, summarized and reported within the time periods specified in such rules and forms, and that such required information is accumulated and communicated to our management in a timely manner. Nonetheless, our disclosure controls and procedures may not prevent all omissions, errors, or misstatements due to a number of factors, including, without limitation, resource constraints, benefits of the controls and procedures relative to their costs, human error and judgment, or intentional circumvention by individual acts, any of which may cause omissions, errors, or misstatements. While management will continue to review the effectiveness of our disclosure controls and procedures, including our internal controls over financial reporting, there can be no guarantee that our disclosure controls and procedures and internal controls will prevent all omissions, errors and misstatements, intentional or otherwise, any occurrence of which may result in material omissions or misstatements in our filings with the SEC, which could materially adversely affect our financial results, investor confidence, our stock price, and our business generally.
Risks Related to the Sale of VOIs
A decline in developed or acquired VOI inventory or our failure to enter into and maintain fee-for-service agreements may have an adverse effect on our business or results of operations.
In addition to VOI supply that we develop or acquire, we source VOIs through fee-for-service agreements with third-party developers. If we fail to develop timeshare properties, acquire inventory or are unsuccessful in entering into new agreements with third-party developers, we may experience a decline in VOI supply, which could result in a decrease in our revenues. Approximately 47% of our contract sales were from capital-efficient sources for the year ended December 31, 2023. As part of our strategy to optimize our sales mix of capital-efficient inventory, we will continue to acquire inventory and enter into additional fee-for-service agreements to source inventory. These arrangements may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into agreements are not able to fulfill their obligations to us, the inventory we expect to acquire or market and sell on their behalf may not be available on time or at all, or may not otherwise be within agreed-upon specifications, including the specifications that we must meet in order to use Hilton’s trademarks at such properties. If our counterparties do not perform as expected and we do not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, our ability to achieve sales goals may be adversely affected.
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
We have limited underwriting standards due to the real-time nature of industry sales practices, and do not include traditional ability-to-pay factors such as income verification which may affect loan default rates. If purchasers' default on the loans that we provide to finance their VOI purchases, our revenues, cash flows and profits could be reduced.
We originate loans for purchasers of our VOIs who qualify according to our credit criteria. Our underwriting standards generally employ FICO® score-based standards, down payment ratios, and borrowing history, but due to the real-time nature of industry sales practices, do not include certain traditional ability-to-pay factors, such as income verification.
Providing secured financing to some purchasers of VOIs subjects us to the risk of purchaser default. As of December 31, 2023, our consumer loan portfolio had a balance of approximately $2.9 billion and experienced default rates of 8.56%, 7.92% and 8.93% for the fiscal years ended December 31, 2023, 2022 and 2021, respectively. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the VOI. We may be unable to resell the property in a timely manner or at a price sufficient to allow us to recover written-off loan balances, or at all. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, our revenues and profits could be reduced.
If default rates increase beyond current projections and result in higher-than-expected foreclosure activity, our results of operations could be adversely affected. In addition, the transactions in which we have securitized timeshare financing receivables in the capital markets contain certain portfolio performance requirements related to default, delinquency and recovery rates, which, if not met, would result in loss or disruption of cash flow until portfolio performance sufficiently improves to satisfy the requirements.

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
The acquired Diamond business has been significantly targeted by organized activities of third parties that actively pursue timeshare owners claiming to provide timeshare interest transfers and/or “exit” services. Any increases in the level of participation by timeshare owners in response to such overtures and/or delinquencies or defaults with respect to the timeshare loans owed by such owners may disrupt our business and affect cash flow from collections on the timeshare loans. In addition, exit companies may target HGV’s owners (including Bluegreen’s and Diamond’s owners) to a greater extent than they already do in light of the larger, combined company following the Diamond Acquisition and Bluegreen Acquisition.
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
If maintenance fees at our resorts are required to be increased, our product could become less attractive, and our business could be harmed.
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

Our increasing reliance on information technology and other systems subjects us to risks associated with cybersecurity. Cyber-attacks or our failure to maintain the security and integrity of company, employee, associate, customer or third-party data could have a disruptive effect on our business and adversely affect our reputation and financial performance.
We rely heavily on computer, internet-based and mobile information and communications systems operated by us or our service providers to collect, process, transmit and retain large volumes of customer data, including credit card numbers and other personally identifiable information, reservation information and mailing lists, as well as personally identifiable information of our employees. There has been an increase in the number and sophistication of criminal cybersecurity attacks against companies where customer and other sensitive information has been compromised. Our information systems and records, including those we maintain with our service providers, have been, and likely will continue to be, subject to such cyber-attacks, which include efforts to hack or breach security measures in order to obtain or misuse information, phishing attempts, viruses or other malicious codes, “ransomware” or other malware. In addition, increasingly complex systems and software are subject to failure, operator error or malfeasance, or inadvertent releases of data that may materially impact our information systems and records. For instance, security breaches could result in the dissemination of member and guest credit card information, which could lead to affected members and guests experiencing fraudulent charges. To date, we have seen no material impact on our business or operations from these attacks or events. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we may acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.
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
Many jurisdictions have enacted or are enacting laws requiring companies to notify regulators or individuals of data security incidents involving certain types of personal data. These mandatory disclosures regarding security incidents often lead to widespread negative publicity, and the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the internet, including through news articles, blogs, chat rooms, and social media sites. Any security incident, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract or retain customers, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results. Further, the SEC has recently enacted rules requiring public companies to disclose material cybersecurity incidents that they experience on a Current Report on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. These new reporting requirements were effective for us as of December 18, 2023. If we fail to comply with these new requirements we could incur regulatory fines in addition to other adverse consequences to our reputation, business, financial condition and results of operations.
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
The steps we take to deter and mitigate risks related to cybersecurity may not provide the intended level of protection. In particular, it may be difficult to anticipate or immediately detect such incidents and the damage caused thereby. We may be required to expend significant additional resources in the future to modify and enhance our protective measures. Although we carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cybersecurity risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches. In addition, the third party service providers and partners on which we rely (including those that may be in possession of our sensitive information) face cybersecurity risks, some of which may be different than the risks we face, and we do not directly control any of such service providers’ information security operations, including the efforts that they may take to mitigate risks or the level of cyber/privacy liability insurance that they may carry. See Part I, Item 1C. “Cybersecurity.”
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
Under the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (collectively, the “ADA”), all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. Our properties also are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Furthermore, various laws govern our resort management activities, including laws and regulations regarding community association management, public lodging, food and beverage services, liquor licensing, labor, employment, health care, health and safety, accessibility, discrimination, immigration, gaming and the environment.
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
As of December 31, 2023, our total indebtedness was approximately $4.5 billion, of which approximately $1.5 billion was non-recourse debt. We significantly increased our level of indebtedness in connection with financing the Diamond Acquisition and the Bluegreen Acquisition. We issued $850 million in aggregate principal amount of 5.000% senior notes due 2029 and $500 million in aggregate principal amount of 4.875% senior notes due 2031, and we borrowed term loans in an initial aggregate principal amount of $1.3 billion under a new senior secured term loan credit facility due

2028. to repay certain indebtedness of HGV and Diamond, as part of the Diamond Acquisition. Similarly, in connection with the Bluegreen Acquisition, we issued $900 million in aggregate principal amount of 6.625% senior notes due 2032 and borrowed term loans in an initial aggregate principal amount of $900 million due 2031. The new term loans are subject to an interest rate of SOFR plus 2.75%. Finally, we assumed several of Diamond’s and Bluegreen’s revolving facilities that are secured by timeshare loan receivables. Our substantial debt and other contractual obligations could have important consequences, including:
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
In addition, our credit ratings will impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings will reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations on a combined basis with Diamond and Bluegreen. Downgrades in our ratings could adversely affect our businesses, cash flows, financial condition, operating results and share and debt prices, as well as our obligations with respect to our capital-efficient inventory acquisitions.
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
As a result of these restrictions, we are limited as to how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any other future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants.
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
Interest rates may increase in the future. As a result, interest rates on our revolving credit facility or other variable rate debt offerings could be higher than current levels. As of December 31, 2023, we had approximately $2.2 billion of notional variable rate debt, representing 49% of our total indebtedness. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. For more information on derivatives refer to Note 15: Debt & Non-recourse Debt of the financial statements.
Servicing our indebtedness requires a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.
Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash depends on our financial and operating performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In particular, compliance with state and local laws applicable to our business, including those relating to deeds, title transfers and certain other regulations applicable to sales of VOIs, may at times delay or hinder our ability to access cash flows generated by our VOI sales. If we are unable to generate and access sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to affect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives.
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
Our subsidiaries generally do not have any obligation to pay amounts due on our indebtedness or to make funds available to us for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While limitations on our subsidiaries restrict their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In addition, certain of our subsidiaries are party to debt agreements that contain restrictions on their ability to pay dividends or make other intercompany payments to us and may in the future enter into agreements that include additional contractual restrictions on their ability to make any such payments to us.
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
We continue to integrate the Diamond business from the August 2021 closing of the Diamond Acquisition. Despite our efforts, it is possible that the integration process could take longer than anticipated and/or could be more difficult than anticipated due to a number of reasons, including the lack of complementary products and resort offerings, delays or other challenges in converting the Diamond resorts into resorts that are suitable for HGV as part of our overall strategy and our rebranding plan, loss of valuable employees, disruption of each company’s ongoing businesses, processes and systems, inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements between the two businesses, and differences in corporate cultures and philosophies, and other challenges that are inherent in such a complex integration of businesses. There also may be issues attributable to Diamond’s operations that were inherent to the business or are based on events or actions that occurred prior to the closing of the Diamond Acquisition that may make the integration even more challenging. In addition, uncertainty about the effect of the Diamond Acquisition on relationships with our suppliers, vendors, existing owners, and potential owners may hinder the integration. Although we are taking steps designed to reduce or mitigate any adverse effects, these uncertainties may cause suppliers, vendors, existing and potential owners, and others that deal with us to seek to change, not renew or discontinue existing business relationships with us.
Integrating the Diamond business and properties into our operations may place a significant burden on management and internal resources and divert management’s attention away from day-to-day business concerns. Further, our ability to attract, retain and motivate key personnel and employees may be impacted if employees or prospective employees have uncertainty about their future roles with us during the integration of the Diamond Acquisition and beyond. Despite our retention and recruiting efforts, key employees may be unwilling to continue their employment with us, and we may be unable to timely find suitable replacements.
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
We and Hilton have agreed to a plan to rebrand the majority of the Diamond properties, rooms and sales facilities into HGV-branded properties, rooms and sales facilities over a five-year period that includes annual and cumulative target room conversions. The License Agreement Amendment provides for the offer and sale by HGV of its “HGV Max” branded product that provides access across legacy HGV and both converted and unconverted Diamond properties, subject to certain conditions. If we do not achieve the applicable annual rebranding target milestones, we will be subject to an escalated royalty fee, and if we fail to achieve cumulative targets by September 2031, Hilton may prohibit our future offering and sales of HGV Max. In addition, the license agreement requires Hilton’s approval in connection with our anticipated rebranding of the Diamond properties into our branded HGV Max properties and/or another new brand of properties. Hilton also has the right to review our sales, reservation and marketing activities related to HGV Max and review and approve our rebranded sales centers.

We have agreed with Hilton to operate the Diamond properties and business as a separate operation, pending the rebranding and rebranding plan, after which we expect to continue to operate certain Diamond properties that are not rebranded as a separate operation. If we fail to comply with the separate operation requirements in connection with such part of our business, we may be subject to potential violation of the license agreement. In addition, if we cannot come to an agreement with Hilton on how to brand and operate Diamond properties that are not approved for rebranding by Hilton, our ability to successfully integrate Diamond may be materially adversely affected. We may conclude that it is necessary to enter into future amendments and/or modifications to the license agreement that may be necessary in connection with the integration and rebranding plans. If we and Hilton are unable to reach agreements on any such amendments and/or modifications, our integration and rebranding plans may be delayed and/or may not comport to the current terms and conditions of the license agreement, which will adversely affect our business and operations. For additional information see “Item 1. Business—Key Agreements with Hilton Worldwide Holdings.”
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
Further, we incurred a number of fees, costs and expenses prior to completing the Diamond Acquisition and expect to continue to incur additional fees, costs and expenses associated with combining and integrating the operations of the two companies and achieving the desired benefits. These fees, costs and expenses, which are both recurring and non-recurring, have been, and will continue to be, substantial. Although we believe that achieving cost synergies, benefits, and other efficiencies of the Diamond Acquisition should offset such costs, fees and expenses over time, such net benefit may not be achieved in the near term, or at all. Moreover, there may be significant potential liabilities associated with the Legacy-Diamond business that may have been unknown to us at or prior to the closing of the Diamond Acquisition, we may uncover after the closing during the integration period, or may be more significant than we believed at such time. For example, an appeal for judgment was rendered in favor of the plaintiffs in November 2023 (with the California Supreme Court rejecting further appeals in February 2024) related to a personal injury lawsuit, O’Malley et al. v. Diamond Resorts Management, Inc., filed against Diamond in 2015 for which we have accrued liabilities of approximately $102 million as of December 31, 2023. While we believe existing insurance policies will cover a significant, if not substantially all, of any such liability, and we accrued liabilities related to this lawsuit (together with related insurance coverage), our insurance policies may still not cover a significant portion of the total amount. In addition, there is no assurance that our insurance policies will, in fact, cover most of this liability or that we won’t be exposed to similar or other liabilities from the Legacy-Diamond business prior to our acquisition. Any similarly significant but individually immaterial liabilities in the aggregate, and/or any material liability that was unknown or not estimable by us at the time of the acquisition, may have a material adverse effect on our financial condition and operating results. See Part II — Item 8. Financial Statements and Supplementary Data — Note 23: Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K.
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
The Diamond Collections located in the United States are alternatives to traditional deeded timeshare ownership, as they create a network of available resort accommodations at multiple locations. For those US-based Diamond Collections, title to the units available through the Diamond Collections is held in a trust or similar arrangement that is administered by an independent trustee (the “Collection Trustee”). A purchaser of a timeshare interest in a Collection does not receive a deeded interest in any specific resort or resort accommodation but acquires a membership in the timeshare plan which is denominated by an annual or biennial allotment of points. Owners of Diamond’s timeshare interests are allowed to use their allocated points to reserve accommodations at the various component site(s)/participating resort(s) within the Diamond Collections, thereby giving the members greater flexibility to plan their vacations. Owners may also elect to reserve accommodations at resorts that are not part of their Collection through Diamond’s exchange programs.
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

Risks Related to the Integration of Bluegreen
We may be unable to realize anticipated cost savings, and we expect to incur substantial expenses related to the Bluegreen Acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
While we anticipate certain cost savings from the consummation of the Bluegreen Acquisition, our ability to achieve such estimated cost savings in the timeframe described, or at all, is subject to various assumptions by our management, which may or may not be realized, as well as the incurrence of other costs in our operations that offset all or a portion of such cost savings. As a consequence, we may not be able to realize cost savings within the timeframe expected or at all. In addition, we may incur additional and/or unexpected costs in order to realize these cost savings. These may include increased licensing fees, as we convert the existing Bluegreen properties and sales centers to branded properties and sales centers using the Hilton marks. Failure to achieve the expected cost savings could significantly reduce the expected benefits associated with the Bluegreen Acquisition and adversely affect us.
In addition, we have incurred, and will continue to incur, substantial expenses in connection with the Bluegreen Acquisition. We expect to continue to incur non-recurring costs associated with combining the operations of the two companies and achieving the desired cost savings. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses have consisted of transaction costs related to the Bluegreen Acquisition and include, among others, fees paid to financial, legal and accounting advisors, employee benefit costs and filing fees. These costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on our financial condition and operating results following the consummation of the Bluegreen Acquisition.

We may not be able to integrate successfully and many of the anticipated benefits of combining us and Bluegreen may not be realized.
We completed the Bluegreen Acquisition with the expectation that it will result in various benefits, including, among other things, operating efficiencies, potential revenue synergies, cost savings, and certain key strategic and marketing partnerships and alliances. We may not realize the anticipated benefits on a timely basis, or at all. Achieving the anticipated benefits of the Bluegreen Acquisition is subject to a number of risks and uncertainties, including whether our and Bluegreen’s businesses can be integrated in an efficient and effective manner, and whether such integration and achievement of cost savings could come at the expense of other aspects of our operations, including degradation of products and services. Similarly, increased license fees and related costs associated with the integration of the two brands and any necessary modifications to the license agreement may result in increased costs and could hinder such integration.
It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of our ongoing business, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Bluegreen Acquisition.
We also may not successfully fully realize the expected benefits related to various key strategic and marketing partnerships and alliances of Bluegreen or may otherwise be constrained by existing strategic and marketing partnerships. In particular, Bluegreen historically generated a significant portion of its new sales prospects and leads through marketing arrangements with various third parties, including Bass Pro Shops and Choice. We have inherited and extended the exclusive marketing agreement with Bass Pro for a period of ten years to provide us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. VOI sales to prospects and leads generated by Bluegreen marketing arrangement with Bass Pro accounted for approximately 16%, 17% and 19% of Bluegreen’s VOI sales volume during the years ended December 31, 2023, 2022 and 2021, respectively. Bluegreen also had an exclusive strategic relationship with Choice, which we assumed, that involves several areas of its business, including a sales and marketing alliance that enabled Bluegreen to leverage Choice’ brands, customer relationships and marketing channels to sell vacation packages. We anticipate continuing Bluegreen’s strategic relationship with Choice; however, we have also agreed with Hilton that we would obtain certain amendments to the current agreements with Choice as part of our integration plan. If we are not able to satisfy the license agreement requirement to rebrand the Bluegreen properties and its sales centers, it may materially affect our integration plans and Hilton may exercise certain rights that could be detrimental to us and our business. See “We do not own the Hilton brands and our business will be materially harmed if we breach our license agreement with Hilton or it is terminated” and “Our ability to integrate the Bluegreen business depends on our ability to obtain certain concessions from a third party to allow us to rebrand the Bluegreen properties and sales centers.”
If we are unable to realize the benefits from Bluegreen’s marketing arrangements, including because Bluegreen’s significant marketing arrangements do not generate a sufficient number of prospects and leads, are terminated or not renewed, or are limited or changed in a manner adversely affecting our combined operations, we may not be able to market and sell our products and services to new owners at anticipated sales levels or at levels required in order to offset the costs associated with such marketing efforts.
Our results of operations could also be adversely affected by any issues attributable to Bluegreen’s operations that arise or are based on events or actions that occurred before the closing of the Bluegreen Acquisition. We may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these and other anticipated benefits (including operating efficiencies) could result in increased costs or decreases in the amount of expected net income and could adversely affect our future business, financial condition, operating results and prospects.
Our ability to integrate the Bluegreen business depends on our ability to obtain certain concessions from a third party to allow us to rebrand the Bluegreen properties and sales centers.
In connection with the closing of the Bluegreen Acquisition, we agreed with Hilton that we would obtain certain amendments to the Choice agreements by December 31, 2024 to allow us to rebrand most of the Bluegreen properties and all of its sales centers in accordance with a rebranding schedule that we have agreed to with Hilton, and we agreed to pay Hilton certain minimum license fees related to the Bluegreen properties and sales of VOIs for years 2024 and 2025. After 2025, assuming we have obtained the amendments referenced above, the license fees related to the Bluegreen properties and sales would revert back to a gradual ramp up that we had agreed to with Hilton. See Item 1. “Business—Key Agreements with Hilton Worldwide Holdings—Amended and Restated License Agreement.” If we are not able to obtain such amendments within the specified timeframe, we would be obligated to pay certain minimum license fees for years 2026 to 2029. In addition, Hilton could exercise certain rights under the license agreement that are detrimental to us, including, without limitation, revoking our exclusive rights to use the licensed marks and to engage in vacation ownership under any Hilton marks. Any of these consequences and/or other consequences related to the Hilton license agreement described below under “Our ability to integrate the Bluegreen business depends on our compliance with the Hilton license agreement, including the separate operations provisions and certain prohibitions on doing business with competitors” could adversely affect our operating results and our business generally.
Our ability to integrate the Bluegreen business depends on our compliance with the Hilton license agreement, including the separate operations provisions and certain prohibitions on doing business with competitors.
We license substantially all of the trademarks, brand names and intellectual property used in our business from Hilton under the Hilton license agreement. We intend to offer vacation ownership products consisting of rebranded Bluegreen properties under our existing or new HGV brand. Under the terms of the Hilton license agreement, we must obtain Hilton’s approval to use the Hilton brand names and trademarks in connection with the rebranding of the Bluegreen properties to branded properties using the Hilton marks, as well as for the branding of timeshare properties that we acquire or develop in the future. We have agreed with Hilton to operate the Bluegreen business as a separate operation, subject to a rebranding schedule that we have agreed to with Hilton, which schedule may be modified from time to time. In addition, we have agreed with Hilton that we would obtain certain amendment to the Choice agreements to allow us to implement the rebranding plan. In addition, we may require additional amendments to the license agreement with Hilton to further modify various provisions of the Hilton license agreement to provide for any related approvals or relief from certain restrictions in connection with the integration of Bluegreen so as to allow us to achieve greater operating efficiency and synergy than currently provided for, and any failure to do so could adversely impact such operating efficiency and synergy.
In addition, any failure to obtain Hilton’s approval with respect to the rebranding of the Bluegreen properties and its sales centers will significantly harm our ability to integrate the Bluegreen business and its properties. If we cannot come to an agreement with Hilton on how to brand and operate Bluegreen properties that do not currently or will not in the future meet the Hilton brand standards, then we will be required to continue to operate them as separate operations.
The Hilton license agreement provides for the automatic termination of our rights to certain Hilton brand names and trademarks should the aggregate number of units of accommodation in “Licensed Vacation Ownership Business” fall below two-thirds of the total number of units of accommodation in our entire “Vacation Ownership Business” at any time after the two-year period from the date of the closing of the Bluegreen Acquisition. If, within this time period, we cannot successfully integrate Bluegreen into our business and obtain Hilton’s approval to use the Hilton brand names and trademarks for a sufficient number of Bluegreen accommodations, our license to use such Hilton brand names and trademarks may be automatically terminated, which could materially adversely impact our business. In addition, our revenues from Hilton branded business must equal or exceed 67% of our total revenues; otherwise, Hilton can terminate the noncompetition term contained in the license agreement. Further, the Second Amendment to the Hilton license agreement established a minimum percentage of our total revenue in any calendar year that is required to be derived from the Hilton licensed business to maintain our continued exclusivity under the Hilton license agreement. If we fail to meet such minimum percentage of revenue requirement, then Hilton would have the option to terminate our exclusivity under the Hilton license agreement, which would permit Hilton to license to other parties the trademarks, other intellectual property and certain other rights that are currently exclusively licensed to us under the Hilton license agreement.
In addition, the Hilton license agreement contains a number of prohibitions on us entering into certain agreements and arrangements, including certain enterprise-wide marketing arrangements and/or arrangements with competitors of Hilton. If we assume or enter into such agreements or arrangements without the approval of Hilton, we may breach the Hilton license agreement. The Hilton license agreement is critical to our business and the modification or amendment the Hilton license agreement or any exercise by Hilton of its termination or other rights under the Hilton license agreement, including the loss of exclusivity under the Hilton license agreement, could materially adversely impact our business.
We incurred substantial transaction costs in connection with the Bluegreen Acquisition.
We incurred, and expect that we will continue to incur, a number of significant, non-recurring expenses in connection with the Bluegreen Acquisition and the integration, including, without limitation, fees for third party legal, investment banking, consulting and advisory services, notes offering costs and expenses, amounts related to the repayment, termination, amendment and/or extension of Bluegreen’s indebtedness at the time of the closing, and obtaining necessary consents and approvals and combining the operations of the two companies. These fees and costs have been, and will continue to be for some time, substantial. Additional unanticipated costs may be incurred in our integration of Bluegreen. Although it is expected that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction related costs over time, this net benefit may not be achieved in the near term, may be delayed, or not achieved at all for a number of reasons.

We and Bluegreen may be subject to complaints, litigation or reputational harm due to dissatisfaction with, or concerns related to, the acquisition from our current owners.
Our current owners may be concerned about the actual or perceived impact of the merger on their VOIs, including related to a reduced quality of resorts and product offerings due to the increased size of the business and addition of new owners, or increase or change in homeowners' association or other fees. Bluegreen’s legacy owners may have similar concerns related to a decline in the quality of product offerings or increase in fees as a result of the merger and increase in size of the business. Complaints or litigation brought by existing owners could harm our reputation, discourage potential new owners and adversely impact our results of operations.
Our future results will suffer if we do not effectively manage our expanded operations and integrate Bluegreen.
Following the completion of the Bluegreen Acquisition, the size of our business has increased significantly beyond the size of either our or Bluegreen’s operations prior to the acquisition. Our future success depends, in part, upon our ability to manage this expanded business, which will pose significant challenges for management, including challenges related to the managing and monitoring of new operations, increased costs and complexity, and increased compliance and regulatory requirements. We may also need to obtain approvals of developers or HOAs in various instances to include additional resorts in the multi-resort trust marketed, sold and managed by Bluegreen or increase maintenance fees or impose additional requirements in order to meet our brand and operating standards. There can be no assurances that we will be successful in implementing and/or managing any of these or other steps.
We may not be able to retain our and/or Bluegreen personnel successfully.
The success of the Bluegreen Acquisition and related integration will depend in part on our ability to retain the talents and dedication of key employees currently employed by us (including those employees whom we retained from the Diamond acquisition) and Bluegreen. It is possible that these employees may decide not to remain with us or Bluegreen, as applicable. If key employees terminate their employment, if an insufficient number of employees are retained, or if key employees’ performance standards materially decrease, our business may be adversely affected and management’s attention may be diverted from successfully integrating Bluegreen to hiring suitable replacements, all of which may cause our business to suffer. In addition, we may not be able to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms.
Bluegreen may have liabilities that exceed our estimates, and any such liabilities could adversely affect our financial results and condition.
Upon consummation of the Bluegreen Acquisition, we assumed all of Bluegreen’s liabilities, whether known or not. Bluegreen may have various potential liabilities relating to the conduct of its business prior to the Bluegreen Acquisition, including, but not limited to, existing and potential legal claims pertaining to various areas of the Bluegreen business, tax audits, regulatory violations (including environmental violations and claims), and other liabilities that are greater than we had anticipated, were not known to us, and/or were not disclosed to us. It is possible that these liabilities, whether currently known or unknown to us, may result in substantial losses, thereby adversely affecting our operating results and financial condition.
Interests in Bluegreen’s resorts are offered through a trust system, which is subject to a number of regulatory and other requirements.
Bluegreen’s resorts are alternatives to traditional deeded timeshare ownership, inasmuch as they create a network of available resort accommodations at multiple locations (“the Bluegreen Club”). Title to the units available through the Bluegreen Club is held in a trust or similar arrangement that is administered by an independent trustee (the “Independent Trustee”). A purchaser of a timeshare interest in the Bluegreen Club generally does not receive a deeded interest in any specific resort or resort accommodation, but acquires a membership in the timeshare plan which is denominated by an annual or biennial allotment of points. Owners of Bluegreen’s timeshare interests are allowed to use their allocated points to reserve accommodations at the various component site(s)/participating resort(s) within the Bluegreen Club, thereby giving the members greater flexibility to plan their vacations. Administering such trust structure can be complicated and requires compliance with various timeshare laws (including those laws applicable to component sites).
For example, the Bluegreen Club is required to be registered pursuant to, exempted from, or otherwise in compliance with, the applicable statutory requirements for the sale of timeshare plans in a growing number of jurisdictions. While such registrations and formal or informal exemption determinations for the Bluegreen Club may confirm the substantial compliance with the filing and disclosure requirements of the respective timeshare statutes, it does not constitute the endorsement of the creation, sale, promotion or operation of the Bluegreen Club by any regulatory body nor relieve Bluegreen (or any developer) of any duty or responsibility under other statutes or any other applicable laws. Registration under a respective timeshare act (or other applicable law) is not a guarantee or assurance of compliance with applicable law nor an assurance or guarantee of how any judicial body may interpret Bluegreen’s compliance therewith. In addition, various disclosures are required in connection with marketing and sale of timeshare interests or plans, which are required to be continually updated and current. A determination that specific provisions or operations of the Bluegreen Club do not comply with relevant timeshare acts or applicable law may have a material adverse effect on the developer, the Independent Trustee and the related non-profit members association for each of the Bluegreen component sites or resorts. Furthermore, any material omissions, inaccuracies or misstatements in disclosure documents may result in adverse consequences, including fines, penalties, rescission or similar rights for the purchasers, or other liabilities.
Risks Related to the Spin-Off
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
In addition, each of Hilton and Park agreed to indemnify us with respect to such parties assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or other agreements related to the spin-offs. There can be no assurance that the indemnities from each of Hilton and Park will be sufficient to protect us against the full amount of these and other liabilities. Third parties also could seek to hold us responsible for any of the liabilities that Hilton and Park have agreed to assume. Even if we ultimately succeed in recovering from Hilton or Park any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.
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
We have entered into a stockholder's agreement with Apollo that, among other things, provides Apollo the right, under certain circumstances, to designate a certain number of directors to our board of directors. Pursuant to the stockholder's agreement, two members of our board of directors are Apollo designees, and for so long as Apollo and its affiliates continue to own specified percentages of our common stock, Apollo will be able to maintain representation on our board of directors. Accordingly, during that period of time, Apollo may have influence with respect to our management, business plans and policies, including the appointment and removal of our officers. For example, for so long as Apollo continues to own a significant percentage of our stock, Apollo may be able to influence whether or not a change of control of our company or a change in the composition of our board of directors occurs. The concentration of ownership by Apollo could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of the Company and could affect the market price of our common stock.
Apollo and its affiliates engage in a broad spectrum of activities, including investments in real estate generally and in the hospitality industry in particular. In the ordinary course of Apollo’s business activities, Apollo and its affiliates may engage in activities where their interests' conflict with our interests or those of our stockholders. For example, Apollo and its affiliates may pursue ventures that compete directly or indirectly with us, or affiliates of Apollo may directly and indirectly own interests in timeshare property developers or others with whom we may engage in the future, may compete with us for investment opportunities, and may enter into other transactions with us that could result in their having interests that could conflict with ours. Our amended and restated certificate of incorporation provides no director who is not employed by us (including any nonemployee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Apollo also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us. In addition, Apollo may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investments, even though such transactions might involve risks to you.
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
We adopted an Omnibus Incentive Plan under which an aggregate of 10,000,000 shares of HGV common stock are issuable. As of December 31, 2023, an aggregate of 4,339,887 shares have been issued, and an additional 4,122,738 shares were underlying outstanding awards pursuant to the Omnibus Incentive Plan. We also adopted a Non-Employee Director Stock Plan under which 325,000 shares of our common stock are issuable, and an Employee Stock Purchase Plan under which 2,500,000 shares of our common stock are available for issuance. Under the Non-Employee Director Stock Plan, 157,530 shares had been issued, and there were an additional 26,052 shares underlying outstanding awards granted as of December 31, 2023. Under the Employee Stock Purchase Plan, a total of 566,972 shares were issued as of December 31, 2023. Any further issuances could result in the dilution of our current stockholders causing the market price of shares of our common stock to decline.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and diminish our cash reserves.
Our Board of Directors has authorized a share repurchase program (the “Repurchase Program”) pursuant to which we may repurchase our common stock through any combination of open market repurchases, accelerated share repurchases or privately negotiated transactions. The timing and amount of repurchases of shares of our common stock, if any, will depend upon several factors, such as the market price of our common stock, general market and economic conditions, our working capital requirements and corporate strategy, the terms of our financing arrangements and applicable legal requirements. We are not obligated to repurchase any specific number or amount of shares of common stock pursuant to the Repurchase Program, and we may modify, suspend or terminate the Repurchase Program at any time without prior notice. Repurchases of our common stock pursuant to the Repurchase Program could impact our stock price and increase its volatility. The existence of the Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program. Additionally, the Repurchase Program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. There can be no assurance that any share repurchases will enhance long-term stockholder value, and the market price of our common stock may decline below the levels at which we repurchased shares of stock.
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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Risk Management and Strategy
We recognize the importance of maintaining an integrated cybersecurity risk management system and view our responsibility for cybersecurity management as an enterprise risk, where we have adopted proactive and defensive safeguards. We maintain layered processes that place responsibility for management and mitigation of cybersecurity risks at both the management and Board level, which is modeled after the National Institute of Standards and Technology’s cybersecurity framework, as more fully described below.
We have not previously experienced a cybersecurity incident that has materially affected HGV, including our business strategy, results of operations, or financial condition. However, we cannot be certain that we will not experience such an incident in the future. For information on risks we face from cybersecurity threats, see “Our increasing reliance on information technology and other systems subjects us to risks associated with cybersecurity. Cyber-attacks or our failure to maintain the security and integrity of company, employee, associate, customer, or third-party data could have a disruptive effect on our business and adversely affect our reputation and financial performance” in Item 1A. Risk Factors.
Cybersecurity Governance
Management Level Governance
Our cybersecurity efforts are led by the Chief Technology Officer (“CTO”) and Chief Information Security Officer (“CISO”). The CISO has primary management-level responsibility for assessing and managing our cybersecurity program. The CISO reports to the CTO, who provides regular feedback to other members of the management team on managing material risks from cybersecurity threats.
Our CISO has over 25 years of experience in the field of cybersecurity. His background includes extensive experience as a technology consultant. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies.
Our CTO has extensive experience designing, developing, and utilizing technology products for security operation center services. His technical responsibilities spanned product security, privacy controls, data protection, and identity management. He has also overseen security operations, incident response, threat hunting, security intelligence, analytics, and technical fraud functions and worked with legal response teams at numerous companies, including serving as a Managing Director of a cybersecurity firm. He has advised chief information officers and consulted for boards of directors on cybersecurity related issues and attacks.
Our CISO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program on information security. He is also responsible for keeping HGV apprised of the latest developments in cybersecurity, including potential threats and innovative risk management techniques. We believe this ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan.

This plan includes immediate actions designed to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Board Level Governance
The Audit Committee has primary Board-level responsibility for oversight of our cybersecurity and data protection risks. and serves as a liaison between management and the full Board. The Audit Committee receives regular reports from our CTO and CISO regarding the primary cybersecurity risks facing HGV, and the steps management is taking to mitigate such risks. The CISO and the CTO provide comprehensive briefings to the Audit Committee on a regular basis, generally at least once per quarter. These briefings include:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity incidents, if applicable; and
•Compliance with regulatory requirements and industry standards.
The Audit Committee also reviews our cybersecurity management strategy and initiatives on a regular basis with our CTO and CISO. Both the Audit Committee and Board will promptly be made aware of any significant cybersecurity incident, as specified in our cybersecurity incident response plan.
Third-Party Engagement
Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants, and auditors, to periodically evaluate and test our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, with the intention of keeping our cybersecurity strategies and processes at the forefront of industry best practices. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements. The cybersecurity program also involves performance of tabletop exercises to test our incident response plan.
Third-Party Oversight
We maintain processes in place to oversee, identify, and mitigate risks from cybersecurity threats related to third-party service providers, including conducting thorough security assessments of third-party service providers before onboarding. We also maintain ongoing compliance monitoring to oversee evolving cybersecurity risks. We generally include minimum information security requirements in our agreements with third-party service providers to address cybersecurity risks.
ITEM 2.    Properties
Timeshare Properties
As of December 31, 2023, we had over 150 properties open and operating, including properties not yet fully developed but in which VOIs were being sold. Most of our properties and units are located in vacation destinations such as Florida, Europe, Hawaii, California, Arizona, Nevada, and Virginia. These units and properties include those developed by us or by third-party developers with whom we have entered into fee-for-service arrangements. As of December 31, 2023, we owned approximately 64% of all unsold intervals including 100% of all unsold points-based intervals. We also own, manage, and lease fitness, spa and sports facilities, and/or manage the HOAs of undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.
Sales and Marketing Locations
As of December 31, 2023, we had sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. Our products are for sale throughout the United States, Mexico, Canada, Europe and Asia. We have over 60 sales distribution centers in various domestic and international locations. Our distribution centers and sales galleries are operated through leased and owned properties.
Additionally, we have 6 call centers that are leased. Our call centers are located in Orlando, Las Vegas, Virginia Beach and the United Kingdom.

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
ITEM 3.    Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, legal proceedings for which we accrue liabilities as discussed in Note 23: Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K. Related to the Legacy-Diamond business, an appeal for judgment was rendered in favor of the plaintiffs in November 2023 (with the California Supreme Court rejecting further appeals in February 2024) related to a personal injury lawsuit, O’Malley et al. v. Diamond Resorts Management, Inc., which was filed against Diamond in 2015 and for which we have accrued liabilities of approximately $102 million as of December 31, 2023. In November 2023 we initiated litigation against the various insurers disputing all or parts of coverage for this matter seeking to obtain full coverage. We believe that through this litigation, these existing insurance policies will cover a significant portion, if not substantially all, of this liability. However, it’s possible our insurance policies may still not cover a significant portion of the total amount and we will need to make a payment of approximately $50 million towards the judgment while litigation with the insurers over further coverage proceeds.
While we presently believe that the ultimate outcome of any currently known proceedings (including the Legacy-Diamond lawsuit discussed above), individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HGV.”
Performance Graph
The following graph compares cumulative total stockholder return of our common stock with the S&P MidCap 400 (“MidCap 400”)* Index and the Dow Jones US Travel & Leisure Total Return Index GICS Level 2 (“DJUSGCT”) over a five-year period ended on December 31, 2023. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2018, and that all dividends and other distributions were reinvested. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.
* As of March 2023, our company has been included in the S&P MidCap 400.
Holders of Record
The number of stockholders of record of our common stock as of February 22, 2024, was 366.
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
Issuer Purchases of Equity Securities
On May 4, 2022, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2022 Repurchase Plan"). On May 3, 2023, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2023 Repurchase Plan") which is in addition to the 2022 Repurchase Plan. The repurchases can be made through any combination of open market purchases, accelerated share repurchases or privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The shares are retired upon repurchase. The stock repurchase programs may be suspended or discontinued at any time and will automatically expire at the end of the respective plan terms.
During the three-month period ended December 31, 2023, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
October 1 – October 31, 2023	727,931	$37.44	727,931	$431,374,901
November 1 – November 30, 2023	939,687	35.43	939,687	398,078,432
December 1 – December 31, 2023	985,449	38.81	985,449	359,828,593
Total	2,653,067	$37.24	2,653,067
From January 1, 2024, through February 23, 2024, we repurchased approximately 1.7 million shares for $71 million. As of February 23, 2024, we had $289 million of remaining availability under the 2023 Repurchase Plan.
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
Overview
Our Business
We are a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brand. During 2021, we acquired Diamond Resorts and are in the process of rebranding Diamond properties and sales centers to the Hilton Grand Vacations brand and Hilton standards. On January 17, 2024 (the "Bluegreen Acquisition Date"), we completed the Bluegreen Acquisition. Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and timeshare plans; and managing our clubs and exchange programs.
As of December 31, 2023, we had over 150 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia and feature spacious, condominium-style accommodations with superior amenities and quality service. As of December 31, 2023, we had approximately 529,000 members across our club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort, any property in the Hilton system of 22 industry-leading brands across approximately 7,500 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program.
We operate our business across two segments: (1) real estate sales and financing; and (2) resort operations and club management.
Real Estate Sales and Financing
Our primary deeded product includes the marketing and selling of fee-simple VOIs deeded in perpetuity and right to use real estate interests, developed either by us or by third parties. This ownership interest is an interest in real estate generally equivalent to one week on an annual or biennial basis, at the timeshare resort in which the VOI is located. Traditionally, timeshare operators have funded 100% of the investment necessary to acquire land and construct timeshare properties. We source VOIs through developed properties and fee-for-service and just-in-time agreements with third-party developers and have focused our inventory strategy on developing an optimal inventory mix. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory with the sale to purchasers. Sales of owned, including just-in-time, inventory generally result in greater Adjusted EBITDA contributions, while fee-for-service sales require less initial investment and allow us to accelerate our sales growth. Both sales of owned inventory and fee-for-service sales generate long-term, predictable fee streams, by adding to the Club membership base and properties under management, that generate strong returns on invested capital.
Our primary trust VOI product, which we acquired in the Diamond Acquisition, includes the marketing and selling of beneficial interests in one of our Collections, which are represented by an annual or biennial allotment of points that can be utilized for vacations at any of the resorts in that Collection. In general, purchasers of a VOI in a collection do not acquire a direct ownership interest in the resort properties in the Collection. Rather, for each Collection, one or more trustees hold legal title to the deeded fee simple real estate interests, or the functional equivalent, or, in some cases, leasehold real estate interests for the benefit of the respective Collection’s association members in accordance with the applicable agreements.
For the year ended December 31, 2023, sales from fee-for-service and just-in-time inventory were 28% and 19% of contract sales, respectively. See “Key Business and Financial Metrics—Real Estate Sales Operating Metrics” for

additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $11.3 billion at current pricing. Capital-efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 35% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe and Asia. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have over 60 sales distribution centers in various domestic and international locations. A phased rebranding of sales centers that were acquired as part of the Diamond Acquisition began in late 2021. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers, and have an affinity with our brands. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the years ended December 31, 2023, 2022 and 2021, 70%, 71% and 70% of our contract sales were to our existing owners, respectively.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 63% and 62% for the years ended December 31, 2023, and 2022, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted-average FICO score	737	735	734
Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Clubs. Historical default rates, which represent annual defaults as a percentage of each year’s beginning gross timeshare financing receivables balance, were as follows:

	Year Ended December 31,
	2023	2022	2021
Historical default rates(1)	8.56%	7.92%	8.93%
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
•Sales, marketing, brand and other fees represents sales commissions, brand fees and other fees earned on the sales of VOIs through fee-for-service agreements with third-party developers. All sales commissions and brand fees are based on the total sales price of the VOIs. Also included in Sales, marketing, brand and other fees are revenues from marketing and incentive programs, except for redemption of prepaid vacation packages and Club bonus points for stays at HGV properties, which are included in Rental and ancillary services.
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
Factors Affecting Revenues
•Relationships with developers. We have entered into fee-for-service and just-in-time agreements to sell VOIs on behalf of or acquire VOIs from third-party developers. The success and sustainability of our capital-efficient business model depends on our ability to maintain good relationships with third-party developers. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth. We believe that we have strong relationships with our third-party developers, and we are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of developers and are not significantly concentrated with any particular third party.

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
•Relationship with Hilton. We are party to a license agreement with Hilton granting us the right to use the Hilton-branded trademarks, trade names and related intellectual property in our business for the term of the agreement. The termination of the license agreement or exercise of other remedies would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position. For example, if we are not able to rely on the strength of the Hilton brands to attract prospective members and guest tours in the marketplace, our revenue would decline, and our marketing and sales expenses would increase.
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
•Competition. We compete with other hotel and resort timeshare operators for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems and flexibility for VOI owners to exchange into time at other timeshare properties or other travel rewards. In addition, we compete based on brand name recognition and reputation. Our primary branded competitors in the timeshare space include Marriott Vacations Worldwide, Travel + Leisure Co., Disney Vacation Club, Holiday Inn Club Vacations, Westgate Resorts, and Bluegreen Vacations, which we acquired on January 17, 2024.
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
•License fee expense represents the royalty fee paid to Hilton under a license agreement for the exclusive right to use the Hilton Grand Vacations mark, which is generally based on a percentage of gross sales volume of certain revenue streams.
•Acquisition and integration-related expense represents direct expenses for the Diamond Acquisition and the Bluegreen Acquisition, including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants and employee-related costs such as severance and transition.
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
Non-GAAP Measures within Our Segments
Within each of our two reportable segments, we present additional profit and profit margin information for certain key activities—real estate, financing, resort and club management, and rental and ancillary services. These non-GAAP measures are used by our management team to evaluate the operating performance of each of our key activities, and to make day-to-day operating decisions. We believe these additional measures are also important in helping investors understand the performance and efficiency with which we are able to convert revenues for each of these primary activities into operating profit, both in dollars and as margins, and are frequently used by securities analysts, investors and other interested parties as one of common performance measures to compare results or estimate valuations across companies in our industry. Specifically—
•Sales revenue represents sales of VOIs, net, and Fee-for-service commissions and brand fees earned from the sale of fee-for-service VOIs. Fee-for-service commissions and brand fees represents sales, marketing, brand and other fees, which corresponds to the applicable line item from our consolidated statements of operations, adjusted by marketing revenue and other fees earned primarily from discounted marketing related packages which encompass a sales tour to prospective owners. Real estate expense represents Costs of VOI sales and Sales and marketing expense, net. Sales and marketing expense, net represents sales and marketing expense, which corresponds to the applicable line item from our consolidated statements of operations, adjusted by marketing revenue and other fees earned primarily from discounted marketing related packages which encompass a sales tour to prospective owners. Both fee-for-service commissions and brand fees and sales and marketing expense, net, represent non-GAAP measures. We present these items net because it provides a meaningful measure of our underlying real estate profit related to our primary real estate activities which focus on the sales and costs associated with our VOIs.
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
•Financing profit represents financing revenue, net of financing expense, both of which correspond to the applicable line items from our consolidated statements of operations. Financing profit margin is calculated as a percentage by dividing financing profit by financing revenue. We consider this to be an important non-GAAP operating measure because it measures the efficiency and profitability of our financing business in connection with our VOI sales.
•Resort and club management profit represents resort and club management revenue, net of resort and club management expense, both of which correspond to the applicable line items from our consolidated statements of operations. Resort and club management profit margin is calculated as a percentage by dividing resort and club management profit by resort and club management revenue. We consider this to be an important non-GAAP operating measure because it measures the efficiency and profitability of our resort and club management business that support our VOI sales business.
•Rental and ancillary services profit represents rental and ancillary services revenues, net of rental and ancillary services expenses, both of which correspond to the applicable line items from our consolidated statements of operations. Rental and ancillary services profit margin is calculated as a percentage by dividing rental and ancillary services profit by rental and ancillary services revenue. We consider this to be an important non-GAAP operating measure because it measures our ability to convert available inventory and unoccupied rooms into revenue and profit by transient rentals, as well as profitability of other services, such as food and beverage, retail, spa offerings and other guest services.
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

Results of Operations
Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2023 compared with the year ended December 31, 2022. Discussions of our financial condition and results of operations for the year ended December 31, 2022 compared to December 31, 2021 that have been omitted under this item can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 1, 2023.
Segment Results
The following tables present our revenues by segment for the year ended December 31, 2023, compared to the years ended December 31, 2022, and 2021. We do not include equity in earnings from unconsolidated affiliates in our measures of segment revenues.

	Year Ended December 31,			2023 vs 2022
($ in millions)	2023	2022	2021	$	%
Revenues:
Real estate sales and financing	$2,357	$2,378	$1,451	$(21)	(0.9)
Resort operations and club management	1,291	1,197	700	94	7.9
Total segment revenues	3,648	3,575	2,151	73	2.0
Cost reimbursements	386	297	202	89	30.0
Intersegment eliminations(1)	(56)	(37)	(18)	(19)	51.4
Total revenues	$3,978	$3,835	$2,335	$143	3.7
(1)Refer to Note 22: Business Segments in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for details on the intersegment eliminations.
We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 22: Business Segments in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. For a discussion of our definition of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key Business and Financial Metrics—EBITDA and Adjusted EBITDA.” The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Year Ended December 31,			2023 vs 2022(1)
($ in millions)	2023	2022	2021	$	%
Net income	$313	$352	$176	$(39)	(11.1)
Interest expense	178	142	105	36	25.4
Income tax expense	136	129	93	7	5.4
Depreciation and amortization	213	244	126	(31)	(12.7)
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	2	2	1	—	—
EBITDA	842	869	501	(27)	(3.1)
Other (gain) loss, net	(2)	1	26	(3)	NM
Share-based compensation expense	40	46	48	(6)	(13.0)
Impairment expense	3	17	2	(14)	(82.4)
Acquisition and integration-related expense	68	67	106	1	1.5
Other adjustment items(2)	54	65	33	(11)	(16.9)
Adjusted EBITDA	$1,005	$1,065	$716	$(60)	(5.6)
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)For the years ended December 31, 2023, 2022 and 2021, this amount includes costs associated with restructuring, one-time charges, other non-cash items, and amortization of fair value premiums and discounts resulting from purchase accounting.

The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA.

	Year Ended December 31,			2023 vs 2022
($ in millions)	2023	2022	2021	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$754	$865	$537	$(111)	(12.8)
Resort operations and club management(1)	504	463	353	41	8.9
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	14	15	11	(1)	(6.7)
License fee expense	(138)	(124)	(80)	(14)	11.3
General and administrative(2)	(129)	(154)	(105)	25	(16.2)
Adjusted EBITDA	$1,005	$1,065	$716	$(60)	(5.6)
(1)Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)Adjusts for segment related share-based compensation, depreciation and other adjustment items.
Reconciliation of Non-GAAP Profit Measures to GAAP Measure
The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA and the total of our real estate, financing, resort and club management, and rental and ancillary services profit measures.

	Year Ended December 31,			2023 vs 2022(1)
($ in millions)	2023	2022	2021	$	%
Net income	$313	$352	$176	$(39)	(11.1)
Interest expense	178	142	105	36	25.4
Income tax expense	136	129	93	7	5.4
Depreciation and amortization	213	244	126	(31)	(12.7)
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	2	2	1	—	—
EBITDA	842	869	501	(27)	(3.1)
Other (gain) loss, net	(2)	1	26	(3)	NM
Equity in earnings from unconsolidated affiliates(2)	(14)	(15)	(11)	1	(6.7)
Impairment expense	3	17	2	(14)	(82.4)
License fee expense	138	124	80	14	11.3
Acquisition and integration-related expense	68	67	106	1	1.5
General and administrative	194	212	151	(18)	(8.5)
Profit	$1,229	$1,275	$855	$(46)	(3.6)

Real estate profit	575	691	402	(116)	(16.8)
Financing profit	208	164	118	44	26.8
Resort and club management profit	392	373	260	19	5.1
Rental and ancillary services profit	54	47	75	7	14.9
Profit	$1,229	$1,275	$855	$(46)	(3.6)
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Excludes impact of interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates of $2 million, $2 million and $1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

	Year Ended December 31,			2023 vs 2022
($ in millions)	2023	2022	2021	$	%
Sales, marketing, brand and other fees	$634	$620	$385	$14	2.3
Less: Marketing revenue and other fees(1)	(241)	(208)	(149)	(33)	15.9
Fee-for-service commissions and brand fees	$393	$412	$236	$(19)	(4.6)

Sales and marketing expense	$1,281	$1,146	$653	$135	11.8
Less: Marketing revenue and other fees(1)	(241)	(208)	(149)	(33)	15.9
Sales and marketing expense, net	$1,040	$938	$504	$102	10.9
(1) Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.
Real Estate Sales and Financing
Real estate sales and financing segment revenues decreased by $21 million for the year ended December 31, 2023, compared to the same period in 2022, primarily due to a $75 million decrease in Sales of VOIs, net, driven by a $66 million increase in net deferrals of sales of VOIs under construction, a 15% decrease in VPG, and a $29 million increase in provision for financing receivable losses, offset by a $49 million decrease in fee for service sales. Sales, marketing, brand and other fees increased $14 million driven by higher commissions earned on sales of fee-for-service properties. In addition, there was a $40 million increase in financing revenue primarily related to an increase in our loan portfolio combined with an increase in the weighted-average interest rate.
Real estate sales and financing Adjusted EBITDA decreased by $111 million compared to the same period in 2022, primarily due to an increase in marketing costs due to our emphasis in adding new owners, which typically carry a higher cost per tour, in addition to the overall decrease in segment revenues described above.
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

The following table represents deferrals and recognitions of Sales of VOIs revenue and direct costs for properties under construction:

	Year Ended December 31,			2023 vs 2022
($ in millions)	2023	2022	2021	$
Sales of VOIs (deferrals)	$(39)	$(67)	$(112)	$28
Sales of VOIs recognitions	4	98	245	(94)
Net Sales of VOIs (deferrals) recognitions	(35)	31	133	(66)
Cost of VOI sales (deferrals)	(10)	(22)	(36)	12
Cost of VOI sales recognitions	1	33	74	(32)
Net Cost of VOI sales (deferrals) recognitions	(9)	11	38	(20)
Sales and marketing expense (deferrals)	(6)	(10)	(17)	4
Sales and marketing expense recognitions	1	14	36	(13)
Net Sales and marketing expense (deferrals) recognitions	(5)	4	19	(9)
Net construction (deferrals) recognitions	$(21)	$16	$76	$(37)
Resort Operations and Club Management
Resort operations and club management segment revenues increased $94 million for the year ended December 31, 2023, compared to the same period in 2022, primarily driven by greater Rental and ancillary revenue as a result of increased average daily rates. The segment revenue increase is also attributable to higher Resort management revenues, primarily driven by higher fees as well as an increase in Club members.
Resort operations and club management segment Adjusted EBITDA increased $41 million for the year ended December 31, 2023 compared to the same period in 2022, primarily due to the increase in resort and club management and rental revenues described above, partially offset by an increase in resort and club management expenses due to personnel-related costs incurred to service increased arrivals and transaction activity.
Refer to “—Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the resort operations and club management segment.
Real Estate Sales and Financing Segment
See “Reconciliation of Profit Measures to GAAP Measure” above.
Real Estate

	Year Ended December 31,			2023 vs 2022 Variance (1)
($ in millions, except Tour flow and VPG)	2023	2022	2021	$	%
Contract sales	$2,310	$2,381	$1,352	$(71)	(3.0)
Adjustments:
Fee-for-service sales(2)	(644)	(693)	(424)	49	(7.1)
Provision for financing receivables losses	(171)	(142)	(121)	(29)	20.4
Reportability and other:
Net (deferral) recognition of sales of VOIs under construction(3)	(35)	31	133	(66)	NM
Fee-for-service sale upgrades, net	19	18	14	1	5.6
Other(4)	(63)	(104)	(71)	41	(39.4)
Sales of VOIs, net	$1,416	$1,491	$883	$(75)	(5.0)
Tour flow	608,367	517,117	298,044	91,250
VPG	$3,760	$4,432	$4,332	$(672)
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)Represents contract sales from fee-for-service properties on which we earn Fee-for-service commissions and brand fees.
(3)Represents the net recognition of revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(4)Includes adjustments for revenue recognition, including amounts in rescission and sales incentives.

Contract sales decreased $71 million for the year ended December 31, 2023, compared to the same period in 2022, primarily due to a 15.2% decrease in VPG, and partially offset by a 17.6% increase in tour flow.

	Year Ended December 31,			2023 vs 2022 Variance
($ in millions)	2023	2022	2021	$	%
Sales of VOIs, net	$1,416	$1,491	$883	$(75)	(5.0)
Fee-for-service commissions and brand fees	393	412	236	(19)	(4.6)
Sales revenue	1,809	1,903	1,119	(94)	(4.9)
Less:
Cost of VOI sales	194	274	213	(80)	(29.2)
Sales and marketing expense, net	1,040	938	504	102	10.9
Real Estate expense	1,234	1,212	717	22	1.8
Real Estate profit	$575	$691	$402	$(116)	(16.8)
Real Estate profit margin(1)	31.8%	36.3%	35.9%
(1)Excluding the marketing revenue and other fees adjustment, Real estate profit margin was 28.0%, 32.7% and 31.7% for the years ended December 31, 2023, 2022 and 2021, respectively.
Real estate profit decreased by $116 million for the year ended December 31, 2023, compared to the same period in 2022, driven by a decrease of $94 million in Sales revenue due to lower Sales of VOIs, net of $75 million driven primarily by net deferrals of sales of VOIs under construction and lower Fee-for-service commissions and brand fees of $19 million. Additionally, Real estate expense increased by $22 million due to an increase in payroll expense from additional employee headcount and increases in wage rates as a result of competitive labor conditions experienced in most geographical markets.
Financing

	Year Ended December 31,			2023 vs 2022 Variance
($ in millions)	2023	2022	2021	$	%
Interest income	$273	$235	$157	$38	16.2
Other financing revenue	34	32	26	2	6.3
Financing revenue	307	267	183	40	15.0
Consumer financing interest expense	48	47	30	1	2.1
Other financing expense	51	56	35	(5)	(8.9)
Financing expense	99	103	65	(4)	(3.9)
Financing profit	$208	$164	$118	$44	26.8
Financing profit margin	67.8%	61.4%	64.5%
Financing profit increased by $44 million for the year ended December 31, 2023, compared to the same period in 2022, driven by an increase of $40 million in financing revenue, accompanied by a decrease in financing expense of $4 million.
Financing revenue increased by $40 million primarily due to interest income driven by an increase in our loan portfolio and an increase in the weighted-average interest rate. Financing expense decreased by $4 million due to a decrease in bank fees partially offset by higher compensation costs due to increased headcount.

Resort Operations and Club Management Segment
Resort and Club Management

	Year Ended December 31,			2023 vs 2022 Variance
($ in millions)	2023	2022	2021	$	%
Club management revenue	$240	$227	$168	$13	5.7
Resort management revenue	329	307	172	22	7.2
Resort and club management revenues	569	534	340	35	6.6
Club management expense	60	42	28	18	42.9
Resort management expense	117	119	52	(2)	(1.7)
Resort and club management expenses	177	161	80	16	9.9
Resort and club management profit	$392	$373	$260	$19	5.1
Resort and club management profit margin	68.9%	69.9%	76.5%
Resort and club management profit increased by $19 million for the year ended December 31, 2023, compared to the same period in 2022, driven by an increase of $35 million in resort and club management revenue and partially offset by an increase of $16 million in resort and club management expenses.
The increases in resort operations and club management revenues were driven by an increase in license fee revenue and maintenance fees for the period. The increase in resort and club management expenses is primarily due to personnel related costs incurred to service the increased transactions.
Rental and Ancillary Services

	Year Ended December 31,			2023 vs 2022 Variance
($ in millions)	2023	2022	2021	$	%
Rental revenues	$623	$586	$315	$37	6.3
Ancillary services revenues	43	40	27	3	7.5
Rental and ancillary services revenues	666	626	342	40	6.4
Rental expenses	573	544	242	29	5.3
Ancillary services expense	39	35	25	4	11.4
Rental and ancillary services expenses	612	579	267	33	5.7
Rental and ancillary services profit	$54	$47	$75	$7	14.9
Rental and ancillary services profit margin	8.1%	7.5%	21.9%
Rental and ancillary services profit increased by $7 million for the year ended December 31, 2023, compared to the same period in 2022, driven by an increase of $40 million in rental and ancillary services revenue primarily due to an increase in occupied room nights compared to the same period in 2022. This was partially offset by an increase of $33 million in rental and ancillary expenses, consistent with the aforementioned increase in rental revenue.
Other Operating Expenses

	Year Ended December 31,			2023 vs 2022 Variance
($ in millions)	2023	2022	2021	$	%
General and administrative	$194	$212	$151	$(18)	(8.5)
Depreciation and amortization	213	244	126	(31)	(12.7)
License fee expense	138	124	80	14	11.3
Impairment expense	3	17	2	(14)	(82.4)
The change in other operating expenses for the year ended December 31, 2023, compared to the same period in 2022, was driven by decreased general and administrative costs and decreased depreciation and amortization expense. General and administrative expenses decreased by $18 million, primarily related to decreased legal and professional fees. Depreciation and amortization decreased by $31 million due to decreased amortization of trade names, management contracts, and club member relationships acquired as a part of the Diamond Acquisition. License fee expense increased by $14 million due to improved results related to increased travel demand. Impairment expense decreased by $14 million due to fewer assets deemed unrecoverable in 2023 compared to the same period in 2022.
Acquisition and Integration-Related Expense

	Year Ended December 31,			2023 vs 2022 Variance
($ in millions)	2023	2022	2021	$	%
Acquisition and integration-related expense	$68	$67	$106	$1	1.5
For the year ended December 31, 2023, acquisition and integration-related costs remained consistent compared to the same period in 2022. Acquisition and integration-related costs incurred consisted of professional fees related to the Diamond Acquisition and the Bluegreen Acquisition in 2023 and solely related to the Diamond Acquisition in 2022.
Non-Operating Expenses

	Year Ended December 31,			2023 vs 2022 Variance (1)
($ in millions)	2023	2022	2021	$	%
Interest expense	$178	$142	$105	$36	25.4
Equity in earnings from unconsolidated affiliates	(12)	(13)	(10)	1	(7.7)
Other (gain) loss, net	(2)	1	26	(3)	NM
Income tax expense	136	129	93	7	5.4
(1)NM - Fluctuation in terms of percentage change is not meaningful.

The change in non-operating expenses for the year ended December 31, 2023 compared to the same period in 2022, was primarily due to a $36 million increase in interest expense driven by an increase in interest rates and draws on our revolver credit facility to support operations and a $7 million increase in income tax expense primarily due to non-recurring state tax benefits recognized in the prior year.
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
The following highlights certain matters that impacted our liquidity for the year ended December 31, 2023:
•In January 2023, we acquired inventory associated with a property in New York for $136 million from a third-party developer.
•In August 2023, we completed a securitization of $293 million of gross timeshare financing receivables. The proceeds were primarily used to pay down in part some of the existing debt and for other general corporate purposes. See Note 7: Timeshare Financing Receivables and Note 15: Debt and Non-recourse Debt for additional information.
•In December 2023, we completed the Grand Islander Acquisition for $117 million.
•During the year ended December 31, 2023, we repurchased $368 million of shares under our share repurchase programs.
•As of December 31, 2023, we had total cash and cash equivalents of $589 million and restricted cash of $296 million. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
•As of December 31, 2023, we have $553 million remaining borrowing capacity under the revolver credit facility.
•As of December 31, 2023, we have $350 million remaining borrowing capacity under our Timeshare Facility, and an additional $1 million remaining borrowing capacity under the Grand Islander Timeshare Facility. Of this amount, we have $155 million of mortgage notes that are available to be securitized, and another $317 million of mortgage notes that we expect will become eligible as soon as they meet typical milestones including receipt of first payment, deeding, or recording.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $454 million as of December 31, 2023, which primarily consist of escrow, construction and subsidy related bonds.
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
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2023, our inventory-related purchase commitments totaled $37 million over 1 year.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,			2023 vs 2022
($ in millions)	2023	2022	2021	$
Net cash provided by (used in):
Operating activities	$312	$747	$168	$(435)
Investing activities	(158)	(97)	(1,631)	(61)
Financing activities	183	(782)	1,636	965
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

The change in net cash flows provided by operating activities for the year ended December 31, 2023, compared to the same period in 2022 was primarily due to increases in cash utilized for working capital and purchase of inventory from a third party developer.
The following table exhibits our VOI inventory spending for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
($ in millions)	2023	2022	2021
VOI spending - owned properties(1)	$243	$161	$200
VOI spending - fee-for-service upgrades(2)	16	13	10
Purchases and development of real estate for future conversion to inventory	39	8	33
Total VOI inventory spending	$298	$182	$243
(1) For the years ended December 31, 2023, 2022, and 2021, our VOI inventory spending on owned properties relates to properties that are classified as Inventory on our consolidated balance sheets.
(2) Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects of $12 million, $9 million and $7 million recorded in Costs of VOI sales for the years ended December 31, 2023, 2022 and 2021, respectively.
Investing Activities
Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.
The change in net cash used in investing activities for the year ended December 31, 2023, compared to the same period in 2022 was primarily due to the Grand Islander Acquisition partially offset by decreased capital expenditures.
Financing Activities
The change in net cash flows used in financing activities for the year ended December 31, 2023, compared to the same period in 2022 was primarily due to net proceeds from debt of $658 million and lower net payments of non-recourse debt of $395 million compared to 2022, partially offset by $96 million increase in share repurchases when compared to 2022.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases and obligations associated with our debt, non-recourse debt and the related interest. As of December 31, 2023, we were committed to $5,790 million in contractual obligations over 9 years, $563 million of which will be fulfilled in 2024. This amount includes $1,074 million of interest on our debt and non-recourse debt, of which $224 million will be incurred in 2024. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 15: Debt and Non-recourse Debt, Note 17: Leases and Note 23: Commitments and Contingencies, in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $454 million as of December 31, 2023, which primarily consist of escrow, construction and subsidy related bonds.
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
The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:

($ in millions)	December 31,
Assets	2023
Cash and cash equivalents	$456
Restricted cash	167
Accounts receivable, net - due from non-guarantor subsidiaries	90
Accounts receivable, net - due from related parties	19
Accounts receivable, net - other	377
Timeshare financing receivables, net	500
Inventory	1,268
Property and equipment, net	727
Operating lease right-of-use assets, net	60
Investments in unconsolidated affiliates	71
Goodwill	1,416
Intangible assets, net	1,158
Other assets	279
Total assets	$6,588

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$90
Accounts payable, accrued expenses and other - other	761
Advanced deposits	174
Debt, net	3,049
Operating lease liabilities	76
Deferred revenues	155
Deferred income tax liabilities	564
Total liabilities	$4,869

Year Ended December 31,
($ in millions)	2023
Total revenues - transactions with non-guarantor subsidiaries	$40
Total revenues - other	3,509
Operating income	414
Net income	153

Subsequent Events
On January 17, 2024, we completed the Bluegreen Acquisition in an all-cash transaction for 100% of the outstanding voting equity interests of Bluegreen, with total consideration of approximately $1.6 billion, inclusive of net debt assumed. The Bluegreen Acquisition will be considered a business combination and accounted for using the acquisition method. Due to the close proximity of the Bluegreen Acquisition Date and the Company's filing of its Annual Report on Form 10-K for the year ended December 31, 2023, the initial accounting for the business combination is incomplete, and therefore we are unable to disclose the information required by ASC 805, Business Combinations. We will include relevant disclosures as required in the first quarter of 2024.
In connection with the Bluegreen Acquisition, we executed the following transactions:
•Completed an offering of $900 million aggregate principal amount of the escrow issuers’ 6.625% senior secured notes due 2032 issued by our wholly-owned subsidiaries, Hilton Grand Vacations Borrower Escrow, LLC and Hilton Grand Vacations Borrower Escrow, Inc. The proceeds were used to finance the Bluegreen Acquisition, repay certain outstanding indebtedness and pay related fees, costs, premiums and expenses in connection with these transactions.
•Entered into Amendment No 4, dated January 17, 2024, to the Credit Agreement, dated as of August 2, 2021 (the “Amendment”) and incurred $900 million of new term loans that will mature on January 17, 2031. Under the Amendment, the related interest rate is SOFR plus 2.75%, Proceeds were used to pay the Bluegreen Acquisition consideration, fees and expenses incurred in connection with the Amendment and to refinance the repayment of certain indebtedness of Bluegreen and its subsidiaries.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. For arrangements that contain multiple goods or services, we determine whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement. When allocating the transaction price in the arrangement, we may not have observable standalone sales for all the performance obligations in these contracts. In order to estimate the standalone selling prices for products other than trust products, we primarily rely on the expected cost-plus margin and adjusted market assessment approaches. We estimate stand-alone selling price for trust products based on historical information, including expected breakage in contracts with multiple performance obligations, and allocate the remainder of the transaction price to the sale of points-based VOIs due to the variability in observable historical prices for traditional VOI sales. We then recognize the revenue allocated to each performance obligation as the related performance obligation is satisfied. See Note 2: Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

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
Business Combinations
We account for our business combinations in accordance with the acquisition method of accounting. We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. For each acquisition, we recognize goodwill as the amount in which consideration transferred for the acquired entity exceeds the fair values of net assets. The fair value of net assets is the fair value assigned to the assets acquired reduced by the fair value assigned to liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income, cost and sales and market approaches, which also include certain valuation assumptions such as discount rates, and the amount and timing of future cash flows. We utilize independent valuation specialists under our supervision for certain of our assignments of fair value. When financial assets are acquired, we evaluate whether those acquired financial assets have experienced a more-than-insignificant deterioration in credit quality since origination. Financial assets that were acquired with evidence of such credit deterioration are referred to as purchased credit deteriorated (“PCD”) assets and reflect the acquirer’s assessment at the acquisition date. The evaluation of PCD assets is a qualitative assessment requiring management judgment. We record the net assets and results of operations of an acquired entity in our consolidated financial statements from the acquisition date through period-end. We expense acquisition-related expenses as incurred and include such expenses within Acquisition and integration-related expense on our consolidated statements of operations. See Note 2: Summary of Significant Accounting Policies and Note 3: Acquisitions in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
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
Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 0.5% increase to our projected default rates used in the allowance calculation would increase our allowance for financing receivables losses by approximately $18 million. See Note 2: Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
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

We use a prescribed more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return if there is uncertainty in income taxes recognized in the financial statements. Assumptions and estimates are used to determine the more-likely-than-not designation. Changes to these assumptions and estimates can lead to an additional income tax expense or benefit, which can materially change our consolidated financial statements.
Legal Contingencies
We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. An estimated loss from a loss contingency should be accrued by a charge to income if it is probable and the amount of the loss can be reasonably estimated. Significant judgment is required when we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially affect our consolidated financial statements. See Note 23: Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Interest Rate Risk
We are exposed to interest rate risk on our variable-rate debt, comprised of the term loans, Revolver and our Timeshare Facility, of which the Timeshare Facility is without recourse to us. The interest rates are based on one-month Secured Overnight Financing Rate (“SOFR”), and we are most vulnerable to changes in these rates. We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt.
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
The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of December 31, 2023, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2024	2025	2026	2027	2028	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	14.275%	$124	$130	$135	$133	$122	$340	$984	$918
Fixed-rate unsecuritized timeshare financing receivables	15.070%	154	157	170	185	202	1,009	1,877	1,371
Liabilities:(3)
Fixed-rate debt	4.718%	259	206	163	119	94	1,500	2,341	2,194
Variable-rate debt	7.641%	13	413	451	13	1,219	124	2,233	2,244
(1)Weighted-average interest rate as of December 31, 2023.
(2)Amount excludes unamortized deferred financing costs.
(3)Includes debt and non-recourse debt.

Foreign Currency Exchange Rate Risk
Though the majority of our operations are conducted in United States dollar (“U.S. dollar”), we are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from our timeshare financing receivables denominated in Japanese yen and Canadian dollars, the value of which could change materially in reference to our reporting currency, the U.S. dollar. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that an adverse change in exchange rates of 10% would be considered immaterial as of December 31, 2023.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to 2023 included all of our operations other than those of BRE Grand Islander Parent LLC which we acquired in 2023 as described in Note 3 to the consolidated financial statements. In accordance with the SEC’s published guidance, because we acquired these operations during the year, we excluded these operations from our efforts to comply with Section 404 with respect to 2023. The acquired operations of BRE Grand Islander Parent LLC constituted approximately 3.7% of total assets as of December 31, 2023 and 0.1% and 0.7% of revenues and income before income taxes, respectively, for the year then ended. The SEC’s published guidance specifies that the period in which management may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the Company’s internal control may not extend beyond one year from the date of acquisition.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.
Based on our assessment, management concluded that a material weakness existed in our internal control over financial reporting as of December 31, 2023 due to deficiencies arising out of ineffectively designed general information technology controls over user access for an IT application used to initiate revenue and inventory transactions. As a result, process-level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT application were also ineffective.
There were no identified material misstatements to our current year financial statements, no restatements of prior period financial statements and no changes in previously released financial results required as the result of these control deficiencies.
Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report expressing an adverse opinion on the Company’s internal control over financial reporting as of December 31, 2023. The report is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Hilton Grand Vacations Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hilton Grand Vacations Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an adverse opinion thereon.
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

Cost of Vacation Ownership Intervals Sales
Description of the Matter
For the year ended December 31, 2023, the Company’s cost of vacation ownership intervals (“VOI”) sales was $194 million. As discussed in Note 2 to the consolidated financial statements, the Company accounts for cost of VOI sales using the relative sales value method. Changes in estimates within the relative sales value calculations are recognized on a retrospective basis through corresponding adjustments to inventory and cost of sales in the period in which the estimates are revised.
Auditing management’s application of the relative sales value method for sales was complex and highly judgmental due to the significant estimation uncertainty in determining the significant assumptions required to apply the method, including future VOI sales prices, timing and volume of VOI sales, and provisions for financing receivables losses on financed sales of VOIs.

Cost of Vacation Ownership Intervals Sales (Continued)
How We Addressed the Matter in Our Audit
To test cost of VOI sales, we performed audit procedures that included, among others, assessing the methodologies used by management, evaluating the significant assumptions discussed above and testing the underlying data used by the Company within its analyses. We compared the significant assumptions used by management to historical trends and/or the Company’s future plans, as appropriate. We performed analytical procedures to evaluate individual timeshare project or individual collection cost of VOI sales rates. Given the uniqueness of the cost of VOI sales analysis to the real estate timeshare industry, we involved real estate subject matter resources on our team.

Allowance for Financing Receivables
Description of the Matter
At December 31, 2023, the Company’s allowance for financing receivables losses was $779 million. As discussed in Note 2 to the consolidated financial statements, the Company estimates the variable consideration to be received from financed VOI sales and recognizes revenue net of amounts deemed uncollectible as the VOI is returned to inventory upon customer default. Variable consideration which has not been included within the transaction price is presented as a reserve on the financing receivable. The Company uses a technique referred to as the static pool analysis as the basis for determining the default rates that are used to estimate variable consideration and the allowance for financing receivables losses. The static pool analysis uses default rate information accumulated from several years of historical loan data to estimate future expected defaults on the outstanding financing receivables. The reasonableness of the static pool analysis is evaluated by management in light of current and future economic and market conditions.
Auditing the allowance for financing receivables losses was challenging and required additional audit effort due to the high volume of data that is utilized in applying the static pool analysis. Additionally, the allowance for financing receivables losses is sensitive to changes in the estimated default rates given the size of the outstanding timeshare financing receivable balance as of year-end.

How We Addressed the Matter in Our Audit
To test the allowance for financing receivables, we performed audit procedures that included, among others, assessing the methodology discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We evaluated management’s assessment that historical data reflects current and future market conditions in estimating the allowance. We also compared data used in the static pool analyses to historical data from prior periods. We analytically compared current year default rates to prior year default rates. In addition, we recalculated the allowance for financing receivables for certain pools of loans.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2016.
Orlando, Florida
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Hilton Grand Vacations Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Hilton Grand Vacation Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Hilton Grand Vacations Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company had ineffectively designed general information technology controls over user access for an IT application used to initiate revenue and inventory transactions. As a result, process-level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT application were also ineffective.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BRE Grand Islander Parent LLC, which is included in the 2023 consolidated financial statements of the Company and constituted approximately 3.7% of total assets as of December 31, 2023 and 0.1% and 0.7% of revenues and income before taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BRE Grand Islander Parent LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 29, 2024, which expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Orlando, Florida
February 29, 2024

HILTON GRAND VACATIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$589	$223
Restricted cash	296	332
Accounts receivable, net	507	511
Timeshare financing receivables, net	2,113	1,767
Inventory	1,400	1,159
Property and equipment, net	758	798
Operating lease right-of-use assets, net	61	76
Investments in unconsolidated affiliates	71	72
Goodwill	1,418	1,416
Intangible assets, net	1,158	1,277
Other assets	314	373
TOTAL ASSETS (variable interest entities - $1,459 in 2023 and $948 in 2022)	$8,685	$8,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and other	$952	$1,007
Advanced deposits	179	150
Debt, net	3,049	2,651
Non-recourse debt, net	1,466	1,102
Operating lease liabilities	78	94
Deferred revenues	215	190
Deferred income tax liabilities	631	659
Total liabilities (variable interest entities - $1,472 in 2023 and $1,005 in 2022)	6,570	5,853
Commitments and contingencies - see Note 23
Stockholders' Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 105,961,160 shares issued and outstanding as of December 31, 2023, and 113,628,706 shares issued and outstanding as of December 31, 2022	1	1
Additional paid-in capital	1,504	1,582
Accumulated retained earnings	593	529
Accumulated other comprehensive income	17	39
Total stockholders' equity	2,115	2,151
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,685	$8,004
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues
Sales of VOIs, net	$1,416	$1,491	$883
Sales, marketing, brand and other fees	634	620	385
Financing	307	267	183
Resort and club management	569	534	340
Rental and ancillary services	666	626	342
Cost reimbursements	386	297	202
Total revenues	3,978	3,835	2,335
Expenses
Cost of VOI sales	194	274	213
Sales and marketing	1,281	1,146	653
Financing	99	103	65
Resort and club management	177	161	80
Rental and ancillary services	612	579	267
General and administrative	194	212	151
Acquisition and integration-related expense	68	67	106
Depreciation and amortization	213	244	126
License fee expense	138	124	80
Impairment expense	3	17	2
Cost reimbursements	386	297	202
Total operating expenses	3,365	3,224	1,945
Interest expense	(178)	(142)	(105)
Equity in earnings from unconsolidated affiliates	12	13	10
Other gain (loss), net	2	(1)	(26)
Income before income taxes	449	481	269
Income tax expense	(136)	(129)	(93)
Net income	$313	$352	$176
Earnings per share:
Basic	$2.84	$2.98	$1.77
Diluted	$2.80	$2.93	$1.75
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$313	$352	$176
Derivative instrument adjustments, net of tax	(16)	46	2
Foreign currency translation adjustments	(6)	(7)	(2)
Other comprehensive (loss) income, net of tax	(22)	39	—
Comprehensive income	$291	$391	$176
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net income	$313	$352	$176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213	244	126
Amortization of deferred financing costs, acquisition premiums and other	33	52	39
Provision for financing receivables losses	171	142	121
Impairment expense	3	17	2
Other (gain) loss, net	(2)	3	14
Share-based compensation	40	46	48
Deferred income tax (benefit) expense	(23)	(38)	58
Equity in earnings from unconsolidated affiliates	(12)	(13)	(10)
Return on investment in unconsolidated affiliates	16	—	2
Net changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	10	(177)	(124)
Timeshare financing receivables, net	(315)	(224)	(92)
Inventory	(64)	100	15
Purchases and development of real estate for future conversion to inventory	(39)	(8)	(33)
Other assets	(8)	(34)	48
Accounts payable, accrued expenses and other	(86)	294	(48)
Advanced deposits	29	37	(8)
Deferred revenues	33	(46)	(166)
Net cash provided by operating activities	312	747	168
Investing Activities
Acquisition of a business, net of cash and restricted cash acquired	(74)	—	(1,592)
Capital expenditures for property and equipment (excluding inventory)	(31)	(58)	(18)
Software capitalization costs	(44)	(39)	(21)
Investments in unconsolidated affiliates	(1)	—	—
Other	(8)	—	—
Net cash used in investing activities	(158)	(97)	(1,631)
Financing Activities
Proceeds from debt	758	40	2,950
Proceeds from non-recourse debt	868	769	264
Repayment of debt	(373)	(313)	(1,154)
Repayment of non-recourse debt	(694)	(990)	(359)
Payment of debt issuance costs	(7)	(13)	(70)
Repurchase and retirement of common stock	(368)	(272)	—
Payment of withholding taxes on vesting of restricted stock units	(14)	(8)	(6)
Proceeds from employee stock plan purchases	8	5	1
Proceeds from stock option exercises	9	2	13
Other	(4)	(2)	(3)
Net cash provided by (used in) financing activities	183	(782)	1,636
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(7)	(8)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	330	(140)	169
Cash, cash equivalents and restricted cash, beginning of period	555	695	526
Cash, cash equivalents and restricted cash, end of period	885	555	695
Less: Restricted cash	296	332	263
Cash and cash equivalents	$589	$223	$432
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	84	$1	$192	$181	$—	$374
Net income	—	—	—	176	—	176
Activity related to share-based compensation	2	—	56	—	—	56
Employee stock plan issuance	—	—	1	—	—	1
Foreign currency translation adjustments	—	—	—	—	(2)	(2)
Derivative instrument adjustments, net of tax	—	—	—	—	2	2
Shares issued for Diamond Acquisition	34	—	1,381	—	—	1,381
Balance as of December 31, 2021	120	$1	$1,630	$357	$—	$1,988
Net income	—	—	—	352	—	352
Activity related to share-based compensation	—	—	40	—	—	40
Employee stock plan issuance	—	—	4	—	—	4
Foreign currency translation adjustments	—	—	—	—	(7)	(7)
Derivative instrument adjustments, net of tax	—	—	—	—	46	46
Repurchase and retirement of common stock	(7)	—	(92)	(180)	—	(272)
Balance as of December 31, 2022	113	$1	$1,582	$529	$39	$2,151
Net income	—	—	—	313	—	313
Activity related to share-based compensation	1	—	35	—	—	35
Employee stock plan issuance	—	—	8	—	—	8
Foreign currency translation adjustments	—	—	—	—	(6)	(6)
Derivative instrument adjustments, net of tax	—	—	—	—	(16)	(16)
Repurchase and retirement of common stock	(8)	—	(121)	(249)	—	(370)
Balance as of December 31, 2023	106	$1	$1,504	$593	$17	$2,115
See notes to consolidated financial statements.

.HILTON GRAND VACATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
Our Business
We are a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brand. During 2021, we acquired Diamond Resorts and are in the process of rebranding Diamond properties and sales centers to the Hilton Grand Vacations brand and Hilton standards. On January 17, 2024 (the "Bluegreen Acquisition Date"), we completed the acquisition of Bluegreen Vacations Holding Corporation (the “Bluegreen Acquisition”). Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and timeshare plans; and managing our clubs and exchange programs.
As of December 31, 2023, we had over 150 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia.
Diamond Acquisition
On August 2, 2021, we completed the Diamond Acquisition by exchanging 100% of the outstanding equity interests of Diamond for shares of HGV common stock. Pre-existing HGV shareholders owned approximately 72% of the combined company immediately after giving effect to the Diamond Acquisition, with certain funds controlled by Apollo Global Management Inc. (“Apollo”) and other minority shareholders, which previously owned 100% of Diamond, holding the remaining approximately 28% at the time the Diamond Acquisition was completed. This Annual Report on Form 10-K includes Diamond’s results of operations beginning on August 2, 2021 (“Diamond Acquisition Date”). See Note 3: Acquisitions for additional information.
Bluegreen Acquisition
On January 17, 2024, we completed the Bluegreen Acquisition in an all-cash transaction, for total consideration of approximately $1.6 billion, inclusive of net debt assumed. The Bluegreen Acquisition is expected to broaden HGV’s offerings, customer reach and sales locations, creating a premier vacation ownership and experiences company. For the year ended December 31, 2023, we incurred $17 million of acquisition-related expenses attributable to the Bluegreen Acquisition which are included in our consolidated statement of operations under Acquisition and integration-related expense.
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
Contracts with Multiple Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. For arrangements that contain multiple goods or services, we determine whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement. When allocating the transaction price in the arrangement, we may not have observable standalone sales for all of the performance obligations in these contracts. In order to estimate the standalone selling prices for products, we primarily rely on the expected cost-plus margin and adjusted market assessment approaches. We then recognize the revenue allocated to each performance obligation as the related performance obligation is satisfied as discussed below.
•Sales of VOIs, net — Customers who purchase all vacation ownership products, whether paid in cash or financed, enter into multiple contracts, which we combine and account for as a single contract. Revenue from VOI sales is recognized at the point in time when control of the VOI is transferred to the customer which is when the customer has executed a binding sales contract, collectability is reasonably assured, the purchaser’s period to cancel for a refund has expired and the customer has the right to use the VOI. Revenue from sales of VOIs under construction is deferred until the point in time when construction activities are deemed to be completed, occupancy of the development is permissible, and the above criteria has been met. For financed sales, we estimate the variable consideration to be received under such contracts and recognize revenue net of amounts deemed uncollectible as the VOI is returned to inventory upon customer default. The variable consideration is estimated based on the expected value method, based on historical default rates, to the extent that it is probable that a significant reversal is not expected to occur. Variable consideration which has not been included within the transaction price is presented as a reserve on the financing receivable. See Note 7: Timeshare Financing Receivables for additional information regarding our estimate of variable consideration.
Vacation ownership product sales include revenue from the sale of VOIs, which in the case of the trust products, are represented by an annual or biennial allotment of points that can be utilized for vacations at resorts in our network for varying lengths of stay. Typical contracts include the sale of VOIs, certain sales incentives primarily in the form of additional points for use over a specified period of time (“Bonus Points”), and generally membership of Hilton Grand Vacations Club and Hilton Club exchange programs, Diamond points-based multi-resort timeshare clubs or HGV Max (collectively the "Clubs"), each of which represent a separate and distinct performance obligation for which consideration is allocated based on the estimated stand-alone selling price of the sales incentives and membership dues. We recognize revenue related to our VOIs when control of the points passes to the customer, which generally occurs after the expiration of the applicable statutory rescission period and after collectability is reasonably assured and the customer has the right to use the VOI.
Bonus Points are valid for a specified period of time (generally for a period between 18 and 30 months) and may be used for stays at properties within our resort network, or converted to use for hotel reservations within Hilton’s system and VOI interval exchanges with other third-party vacation ownership exchanges. At the time of the VOI sale, we estimate the fair value of sales incentives to be redeemed, including an adjustment for estimated breakage, to determine the standalone selling price of these incentives (“FDI”). We defer a portion of the total transaction price for the combined VOI contract as a liability for the FDI and recognize the corresponding revenue at the point in time when the customer receives the benefits of the FDI, which is upon the customer’s redemption of the Bonus Points. At that time, we also determine whether we are principal or agent for the redeemed good or service and recognize revenue on a gross or net basis accordingly.
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

As of December 31, 2023 and 2022, the ending asset balance for costs to obtain a contract was $11 million and $8 million, respectively, relating to deferred commission costs for certain vacation package sales and VOI sales of resorts under construction. For the year ended December 31, 2023, we recognized $7 million of expense related to costs deferred as of December 31, 2022. For the year ended December 31, 2022, we recognized $9 million of expense related to costs deferred as of December 31, 2021.
Other than the United States, there were no countries that individually represented more than 10% of total revenues for the years ended December 31, 2023, 2022 and 2021.
For the years ended December 31, 2023, 2022 and 2021, we did not earn more than 10% of our total revenue from one customer.
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
See Note 4: Revenue from Contracts with Customers for additional information.
Business Combinations
We account for our business combinations in accordance with the acquisition method of accounting. We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. For each acquisition, we recognize goodwill as the amount in which consideration transferred for the acquired entity exceeds the fair values of net assets. The fair value of net assets is the fair value assigned to the assets acquired reduced by the fair value assigned to liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income, cost and sales and market approaches, which also include certain valuation assumptions such as discount rates, and the amount and timing of future cash flows. We utilize independent valuation specialists under our supervision for certain of our assignments of fair value. We record the net assets and results of operations of an acquired entity in our consolidated financial statements from the acquisition date through period-end. We expense acquisition-related expenses as incurred and include such expenses within Acquisition and integration-related expense on our consolidated statements of operations. See Note 3: Acquisitions for additional information.
Acquired Financial Assets with Credit Deterioration
When financial assets are acquired, whether in connection with a business combination or an asset acquisition, we evaluate whether those acquired financial assets have experienced a more-than-insignificant deterioration in credit quality since origination. Financial assets that were acquired with evidence of such credit deterioration are referred to as purchased credit deteriorated (“PCD”) assets and reflect the acquirer’s assessment at the acquisition date. The evaluation of PCD assets is a qualitative assessment requiring management judgment. We consider indicators such as delinquency, FICO score deterioration, purchased credit impaired status from prior acquisition, certain account status codes which we believe are indicative of credit deterioration, foreign currency exchange risks, as well as certain loan activity such as modifications and downgrades. In addition, we consider the impact of current and forward-looking economic conditions relative to the conditions which would have existed at origination.
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

We acquired PCD assets as part of the Diamond Acquisition and the Grand Islander Acquisition which are referred to as “Legacy-Diamond” and “Legacy-Grand Islander”, respectively. -See Note 3: Acquisitions and Note 7: Timeshare Financing Receivables for additional information.
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
Timeshare Financing Receivables and Allowance for Financing Receivables Losses
Our timeshare financing receivables consist of loans that are secured by the underlying timeshare properties. We have two timeshare financing receivables portfolio segments: (i) originated and (ii) acquired. Our originated portfolio segment includes Legacy-HGV, Legacy-Diamond and Legacy-Grand Islander timeshare financing receivables originated after their respective acquisition dates, while our acquired portfolio segments includes all Legacy-Diamond and Legacy-Grand Islander timeshare financing receivables as of their respective acquisition dates. We evaluate each portfolio segment collectively, since we hold a large group of homogeneous timeshare financing receivables, which are individually immaterial. We monitor the credit quality of our receivables on an ongoing basis. There are no significant concentrations of collection risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for determining our financing receivables losses reserve requirements on our timeshare financing receivables. The static pool analysis includes several years of default data through which we stratify our portfolio using certain key dimensions such as FICO scores and equity percentage at the time of sale. For our originated portfolio, we record an estimate of variable consideration as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale; for our acquired portfolio, any changes to the estimates of our allowance are recorded within Financing expense on our consolidated statements of operations in the period in which the change occurs. The adequacy of the related allowance is determined by management through analysis of several factors, such as current and forward-looking economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. In addition, for our acquired portfolio segment we also develop an inventory recovery assumption to reflect the recovery value of VOIs from future potential defaults. Our estimate of inventory recovery is principally based upon the fair value of underlying VOIs and assumed default rates and is reflected as a reduction to the estimated gross allowance. Once a timeshare financing receivable within the acquired portfolio segment is charged-off, the loan's corresponding inventory recovery amount is reclassified from the allowance into inventory. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.
We determine our timeshare financing receivables to be past due based on the contractual terms of the individual mortgage loans. We recognize interest income on our timeshare financing receivables as earned. The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. We apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees; interest; principal; and late charges. Once a loan is 91 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. For the years ended December 31, 2023, 2022 and 2021, we reversed $73 million, $70 million and $28 million, respectively, of accrued interest income. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 91 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 121 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process is complete and we receive the deed for the foreclosed unit. See Note 7: Timeshare Financing Receivables for additional information.
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
Property and Equipment
Property and equipment are recorded at cost and include land, buildings and leasehold improvement and furniture and equipment at our corporate offices, sales centers and management offices. Additionally, certain property and equipment is held for future conversion into inventory. Construction in progress primarily relates to development activities. Costs that are capitalized related to development activities are classified as property and equipment until they are registered for sale. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. Other than the United States, there were no countries that individually represented over 10% of total property and equipment, net as of December 31, 2023 and 2022.
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
We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset’s carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset, we calculate the asset’s fair value. The impairment loss recognized is equal to the amount that the net book value is in excess of fair value. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset using discount and capitalization rates deemed reasonable for the type of asset, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers. Refer to Note 9: Property and Equipment for additional information.

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
During the year ended December 31, 2022, we concluded that the parcels of land and infrastructure which were previously classified as held for sale, no longer met the held for sale criteria. Thus, these assets were reclassified to property and equipment as a non-cash transfer. The assets were measured at fair value as of the transfer date as assets held for sale prior to reclassification, principally utilizing market approaches for the land parcels and the cost approach for infrastructure. For the year ended December 31, 2022, we recorded a reversal of impairment expense of $7 million corresponding with this reclassification. As of December 31, 2023 and 2022, we did not have assets held for sale. Refer to Note 9: Property and Equipment for additional information.
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
We monitor events or changes in circumstances that change the timing or amount of future lease payments which results in the remeasurement of a lease liability, with a corresponding adjustment to the ROU asset. ROU assets for operating and finance leases are periodically reviewed for impairment losses under ASC 360-10, Property, Plant, and Equipment, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. Refer to Note 17: Leases for additional information.
Goodwill
Goodwill acquired in business combinations is assigned to the reporting units expected to benefit from the combination as of the acquisition date. We do not amortize goodwill. We evaluate goodwill for potential impairment at least annually, on October 1, or more frequently if an event or other circumstance indicates that it is more-likely-than-not that we may not be able to recover the carrying amount (book value) of the net assets of the related reporting unit. The review is based on either a qualitative assessment or a two-step impairment test. When evaluating goodwill for impairment, we may perform the optional qualitative assessment by considering factors including macroeconomic conditions, industry and market conditions, overall financial performance of our reporting units, and other relevant entity-specific events. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We only recognize an impairment on goodwill if the estimated fair value of a reporting unit is less than its carrying value, in an amount not to exceed the carrying value of the reporting unit's goodwill. No goodwill impairment charges were recognized during the years ended December 31, 2023, 2022 and 2021 and there is no accumulated impairment of goodwill for any period presented in the consolidated financial statements. The changes in goodwill for the periods presented in the consolidated financial statements were limited to increases or decreases in goodwill resulted from the Diamond and Grand Islander acquisitions and any related measurement period adjustments. Refer to Note 3: Acquisitions for additional information.
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
We review all finite life intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of the carrying value over the fair value in our consolidated statements of operations. As of December 31, 2023 and 2022, we do not have any indefinite lived intangible assets. Refer to Note 12: Intangible Assets for additional information.
Deferred Financing Costs
Deferred financing costs, including legal fees and upfront lenders fees, related to the Company’s debt and non-recourse debt are deferred and amortized over the life of the respective debt using the effective interest method. The capitalized costs related to the Timeshare Facility and the Revolver are included in Other assets while the remaining capitalized costs related to all other debt instruments are included in Debt, net and Non-recourse debt, net in our consolidated balance sheets. The amortization of deferred financing costs is included in Interest expense in our consolidated statements of operations. Refer to Note 15: Debt & Non-recourse debt for additional information.
Costs Incurred to Sell VOIs and Vacation Packages
We expense indirect sales and marketing costs we incur to sell VOIs and vacation packages when incurred. Deferred selling expenses, which are direct selling costs related to a contract for which revenue has not yet been recognized, were $18 million as of both December 31, 2023 and 2022, and were included in Other assets on our consolidated balance sheets.
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

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Refer to Note 15: Debt and non-recourse debt and Note 16: Fair Value Measurements for additional information.
Currency Translation and Remeasurement
The United States dollar (“USD”) is our reporting currency and is the functional currency of the majority of our operations. For operations whose functional currency is not the USD, assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date, and the related gains and losses are reflected within Accumulated other comprehensive income in our consolidated balance sheets. Related income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to transactions denominated in a currency other than an entity’s functional currency or transactions related to intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized as gains or losses on foreign currency transactions. These gains or losses are included in Other gain (loss), net in our consolidated statements of operations.
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
The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Compensation expense is recognized ratably over the requisite service period and the corresponding change is recognized in Additional paid-in capital in our consolidated balance sheets. The requisite service period is the period during which an employee is required to provide service in exchange for an award. We recognize forfeitures of awards as they occur.
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
Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. When there is a year-to-date loss, potential common shares should not be included in the computation of diluted EPS; hence, diluted EPS would equal basic EPS in a period of loss.

Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary and bonus deferrals by participating employees. We recognized compensation expense for our participating employees totaling $23 million, $19 million and $5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Recently Issued Accounting Pronouncements
Adopted Accounting Standards
On January 1, 2023, we adopted Accounting Standards Update 2022-02 (“ASU 2022-02”), Financial Instruments— Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 provides, under Issue 2 - Vintage Disclosures, that an entity discloses current-period gross write-offs by year of origination for financing receivables and net investments in leases. For financing receivables, the vintage disclosure is to present the amortized cost basis by credit quality indicator and class of financing receivable for the year of origination. The vintage disclosures are to be applied prospectively. The impact of adoption of ASU 2022-02 was in disclosure only and did not have an impact on our consolidated financial statements. See Note 7: Timeshare Financing Receivables for additional information.
On January 1, 2023, we adopted Accounting Standards Update 2021-08 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 provides that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, the entity should account for the related revenue contracts in accordance with Topic 606 as if the entity had originated the contracts. The adoption of ASU 2021-08 did not have a material impact on our consolidated financial statements.
Accounting Standards Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 provides amendments to improve reportable segment disclosure requirements both on an interim and annual basis, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The impact of adoption of ASU 2023-07 is expected to impact disclosures only and not have a material impact on our consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 states that an entity must provide greater disaggregation of its effective tax rate reconciliation disclosure. The ASU also states that an entity must separately disclose net cash taxes paid between federal, state, and foreign jurisdictions. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The guidance is to be applied prospectively, although retrospective application is permitted. The impact of adoption of ASU 2023-09 is expected to impact disclosures only and not have a material impact on our consolidated financial statements or results.
NOTE 3: ACQUISITIONS
Diamond Acquisition
On August 2, 2021, we completed the Diamond Acquisition by exchanging 100% of the outstanding equity interests of Diamond to HGV common shares. Shareholders of Diamond received 0.32 shares of our common stock for each share of Diamond common stock. Following the closing of the Diamond Acquisition, pre-existing HGV shareholders owned approximately 72% of the combined company after giving effect to the Diamond Acquisition, with Apollo and other minority shareholders holding the remaining approximately 28% at the time the Diamond Acquisition was completed.
Additionally, in connection with the Diamond Acquisition, HGV repaid certain existing indebtedness of Diamond. Costs related to the acquisition for the years ended December 31, 2023, 2022 and 2021 were $51 million, $67 million, and $106 million, respectively, which were expensed as incurred, and reflected as Acquisition and integration-related expense in our consolidated statements of operations.

The following table presents the fair value of each class of consideration transferred in relation to the Diamond Acquisition at the Diamond Acquisition Date:

($ in millions, except stock price amounts)
HGV common stock shares issued for outstanding Diamond shares	33.93
HGV common stock price as of Diamond Acquisition Date(1)	40.71
Stock purchase price	$1,381

Repayment of Legacy-Diamond debt	$2,029

Total consideration transferred	$3,410
(1)Represents the average of the opening and closing price of HGV stock on August 2, 2021.
Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the Diamond Acquisition as a business combination, which required us to record the assets acquired and liabilities assumed at fair value as of the Diamond Acquisition Date. The following table presents the fair values of the assets that we acquired and the liabilities that we assumed, as finalized:

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
Our estimates and assumptions were subject to adjustments during the measurement period, not to exceed one year from the Diamond Acquisition Date. During the year ended December 31, 2022, we recognized a net adjustment to goodwill of $39 million, net of impacts of tax adjustments. The adjustments resulted from changes to our estimates of the fair value of the acquired assets and assumed liabilities based on finalizing the valuations of acquired property and equipment, accounts receivable, operating lease right-of-use asset and related lease liabilities, capitalized software and insurance receivables given the ultimate determination of proceeds related to preacquisition business interruption insurance claims as well as deferred income tax liabilities.

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
Acquired timeshare financing receivables with credit deterioration as of the Diamond Acquisition Date were as follows:

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
Operating Lease Right-of-Use-Assets and Lease Liabilities
We have recorded liabilities for those operating leases assumed in connection with the Diamond Acquisition with a remaining term in excess of a year. We valued lease liabilities at the present value of the remaining contractual lease payments based on the guidance in ASC 842 and used a discount rate determined as of the Diamond Acquisition Date. The right-of-use assets for such leases were measured at an amount equal to the lease liabilities, adjusted for favorable or unfavorable terms of the lease when compared with market terms.
Goodwill
We have allocated the acquired goodwill to our segments, Real Estate Sales and Financing and Resort Operations and Club Management, as indicated in the table below.

	Real Estate Sales and Financing Segment	Resort Operations and Club Management Segment	Total Consolidated
Goodwill	$1,048	$368	$1,416
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of HGV and Diamond as if we had completed the Diamond Acquisition on January 1, 2020, the first day of our 2020 fiscal year, but using our fair values of assets acquired and liabilities assumed as of the Diamond Acquisition Date. These unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Diamond Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

Year Ended December 31,
($ in millions)	2021
Revenue	$3,068
Net income (loss)	337

Diamond Results of Operations
The following table presents the results of Diamond operations included in our statement of operations for the period from the Diamond Acquisition Date through the end of 2021:

($ in millions)	August 2, 2021 to December 31, 2021
Revenue	$633
Net income	92
Grand Islander Acquisition
On December 1, 2023 (“Grand Islander Acquisition Date”), the Company completed the acquisition of BRE Grand Islander Parent LLC (“Grand Islander”), by exchanging 100% of the outstanding equity interests of Grand Islander for approximately $117 million (the “Grand Islander Acquisition”). Prior to the acquisition, we managed the resort property in Hawaii owned by Grand Islander. The acquisition expands our product offerings and provides existing members upgrade opportunities to locations outside of the prior Fee-for-service arrangement. The purchase price of $117 million included 110 million in cash consideration, $4 million of non-cash consideration attributable to the effective settlement of a pre-existing relationship based on the contract value, and the remaining $3 million was accrued for within Accounts payable, accrued expenses and other as of December 31, 2023.
The preliminary fair values of the assets acquired includes $8 million of cash and cash equivalents, $28 million of restricted cash, $5 million of accounts receivable, $52 million of securitized timeshare financing receivables, net, $199 million of unsecuritized timeshare financing receivables, net, $18 million of inventory, and $2 million of other assets. Of the unsecuritized timeshare financing receivables acquired, $127 million is used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Grand Islander Timeshare Facility”). The preliminary fair values of the liabilities assumed consist of $193 million of non-recourse debt and $4 million of other liabilities.
The estimated fair values of the assets acquired, and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. We preliminarily estimated the fair value of the timeshare financing receivables and inventory using a discounted cash flow model, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivable and the sell-out period of the inventory, respectively. For non-recourse debt we estimated the fair value using recent recent trades of the debt, using adjustments to recent trades of similar debt or the settlement amounts for debt that was repaid in close proximity to the Grand Islander Acquisition Date.
Timeshare Financing Receivables
The timeshare financing receivables acquired are considered purchased credit deteriorated assets. The following table presents the acquired assets with credit deterioration as of the Grand Islander Acquisition Date:

($ in millions)	As of December 1, 2023
Purchase price	$251
Allowance for credit losses	30
Premium attributable to other factors	(6)
Par value	$275
Goodwill of $2 million is calculated as total consideration transferred less net assets acquired. Such amount of goodwill is de minimis to our reporting units or to our reportable segments as of December 31, 2023. The majority of goodwill is expected to be deductible for tax purposes. All amounts recorded, including those based on estimates and assumptions, are subject to change during the measurement period, not to exceed one year from the Grand Islander Acquisition Date, as defined by Topic 805. Acquisition and integration-related expense related to this transaction were de minimis for the year ended December 31, 2023.

NOTE 4: REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables show our disaggregated revenues by product and segment from contracts with customers. We operate our business in the following two segments: (i) Real estate sales and financing and (ii) Resort operations and club management. See Note 22: Business Segments for more information related to our segments.

($ in millions)	Year Ended December 31,
Real Estate Sales and Financing Segment	2023	2022	2021
Sales of VOIs, net	$1,416	$1,491	$883
Sales, marketing, brand and other fees	634	620	385
Interest income	273	235	157
Other financing revenue	34	32	26
Real estate sales and financing segment revenues	$2,357	$2,378	$1,451

($ in millions)	Year Ended December 31,
Resort Operations and Club Management Segment	2023	2022	2021
Club management	$240	$227	$168
Resort management	329	307	172
Rental(1)	623	586	315
Ancillary services	43	40	27
Resort operations and club management segment revenues	$1,235	$1,160	$682
(1)Excludes intersegment eliminations. See Note 22: Business Segments for additional information.
Receivables from Contracts with Customers, Contract Liabilities, and Contract Assets
Our accounts receivable that relates to our contracts with customers includes amounts associated with our contractual right to consideration for completed performance obligations and are settled when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time. Our timeshare financing receivables consist of loans related to our financing of VOI sales that are secured by the underlying timeshare properties. See Note 7: Timeshare financing receivables for additional information.
The following table provides information on our contracts with customers which are included in Accounts Receivable, net and Timeshare financing receivables, net, respectively, on our consolidated balance sheets:

($ in millions)	December 31,
Receivables from contracts with customers:	2023	2022
Accounts receivable, net	$343	$322
Timeshare financing receivables, net	2,113	1,767
Total	$2,456	$2,089
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

The following table presents the composition of our contract liabilities:

($ in millions)	December 31,
Contract liabilities:	2023	2022
Advanced deposits	$179	$150
Deferred sales of VOIs of projects under construction	39	3
Club activation fees and annual dues	97	76
Bonus Point incentive liability(1)	83	106
Deferred maintenance fees	12	14
Other deferred revenue	38	42
(1)This balance includes $54 million and $51 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our consolidated balance sheets as of December 31, 2023, and 2022, respectively. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the year ended December 31, 2023, that was included in the contract liabilities balance at December 31, 2022 was approximately $173 million. Revenue earned for the year ended December 31, 2022, that was included in the contract liabilities balance at December 31, 2021 was approximately $173 million.
Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. As of December 31, 2023 and 2022, contract assets were $13 million and $9 million, respectively.
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
Deferred VOI sales include the deferred revenues associated with the sales associated with incomplete phases or buildings; the sales of unacquired inventory; and deferred sales associated with our long-term lease product with a reversionary interest. The following table presents the deferred revenue, deferred cost of VOI sales and deferred direct selling costs from sales of VOIs related to projects under construction:

	December 31,
($ in millions)	2023	2022
Sales of VOIs, net	$39	$3
Cost of VOI sales	10	1
Sales and marketing expense	6	1
During the year ended December 31, 2023, we recognized $4 million of sales of VOIs, net, offset by deferrals of $39 million, related to sales of projects under construction, some of which were completed during the year. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of December 31, 2023, upon their completion in 2024.
The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Bonus Points as of December 31, 2023:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$179	18 months	Upon customer stays
Club activation fees	66	7 years	Straight-line basis over average inventory holding period
Bonus Points incentive liability	83	18 - 30 months	Upon redemption

NOTE 5: RESTRICTED CASH
Restricted cash was as follows:

	December 31,
($ in millions)	2023	2022
Escrow deposits on VOI sales	$199	$241
Reserves related to non-recourse debt(1)	48	50
Other(2)	49	41
Total	$296	$332
(1)See Note 15: Debt & Non-recourse Debt for additional information.
(2)Other restricted cash primarily includes cash collected on behalf of HOAs, deposits related to servicer arrangements and other deposits.
NOTE 6: ACCOUNTS RECEIVABLE
Accounts receivable within the scope of ASC 326 are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

	December 31,
($ in millions)	2023	2022
Fee-for-service commissions	$57	$91
Real estate and financing	87	71
Resort and club operations	199	167
Tax receivables	97	84
Insurance claims receivable	54	81
Other receivables	13	17
Total	$507	$511
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates.
We have various allowances for our accounts receivable related to fee-for-service commissions, trade accounts receivable, marketing packages, club dues and activation fees. The changes in our allowance were as follows during the year ended December 31, 2023:

($ in millions)	Fee-for-service commissions	Real estate and financing	Resort and club operations	Total
Balance as of December 31, 2022	$16	$24	$12	$52
Current period provision for expected credit losses	14	13	16	43
Write-offs charged against the allowance	(7)	(3)	(25)	(35)
Balance at December 31, 2023	$23	$34	$3	$60
NOTE 7: TIMESHARE FINANCING RECEIVABLES
We define our timeshare financing receivables portfolio segments as (i) originated and (ii) acquired. Our originated portfolio represents timeshare financing receivables that existed both prior to and following the Diamond Acquisition and the Grand Islander Acquisition date, excluding Legacy-Diamond and Legacy-Grand Islander (“Legacy-HGV”) and timeshare financing receivables originated by Legacy-Diamond and Legacy-Grand Islander subsequent to the respective acquisition dates. Our acquired portfolio includes all timeshare financing receivables acquired from Legacy-Diamond and Legacy-Grand Islander as of the respective acquisition dates.

The following table presents the components of each portfolio segment by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Securitized	$770	$788	$214	$262
Unsecuritized(1)	1,326	971	551	447
Timeshare financing receivables, gross	$2,096	$1,759	$765	$709
Unamortized non-credit acquisition premium(2)	—	—	32	41
Less: allowance for financing receivables losses	(500)	(404)	(279)	(338)
Timeshare financing receivables, net	$1,596	$1,355	$518	$412
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
(2)Non-credit premium of $97 million was recognized at the Diamond Acquisition Date, of which $26 million and $41 million remains unamortized as of December 31, 2023 and 2022, respectively. Non-credit premium of $6 million was recognized at the Grand Islander Acquisition Date which remains unamortized as of December 31, 2023.
In August 2023, we completed a securitization of approximately $293 million of gross timeshare financing receivables and issued approximately $187 million of 5.72% notes, $79 million of 6.11% notes, and $27 million of 6.94% notes due January 2038. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the notes from the transaction are presented as non-recourse debt. The proceeds were used to pay down in part some of the existing debt and for other general corporate purposes. See Note 10: Consolidated Variable Interest Entities and Note 15: Debt and Non-recourse Debt for additional information.
As of December 31, 2023 and 2022, we had timeshare financing receivables with a carrying value of $415 million and $105 million, respectively, securing the Timeshare Facility. In connection with the acquisition of Grand Islander, we also gained access to an additional timeshare facility. The Grand Islander Timeshare Facility is secured by Legacy-Grand Islander acquired timeshare financing receivables with a carrying value of $127 million as of December 31, 2023.
For our originated portfolio, we record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. During the years ended December 31, 2023, and 2022, we recorded an adjustment to our estimate of variable consideration of $171 million and $140 million, respectively. For our acquired portfolio, any changes to the estimates of our allowance are recorded within Financing expense on our consolidated statements of operations in the period in which the change occurs.
We recognize interest income on our timeshare financing receivables as earned. As of December 31, 2023 and 2022, we had interest receivable outstanding of $17 million and $13 million, respectively, on our originated timeshare financing receivables. As of both December 31, 2023 and 2022, we had interest receivable outstanding of $4 million on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of December 31, 2023, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 14.9%, a weighted-average remaining term of 8.3 years and maturities through 2038. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 14.7%, a weighted-average remaining term of 6.9 and maturities through 2038.
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

Our acquired timeshare financing receivables as of December 31, 2023, mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2024	$36	$55	$91
2025	38	58	96
2026	37	64	101
2027	35	68	103
2028	28	71	99
Thereafter	40	235	275
Total	$214	$551	$765
Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of December 31, 2023, mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2024	$88	$99	$187
2025	92	99	191
2026	98	106	204
2027	98	117	215
2028	94	131	225
Thereafter	300	774	1,074
Total	$770	$1,326	$2,096

Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2020	$211	$—
Initial allowance for PCD financing receivables acquired during the period(1)	—	512
Provision for financing receivables losses(2)	121	—
Write-offs	(79)	(11)
Inventory recoveries	—	8
Upgrades(3)	27	(27)
Balance as of December 31, 2021	$280	$482
Provision for financing receivables losses(2)	140	—
Write-offs	(70)	(119)
Inventory recoveries	—	29
Upgrades(3)	54	(54)
Balance as of December 31, 2022	$404	$338
Initial allowance for PCD financing receivables acquired during the period(4)	—	30
Provision for financing receivables losses(2)	171	—
Provision for credit loss expense(5)	—	(1)
Write-offs	(73)	(116)
Inventory recoveries	—	26
Upgrades(3)	(2)	2
Balance as of December 31, 2023	$500	$279
(1) The initial gross allowance determined for receivables with credit deterioration was $512 million as of the Diamond Acquisition Date. Of this amount, approximately $249 million relates to net uncollectible balances such as loans that were fully written-off prior to the Diamond Acquisition. Therefore, the net impact to the allowance related to acquired loans not previously written off was an increase of $263 million.
(2) Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded securitized timeshare financing receivables.
(3) Represents the initial change in allowance resulting from upgrades of Acquired loans. Upgraded Acquired loans and their related allowance are included in the Originated portfolio segment.
(4) The initial gross allowance determined for receivables with credit deterioration was $30 million as of the Grand Islander Acquisition Date.
(5) Includes incremental provision for credit loss expense from Acquired loans.
Credit Quality of Timeshare Financing Receivables
Legacy-HGV Timeshare Financing Receivables
Our gross balances by average FICO score of our Legacy-HGV timeshare financing receivables were as follows:

	Legacy-HGV Timeshare Financing Receivables
($ in millions)	December 31, 2023	December 31, 2022
FICO score
700+	$882	$763
600-699	311	270
<600	39	37
No score(1)	196	174
Total	$1,428	$1,244
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our gross Legacy-HGV timeshare financing receivables by the origination year and average FICO score as of December 31, 2023:

($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$389	$210	$93	$34	$61	$95	$882
600-699	125	78	35	12	22	39	311
<600	13	11	5	2	3	5	39
No score(1)	77	40	20	13	19	27	196
Total	$604	$339	$153	$61	$105	$166	$1,428

Current period gross write-offs	$—	$8	$12	$6	$9	$18	$53
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of December 31, 2023 and 2022, we had ceased accruing interest on timeshare financing receivables with an aggregate principal balance of $101 million and $76 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	Legacy-HGV Timeshare Financing Receivables
	December 31, 2023
($ in millions)	Securitized	Unsecuritized	Total
Current	$577	$723	$1,300
31 - 90 days past due	11	16	27
91 - 120 days past due	4	4	8
121 days and greater past due	2	91	93
Total	$594	$834	$1,428

	Legacy-HGV Timeshare Financing Receivables
	December 31, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$631	$520	$1,151
31 - 90 days past due	9	8	17
91 - 120 days past due	3	2	5
121 days and greater past due	4	67	71
Total	$647	$597	$1,244
Legacy-Diamond Timeshare Financing Receivables
Our gross balances by average FICO score of our Legacy-Diamond acquired and originated timeshare financing receivables were as follows:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	December 31, 2023	December 31, 2022
FICO score
700+	$256	$373
600-699	189	265
<600	42	55
No score(1)	12	16
Total	$499	$709
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	December 31, 2023	December 31, 2022
FICO score
700+	$403	$321
600-699	220	163
<600	31	26
No score(1)	8	5
Total	$662	$515
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following tables details our gross Legacy-Diamond acquired and originated timeshare financing receivables by the origination year and average FICO score as of December 31, 2023:

	Legacy-Diamond Acquired Timeshare Financing Receivables
($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$—	$—	$46	$56	$66	$88	$256
600-699	—	—	33	37	47	72	189
<600	—	—	8	9	8	17	42
No score(1)	—	—	1	3	1	7	12
Total	$—	$—	$88	$105	$122	$184	$499

Current period gross write-offs	$—	$—	$14	$23	$35	$44	$116
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Diamond Originated Timeshare Financing Receivables
($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$196	$156	$51	$—	$—	$—	$403
600-699	98	92	30	—	—	—	220
<600	13	13	5	—	—	—	31
No score(1)	5	2	1	—	—	—	8
Total	$312	$263	$87	$—	$—	$—	$662

Current period gross write-offs	$—	$10	$10	$—	$—	$—	$20
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of December 31, 2023 and 2022, we had ceased accruing interest on Legacy-Diamond timeshare financing receivables with an aggregate principal balance of $373 million and $377 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-Diamond Timeshare Financing Receivables
	December 31, 2023
($ in millions)	Securitized	Unsecuritized	Total
Current	$294	$457	$751
31 - 90 days past due	14	23	37
91 - 120 days past due	5	9	14
121 days and greater past due	6	353	359
Total	$319	$842	$1,161

	Legacy-Diamond Timeshare Financing Receivables
	December 31, 2022
($ in millions)	Securitized	Unsecuritized	Total
Current	$373	$442	$815
31 - 90 days past due	13	19	32
91 - 120 days past due	4	8	12
121 days and greater past due	13	352	365
Total	$403	$821	$1,224
Legacy-Grand Islander Timeshare Financing Receivables
Our gross balances by average FICO score of our Legacy-Grand Islander acquired and originated timeshare financing receivables were as follows:

Legacy-Grand Islander Acquired Timeshare Financing Receivables
($ in millions)	December 31, 2023
FICO score
700+	$66
600-699	20
<600	—
No score(1)	180
Total	$266
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

Legacy-Grand Islander Originated Timeshare Financing Receivables
($ in millions)	December 31, 2023
FICO score
700+	$3
600-699	—
<600	—
No score(1)	3
Total	$6
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following tables details our gross Legacy-Grand Islander acquired and originated timeshare financing receivables by the origination year and average FICO score as of December 31, 2023:

	Legacy-Grand Islander Acquired Timeshare Financing Receivables
($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$28	$16	$5	$2	$7	$8	$66
600-699	9	4	1	1	2	3	20
<600	—	—	—	—	—	—	—
No score(1)	39	29	18	20	34	40	180
Total	$76	$49	$24	$23	$43	$51	$266

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Legacy-Grand Islander Originated Timeshare Financing Receivables
($ in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO score
700+	$3	$—	$—	$—	$—	$—	$3
600-699	—	—	—	—	—	—	—
<600	—	—	—	—	—	—	—
No score(1)	3	—	—	—	—	—	3
Total	$6	$—	$—	$—	$—	$—	$6

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of December 31, 2023, we had ceased accruing interest on Legacy-Grand Islander timeshare financing receivables with an aggregate principal balance of $14 million. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Legacy-Grand Islander Timeshare Financing Receivables
	December 31, 2023
($ in millions)	Securitized	Unsecuritized	Total
Current	$71	$183	$254
31 - 90 days past due	1	3	4
91 - 120 days past due	—	1	1
121 days and greater past due	—	13	13
Total	$72	$200	$272
NOTE 8: INVENTORY
Inventory was comprised of the following:

	December 31,
($ in millions)	2023	2022
Completed unsold VOIs	$1,259	$1,096
Construction in process	140	62
Land, infrastructure and other	1	1
Total	$1,400	$1,159
During the year ended December 31, 2023, we acquired inventory associated with a property in New York for $136 million from a third-party developer. Under the purchase agreement, there are no further inventory commitments related to this property.
For the year ended December 31, 2023, we recorded non-cash operating activity transfers of $92 million related to the registrations for timeshare units under construction from Property and equipment, net to Inventory, pertaining to two of our properties in Hawaii. As VOI inventory is constructed it is recorded into Property and equipment, net until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred into completed unsold VOIs inventory. See Note 24: Supplemental Disclosures of Cash Flow Information for information regarding non-cash transfers.
The table below presents costs of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Cost of sales true-up(1)	$61	$23	$(2)
(1)For the years ended December 31, 2023, and December 31, 2022, the costs of sales true-up decreased costs of VOI sales and increased inventory. For the year ended December 31, 2021, the costs of sales true-up increased costs of VOI sales and decreased inventory.

NOTE 9: PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following:

	December 31,
($ in millions)	2023	2022
Land	$232	$235
Building and leasehold improvements	415	403
Furniture and equipment	113	78
Construction in progress	221	251
	981	967
Accumulated depreciation	(223)	(169)
Total	$758	$798
Depreciation expense on property and equipment was $51 million, $52 million, and $36 million for the years ended December 31, 2023, 2022 and 2021 respectively.
During the year ended December 31, 2023, we recorded a non-cash operating activity transfer of $20 million to Property and equipment, net, related to the purchase of units in South Carolina.
For the year ended December 31, 2022, we recorded a reversal of impairment expense of $7 million, corresponding with the asset reclassification and an impairment charge of $4 million, for retirement of certain assets.
See Note 24: Supplemental Disclosures of Cash Flow Information for information regarding non-cash transfers.
NOTE 10: CONSOLIDATED VARIABLE INTEREST ENTITIES
As of December 31, 2023, we consolidated 11 VIEs. The activities of these entities are limited to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
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
As part of the Grand Islander Acquisition, we acquired the variable interests in the entities associated with Grand Islander’s outstanding timeshare financing receivables securitization transactions. They have been aggregated for disclosure purposes as they are similar in nature to our previously established VIEs. We also assumed a timeshare facility that has an outstanding balance of $124 million as of December 31, 2023 and is considered a VIE. See Note 15: Debt and Non-recourse debt for additional information.
Our consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	December 31,
($ in millions)	2023	2022
Restricted cash	$48	$48
Timeshare financing receivables, net	1,395	883
Non-recourse debt, net	1,466	1,003
NOTE 11: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of December 31, 2023, we had ownership interests in BRE Ace LLC and 1776 Holdings LLC, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holdings LLC because we are not the primary beneficiary. For both VIEs, our investment interests are included in the consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the consolidated statements of operations as Equity in earnings from unconsolidated affiliates.
During the year ended December 31, 2023, we received a cash distribution of approximately $16 million from our investment in BRE Ace LLC.

Our two unconsolidated affiliates have aggregated debt balances of $427 million and $393 million as of December 31, 2023 and 2022, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totaled $71 million and $72 million as of December 31, 2023 and 2022, respectively and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 21: Related Party Transactions for additional information.
NOTE 12: INTANGIBLE ASSETS
Intangible assets and related amortization expense were as follows:

	December 31, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(18)	$—
Management contracts	1,340	(347)	993
Club member relationships	139	(57)	82
Capitalized software	207	(124)	83
Total	$1,704	$(546)	$1,158

	December 31, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(17)	$1
Management contracts	1,340	(230)	1,110
Club member relationships	139	(37)	102
Capitalized software	163	(99)	64
Total	$1,660	$(383)	$1,277
Amortization expense on intangible assets was $163 million, $192 million, and $90 million for the years ended December 31, 2023, 2022 and 2021, respectively. Trade name has been fully amortized as of December 31, 2023. As of December 31, 2023, the weighted average life on management agreements was 34.6 years, club member relationships was 14.4 years, and capitalized software was 3.0 years. During the year ended December 31, 2022, we recognized $3 million of intangible impairment charges. No intangible impairment charges were recognized during the years ended December 31, 2023, and 2021.
As of December 31, 2023, our future amortization expense for our amortizing intangible assets is estimated to be as follows:

($ in millions)	Future Amortization Expense
2024	$162
2025	138
2026	114
2027	88
2028	78
Thereafter	578
Total	$1,158

NOTE 13: OTHER ASSETS
Other assets were as follows:

	December 31,
($ in millions)	2023	2022
Inventory deposits	$1	$9
Deferred selling, marketing, general and administrative expenses	20	18
Prepaid expenses(1)	89	117
Cloud computing arrangements	19	15
Interest receivable	21	17
Deferred income tax assets	9	8
Interest rate swap	42	63
Other	113	126
Total	$314	$373
(1) Net of $11 million impairment recognized during the year ended December 31, 2022 due to certain expenses deemed unrecoverable.
NOTE 14: ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER
Accounts payable, accrued expenses and other were as follows:

	December 31,
($ in millions)	2023	2022
Accrued employee compensation and benefits	$122	$139
Accounts payable	144	83
Bonus point incentive liability	54	51
Due to Hilton	48	54
Income taxes payable	11	34
Sales and other taxes payable	150	145
Accrued legal settlements	123	124
Other accrued expenses(1)	300	377
Total	$952	$1,007
(1)Other accrued expenses includes interest payable, amounts due to HOAs and various accrued liabilities.

NOTE 15: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

	December 31,
($ in millions)	2023	2022
Debt(1)
Senior secured credit facility
Term loan with a rate of 8.213%, due 2028	$1,271	$1,284
Revolver with a rate of 7.360%, due 2026	438	40
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Other debt	33	29
Total debt, gross	3,092	2,703
Less: unamortized deferred financing costs and discounts(2)(3)	(43)	(52)
Total debt, net	$3,049	$2,651
(1)As of December 31, 2023 and 2022, weighted-average interest rates were 6.649% and 6.143%, respectively.
(2)Amount includes unamortized deferred financing costs related to our term loan and senior notes of $21 million and $17 million, respectively, as of December 31, 2023 and $26 million and $19 million, respectively, as of December 31, 2022. This amount also includes unamortized original issuance discounts of $5 million and $7 million as of December 31, 2023, and 2022, respectively.
(3)Amount does not include unamortized deferred financing costs of $3 million and $4 million as of December 31, 2023, and 2022, respectively, related to our revolving facility which are included in Other assets in our consolidated balance sheets.
Senior Secured Credit Facilities
During the year ended December 31, 2023, we repaid $323 million under the senior secured credit facilities. As of December 31, 2023, we had $9 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of December 31, 2023. As of December 31, 2023, we have $553 million remaining borrowing capacity under the revolver facility.
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
On October 6, 2023, we amended our Term loan under the Senior secured credit facility. Under the amendment, the new interest rate is SOFR plus a spread adjustment of 0.11% plus 2.75%, down from SOFR plus a spread adjustment of 0.11% plus 3.00%. Additionally, the interest rate floor for the Term loan was lowered from 0.50% to 0.00%. During the year ended December 31, 2023, we expensed approximately $2 million in debt issuance costs in connection with the amendment.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the remaining available SOFR based senior secured credit facility. During the second quarter of 2023, we amended our interest rate swap contracts to transition from one-month LIBOR to one-month SOFR as the floating interest rate. The notional amount of the amended contracts was $550 million.
As of December 31, 2023, these interest rate swaps convert the SOFR-based variable rate on our Term Loan to average fixed rates of 1.55% per annum with maturities between 2026 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of December 31, 2023, the aggregate notional values of the interest rate swaps under our Term Loan was $550 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our consolidated balance sheets. As of December 31, 2023 and 2022, the estimated fair value of our cash flow hedges was $42 million and $63 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. We classify cash inflows and outflows from derivatives that hedge interest rate risk within operating activities in the Consolidated Statements of Cash Flows.

The following table reflects the activity, net of tax, in Accumulated other comprehensive income related to our derivative instruments during the year ended December 31, 2023:

Net unrealized gain on derivative instruments
Balance as of December 31, 2022	$48
Other comprehensive income before reclassifications, net	3
Reclassifications to net income	(19)
Balance as of December 31, 2023	$32
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of December 31, 2023.
Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

	December 31,
($ in millions)	2023	2022
Non-recourse debt(1)
Timeshare Facility with an average rate of 6.420%, due 2025(3)	$400	$98
Grand Islander Timeshare Facility with an average rate of 6.716%, due 2029	124	—
HGV Securitized Debt with a weighted average rate of 2.711%, due 2028	—	42
HGV Securitized Debt with a weighted average rate of 3.602%, due 2032	66	98
HGV Securitized Debt with a weighted average rate of 2.431%, due 2033	70	101
HGV Securitized Debt with a weighted average rate of 4.304%, due 2034	118	168
HGV Securitized Debt with a weighted average rate of 4.826%, due 2037	188	251
HGV Securitized Debt with a weighted average rate of 5.937%, due 2038	264	—
HGV Securitized Debt with a weighted average rate of 3.658%, due 2039	95	134
Grand Islander Securitized Debt with a weighted average rate of 2.965%, due 2029	15	—
Grand Islander Securitized Debt with a weighted average rate of 3.316%, due 2033	55	—
Diamond Resorts Owner Trust 2019 with a weighted average rate of 3.255%, due 2032	—	87
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2033	87	134
Total non-recourse debt, gross	1,482	1,113
Less: unamortized deferred financing costs and discounts(2)	(16)	(11)
Total non-recourse debt, net	$1,466	$1,102
(1)As of December 31, 2023, and 2022, weighted-average interest rates were 5.095% and 3.539%, respectively.
(2)Amount includes unamortized deferred financing costs of $12 million related to securitized debt only and does not include unamortized deferred financing costs of $2 million and $4 million as of December 31, 2023, and 2022, respectively, relating to the Timeshare Facility included in Other Assets in our consolidated balance sheets. Amount also includes unamortized discount of $4 million related to the Grand Islander securitized debt recognized at the Grand Islander Acquisition Date.
(3)The revolving commitment period of the Timeshare Facility terminates in May 2024; however the repayment maturity date extends 12 months beyond the commitment termination date to May 2025.
The Timeshare Facilities are non-recourse obligations payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of December 31, 2023, the Timeshare Facility and the Grand Islander Timeshare Facility have a remaining borrowing capacity of $350 million and $1 million, respectively.
In August 2023, we completed a securitization of approximately $293 million of gross timeshare financing receivables and issued approximately $187 million of 5.72% notes, $79 million of 6.11% notes, and $27 million of 6.94% notes due January 2038. The securitized debt is backed by pledged assets, consisting primarily of a pool of timeshare financing receivables secured by first mortgages, deeds of trust, membership interests or timeshare interests (other than a fee simple interest in real estate) and initially by a $49 million cash deposit. The securitized debt is a non-recourse obligation and is payable solely from the pool of timeshare financing receivables pledged as collateral to the debt. The proceeds were used to pay down in part some of the existing debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $5 million in debt issuance costs.
During the year ended December 31, 2023, we repaid $273 million on the Timeshare Facility, and $421 million on Securitized Debt.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $48 million and $50 million as of December 31, 2023 and 2022, respectively, and were included in Restricted Cash in our consolidated balance sheets.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of December 31, 2023, were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2024	$17	$255	$272
2025	17	602	619
2026	453	161	614
2027	13	119	132
2028	1,228	85	1,313
Thereafter	1,364	260	1,624
Total	$3,092	$1,482	$4,574
NOTE 16: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities, which are required for disclosure, were as follows:

	December 31, 2023
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$2,113	$—	$2,289
Liabilities:
Debt, net(2)	3,049	2,496	483
Non-recourse debt, net(2)	1,466	867	592

	December 31, 2022
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$1,767	$—	$1,910
Liabilities:
Debt, net(2)	2,651	2,413	76
Non-recourse debt, net(2)	1,102	957	97
(1)Carrying amount net of allowance for financing receivables losses.
(2)Carrying amount net of unamortized deferred financing costs and discounts
Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values. The table above excludes cash and cash equivalents, restricted cash, accounts receivable and advance deposits, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

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
NOTE 17: LEASES
We lease sales centers, office space and equipment under operating leases. Our leases expire at various dates from 2024 through 2034, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
During the years ended December 31, 2023 and 2022, we ceased utilizing certain offices as part of our integration of business operations and recognized impairments of related operating lease right-of-use assets of $3 million and $6 million, respectively. We did not recognize any impairments on right-of-use assets for the year ended December 31, 2021.
We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Contingent rental expense includes short term and variable rent. Rent expense for all operating leases was as follows:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Minimum rentals	$28	$34	$20
Contingent rentals	11	4	2
Total	$39	$38	$22
Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
($ in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$27	$27
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	9	25
Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term of operating leases (in years)	6	6
Weighted-average discount rate of operating leases	4.85%	4.57%

The future minimum rent payments under non-cancelable operating leases as of December 31, 2023, are as follows:

($ in millions)	Operating Leases
Year
2024	$20
2025	18
2026	14
2027	8
2028	6
Thereafter	26
Total future minimum lease payments	92
Less: imputed interest	(14)
Present value of lease liabilities	$78
NOTE 18: INCOME TAXES
Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of our income (loss) before taxes were as follows:

	Year Ended December 31,
($ in millions)	2023	2022	2021
U.S. income before tax	$335	$384	$195
Foreign income before tax	114	97	74
Total income before taxes	$449	$481	$269
The components of our provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Current:
Federal	$105	$102	$(5)
State	18	19	9
Foreign	36	46	31
Total current	159	167	35
Deferred:
Federal	(22)	(21)	61
State	(1)	(16)	(1)
Foreign	—	(1)	(2)
Total deferred	(23)	(38)	58
Total provision for income taxes	$136	$129	$93

Reconciliations of our tax provision at the U.S. statutory rate to the provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Statutory U.S. federal income tax provision	$94	$101	$57
State and local income taxes, net of U.S. federal tax benefit	17	4	8
Impact of foreign operations	10	17	11
Interest on installment sales, net of U.S. federal tax benefit	3	1	3
Uncertain Tax Positions	5	4	3
Transaction costs	—	—	5
Share-based compensation, net of IRC §162(m) limitation	2	3	5
Other	5	(1)	1
Provision for income taxes	$136	$129	$93
Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items.
The compositions of net deferred tax balances were as follows:

	December 31,
($ in millions)	2023	2022
Deferred tax assets	$9	$8
Deferred tax liabilities	(631)	(659)
Net deferred tax liability	$(622)	$(651)
The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were as follows:

	December 31,
($ in millions)	2023	2022
Deferred tax assets:
Compensation	$20	$18
Domestic tax loss and credit carryforwards	35	37
Foreign tax loss carryforwards	41	38
Other reserves	177	152
	273	245
Valuation allowance	(81)	(78)
Deferred tax assets	192	167
Deferred tax liabilities:
Property and equipment	(128)	(138)
Amortizable intangible assets	(251)	(284)
Deferred income	(435)	(396)
Deferred tax liabilities	(814)	(818)
Net deferred tax liability	$(622)	$(651)
As of December 31, 2023, we have $43 million federal, $163 million foreign, and $112 million state tax loss carryforwards with varying expiration dates. The federal losses will expire between 2024 and 2034, while the majority of the foreign tax losses can be carried forward indefinitely. The majority of state tax losses have expiration periods between fifteen years and twenty years. We have foreign tax credit carryforwards of $12 million and state tax credit carryforwards of $5 million. The credit carryforwards will generally expire between 2027 and 2037.
We establish valuation allowances for financial reporting purposes to offset certain deferred tax assets due to uncertainty regarding our ability to realize them in the future. The valuation allowance increased from $78 million as of

December 31, 2022, to $81 million as of December 31, 2023, primarily as a result of foreign currency impacts on net operating losses.
Reconciliations of the amounts of unrecognized tax benefits were as follows:

	December 31,
($ in millions)	2023	2022	2021
Unrecognized tax benefits at beginning of year	$23	$12	$—
Current period tax position increases	2	2	1
Prior period tax position increases	3	11	18
Decreases due to lapse in applicable statute of limitations	(3)	(2)	(7)
Unrecognized tax benefits at end of year	$25	$23	$12
We recorded $25 million and $23 million as of December 31, 2023 and 2022, respectively, excluding interest and penalties, as a liability for unrecognized tax benefits in Accounts payable, accrued expenses and other in the consolidated balance sheet. Had we recognized these tax benefits, $25 million and $23 million, along with related interest and penalties, it would have favorably impacted the annual effective tax rate. The total liability accrued for interest and penalties was $34 million and $31 million as of December 31, 2023, and 2022, respectively. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.
We file federal, state and foreign income tax returns in jurisdictions with varying statute of limitations. We are currently under audit in several tax jurisdictions. The open tax years for major tax jurisdictions are 2006 through 2023. While there is no assurance as to the results, we believe we are adequately reserved for these audits.
Although the Tax Cuts and Jobs Act of 2017 generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, foreign withholding taxes may be incurred if these profits are distributed. No income or deferred taxes have been accrued on foreign earnings or other outside basis differences, as we intend to indefinitely reinvest these amounts in our foreign operations. An estimate of these amounts is not practicable due to the inherent complexity of the multi-jurisdictional tax environment in which we operate.
NOTE 19: SHARE-BASED COMPENSATION
Stock Plan
On May 3, 2023, the 2023 Omnibus Incentive Plan (“2023 Plan”) was approved by our shareholders to replace the 2017 Omnibus Incentive Plan and the 2017 Plan for Non-Employee Directors (the “2017 Plans”). The 2023 Plan authorizes the issuance of restricted stock units (“Service RSUs” or “RSUs”), nonqualified stock options (“Options”), time and performance-vesting restricted stock units (“Performance RSUs” or “PSUs”), and stock appreciation rights (“SARs”) to certain employees and directors. Pursuant to the 2023 Plan, 5,240,000 shares of our common stock are reserved for issuance. The 2017 Plans remain in place until all of the awards previously granted thereunder have been paid, forfeited or expired. Shares underlying awards that are canceled or forfeited under the 2017 Plans without the issuance of any shares are added to the 2023 Plan share pool. However, the shares which remained available for issuance under the 2017 Plans are no longer available for issuance, and all future awards will be granted pursuant to the 2023 Plan. As of December 31, 2023, there were 5,279,236 shares of common stock available for future issuance under the 2023 plan.
We recognized share-based compensation expense of $39 million, $46 million and $48 million during the years ended December 31, 2023, 2022 and 2021, respectively. The total tax benefit recognized related to this compensation was $6 million, $6 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, we withheld common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of awards under our employee equity incentive program. For the years ended December 31, 2023, 2022 and 2021, we withheld approximately 264,000, 147,000 and 131,000 shares at a total cost of $14 million, $8 million and $6 million, respectively, through net share settlements. Shares withheld to cover tax withholding obligations are retired.
As of December 31, 2023, unrecognized compensation cost for unvested awards was approximately $29 million, which is expected to be recognized over a weighted average period of 1.8 years.
Service RSUs
Service RSUs vest in annual installments over three years from the date of grant, subject to the individual’s continued employment through the applicable vesting date. Vested Service RSUs generally will be settled for common stock. The grant date fair value is equal to closing stock price on the date of grant. The following table provides information about our Service RSU grants for the last three fiscal years:

	Year Ended December 31,
	2023	2022	2021
Number of shares granted	537,964	800,378	588,930
Weighted average grant date fair value per share	$48.60	$44.12	$38.50
Fair value of shares vested (in millions)	$23	$25	$19
The following table summarizes the activity of our RSUs during the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,300,584	40.09
Granted	537,964	48.60
Vested	(624,972)	37.40
Forfeited	(68,723)	45.87
Outstanding, end of period	1,144,853	45.21
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

	Year Ended December 31,
	2023	2022	2021
Number of options granted	301,215	389,536	542,793
Weighted average exercise price per share	$49.14	$44.09	$38.22
Weighted average grant date fair value per share	$24.78	$20.08	$18.41
The weighted-average grant date fair value of each of these options were determined using the Black-Scholes-Merton option-pricing model with the following assumptions. Expected volatility is calculated using the historical volatility of our share price. Risk-free rate is based on the Treasury Constant Maturity Rate closest to the expected life as of the grant date. Expected term is estimated using the vesting period and contractual term of the Options:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	46.8%	45.8%	50.5%
Dividend yield(1)	—%	—%	—%
Risk-free rate	4.2%	1.7%	1.1%
Expected term (in years)	6.0	6.0	6.0
(1)At the date of grant we had no plans to pay dividends during the expected term of these options.
The following table summarizes the activity of our options during the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	2,412,232	$34.35
Granted	301,215	49.14
Exercised	(263,570)	28.86
Forfeited, canceled or expired	(32,159)	45.29
Outstanding, end of period	2,417,718	36.65
Exercisable, end of period	1,705,249	33.26

As of December 31, 2023, we had 1,705,249 options outstanding that were exercisable with an aggregate intrinsic value of $13 million and weighted average remaining contractual term of approximately 6 years. The intrinsic value of all options exercised during the year was $4.9 million.
Performance RSUs
In March 2023, we issued 119,887 Performance RSUs with a grant date fair value of $49.14. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.
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

	Year Ended December 31,
	2023	2022	2021
Number of shares granted	59,944	46,532	178,224
Weighted average grant date fair value per share	$49.14	$44.09	$39.55
Fair value of shares vested (in millions)	4	—	—

The following table provides information about our Performance RSU grants, which is based on contract sales for the last three fiscal years:

	Year Ended December 31,
	2023	2022	2021
Number of shares granted	59,944	46,532	62,356
Weighted average grant date fair value per share	$49.14	$44.09	$38.22
Fair value of shares vested (in millions)	4	—	—
During fiscal 2021, 235,249 Performance RSU grants, which are based on achieving certain run rate cost savings initiatives, were granted with a weighted average grant date fair value per share of $40.27. There were no Performance RSU grants based on achieving certain run rate cost savings initiatives for the 2023 and 2022 fiscal years.
The following table summarizes the activity of our Performance RSUs during the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	726,710	$37.26
Granted	119,887	49.14
Performance achievement shares adjustment (1)	90,162	38.22
Vested	(214,873)	38.22
Forfeited, canceled or expired	(161,719)	26.27
Outstanding, end of period	560,167	42.77
(1)Reflects the number of shares achieved above target, based on actual performance as determined at the completion of the performance period for the March 2021 Performance RSU grant
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the Plan, we reserved 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95% of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. For the year ended December 31, 2022, and 2021, we issued 121,095 and 39,985 shares, respectively, and recognized less than $1 million of compensation expense in both periods related to this plan.
During the fourth quarter of 2022, the Board of Directors amended the ESPP plan to allow eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. The amendment became effective in 2023. During the year ended December 31, 2023, we issued 221,562 shares and recognized $1 million of compensation expense related to this plan.
NOTE 20: EARNINGS PER SHARE
The following tables present the calculation of our basic and diluted EPS and the corresponding weighted average shares outstanding referenced in these calculations for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
($ and shares outstanding in millions, except per share amounts)	2023	2022	2021
Basic EPS:
Numerator:
Net income	$313	$352	$176
Denominator:
Weighted average shares outstanding	110.1	118.0	99.7
Basic EPS(1)	$2.84	$2.98	$1.77
Diluted EPS:
Numerator:
Net income	$313	$352	$176
Denominator:
Weighted average shares outstanding	111.6	119.6	101.1
Diluted EPS(1)	$2.80	$2.93	$1.75

Basic weighted average shares outstanding	110.1	118.0	99.7
RSUs(2), PSUs(3), Options(4) and ESPP	1.5	1.6	1.4
Diluted weighted average shares outstanding	111.6	119.6	101.1
(1)Earnings per share amounts are calculated using whole numbers.
(2) There were no anti-dilutive RSUs for the years ended December 31, 2023, 2022, and 2021, respectively.
(3) There were no anti-dilutive PSUs for the years ended December 31, 2023, 2022, and 2021, respectively.
(4) Excludes $0.8 million (or approximately 818,000 shares), $0.8 million (or approximately 760,000 shares), and $0.7 million (or approximately 652,000 shares) of Options that would have been anti-dilutive to EPS for the years ended December 31, 2023, 2022, and 2021, respectively, under the treasury stock method. These Options could potentially dilute EPS in the future.
Share Repurchases
On May 4, 2022, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2022 Repurchase Plan"). On May 3, 2023, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2023 Repurchase Plan") which is in addition to the 2022 Repurchase Plan. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The shares are retired upon repurchase. The stock repurchase programs may be suspended or discontinued at any time and will automatically expire at the end of each plan's respective term. As of December 31, 2023, $360 million remains available to be repurchased under the 2023 Repurchase Plan.
The following table summarizes stock repurchase activity under the share repurchase program as of December 31, 2023:

(in millions)	Shares	Cost
As of December 31, 2022	7	$272
Repurchases	9	368
As of December 31, 2023	16	$640
From January 1, 2024, through February 23, 2024, we repurchased approximately 1.7 million shares for $71 million. As of February 23, 2024, we had $289 million of remaining availability under the 2023 Repurchase Plan.
NOTE 21: RELATED PARTY TRANSACTIONS
BRE Ace LLC and 1776 Holding, LLC
We hold an ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.”
We hold an ownership interest in 1776 Holdings, LLC, a VIE, which owns a timeshare resort property and related operations, known as “Liberty Place Charleston, by Hilton Club.”
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

	December 31,
($ in millions)	2023	2022	2021
Equity in earnings from unconsolidated affiliates	$12	$13	$10
Commissions and other fees	204	200	105
We also had $19 million and $23 million of outstanding receivables related to the fee-for-service agreements included in Accounts receivable, net on our consolidated balance sheets as of December 31, 2023 and 2022, respectively.
Apollo Global Management Inc.
As part of the Diamond Acquisition as described above in Note 3: Acquisitions, Apollo obtained more than 20% of our common stock during 2021. Outside of agreements related to the Diamond Acquisition, we did not have any transactions with Apollo during the year ended December 31, 2021, and do not have any outstanding balances or agreements with Apollo as of December 31, 2021. During 2021, we made one payment to Apollo subsequent to the Diamond Acquisition, of approximately $2 million, for amounts that were accrued for periods prior to the completion of the Diamond Acquisition and were included in Accounts payable, accrued expenses and other as of the Diamond Acquisition Date. We did not have outstanding balances or any transactions due to/from Apollo as of and for the years ended December 31, 2023, and 2022, respectively.

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
Below is the presentation of our reportable segment results which include the acquired Diamond and Grand Islander operations within both segments as of their respective acquisition dates. The following table presents revenues for our reportable segments reconciled to consolidated amounts:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Revenues:
Real estate sales and financing	$2,357	$2,378	$1,451
Resort operations and club management(1)	1,291	1,197	700
Total segment revenues	3,648	3,575	2,151
Cost reimbursements	386	297	202
Intersegment eliminations(1)	(56)	(37)	(18)
Total revenues	$3,978	$3,835	$2,335
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. These charges totaled $56 million, $37 million and $18 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Adjusted EBITDA:
Real estate sales and financing(1)	$754	$865	$537
Resort operations and club management(1)	504	463	353
Segment Adjusted EBITDA	1,258	1,328	890
Acquisition and integration-related expense	(68)	(67)	(106)
General and administrative	(194)	(212)	(151)
Depreciation and amortization	(213)	(244)	(126)
License fee expense	(138)	(124)	(80)
Other gain (loss), net	2	(1)	(26)
Interest expense	(178)	(142)	(105)
Income tax expense	(136)	(129)	(93)
Equity in earnings from unconsolidated affiliates	12	13	10
Impairment expense	(3)	(17)	(2)
Other adjustment items(2)	(29)	(53)	(35)
Net income	$313	$352	$176
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)This amount includes costs associated with stock-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2023	2022
Real estate sales and financing	$6,559	$5,755
Resort operations and club management	1,735	1,986
Total segment assets	8,294	7,741
Corporate	391	263
Total assets	$8,685	$8,004
The following table presents capital expenditures for property and equipment (including inventory and leases) for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Real estate sales and financing	$61	$26	$60
Resort operations and club management	2	2	—
Total segment capital expenditures	63	28	60
Corporate	34	65	12
Total capital expenditures	$97	$93	$72
NOTE 23: COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into certain arrangements with developers whereby we have committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2023, we were committed to purchase approximately $37 million of inventory and land over a period of 1 year and $13 million of other commitments in the normal course of business. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.

During the years ended December 31, 2023, 2022 and 2021, we fulfilled $156 million, $92 million and $132 million, respectively, of purchases required under our inventory commitments. Of the $156 million fulfilled in 2023, we have accrued $17 million within Accounts payable, accrued expenses and other and $3 million of inventory deposit included in Other Assets to complete a purchase commitment in South Carolina of $20 million. The purchase was completed on January 31, 2024. As of December 31, 2023, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Inventory purchase obligations(1)	$37	$—	$—	$—	$—	$—	$37
Other commitments(2)	10	3	—	—	—	—	13
Total	$47	$3	$—	$—	$—	$—	$50
(1)Includes commitments for properties in Japan.
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
As of December 31, 2023, we accrued liabilities of approximately $123 million for all legal matters. Approximately $102 million of these accrued liabilities relate to a judgment entered against Diamond in March 2022 in connection with a case filed in 2015 (O'Malley v. Diamond Resorts Management, Inc.) that was not deemed probable and estimable as of the Acquisition Date. An appeal for judgment was rendered in favor of the plaintiffs in November 2023 (with the California Supreme Court rejecting further appeals in February 2024). This matter is subject to insurance coverage, and as a result, we recorded an insurance claim receivable of approximately $53 million within Accounts receivable, net in our consolidated balance sheet as of December 31, 2023. During the year ended December 31, 2023, and 2022, we recognized charges of approximately $33 million and $15 million, respectively, to General and administrative in our consolidated statement of operations that represents the amount of the settlement liability not deemed probable of recovery from the insurance carriers. However, we have initiated litigation against the various insurers disputing all or parts of coverage for this matter seeking to obtain full coverage.
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
Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $454 million as of December 31, 2023, which primarily consist of escrow, construction and subsidy related bonds.
NOTE 24: SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net was $187 million, $175 million and $113 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash paid for income taxes, net of refunds, was $187 million, $141 million and $54 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following non-cash activities were excluded from the consolidated statements of cash flows:
•In 2023, we recorded non-cash operating activity transfer of $20 million to Property and equipment, net, related to the purchase of units in South Carolina, of which $17 million was accrued within Accounts payable, accrued expenses and other and the remaining $3 million was an inventory deposit in Other Assets.
•In 2023, we recorded non-cash operating activity transfers of $92 million related to the registrations for timeshare units under construction from Property and equipment, net to Inventory, pertaining to properties in Hawaii.

•In 2022, we recorded non-cash operating activity transfer of $48 million related to certain undeveloped land and infrastructure that was previously recorded within the classification of Land and infrastructure held for sale to Property and equipment, net.
•In 2021, we recorded non-cash issuance of stock of $1,381 million related to our acquisition of Diamond. See Note 3: Acquisitions for additional information.
•In 2021, we recorded non-cash operating activity transfers of $55 million related to the registrations for timeshare units under construction from Property and equipment to Inventory.
NOTE 25: SUBSEQUENT EVENTS
On January 17, 2024, we completed the Bluegreen Acquisition in an all-cash transaction for 100% of the outstanding voting equity interests of Bluegreen, with total consideration of approximately $1.6 billion, inclusive of net debt assumed. The Bluegreen Acquisition will be considered a business combination and accounted for using the acquisition method. Due to the close proximity of the Bluegreen Acquisition Date and the Company's filing of its Annual Report on Form 10-K for the year ended December 31, 2023, the initial accounting for the business combination is incomplete, and therefore we are unable to disclose the information required by ASC 805, Business Combinations. We will include relevant disclosures as required in the first quarter of 2024.
In connection with the Bluegreen Acquisition, we executed the following transactions:
•Completed an offering of $900 million aggregate principal amount of the escrow issuers’ 6.625% senior secured notes due 2032 issued by our wholly-owned subsidiaries, Hilton Grand Vacations Borrower Escrow, LLC and Hilton Grand Vacations Borrower Escrow, Inc. The proceeds were used to finance the Bluegreen Acquisition, repay certain outstanding indebtedness and pay related fees, costs, premiums and expenses in connection with these transactions.
•Entered into Amendment No 4, dated January 17, 2024, to the Credit Agreement, dated as of August 2, 2021 (the “Amendment”) and incurred $900 million of new term loans that will mature on January 17, 2031. Under the Amendment, the related interest rate is SOFR plus 2.75%. Proceeds were used to pay the Bluegreen Acquisition consideration, fees and expenses incurred in connection with the Amendment and to refinance the repayment of certain indebtedness of Bluegreen and its subsidiaries.
Excluding the above, management has evaluated all subsequent events through February 29, 2024, the date this Annual Report on Form 10-K was available to be issued. The results of management’s analysis indicated no significant subsequent events have occurred that required consideration or adjustments to our disclosures in the audited financial statements.

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
Remediation of Previously Reported Material Weakness
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022, we had identified a material weakness in internal control over financial reporting related Dakota Holdings, Inc. (the “Diamond”), which we acquired in August 2021. Specifically, we had concluded that Diamond did not adequately identify, design and implement the process-level controls for its significant processes that are necessary for compliance with the requirements for reporting companies pursuant to the Exchange Act and Diamond did not have appropriate information technology controls for its information technology systems or such controls did not operate for a sufficient period of time prior to the assessment date. While this material weakness did not result in any material misstatements to our financial statements for the year ended December 31, 2022, any restatements of prior period financial statements or any changes in or to previously released financial results required, since there was a reasonable possibility that it could have resulted in a material misstatement in our annual or interim consolidated financial statements that would not be detected, we determined that it constituted a material weakness.
Our management, under the oversight of the Audit Committee, fully remediated these deficiencies by enhancing and revising the design of existing financial reporting and information technology controls and procedures related to Diamond, as well as adding additional controls and processes. As part of our remediation plan, we tested the applicable controls for a sufficient period of time and through such testing, our management has concluded that these controls were operating effectively as of December 31, 2023.
Additional Material Weakness
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to a material weakness in internal control over financial reporting arising out of ineffectively designed general information technology controls over user access for an IT application used to initiate revenue and inventory transactions. As a result, process-level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT application were also ineffective.
There were no identified material misstatements to our current year financial statements, no restatements of prior period financial statements and no changes in previously released financial results required as a result of these control deficiencies. In addition, notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.
Remediation Efforts to Address the Additional Material Weakness

Our management has commenced enhancing, and will continue to enhance, the user access control deficiencies. This includes a comprehensive review of user access and levels across all software platforms, updating software as appropriate, updating and confirming appropriate user access levels, enhancing and revising the design of existing information technology controls and procedures, and adding additional controls and processes, as necessary. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts described above related to Diamond, there were no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 of this Report will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “2024 Proxy Statement”), which information is incorporated herein by this reference.
ITEM 11.    Executive Compensation
The information required by Item 11 will be included in our 2024 Proxy Statement, which is incorporated herein by this reference.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in our 2024 Proxy Statement, which is incorporated herein by this reference.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our 2024 Proxy Statement, which is incorporated herein by this reference.
ITEM 14.    Principal Accountant Fees and Services
The information required by Item 14 will be included in our 2024 Proxy Statement, which is incorporated herein by this reference.
PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:
1.All financial statements and the report of the Independent Registered Public Accounting Firm (PCAOB ID: 42). See Index to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm on page 76 of this Form 10-K.
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

2.3
Agreement and Plan of Merger, dated as of November 5, 2023, by and among Hilton Grand Vacations Inc., Heat Merger Sub, Inc., and Bluegreen Vacations Holding Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on November 7, 2023).

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

4.3	Form of 5.000% Note due 2029 (included in Exhibit 4.2).

4.4
Indenture, dated June 28, 2021, among Hilton Grand Vacations Borrower Escrow, LLC, Hilton Grand Vacations Borrower Escrow, Inc., Hilton Grand Vacations Borrower LLC and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on June 28, 2021).

4.5	Form of 4.875% Note due 2031 (included in Exhibit 4.4).

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

10.2(b)
First Amendment to Amended and Restated License Agreement, dated as of April 4, 2022, by and between Hilton Worldwide Holdings Inc., as the licensor, and Hilton Grand Vacations, as the licensee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 7, 2022)

10.2(c)
Second Amendment to Amended and Restated License Agreement, dated as of November 5, 2023, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current on Form 8-K (File No. 001-37794) filed on November 7, 2023)

10.3(a)
Amended and Restated Receivables Loan Agreement, dated as of May 3, 2022, among Hilton Grand Vacations Trust I LLC, as borrower, Wells Fargo Bank, National Association, as paying agent and securities intermediary, the persons from time to time party thereto as conduit lenders, the financial institutions from time to time party thereto as committed lenders, the financial institutions from time to time party thereto as managing agents, and Bank of America, N.A., as administrative agent and structuring agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794 ) filed on May 4, 2022).

10.3(b)
First Amendment to Amended and Restated Receivables Loan Agreement, effective as of August 8, 2023, by and among Hilton Grand Vacations Trust I LLC as Borrower, the financial institutions signatory thereto as Managing Agents, the financial institutions signatory thereto as Conduit Lenders, the financial institutions signatory thereto as Committed Lenders, Bank of America, N.A. as Administrative Agent and Structuring Agent, and Computershare Trust Company N.A. as Securities Intermediary, Paying Agent, Backup Servicer and Custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly on Form 10-Q (File No. 001-37794) filed on November 6, 2023).

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

10.8
Hilton Grand Vacations Inc. Employee Stock Purchase Plan, amended and restated as of November 1, 2022 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on March 1, 2023).

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

10.10(f)†
Form of Nonqualified Stock Option Agreement (for the CEO) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.2 to the Registrant’s amended Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 27, 2023).

10.10(g)†
Form of Nonqualified Stock Option Agreement (for all participants other than CEO) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s amended Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 27, 2023).

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

10.17(c)
Amendment No. 2 to the Credit Agreement, dated as of May 31, 2023, by and among Hilton Grand Vacations Borrower LLC, Bank of America, N.A., as administrative agent, an L/C Issuer and the Swing Line Lender and the Revolving Credit Lenders. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.17(d)*
Amendment No. 3 to the Credit Agreement, dated as of October 6, 2023 by and among Hilton Grand Vacations Borrower LLC, Hilton Grand Vacations Parent LLC, the guarantors party thereto, Bank of America N.A, as administrative agent and the Term Lenders party thereto.

10.18†
Hilton Grand Vacations Inc. Executive Deferred Compensation Plan.(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on November 8, 2021).

10.19†	Hilton Grand Vacations Inc. Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 10, 2023).

10.20†	Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37794) filed on May 3, 2023).

10.21(a)†
Form of Restricted Stock Unit Agreement Under Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.21(b)†
Form of Restricted Stock Unit Agreement for Chief Executive Officer Under Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.21(c)†
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.21(d)†
Form of Performance and Service-Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.21(e)†
Form of Performance and Service-Based Restricted Stock Unit Agreement for the Chief Executive Officer under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.21(f)†
Form of Nonqualified Stock Option Agreement under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.21(g)†
Form of Nonqualified Stock Option Agreement for the Chief Executive Officer under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

21.1*	Subsidiaries of the Registrant.

22
List of Issuer Subsidiaries of Guaranteed Securities and Guarantor Subsidiaries (incorporated by reference to Exhibit 22 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on November 6, 2023).

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Incentive Compensation Clawback Policy.

101.NS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

*Filed herewith.
**Furnished not filed.
***These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
†Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February 2024.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of February 2024.

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