Form 10-Q
period 2024-03-31
Hilton Grand Vacations Inc.
filed 2024-05-09
CIK 1674168

Table of Contents.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 2, 2024 was 103,703,246.

Table of Contents.
HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

Table of Contents.
PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$355	$589
Restricted cash	323	296
Accounts receivable, net	515	507
Timeshare financing receivables, net	3,030	2,113
Inventory	1,805	1,400
Property and equipment, net	953	758
Operating lease right-of-use assets, net	85	61
Investments in unconsolidated affiliates	78	71
Goodwill	1,943	1,418
Intangible assets, net	1,927	1,158
Other assets	650	314
TOTAL ASSETS (variable interest entities - $1,568 and $1,459)	$11,664	$8,685
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$1,176	$952
Advanced deposits	181	179
Debt, net	5,144	3,049
Non-recourse debt, net	1,534	1,466
Operating lease liabilities	103	78
Deferred revenue	382	215
Deferred income tax liabilities	980	631
Total liabilities (variable interest entities - $1,521 and $1,472)	9,500	6,570
Commitments and contingencies - see Note 18
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 104,760,243 shares issued and outstanding as of March 31, 2024 and 105,961,160 shares issued and outstanding as of December 31, 2023	1	1
Additional paid-in capital	1,467	1,504
Accumulated retained earnings	521	593
Accumulated other comprehensive income	15	17
Total stockholders equity	2,004	2,115
Noncontrolling interest	160	—
Total equity	2,164	2,115
TOTAL LIABILITIES AND EQUITY	$11,664	$8,685
See notes to unaudited condensed consolidated financial statements.

Table of Contents.
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Sales of VOIs, net	$438	$318
Sales, marketing, brand and other fees	145	158
Financing	104	74
Resort and club management	166	131
Rental and ancillary services	181	158
Cost reimbursements	122	95
Total revenues	1,156	934
Expenses
Cost of VOI sales	48	50
Sales and marketing	401	301
Financing	39	24
Resort and club management	54	42
Rental and ancillary services	173	152
General and administrative	45	42
Acquisition and integration-related expense	109	17
Depreciation and amortization	62	51
License fee expense	35	30
Impairment expense	2	—
Cost reimbursements	122	95
Total operating expenses	1,090	804
Interest expense	(79)	(44)
Equity in earnings from unconsolidated affiliates	5	3
Other (loss) gain, net	(5)	1
(Loss) income before income taxes	(13)	90
Income tax benefit (expense)	11	(17)
Net (loss) income	(2)	73
Net income attributable to noncontrolling interest	2	—
Net (loss) income attributable to stockholders	$(4)	$73
(Loss) earnings per share:
Basic	$(0.04)	$0.65
Diluted	$(0.04)	$0.64
See notes to unaudited condensed consolidated financial statements.

Table of Contents.
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(2)	$73
Derivative instrument adjustments, net of tax	4	(10)
Foreign currency translation adjustments	(6)	—
Other comprehensive loss, net of tax	(2)	(10)
Comprehensive income attributable to noncontrolling interest	2	—
Comprehensive (loss) income attributable to stockholders	$(6)	$63
See notes to unaudited condensed consolidated financial statements.

Table of Contents.
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net (loss) income	$(2)	$73
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	62	51
Amortization of deferred financing costs, acquisition premiums and other	25	7
Provision for financing receivables losses	64	30
Impairment expense	2	—
Other loss (gain), net	5	(1)
Share-based compensation	9	10
Equity in earnings from unconsolidated affiliates	(5)	(3)
Net changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	24	8
Timeshare financing receivables, net	(78)	(24)
Inventory	(25)	(101)
Purchases and development of real estate for future conversion to inventory	(33)	(2)
Other assets	(245)	(244)
Accounts payable, accrued expenses and other	88	84
Advanced deposits	—	24
Deferred revenue	109	114
Net cash provided by operating activities	—	26
Investing Activities
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(1,454)	—
Capital expenditures for property and equipment (excluding inventory)	(10)	(5)
Software capitalization costs	(9)	(6)
Net cash used in investing activities	(1,473)	(11)
Financing Activities
Proceeds from debt	2,060	438
Proceeds from non-recourse debt	290	175
Repayment of debt	(108)	(153)
Repayment of non-recourse debt	(816)	(182)
Debt issuance costs	(39)	—
Repurchase and retirement of common stock	(99)	(85)
Payment of withholding taxes on vesting of restricted stock units	(21)	(14)
Proceeds from stock option exercises	6	5
Other	(1)	(1)
Net cash provided by financing activities	1,272	183
Effect of changes in exchange rates on cash, cash equivalents & restricted cash	(6)	(1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(207)	197
Cash, cash equivalents and restricted cash, beginning of period	885	555
Cash, cash equivalents and restricted cash, end of period	678	752
Less: Restricted cash	323	363
Cash and cash equivalents	$355	$389
See notes to unaudited condensed consolidated financial statements.

Table of Contents.
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2023	106	$1	$1,504	$593	$17	—	$2,115
Acquisition of third party equity interest in consolidated entity	—	—	—	—	—	158	158
Net (loss) income	—	—	—	(4)	—	2	(2)
Activity related to share-based compensation	1	—	(4)	—	—	—	(4)
Foreign currency translation adjustments	—	—	—	—	(6)	—	(6)
Derivative instrument adjustments, net of tax	—	—	—	—	4	—	4
Repurchase and retirement of common stock	(2)	—	(33)	(68)	—	—	(101)
Balance as of March 31, 2024	105	$1	$1,467	$521	$15	$160	$2,164

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2022	113	$1	$1,582	$529	$39	$—	$2,151
Net income	—	—	—	73	—	—	73
Activity related to share-based compensation	1	—	3	—	—	—	3
Derivative instrument adjustments, net of tax	—	—	—	—	(10)	—	(10)
Repurchase and retirement of common stock	(2)	—	(26)	(59)	—	—	(85)
Balance as of March 31, 2023	112	$1	$1,559	$543	$29	$—	$2,132
See notes to unaudited condensed consolidated financial statements.

Table of Contents.
HILTON GRAND VACATIONS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
Our Business
Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brand. On January 17, 2024 (“Bluegreen Acquisition Date”), we completed the acquisition of Bluegreen Vacations Holding Corporation (“Bluegreen”) (the “Bluegreen Acquisition”).
Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and timeshare plans; and managing our clubs and exchange programs that include HGV Max, Hilton Grand Vacations Club and Hilton Club, Diamond points-based multi-resort timeshare clubs and Bluegreen Vacation Club (collectively referred to as “Clubs”).
As of March 31, 2024, we had approximately 200 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia, inclusive of the new locations we have expanded into through the Bluegreen Acquisition. We are in the process of rebranding many of the Diamond properties and anticipate rebranding the majority of Bluegreen properties and sales centers. As of March 31, 2024, we expect to begin rebranding certain Bluegreen properties during the fourth quarter of 2024 to the Hilton Grand Vacations brands and Hilton standards.
Basis of Presentation
The unaudited condensed consolidated financial statements presented herein include all of our assets, liabilities, revenues, expenses and cash flows as well as all entities in which we have a controlling financial interest. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other interests. If the entity is considered to be a variable interest entity (“VIE”), we determine whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50% of the voting shares of a company or otherwise have a controlling financial interest, including HGV/Big Cedar Vacations LLC, a joint venture in which HGV is deemed to hold a controlling financial interest based on its 51% equity interest (“Big Cedar”), its active role as the day-to-day manager of its activities, and majority voting control of its management committee. HGV acquired its equity interest in Big Cedar as part of the Bluegreen Acquisition. All material intercompany transactions and balances have been eliminated in consolidation. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation.
The unaudited condensed consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to prevent information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on February 29, 2024.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Noncontrolling Interest
Noncontrolling interest reflects a third party’s ownership interest in Big Cedar that is consolidated in the Company’s unaudited condensed consolidated financial statements but is less than 100% owned by the Company. The

Table of Contents.
noncontrolling interest is recognized as equity in the Company’s unaudited condensed consolidated balance sheet and presented separately from the equity attributable to its stockholders.
    The amounts of unaudited consolidated net income and unaudited comprehensive income attributable to the Company’s stockholders and noncontrolling interest are separately presented in the condensed unaudited consolidated statements of operations and comprehensive income.
Accounting Pronouncements Not Yet Adopted
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
NOTE 3: ACQUISITIONS
Bluegreen Acquisition
On January 17, 2024, we completed the Bluegreen Acquisition in an all-cash transaction, with total consideration of approximately $1.6 billion. The Bluegreen Acquisition is expected to broaden HGV’s offerings, customer reach and sales locations. Costs related to the Bluegreen Acquisition for three months ended March 31, 2024 were $100 million, which were expensed as incurred, and reflected as Acquisition and integration-related expense in our unaudited condensed consolidated statements of operations.
The following table presents the preliminary fair value of each class of consideration transferred in relation to the Bluegreen Acquisition as of the Bluegreen Acquisition Date:

($ in millions, except share and per share data)
Number of Class A Shares issued and outstanding	12,504,138
Number of Class B Shares issued and outstanding	3,664,117
Number of Class A shares deliverable as equity awards	673,169
Total shares and related equity awards outstanding	16,841,424
Cash consideration to Bluegreen shareholders and equity award holders per share	$75.00
Purchase price	$1,263
Repayment of Bluegreen Debt(1)	265
Payment of Seller Transaction Fees(2)	28
Total Consideration Transferred	$1,556
(1) Reflects the balance of Bluegreen’s debt repaid by HGV.
(2) Reflects transaction-related expenses incurred by Bluegreen but paid by HGV.
Preliminary Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the Bluegreen Acquisition as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value as of the Bluegreen Acquisition Date. The preliminary fair values of the assets acquired, liabilities assumed, and noncontrolling interest, which are presented in the table below, and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as information compiled by management, including the books and records of Bluegreen. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the Bluegreen Acquisition Date. The magnitude of the Bluegreen Acquisition could necessitate the need to use the full one-year measurement period to adequately analyze and assess a number of the factors used in establishing the asset, liability and noncontrolling interest fair values as of the Bluegreen Acquisition Date. The final values may also result in changes to amortization expense related to intangible assets and depreciation expense related to property and equipment, among other changes. Any potential adjustments made could be material in relation to the values presented in the table below.

Table of Contents.
As discussed more fully below, the primary areas of the purchase price allocation that are not yet finalized include the following: (1) finalizing the review and valuation of acquired intangible assets (including key assumptions, inputs and estimates) and assigning the useful lives to such assets; (2) finalizing the review and valuation of acquired inventory, property and equipment (including key assumptions, inputs and estimates) and assigning the remaining useful lives to the depreciable assets; (3) finalizing the review and valuation of acquired timeshare financing receivables (including key assumptions, inputs and estimates); (4) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization periods; (5) finalizing the review and valuation of other acquired assets, assumed liabilities, and noncontrolling interest, including debt assumed; and (6) finalizing our estimate of the impact of purchase accounting on deferred income tax liabilities.

($ in millions)	Preliminary Amounts Recognized as of the Bluegreen Acquisition Date
Assets acquired
Cash and cash equivalents	$58
Restricted cash	44
Accounts receivable	32
Timeshare financing receivables, net	925
Inventory	365
Property and equipment	177
Investment in unconsolidated affiliates	1
Operating lease right-of-use assets	18
Intangible assets	812
Other assets	83
Total assets acquired	$2,515
Liabilities assumed
Accounts payable, accrued expenses and other	$129
Advanced deposits	2
Debt	162
Non-recourse debt	606
Operating lease liabilities	20
Deferred revenue	57
Deferred income tax liabilities	348
Total liabilities assumed	1,324
Net assets acquired	$1,191

Total consideration transferred	$1,556
Less: Net assets acquired	(1,191)
Plus: Noncontrolling interest	158
Goodwill(1)	$523
(1)Goodwill is calculated as total consideration transferred less net assets acquired and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined Company post-acquisition.
Timeshare Financing Receivables
We acquired timeshare financing receivables, net which consist of loans to customers who purchased vacation ownership products and chose to finance their purchases. These timeshare financing receivables, net are collateralized by the underlying VOIs and generally have 10-year amortizing repayment terms. We preliminarily estimated the fair value of the timeshare financing receivables using a discounted cash flow model, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivables. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default, severity and prepayment assumptions, which could result in changes to our preliminary estimate. We have determined that the entire acquired timeshare financing receivables portfolio shows evidence of more-than-insignificant deterioration in credit quality since origination. See Note 6: Timeshare Financing Receivables, net for additional information.

Table of Contents.
Acquired timeshare financing receivables with credit deterioration as of the Bluegreen Acquisition Date were as follows:

($ in millions)	As of January 17, 2024
Purchase price	$925
Allowance for credit losses	137
Premium attributable to other factors	(102)
Par value	$960
Inventory
We acquired inventory which primarily consists of completed unsold VOIs. We preliminarily estimated the fair value of acquired inventory using a discounted cash flows method, which included an estimate of cash flows expected to be generated from the sale of VOIs. Significant estimates and assumptions impacting the fair value of the acquired inventory that are subjective and/or require complex judgments include our estimates of operating costs and margins, and the discount rate. Certain other estimates and assumptions impacting the fair value of the acquired inventory involving less subjective and/or less complex judgments include: short-term and long-term revenue growth rates, capital expenditures, tax rates and other factors impacting the discounted cash flows. We are continuing to assess the market assumptions and property conditions, which could result in changes to these preliminary values.
Property and Equipment
We acquired property and equipment, which includes land, buildings and improvements, leasehold improvements, computer hardware and software, furniture, fixtures, and office equipment, machinery and equipment, vehicles, construction in progress, and other assets. For our preliminary analysis, we estimated the fair value of the property and equipment using a mix of cost and market approaches. In determining the fair value using the cost approach, we estimated the reproduction cost new by applying BLS trending indices to the historical capitalized costs within the fixed asset details. We also relied on the market approach to determine the fair value of certain assets. In applying the market approach to value, we relied on the Percent of Cost Method. In addition, certain property and equipment assets were held at their carrying value, which is our best estimate of fair value at this time given the information available. We are continuing to assess the market assumptions and property conditions, which could result in changes to these preliminary values.
Operating Lease Right-of-Use-Assets and Lease Liabilities
We have recorded a preliminary estimate of the liability for those operating leases assumed in connection with the Bluegreen Acquisition with a remaining term in excess of one year. We measured the lease liabilities assumed at the present value of the remaining contractual lease payments based on the guidance in ASC 842 discounted at an incremental borrowing rate applicable to HGV determined as of the Bluegreen Acquisition Date. The right-of-use assets for such leases were measured at an amount equal to the lease liabilities, adjusted for the favorable or unfavorable leasehold position considering the contractual terms of the lease when compared with market terms. A small number of operating lease right of use assets and lease liabilities were preliminarily estimated at carrying value. Additionally, any equipment lease was held at carrying value. We continue to assess the market assumptions, which could result in changes to our preliminary estimate.

Table of Contents.
Intangible Assets
The following table presents our preliminary estimates of the fair values of the acquired Bluegreen’s identified intangible assets and their related estimated remaining useful lives:

	Weighted Average Estimated Useful Life (in years)	Estimated Fair Value ($ in millions)

Trade name	7	$30
Management contracts	19	479
Club member relationships	11	36
Capitalized software	3	12
Marketing agreements	17	209
Other contract-related intangible assets	12	46
Total intangible assets acquired		$812
We preliminarily estimated the fair value of Bluegreen's trade name using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We provisionally estimated the value of management contracts and member relationships using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. The marketing agreements were valued using the with‑and‑without method of the income approach. Under this method, the value of an asset is a function of the differential of projected cash flows with the asset in place and the projected cash flows without the asset in place, discounted to present value. We continue to review Bluegreen's contracts and historical performance in addition to evaluating the assumptions impacting the estimated values of such intangible assets and their respective useful lives, including the discount rate applied to the estimated cash flows and renewal and growth estimates and expected margins, which could result in changes to these preliminary values.
Debt
As part of the acquisition and consideration transferred, we paid off $265 million of Bluegreen’s existing corporate debt and accrued interest. We preliminarily estimated the fair value of the remaining assumed debt using a discounted cash flow model under the income approach. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model, which could result in changes to our preliminary estimate.
Non-Recourse Debt
We preliminarily estimated the fair value of the securitized debt and warehouse loan facilities, using a discounted cash flow model under the income approach. The significant assumptions in our analysis include default rates, prepayment rates, bond interest rates and other structural factors. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default and prepayment assumptions, which could result in changes to our preliminary estimate.
Deferred Revenue
Deferred revenue primarily relates to deferred sales incentives revenues, primarily related to Bonus Points, which are deferred and recognized upon redemption; and Club membership fees, which are deferred and recognized over the terms of the applicable contract term or membership on a straight-line basis. We preliminarily estimated the fair value of the deferred revenue at the carrying value of such liabilities as of the Bluegreen Acquisition Date. We continue to review Bluegreen’s contracts, which could result in changes to the preliminary estimate.
Deferred Income Taxes
Deferred income taxes primarily relate to the fair value of assets and liabilities acquired from Bluegreen, including timeshare financing receivables, inventory, property and equipment, intangible assets, and debt. We preliminarily estimated deferred income taxes based on the blended U.S. federal and state statutory tax rate which approximates to 25%. Within the measurement period, we will continue to assess the tax rates used, and we will update our estimate of deferred income taxes based on changes to our preliminary valuations of the related assets and liabilities and refinement of the effective tax rates, which could result in changes to these preliminary values.

Table of Contents.
Noncontrolling Interest
The acquired noncontrolling interest relates to Big Cedar Vacations, LLC, a joint venture in which we are deemed to hold a controlling financial interest based on our 51% equity interest, its active role as the day-to-day manager of its activities, and our majority voting control of its management committee. We preliminarily estimated the fair value of the noncontrolling interest using a discounted cash flow model under the income approach. We continue to assess the market assumptions, which could result in changes to our preliminary estimate.
Goodwill
We have recorded a preliminary estimate of $523 of goodwill in connection with the Bluegreen Acquisition. We have allocated the acquired goodwill to our segments, Real Estate Sales and Financing and Resort Operations and Club Management, as indicated in the table below. Our allocations may change throughout the measurement period as we continue to finalize the fair value of assets acquired and liabilities assumed in the Bluegreen Acquisition. The majority of goodwill is not expected to be deductible for tax purposes.

	Resort Operations and Club Management Segment	Real Estate Sales and Financing Segment	Total Consolidated
Goodwill	$177	$346	$523
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of HGV and Bluegreen as if we had completed the Bluegreen Acquisition on January 1, 2023, the first day of our 2023 fiscal year, but using our preliminary fair values of assets and liabilities as of the Bluegreen Acquisition Date. These unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Bluegreen Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Three Months Ended March 31,
($ in millions)	2024	2023
Revenue	$1,202	$1,164
Net (loss) income	(10)	52
Bluegreen Results of Operations
The following table presents the results of Bluegreen operations included in our unaudited condensed consolidated statement of operations for the period from the Bluegreen Acquisition Date through the first quarter of 2024:

($ in millions)	January 17, 2024 to March 31, 2024
Revenue	$189
Net loss	(33)
Grand Islander Acquisition
On December 1, 2023 (“Grand Islander Acquisition Date”), the Company completed the acquisition of BRE Grand Islander Parent LLC (“Grand Islander”), by exchanging 100% of the outstanding equity interests of Grand Islander for approximately $117 million (the “Grand Islander Acquisition”). Prior to the acquisition, we managed the resort property in Hawaii owned by Grand Islander. The acquisition expands our product offerings and provides existing members upgrade opportunities to locations outside of the prior Fee-for-service arrangement. The purchase price of $117 million included cash consideration, as well as $4 million of non-cash consideration attributable to the effective settlement of a pre-existing relationship based on the contract value.
As of March 31, 2024, the preliminary fair values of the assets acquired includes $8 million of cash and cash equivalents, $28 million of restricted cash, $5 million of accounts receivable, $53 million of unsecuritized timeshare financing receivables, net, $199 million of securitized timeshare financing receivables, net, $15 million of inventory, and $2 million of other assets. Of the securitized timeshare financing receivables acquired, $128 million is used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Grand Islander Timeshare Facility”). The preliminary fair values of the liabilities assumed consist of $193 million of non-recourse debt and $4 million of other liabilities.
The estimated fair values of the assets acquired, and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. We preliminarily estimated the fair value of the timeshare financing receivables and inventory using a discounted cash flow

Table of Contents.
model, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivable and the sell-out period of the inventory, respectively. For non-recourse debt, we estimated the fair value using recent trades of the debt, using adjustments to recent trades of similar debt or the settlement amounts for debt that was repaid in close proximity to the Grand Islander Acquisition Date.
The timeshare financing receivables acquired were considered PCD assets. The following table presents the acquired assets with credit deterioration as of the Grand Islander Acquisition Date:

($ in millions)	As of December 1, 2023
Purchase price	$252
Allowance for credit losses	24
Premium attributable to other factors	(2)
Par value	$274
Goodwill of $4 million is calculated as total consideration transferred less net assets acquired. The measurement period adjustments recorded during the quarter ended March 31, 2024 resulted from changes to our estimates of the fair value of the acquired assets and assumed liabilities based on updated preliminary valuations of acquired timeshare financing receivables and inventory. These resulted in an increase to goodwill for the period of $2 million. We have allocated the acquired goodwill of $4 million to our Real Estate Sales and Financing segment. Our allocations may change throughout the measurement period as we continue to finalize the fair value of assets acquired and liabilities assumed in the Grand Islander Acquisition. The majority of goodwill is expected to be deductible for tax purposes. All amounts recorded, including those based on estimates and assumptions, are subject to change during the measurement period, not to exceed one year from the Grand Islander Acquisition Date.
NOTE 4: REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables show our disaggregated revenues by product and segment from contracts with customers. We operate our business in the following two reportable segments: (i) Real estate sales and financing and (ii) Resort operations and club management. See Note 17: Business Segments for more information related to our segments.

($ in millions)	Three Months Ended March 31,
Real Estate Sales and Financing Segment	2024	2023
Sales of VOIs, net	$438	$318
Sales, marketing, brand and other fees	145	158
Interest income	96	66
Other financing revenue	8	8
Real estate sales and financing segment revenues	$687	$550

($ in millions)	Three Months Ended March 31,
Resort Operations and Club Management Segment	2024	2023
Club management	$63	$51
Resort management	103	80
Rental(1)	169	147
Ancillary services	12	11
Resort operations and club management segment revenues	$347	$289
(1)Excludes intersegment transactions. See Note 17: Business Segments for additional information.
Receivables from Contracts with Customers, Contract Liabilities, and Contract Assets
Our accounts receivable that relate to our contracts with customers includes amounts associated with our contractual right to consideration for completed performance obligations and are settled when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the

Table of Contents.
passage of time. Our timeshare financing receivables consist of loans related to our financing of VOI sales that are secured by the underlying timeshare properties. See Note 6: Timeshare financing receivables for additional information.
The following table provides information on our contracts with customers which are included in Accounts receivable, net and Timeshare financing receivables, net, respectively, on our condensed consolidated balance sheets:

($ in millions)	March 31, 2024	December 31, 2023
Receivables from contracts with customers:
Accounts receivable, net	$360	$343
Timeshare financing receivables, net	3,030	2,113
Total	$3,390	$2,456
Contract liabilities include payments received or due in advance of satisfying our performance obligations. Such contract liabilities include advanced deposits received on prepaid vacation packages for future stays at our resorts, deferred revenue related to sales of VOIs of projects under construction, club activation fees and annual dues, the liability for bonus points awarded to our customers for purchase of VOIs at our properties or properties under our fee-for-service arrangements that may be redeemed in the future, deferred maintenance fees and other deferred revenue.
The following table presents the composition of our contract liabilities:

($ in millions)	March 31, 2024	December 31, 2023
Contract liabilities:
Advanced deposits	$181	$179
Deferred sales of VOIs of projects under construction	35	39
Club activation fees and annual dues	180	97
Bonus point incentive liability(1)	94	83
Deferred maintenance fees	39	12
Other deferred revenue	86	38
(1)The balance includes $52 million and $54 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the three months ended March 31, 2024, that was included in the contract liabilities balance at December 31, 2023, was approximately $82 million.
Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. There were no contract assets as of March 31, 2024, and $13 million of contract assets as of December 31, 2023.
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
Deferred VOI sales includes deferred revenue from sales associated with phases or buildings under-construction and not yet completed. The following table presents the deferred revenue, deferred cost of VOI sales and deferred direct selling costs from sales of VOIs related to projects under construction:

($ in millions)	March 31, 2024	December 31, 2023
Sales of VOIs, net	$35	$39
Cost of VOI sales	11	10
Sales and marketing expense	5	6
During the three months ended March 31, 2024, we recognized $41 million of sales of VOIs, net, offset by deferrals of $39 million, related to sales of projects under construction, some of which were completed during the year. We

Table of Contents.
expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of March 31, 2024, upon their completion in 2024.
The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Bonus points incentive liability as of March 31, 2024:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$181	18 months	Upon customer stays
Club activation fees	66	7 years	Straight-line basis over average inventory holding period
Bonus point incentive liability	94	18 - 30 months	Upon redemption
NOTE 5: ACCOUNTS RECEIVABLE
Accounts receivable within the scope of ASC 326 are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	March 31, 2024	December 31, 2023
Fee-for-service commissions	$44	$57
Real estate and financing	79	87
Resort and club operations	237	199
Tax receivables	150	97
Insurance claims receivable	—	54
Other receivables	5	13
Total	$515	$507
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates.
The changes in our allowance were as follows during the three months ended March 31, 2024:

($ in millions)	Fee-for-service commissions	Real estate and financing	Resort and club operations	Total
Balance as of December 31, 2023	$23	$34	$3	$60
Current period provision for expected credit losses	2	3	11	16
Write-offs charged against the allowance	(8)	(7)	—	(15)
Balance as of March 31, 2024	$17	$30	$14	$61
NOTE 6: TIMESHARE FINANCING RECEIVABLES
We define our timeshare financing receivables portfolio segments as (i) originated and (ii) acquired. Our originated portfolio represents timeshare financing receivables that originated after August 2, 2021 related to Diamond (“Legacy-Diamond”), after December 1, 2023 related to Grand Islander (“Legacy-Grand Islander”), after January 17, 2024 related to Bluegreen (“Legacy-Bluegreen”) and timeshare financing receivables that existed both prior to and following the various acquisition dates (“Legacy-HGV”). Our acquired portfolio includes all timeshare financing receivables acquired from Legacy-Diamond, Legacy-Grand Islander and Legacy-Bluegreen that existed as of the respective acquisition dates.

Table of Contents.
The following table presents the components of each portfolio segment by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Securitized	$715	$770	$610	$214
Unsecuritized(1)	1,517	1,326	973	551
Timeshare financing receivables, gross	$2,232	$2,096	$1,583	$765
Unamortized non-credit acquisition premium(2)	—	—	115	32
Less: allowance for financing receivables losses	(539)	(500)	(361)	(279)
Timeshare financing receivables, net	$1,693	$1,596	$1,337	$518
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
(2)Non-credit premium of $97 million was recognized at the Diamond Acquisition Date, of which $22 million and $26 million remains unamortized as of March 31, 2024 and December 31, 2023, respectively. Non-credit premium of $1 million was recognized at the Grand Islander Acquisition Date with $1 remaining unamortized as of March 31, 2024 and December 31, 2023. Non-credit premium of $102 million was recognized at the Bluegreen Acquisition Date, of which $92 million remains unamortized as of March 31, 2024.
As of March 31, 2024 and December 31, 2023, we had timeshare financing receivables of $396 million and $415 million, respectively, securing the Timeshare Facility. In connection with the acquisition of Grand Islander and Bluegreen, we had access to additional timeshare facilities, which were terminated as of March 31, 2024.
For our originated portfolio, we record an estimate of variable consideration for defaults as a reduction of revenue from financed VOI sales at the time revenue is recognized. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. During the three months ended March 31, 2024, and 2023, we recorded an adjustment to our estimate of variable consideration of $64 million and $30 million, respectively. For our acquired portfolio, any changes to the estimates of our allowance are recorded within Financing expense on our unaudited condensed consolidated statements of operations in the period in which the change occurs.
We recognize interest income on our timeshare financing receivables as earned. As of March 31, 2024 and December 31, 2023, we had interest receivable outstanding of $17 million each period, on our originated timeshare financing receivables. As of March 31, 2024 and December 31, 2023, we had interest receivable outstanding of $11 million and $4 million, respectively, on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our unaudited condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of March 31, 2024, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 15.1%, a weighted-average remaining term of 8.3 years and maturities through 2039. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 14.9%, a weighted-average remaining term of 7.5 years and maturities through 2039.
We apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees; interest; principal; and late charges. Once a loan is 91 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. During the three months ended March 31, 2024, and 2023, we reversed $19 million and $18 million, respectively, of accrued interest income. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 91 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 121 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process is complete.
Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

Table of Contents.

($ in millions)	Originated	Acquired
Balance as of December 31, 2023	$500	$279
Initial allowance for PCD financing receivables acquired during the period(1)	—	131
Provision for financing receivables losses(2)	64	—
Write-offs	(27)	(54)
Inventory recoveries	—	7
Upgrades(4)	2	(2)
Balance as of March 31, 2024	$539	$361

($ in millions)	Originated	Acquired
Balance as of December 31, 2022	$404	$338
Provision for financing receivables losses(2)	30	—
Write-offs	(17)	(16)
Inventory recoveries	—	4
Upgrades(4)	1	(1)
Balance as of March 31, 2023	$418	$325
(1)The initial gross allowance determined for receivables with credit deterioration was $137 million as of the Bluegreen Acquisition Date. We also reduced the gross allowance determined for receivables with credit deterioration for Legacy-Grand Islander by $6 million
(2)Includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded timeshare financing receivables.
(3)Includes incremental provision for credit loss expense from Acquired loans.
(4)Represents the initial change in allowance resulting from upgrades of Acquired loans. Upgraded Acquired loans and their related allowance are included in the Originated portfolio segment.
Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of March 31, 2024 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2024 (remaining)	$63	$78	$141
2025	89	110	199
2026	92	119	211
2027	93	130	223
2028	88	146	234
Thereafter	290	934	1,224
Total	$715	$1,517	$2,232
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
The fair value of our acquired timeshare financing receivables as of each respective acquisition date was determined using a discounted cash flow method, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivables. Consequently, the fair value of the acquired timeshare financing receivables recorded on our unaudited condensed consolidated balance sheet as of the respective acquisition date included an estimate of expected financing receivable losses which became the historical cost basis for that portfolio going forward.

Table of Contents.
The allowance for financing receivable losses for our acquired timeshare financing receivables is remeasured at each period end and takes into consideration an estimated measure of anticipated defaults and early repayments. We consider historical timeshare financing receivables performance and the current economic environment in the re-measurement of the allowance for financing receivable losses for our acquired timeshare financing receivables. Subsequent changes to the allowance for acquired financing receivable losses are recorded within Financing expense on our unaudited condensed consolidated statements of operations in the period in which the change occurs.
Our gross acquired timeshare financing receivables as of March 31, 2024 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2024 (remaining)	$54	$66	$120
2025	79	93	172
2026	81	100	181
2027	83	106	189
2028	79	112	191
Thereafter	234	496	730
Total	$610	$973	$1,583
Credit Quality of Timeshare Financing Receivables
We evaluate these portfolios collectively for purposes of estimating variable consideration, since we hold a large group of homogeneous timeshare financing receivables which are individually immaterial. We monitor the collectability of our receivables on an ongoing basis. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for estimating expected defaults and determining our allowance for financing receivables losses on our timeshare financing receivables. For the static pool analysis, we use several years of default data through which we stratify our portfolio using certain key dimensions to stratify our portfolio, including FICO scores, equity percentage at the time of sale and certain other factors. The adequacy of the related allowance is determined by management through analysis of several factors, such as current and forward-looking economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables.
Originated Timeshare Financing Receivables
Our originated gross balances by average FICO score of our originated timeshare financing receivables were as follows:

	Originated
	March 31, 2024
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$896	$414	$7	$67	$1,384
600-699	316	229	2	15	562
<600	39	31	—	—	70
No score(1)	200	8	7	1	216
Total	$1,451	$682	$16	$83	$2,232
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

Table of Contents.

	Originated
	December 31, 2023
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$882	$403	$3	$—	$1,288
600-699	311	220	—	—	531
<600	39	31	—	—	$70
No score(1)	196	8	3	—	207
Total	$1,428	$662	$6	$—	$2,096
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following table details our gross originated timeshare financing receivables by the origination year and average FICO score as of March 31, 2024:

	Originated Timeshare Financing Receivables
($ in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO score
700+	$249	$501	$333	$131	$31	$139	$1,384
600-699	75	205	157	59	11	55	562
<600	6	25	21	8	2	8	70
No score(1)	34	74	38	19	11	40	216
Total	$364	$805	$549	$217	$55	$242	$2,232

Current period gross write-offs	$—	$7	$12	$2	$1	$5	$27
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of March 31, 2024 and December 31, 2023, we had ceased accruing interest on originated timeshare financing receivables with an aggregate principal balance of $227 million and $208 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Originated - Securitized
	March 31, 2024
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$522	$148	$—	$11	$681
31 - 90 days past due	12	9	—	—	21
91 - 120 days past due	4	3	—	—	7
121 days and greater past due	4	2	—	—	6
Total	$542	$162	$—	$11	$715

	Originated - Unsecuritized
	March 31, 2024
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$782	$390	$16	$72	$1,260
31 - 90 days past due	21	22	—	—	43
91 - 120 days past due	5	6	—	—	11
121 days and greater past due	101	102	—	—	203
Total	$909	$520	$16	$72	$1,517

Table of Contents.

	Originated - Securitized
	December 31, 2023
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$577	$162	$—	$—	$739
31 - 90 days past due	11	8	—	—	19
91 - 120 days past due	4	3	—	—	7
121 days and greater past due	2	3	—	—	5
Total	$594	$176	$—	$—	$770

	Originated - Unsecuritized
	December 31, 2023
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$723	$366	$6	$—	$1,095
31 - 90 days past due	16	18	—	—	34
91 - 120 days past due	4	7	—	—	11
121 days and greater past due	91	95	—	—	186
Total	$834	$486	$6	$—	$1,326
Acquired Timeshare Financing Receivables
Our gross balances by average FICO score of our acquired timeshare financing receivables were as follows:

	Acquired
	March 31, 2024
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$237	$59	$576	$872
600-699	172	18	289	479
<600	37	1	12	50
No score(1)	11	165	6	182
Total	$457	$243	$883	$1,583
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Acquired
	December 31, 2023
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$256	$66	$—	$322
600-699	189	20	—	209
<600	42	—	—	42
No score(1)	12	180	—	192
Total	$499	$266	$—	$765
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

Table of Contents.
The following tables detail our gross acquired timeshare financing receivables by the origination year and average FICO score as of March 31, 2024:

	Acquired Timeshare Financing Receivables
($ in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO score
700+	$14	$331	$132	$97	$73	$225	$872
600-699	3	129	73	65	48	161	479
<600	—	5	3	7	8	27	50
No score(1)	—	40	28	16	21	77	182
Total	$17	$505	$236	$185	$150	$490	$1,583

Current period gross write-offs	$—	$11	$9	$13	$10	$11	$54
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of March 31, 2024 and December 31, 2023, we had ceased accruing interest on acquired timeshare financing receivables with an aggregate principal balance of $302 million and $279 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Acquired - Securitized
	March 31, 2024
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$118	$49	$410	$577
31 - 90 days past due	5	1	14	20
91 - 120 days past due	1	1	6	8
121 days and greater past due	3	—	2	5
Total	$127	$51	$432	$610

	Acquired - Unsecuritized
	March 31, 2024
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$81	$171	$404	$656
31 - 90 days past due	5	6	17	28
91 - 120 days past due	2	1	6	9
121 days and greater past due	242	14	24	280
Total	$330	$192	$451	$973

	Acquired - Securitized
	December 31, 2023
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$131	$71	$—	$202
31 - 90 days past due	6	1	—	7
91 - 120 days past due	2	—	—	2
121 days and greater past due	3	—	—	3
Total	$142	$72	$—	$214

Table of Contents.

	Acquired - Unsecuritized
	December 31, 2023
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$91	$183	$—	$274
31 - 90 days past due	5	3	—	8
91 - 120 days past due	2	1	—	3
121 days and greater past due	253	13	—	266
Total	$351	$200	$—	$551
NOTE 7: INVENTORY
Inventory was comprised of the following:

($ in millions)	March 31, 2024	December 31, 2023
Completed unsold VOIs	$1,511	$1,259
Construction in process	293	140
Land, infrastructure and other	1	1
Total	$1,805	$1,400
The table below presents cost of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales:

	Three Months Ended March 31,
($ in millions)	2024	2023
Cost of sales true-up(1)	$15	$16
(1)For the three months ended March 31, 2024 and 2023, respectively, the cost of sales true-up decreased cost of VOI sales and increased inventory.
NOTE 8: CONSOLIDATED VARIABLE INTEREST ENTITIES
As of March 31, 2024, we consolidated 18 VIEs, for which 9 we obtained a controlling financial interest as part of the Bluegreen Acquisition. The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
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
We have aggregated the variable interests in the entities, including those associated with Bluegreen's outstanding timeshare financing receivables securitization transactions, for disclosure purposes as they are similar in nature. See Note 11: Debt and Non-recourse debt for additional information.
Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	March 31, 2024	December 31, 2023
Restricted cash	$62	$48
Timeshare financing receivables, net	1,487	1,395
Non-recourse debt, net	1,510	1,466
NOTE 9: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of March 31, 2024 and December 31, 2023, we had ownership interests in BRE Ace LLC and 1776 Holding LLC, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. These two unconsolidated affiliates have aggregated debt balances of $413 million and $427 million as of

Table of Contents.
March 31, 2024 and December 31, 2023, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totaled $76 million and $71 million as of March 31, 2024 and December 31, 2023, respectively, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 16: Related Party Transactions for additional information.
As part of the Bluegreen Acquisition, we acquired variable interest within statutory business trusts (collectively, the “Trusts”) formed previously by wholly owned subsidiaries of the Company. Each subsidiary issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933 and invested the proceeds thereof in its junior subordinated debentures. The Trusts are VIEs in which the subsidiaries are not the primary beneficiaries. Accordingly, the Company and its subsidiaries do not consolidate the operations of the Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. The maximum exposure to loss as a result of involvement with the Trusts is (i) the carrying amount of the investments, which totaled $2 million as of March 31, 2024. We had $70 million of junior subordinated debentures outstanding as of March 31, 2024, which we subsequently paid down in April 2024 and terminated our interests in the Trusts. See Note 11: Debt and Non-recourse debt for additional information.
For these VIEs, our investment interests are included in the condensed consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the unaudited condensed consolidated statements of operations as Equity in earnings from unconsolidated affiliates.
NOTE 10: INTANGIBLE ASSETS
Intangible assets and related accumulated amortization were as follows:

	March 31, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(19)	$29
Management contracts	1,819	(379)	1,440
Club member relationships	175	(62)	113
Capitalized software	228	(133)	95
Marketing agreements	209	(3)	206
Other contract-related intangible assets	45	(1)	44
Total	$2,524	$(597)	$1,927

	December 31, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(18)	$—
Management contracts	1,340	(347)	993
Club member relationships	139	(57)	82
Capitalized software	207	(124)	83
Total	$1,704	$(546)	$1,158
As of March 31, 2024, we acquired definite-life intangible assets as part of the Bluegreen Acquisition, which have been valued on a preliminary basis, in the amount of $812 million as of the Bluegreen Acquisition Date. Refer to Note 3: Acquisitions for additional information.
Amortization expense on intangible assets was $51 million and $40 million for the three months ended March 31, 2024 and 2023, respectively. No intangible impairment charges were recognized during the three months ended March 31, 2024 and 2023, respectively.

Table of Contents.
NOTE 11: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	March 31, 2024	December 31, 2023
Debt(1)
Senior secured credit facility
Term loan with a rate of 8.191%, due 2028	$1,268	$1,271
Term loan with a rate of 8.076%, due 2031	900	—
Revolver with a rate of 7.327%, due 2026	698	438
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Senior notes with a rate of 6.625%, due 2032	900	—
Junior subordinated debentures	70	—
Other debt (4)	37	33
Total debt, gross	5,223	3,092
Less: unamortized deferred financing costs and discounts(2)(3)(5)	(79)	(43)
Total debt, net	$5,144	$3,049
(1)As of March 31, 2024 and December 31, 2023, weighted-average interest rates were 6.963% and 6.649%, respectively.
(2)Amount includes unamortized deferred financing costs related to our term loans and senior notes of $42 million and $27 million, respectively, as of March 31, 2024 and $21 million and $17 million, respectively, as of December 31, 2023. This amount also includes unamortized original issuance discounts of $7 million and $5 million as of March 31, 2024 and December 31, 2023, respectively.
(3)Amount does not include unamortized deferred financing costs of $3 million as of March 31, 2024 and December 31, 2023, respectively, related to our revolving facility which are included in Other assets in our unaudited condensed consolidated balance sheets.
(4)This amount includes $5 million related to the recourse portion on the NBA Receivables Facility, which is generally limited to the greater of 15% of the outstanding borrowings and $5 million, subject to certain exceptions.
(5)Amount also includes unamortized discount of $3 million related to the Bluegreen securitized debt recognized at the Bluegreen Acquisition Date.
Senior secured credit facility
On January 17, 2024, we entered into Amendment No. 4 (the “Amendment”) to the Credit Agreement and incurred $900 million of new term loan that will mature on January 17, 2031. Proceeds from the new term loans were used to pay the Bluegreen Acquisition consideration, fees and expenses incurred in connection with the Amendment and to refinance the repayment of certain indebtedness of Bluegreen and its subsidiaries.
As of March 31, 2024, we had $9 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of March 31, 2024. As of March 31, 2024, we have $293 million remaining borrowing capacity under the revolver facility.
On April 8, 2024, we amended our Term Loan B under the Senior secured credit facility. Under the amendment, the new interest rate is SOFR plus 2.50%, down from SOFR plus 2.75%. The credit spread adjustment for the Term Loan B has been removed.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the remaining available SOFR based senior secured credit facility. As of March 31, 2024, these interest rate swaps convert the SOFR-based variable rate on our Term Loan due 2028 to average fixed rates of 1.55% per annum with maturities between 2026 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of March 31, 2024, the aggregate notional values of the interest rate swaps under our Term Loan due 2028 was $550 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the estimated fair values of our cash flow hedges were $48 million and $42 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. We classify cash inflows and outflows from derivatives that hedge interest rate risk within operating activities in the unaudited condensed consolidated statements of cash flows.

Table of Contents.
The following table reflects the activity, net of tax, in Accumulated other comprehensive income related to our derivative instruments during the three months ended March 31, 2024:

Net unrealized gain on derivative instruments
Balance as of December 31, 2023	$32
Other comprehensive income before reclassifications, net	8
Reclassifications to net income	(4)
Balance as of March 31, 2024	$36
Senior secured notes
On January 10, 2024, we completed an offering for $900 million aggregate principal amount of 6.625% senior secured notes due 2032 issued by our wholly-owned subsidiaries, Hilton Grand Vacations Borrower Escrow, LLC and Hilton Grand Vacations Borrower Escrow, Inc. Proceeds from the new secured notes were used to pay the Bluegreen Acquisition consideration, fees and expenses incurred in connection with the Amendment and to refinance the repayment of certain indebtedness of Bluegreen and its subsidiaries.
Senior Notes due 2032
The Senior Secured Notes are guaranteed on a senior secured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of March 31, 2024.
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of March 31, 2024.
Junior subordinated debentures
As part of the Bluegreen Acquisition, we assumed the junior subordinated debentures. As of March 31, 2024, we had $70 million of junior subordinated debentures outstanding, which we subsequently paid down in April 2024. The junior subordinated debentures bore interest at the three-month SOFR plus 0.26% and a margin of 3.80% to 4.90% and were scheduled to mature between 2035 and 2036.

Table of Contents.
Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	March 31, 2024	December 31, 2023
Non-recourse debt(1)
Timeshare Facility with an average rate of 6.540%, due 2027(2)	$290	$400
Grand Islander Timeshare Facility with an average rate of 6.716%, due 2029	—	124
HGV Securitized Debt with a weighted average rate of 3.602%, due 2032	59	66
HGV Securitized Debt with a weighted average rate of 2.431%, due 2033	63	70
HGV Securitized Debt with a weighted average rate of 4.304%, due 2034	107	118
HGV Securitized Debt with a weighted average rate of 4.826%, due 2037	170	188
HGV Securitized Debt with a weighted average rate of 5.937%, due 2038	239	264
HGV Securitized Debt with a weighted average rate of 3.658%, due 2039	86	95
Grand Islander Securitized Debt with a weighted average rate of 2.965%, due 2029	—	15
Grand Islander Securitized Debt with a weighted average rate of 3.316%, due 2033	50	55
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2033	80	87
Bluegreen Securitized Debt with a weighted average rate of 3.354%, due 2031	7	—
Bluegreen Securitized Debt with a weighted average rate of 3.117%, due 2032	16	—
Bluegreen Securitized Debt with a weighted average rate of 4.019%, due 2034	24	—
Bluegreen Securitized Debt with a weighted average rate of 2.597%, due 2036	52	—
Bluegreen Securitized Debt with a weighted average rate of 4.599%, due 2037	106	—
Bluegreen Securitized Debt with a weighted average rate of 6.321%, due 2038	179	—
Quorum Purchase Facility with an average rate of 5.022%, due 2034	8	—
NBA Receivables Facility with an average rate of 7.240%, due 2031(5)	24	—
Total non-recourse debt, gross	1,560	1,482
Less: unamortized deferred financing costs and discount(3)(4)	(26)	(16)
Total non-recourse debt, net	$1,534	$1,466
(1)As of March 31, 2024 and December 31, 2023, weighted-average interest rates were 4.969% and 5.095%, respectively.
(2)The revolving commitment period of the Timeshare Facility terminates in March 2026; however, the repayment maturity date extends 12 months beyond the commitment termination date to March 2027.
(3)Amount relates to securitized debt only and does not include unamortized deferred financing costs of $4 million and $2 million as of March 31, 2024 and December 31, 2023, respectively, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.
(4)Amount also includes unamortized discount of $3 million related to the Grand Islander securitized debt recognized at the Grand Islander Acquisition Date and unamortized discount of $13 million related to the Bluegreen securitized and non-recourse debt recognized at the Bluegreen Acquisition Date.
(5)Recourse on the NBA Receivables Facility is generally limited to the greater of 15% of the outstanding borrowings and $5.0 million, subject to certain exceptions.

The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of March 31, 2024, our Timeshare Facility has a remaining borrowing capacity of $460 million. In March 2024, we renewed our Timeshare Facility agreement under new terms, which include extending the commitment and maturity period to March 2026 and March 2027, respectively, and permitting to pledge as collateral certain timeshare loans associated to Grand Islander. On January 31, 2024, we terminated the Grand Islander Timeshare Facility. In connection with the Bluegreen Acquisition, we acquired an additional timeshare facility which was subsequently terminated in February 2024.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $62 million and $48 million as of March 31, 2024 and December 31, 2023, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Table of Contents.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of March 31, 2024 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2024 (remaining nine months)	$90	$255	$345
2025	26	269	295
2026	722	222	944
2027	22	457	479
2028	1,238	123	1,361
Thereafter	3,125	235	3,360
Total	$5,223	$1,561	$6,784
NOTE 12: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	March 31, 2024
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$3,030	$—	$3,181
Liabilities:
Debt, net(2)	5,144	3,384	1,704
Non-recourse debt, net(2)	1,534	1,209	326

	December 31, 2023
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$2,113	$—	$2,289
Liabilities:
Debt, net(2)	3,049	2,496	483
Non-recourse debt, net(2)	1,466	867	592
(1)Carrying amount net of allowance for financing receivables losses.
(2)Carrying amount net of unamortized deferred financing costs and discounts.
Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values. The table above excludes interest rate swaps discussed below and cash and cash equivalents, restricted cash, accounts receivable and advanced deposits, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.
The estimated fair values of our originated and acquired timeshare financing receivables were determined using a discounted cash flow model. Our model incorporates default rates, coupon rates, credit quality and loan terms respective to the portfolio based on current market assumptions for similar types of arrangements.
The estimated fair values of our Level 2 derivative financial instruments were determined utilizing projected future cash flows discounted based on an expectation of future interest rates derived from observable market interest rate curves and market volatility. Refer to Note 11: Debt and Non-recourse Debt above.

Table of Contents.
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
NOTE 13: INCOME TAXES
The effective tax rate for the three months ended March 31, 2024 and 2023 was approximately 73% and 19%, respectively. The effective tax rate increase year over year is primarily due to the impact of discrete items, primarily unrecognized tax benefits, relative to (loss) income before taxes. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21% is primarily due to the impact of state and foreign income taxes and discrete items, primarily unrecognized tax benefits.
NOTE 14: SHARE-BASED COMPENSATION
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
On March 4, 2024, we filed a Registration Statement on Form S-8 to register 118,078 shares of common stock, par value $0.01 per share, of HGV’s Common Stock that may be issued under the 2023 Plan in accordance with, and subject to the terms and conditions of, an exception under Rule 303A.08 of the NYSE Listed Company Manual (“Rule 303A.08”). The shares of Common Stock registered represented the number of shares of Bluegreen common stock that were available for issuance under the Bluegreen’s 2021 Incentive Plan immediately prior to the Bluegreen Acquisition, as appropriately adjusted to reflect the Bluegreen Acquisition and assumed by us, in accordance with Rule 303A.08.
On March 5, 2024, our Board of Directors approved transaction incentive awards (“Transaction Incentive Awards”) in connection with the Bluegreen Acquisition consisting of Performance RSUs and performance-based cash awards (the “Performance Cash Awards”) for certain executive officers and employees. The Transaction Incentive Awards were granted under, and pursuant to the terms and conditions of, the 2023 Plan, and the award agreements approved by the Compensation Committee. The Performance Cash Awards are $8.1 million and are payable based on the level of achievement of pre-established performance goals relating to run rate cost savings following an 18-month performance period commencing on the Bluegreen Acquisition Date, and ending on June 30, 2025, except that fifty percent (50%) of the Performance Cash Award is eligible to vest and be payable on September 30, 2024, if certain run rate cost savings goals are achieved by such date.
As of March 31, 2024, there were 4,163,724 shares of common stock available for future issuance under the 2023 plan. We recognized share-based compensation expense of $9 million and $10 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, unrecognized compensation costs for unvested awards was approximately $83 million, which is expected to be recognized over a weighted average period of 1.7 years.
Service RSUs
During the three months ended March 31, 2024, we issued 603,049 Service RSUs with a grant date fair value of $44.32, which generally vest in equal annual installments over three years from the date of grant.
Options
During the three months ended March 31, 2024, we granted 366,886 Options with an exercise price of $44.32, which generally vest over three years from the date of the grant.
The weighted-average grant date fair value of these Options was $22.56, which was determined using the Black-Scholes-Merton option-pricing model with the assumptions included in the table below. Expected volatility is calculated

Table of Contents.
using the historical volatility of our share price. Risk-free rate is based on the Treasury Constant Maturity Rate closest to the expected life as of the grant date. Expected term is estimated using the vesting period and contractual term of the Options.

Expected volatility	47.7%
Dividend yield (1)	—%
Risk-free rate	4.1%
Expected term (in years)	6.0
(1)At the date of grant we had no plans to pay dividends during the expected term of these options.
As of March 31, 2024, we had 1,916,365 Options outstanding that were exercisable.
Performance RSUs
During the three months ended March 31, 2024, we issued 142,629 Performance RSUs with a grant date fair value of $44.32. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.
As part of the Transaction Incentive Awards, we issued 275,477 Performance RSUs with a grant date fair value of $44.32. These Performance RSUs are settled at the end of a 2-year performance period commencing as of the Bluegreen Acquisition Date, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain run rate cost savings. These Performance RSUs are subject to the executive’s continued employment with the Company.
We determined that the performance conditions for our Performance RSUs are probable of achievement and, for the three months ended March 31, 2024, and 2023, we recognized compensation expense based on the number of Performance RSUs we expect to vest.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the ESPP, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The Board of Directors amended the ESPP plan in 2022 to allow eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. The amendment became effective in 2023. During the three months ended March 31, 2024 and 2023, we recognized less than $1 million of compensation expense related to this plan, respectively.

Table of Contents.
NOTE 15: (LOSS)/EARNINGS PER SHARE
The following tables present the calculation of our basic and diluted earnings per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations:

	Three Months Ended March 31,
($ and shares outstanding in millions, except per share amounts)	2024	2023
Basic EPS:
Numerator:
Net (loss) income attributable to stockholders	$(4)	$73
Denominator:
Weighted average shares outstanding	105.1	112.7
Basic EPS(1)	$(0.04)	$0.65
Diluted EPS:
Numerator:
Net (loss) income attributable to stockholders	$(4)	$73
Denominator:
Weighted average shares outstanding	105.1	114.4
Diluted EPS(1)	$(0.04)	$0.64

Basic weighted average shares outstanding	105.1	112.7
RSUs(2), PSUs(3), Options(4) and ESPP	—	1.7
Diluted weighted average shares outstanding	105.1	114.4
(1)Earnings per share amounts are calculated using whole numbers.
(2) Excludes approximately 136,000 shares of RSUs that would have been anti-dilutive to EPS for the three months ended March 31, 2023 under the treasury stock method. These RSUs could potentially dilute EPS in the future.
(3) Excludes approximately 33,000 shares of PSUs that would have been anti-dilutive to EPS for the three months ended March 31, 2023 under the treasury stock method. These PSUs could potentially dilute EPS in the future.
(4) Excludes approximately 530,000 shares of Options that would have been anti-dilutive to EPS for the three months ended March 31, 2023 under the treasury stock method. These Options could potentially dilute EPS in the future.

The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period. Potentially dilutive shares of 1,553,010 for the three months ended March 31, 2024, were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share as a result of our net loss position.
Share Repurchases
On May 3, 2023, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the “2023 Repurchase Plan”). The following table summarizes stock repurchase activity under the share repurchase program as of March 31, 2024:

(in millions)	Shares	Cost
As of December 31, 2023	4	$141
Repurchases	2	99
As of March 31, 2024	6	$240
From April 1, 2023 through April 30, 2024, we repurchased approximately 1.1 million shares for $47 million. As of April 30, 2024, we had $213 million of remaining availability under the 2023 Repurchase Plan.
NOTE 16: RELATED PARTY TRANSACTIONS
BRE Ace LLC and 1776 Holding, LLC
We hold an ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, by Hilton Grand Vacations.”

Table of Contents.
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

	Three Months Ended March 31,
($ in millions)	2024	2023
Equity in earnings from unconsolidated affiliates	$5	$3
Commissions and other fees	36	52
We also had $4 million and $19 million of outstanding receivables related to the fee-for-service agreements included in Accounts receivable, net on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
NOTE 17: BUSINESS SEGMENTS
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
The performance of our operating segments, which are also our reportable segments, is evaluated primarily based on adjusted earnings before interest expense (excluding non-recourse debt), taxes, depreciation and amortization (“EBITDA”). We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) other gains, including asset dispositions and foreign currency transactions; (ii) debt restructurings/retirements; (iii) non-cash impairment losses; (iv) share-based and other compensation expenses; and (v) other items, including but not limited to costs associated with acquisitions, restructuring, amortization of premiums and discounts resulting from purchase accounting, and other non-cash and one-time charges. We define Adjusted EBITDA Attributable to Stockholders as Adjusted EBITDA excluding amounts attributable to the noncontrolling interest in Big Cedar, the joint venture in which HGV owns a 51% interest.
We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.

Table of Contents.
The following table below presents revenues for our reportable segment results which include the acquired Grand Islander and Bluegreen operations, within both segments and as of their respective acquisition dates, reconciled to consolidated amounts:

	Three Months Ended March 31,
($ in millions)	2024	2023
Revenues:
Real estate sales and financing	$687	$550
Resort operations and club management(1)	360	302
Total segment revenues	1,047	852
Cost reimbursements	122	95
Intersegment eliminations(1)	(13)	(13)
Total revenues	$1,156	$934
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts.
The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended March 31,
($ in millions)	2024	2023
Adjusted EBITDA:
Real estate sales and financing(1)	$206	$169
Resort operations and club management(1)	134	109
Segment Adjusted EBITDA	340	278
Acquisition and integration-related expense	(109)	(17)
General and administrative	(45)	(42)
Depreciation and amortization	(62)	(51)
License fee expense	(35)	(30)
Other (loss) gain, net	(5)	1
Interest expense	(79)	(44)
Income tax benefit (expense)	11	(17)
Equity in earnings from unconsolidated affiliates	5	3
Impairment expense	(2)	—
Other adjustment items(2)	(21)	(8)
Net (loss) income	(2)	73
Income attributable to noncontrolling interest	2	—
Net (loss) income attributable to stockholders	$(4)	$73
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)For the three months ended March 31, 2024 and 2023, these amounts include costs associated with stock-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
NOTE 18: COMMITMENTS AND CONTINGENCIES
Commitments
We have fulfilled certain arrangements with developers where we were committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2024, there are no future inventory commitments and we have not entered into new arrangements with developers. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are

Table of Contents.
subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.
During the three months ended March 31, 2024, we fulfilled $27 million of purchases required under our inventory commitments for properties in Japan and completed the payment of $17 million related to the inventory commitment in South Carolina included within Accounts payable, accrued expenses and other as of December 31, 2023. As of March 31, 2024, our remaining obligations were expected to be incurred as follows:

($ in millions)	2024 (remaining)	2025	2026	2027	2028	Thereafter	Total
Marketing and License Fee Agreements	21	$49	$64	$78	$83	$196	$491
Other commitments(1)	6	4	2	1	1	2	16
Total	$27	$53	$66	$79	$84	$198	$507
(1)Primarily relates to commitments related to information technology, and sponsorships.
Bass Pro Shops Marketing Agreement Commitments
We entered into a new 10-year exclusive marketing agreement with Bass Pro Shops (“Bass Pro”), a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela's retail locations and through other means. As a part of this agreement, we are required to make certain minimum annual payments and certain variable payments based upon the number of travel packages sold during the year or the number of Bass Pro and Cabela's retail locations HGV maintains during the year.
As of March 31, 2024, HGV had sales and marketing operations at a total of 132 Bass Pro Shops and Cabela’s Stores, including 16 virtual kiosks.
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
As of March 31, 2024, we accrued liabilities of approximately $20 million for all legal matters, none of which relate to the judgment entered against Diamond in March 2022 in connection with a case filed in 2015 (O’Malley v. Diamond Resorts Management, Inc.). As of March 31, 2024, the judgment entered in O’Malley v. Diamond Resorts Management, Inc. was fully satisfied for approximately $104 million. Of this $104 million, we made a payment of approximately $50 million and our insurance policies covered the remaining $54 million. Since we received the portion from our insurance policies, we no longer have an insurance claim receivable within Accounts receivable, net in our unaudited condensed consolidated balance sheet as of March 31, 2024. During the three months ended March 31, 2024, we recognized charges of approximately $2 million to General and administrative in our unaudited condensed consolidated statement of operations that represents the amount of the settlement liability not deemed probable of recovery from the insurance carriers, prior to the full settlement of the matter.
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
Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $503 million as of March 31, 2024, which primarily consist of escrow, construction and subsidy related bonds.

Table of Contents.
NOTE 19: SUBSEQUENT EVENTS
On April 25, 2024, we completed a $240 million securitization of legacy Bluegreen Vacations timeshare loans through Hilton Grand Vacations Trust 2024-1B with an overall weighted average interest rate of 6.42% and an overall advance rate of 90.5%. The proceeds will primarily be used to pay down debt and for other general corporate purposes.

Table of Contents.
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023.
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
For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” and the Summary of Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as supplemented and updated by the risk factors described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.
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
“Points-based” refers to VOI sales that are backed by physical real estate that is or will be contributed to a trust.
“VOI” refers to vacation ownership intervals and interests.
“Collections” refers to the acquired portfolio of resort properties included in Diamond's single- and multi-use trusts.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q includes discussion of terms that are not recognized terms under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and financial measures that are not calculated in accordance with U.S. GAAP, including earnings before interest expense (excluding interest expense relating to our non-recourse debt), taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA, Adjusted EBITDA Attributable to Stockholders,

Table of Contents.
fee-for-service commissions and brand fees, sales and marketing expense, net, sales revenue, real estate expense, and profits and profit margins for our real estate, financing, resort and club management, and rental and ancillary services.
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
Overview
Our Business
We are a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brands. On January 17, 2024 (“Bluegreen Acquisition Date”), we completed the acquisition of Bluegreen Vacations Holding Corporation (“Bluegreen”) (the “Bluegreen Acquisition”).
Our operations primarily consist of: selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for us and third parties; financing and servicing loans provided to consumers for their VOI purchases; operating resorts and timeshare plans; and managing our clubs and exchange programs that include HGV Max, Hilton Grand Vacations Club, and Hilton Club, Diamond points-based multi-resort timeshare clubs and Bluegreen Vacation Club (collectively referred to as “Clubs”).
As of March 31, 2024, we have approximately 200 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada and Virginia inclusive of the new locations we have expanded into through the Bluegreen Acquisition. Our properties feature spacious, condominium-style accommodations with superior amenities and quality service. We are in the process of rebranding many of the Diamond properties and anticipate rebranding the majority of Bluegreen properties. As of March 31, 2024, we expect to begin rebranding of certain Bluegreen properties during the fourth quarter of 2024 to the Hilton Grand Vacations brands and Hilton standards.
As of March 31, 2024, we had approximately 718,000 members across our Club offerings. Based on the type of Club membership, certain members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort, any property in the Hilton system of 23 industry-leading brands across approximately 7,600 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options. Bluegreen Vacation Club members have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to other hotels and resorts through Bluegreen partnerships and exchange networks.
Our Segments
We operate our business across two segments: (1) Real estate sales and financing; and (2) Resort operations and club management.
Real Estate Sales and Financing
Our primary deeded product includes the marketing and selling of fee-simple VOIs deeded in perpetuity and right to use real estate interests, developed either by us or by third parties. This ownership interest is an interest in real estate generally equivalent to one week on an annual or biennial basis, at the timeshare resort in which the VOI is located. Through the Bluegreen Acquisition, we also offer a points based use right in perpetuity coupled with a freehold estate whereby upon purchase of a VOI, the purchaser directs conveyance of the VOI to the trustee of the Bluegreen Vacation Club who holds the timeshare interest pursuant to the Bluegreen Vacation Club Trust Agreement, dated as of May 18, 1994. At the time of conveyance of the timeshare interest, the purchaser becomes a member and is designated an "Owner Beneficiary" of the Bluegreen Vacation Club. Bluegreen Vacation Club members may use their allotment of points for stays at Bluegreen’s resorts or other hotels and resorts available through partnerships and exchange networks.
Our primary trust VOI product is the marketing and selling of beneficial interests in one of our Collections, which are represented by an annual or biennial allotment of points that can be utilized for vacations at any of the resorts in that Collection. In general, purchasers of a VOI in a collection do not acquire a direct ownership interest in the resort properties in the Collection. Rather for each Collection, one or more trustees hold legal title to the deeded fee simple real estate interests or the functional equivalent, or, in some cases, leasehold real estate interests for the benefit of the respective Collection’s association members in accordance with the applicable agreements.

Table of Contents.
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
For the three months ended March 31, 2024, sales from fee-for-service and just-in-time inventory were 16%, and 25% of contract sales, respectively. See “Key Business and Financial Metrics — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is $12.7 billion at current pricing. Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 31% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe, and Asia. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have approximately 100 sales distribution centers in various domestic and international locations. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers, and have an affinity with our brands.
With the Bluegreen Acquisition, our marketing and sales activities also includes marketing relationships with nationally-recognized consumer brands, such as Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, and Choice Hotels. HGV signed a new 10-year exclusive marketing agreement with Bass Pro that provides HGV with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. As of March 31, 2024, HGV had sales and marketing operations at a total of 132 Bass Pro Shops and Cabela’s Stores, including 16 virtual kiosks. Additionally, the joint venture between HGV and Bass Pro includes four high-end wilderness resorts under the Big Cedar Lodge brand.
Through the Bluegreen Acquisition, we also gained access to an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages.
Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the three months ended March 31, 2024, 76% of our contract sales were to our existing owners, compared to 69% for the three months ended March 31, 2023.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 65% and 59% for the three months ended March 31, 2024 and 2023, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Three Months Ended March 31,
	2024	2023
Weighted-average FICO score	744	737

Table of Contents.
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

Table of Contents.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders
EBITDA, presented herein, is a financial measure that is not recognized under U.S. GAAP that reflects net income, before interest expense (excluding non-recourse debt), a provision for income taxes and depreciation and amortization.
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
Adjusted EBITDA Attributable to Stockholders is Adjusted EBITDA excluding amounts attributable to the noncontrolling interest in HGV/Big Cedar Vacations LLC, a joint venture in which HGV is deemed to hold a controlling financial interest based on its 51% equity interest (“Big Cedar”), its active role as the day-to-day manager of its activities, and majority voting control of its management committee.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders are not recognized terms under U.S. GAAP and should not be considered as alternatives to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our definitions of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders may not be comparable to similarly titled measures of other companies.
We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income, cash flow or other methods of analyzing our results as reported under U.S. GAAP. Some of these limitations are:
•EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders do not reflect changes in, or cash requirements for, our working capital needs;
•EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders do not reflect our interest expense (excluding interest expense on non-recourse debt), or the cash requirements necessary to service interest or principal payments on our indebtedness;
•EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders do not reflect our tax expense or the cash requirements to pay our taxes;
•EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders do not reflect the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations;
•EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders do not reflect any cash requirements for future replacements of assets that are being depreciated and amortized; and
•EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders may be calculated differently from other companies in our industry limiting their usefulness as comparative measures.
Because of these limitations, EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

See below under “Segment Results” for reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders to net income, our most comparable U.S. GAAP financial measure.

Table of Contents.
Non-GAAP Measures within Our Segments
Within each of our two reportable segments, we present additional profit and profit margin information for certain key activities—real estate, financing, resort and club management, and rental and ancillary services. These non-GAAP measures are used by our management team to evaluate the operating performance of each of our key activities, and to make day-to-day operating decisions. We believe these additional measures are also important in helping investors understand the performance and efficiency with which we are able to convert revenues for each of these primary activities into operating profit, both in dollars and as margins, and are frequently used by securities analysts, investors and other interested parties as one of common performance measures to compare results or estimate valuations across companies in our industry. Specifically: —
•Sales revenue represents sales of VOIs, net, and Fee-for-service commissions and brand fees earned from the sale of fee-for-service VOIs. Fee-for-service commissions and brand fees represents sales, marketing, brand and other fees, which corresponds to the applicable line item from our unaudited condensed consolidated statements of operations, adjusted by marketing revenue and other fees earned primarily from discounted marketing related packages which encompass a sales tour to prospective owners. Real estate expense represents costs of VOI sales and Sales and marketing expense, net. Sales and marketing expense, net represents sales and marketing expense, which corresponds to the applicable line item from our unaudited condensed consolidated statements of operations, adjusted by marketing revenue and other fees earned primarily from discounted marketing related packages which encompass a sales tour to prospective owners. Both fee-for-service commissions and brand fees and sales and marketing expense, net, represent non-GAAP measures. We present these items net because it provides a meaningful measure of our underlying real estate profit related to our primary real estate activities which focus on the sales and costs associated with our VOIs.
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
•Financing profit represents financing revenue, net of financing expense, both of which correspond to the applicable line items from our unaudited condensed consolidated statements of operations. Financing profit margin is calculated as a percentage by dividing financing profit by financing revenue. We consider this to be an important non-GAAP operating measure because it measures the efficiency and profitability of our financing business in connection with our VOI sales.
•Resort and club management profit represents resort and club management revenue, net of resort and club management expense, both of which correspond to the applicable line items from our unaudited condensed consolidated statements of operations. Resort and club management profit margin is calculated as a percentage by dividing resort and club management profit by resort and club management revenue. We consider this to be an important non-GAAP operating measure because it measures the efficiency and profitability of our resort and club management business that support our VOI sales business.
•Rental and ancillary services profit represents rental and ancillary services revenues, net of rental and ancillary services expenses, both of which correspond to the applicable line items from our unaudited condensed consolidated statements of operations. Rental and ancillary services profit margin is calculated as a percentage by dividing rental and ancillary services profit by rental and ancillary services revenue. We consider this to be an important non-GAAP operating measure because it measures our ability to convert available inventory and unoccupied rooms into revenue and profit by transient rentals, as well as profitability of other services, such as food and beverage, retail, spa offerings and other guest services.
Each of the foregoing four profit measures is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our calculation of such measures may not be comparable to similarly titled measures of other companies. Furthermore, these measures have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income or other methods of analyzing our results as reported under U.S. GAAP. Such limitations include the fact that these measures only include those revenues and expenses related to one of the four specified operating activities as opposed to on a consolidated basis, and other limitations that are similar to those discussed above under “EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders.” See below under “Reconciliation of Non-GAAP Profit Measures to GAAP Measure” for reconciliation of these four profit measures to net income, our most comparable U.S. GAAP financial measure.

Table of Contents.
Results of Operations
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Segment Results
The following tables present our revenues by segment. We do not include equity in earnings (losses) from unconsolidated affiliates in our measures of segment operating performance.

	Three Months Ended March 31,		Variance
($ in millions)	2024	2023	$	%
Revenues:
Real estate sales and financing	$687	$550	$137	24.9
Resort operations and club management	360	302	58	19.2
Total segment revenues	1,047	852	195	22.9
Cost reimbursements	122	95	27	28.4
Intersegment eliminations(1)	(13)	(13)	—	—
Total revenues	$1,156	$934	$222	23.8
(1)See Note 17: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.
Real estate sales and financing segment revenues increased by $137 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a $77 million increase in sales revenue and a $30 million increase in financing revenue. Excluding the impact of the Bluegreen Acquisition, Real estate sales and financing revenues were flat when compared to the same period in the prior year. The sales revenue increase is driven by an increase in Sales of VOIs, net of $120 million primarily resulting from a $2 million decrease in net deferrals of sales of VOIs under construction, and $108 million increase in contract sales driven by the Bluegreen Acquisition. Real estate sales and financing segment revenues were also impacted by a $34 million higher provision for financing receivable losses and lower commissions earned on sales of fee-for-service properties. This was partially offset by a $30 million increase in financing revenue primarily related to an increase in our loan portfolio balance driven by the Bluegreen Acquisition and an increase in the weighted average interest rate earned.
Resort operations and club management segment revenues increased by $58 million for the three months ended March 31, 2024, compared to the same period in 2023. Excluding the impact of $29 million related to the Bluegreen Acquisition, Resort operations and club management segment revenues increased $29 million, primarily due to an increase in occupied room nights and higher daily rates compared to the same period in 2023. For the three months ended March 31, 2024, the additional increase in Resort operations and club management revenue was due to an increase in resort management revenue, primarily driven by higher fees.

Table of Contents.
The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders:

	Three Months Ended March 31,		Variance(1)
($ in millions)	2024	2023	$	%
Net (loss) income attributable to stockholders	$(4)	$73	$(77)	NM
Net income attributable to noncontrolling interest	2	—	2	100.0
Net (loss) income	(2)	73	(75)	NM
Interest expense	79	44	35	79.5
Income tax (benefit) expense	(11)	17	(28)	NM
Depreciation and amortization	62	51	11	21.6
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	—	1	100.0
EBITDA	129	185	(56)	(30.3)
Other loss (gain), net	5	(1)	6	NM
Share-based compensation expense	9	10	(1)	(10.0)
Impairment expense	2	—	2	100.0
Acquisition and integration-related expense	109	17	92	NM
Other adjustment items(2)	22	7	15	NM
Adjusted EBITDA	276	218	58	26.6
Adjusted EBITDA attributable to noncontrolling interest	3	—	3	100.0
Total Adjusted EBITDA attributable to stockholders	$273	$218	$55	25.2
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)These amounts include costs associated with restructuring, one-time charges, other non-cash items, and amortization of fair premiums and discounts resulting from purchase accounting.
We evaluate our business segment operating performance using segment Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders, as described in Note 17: Business Segments in our unaudited condensed consolidated financial statements. For a discussion of our definition of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key Business and Financial Metrics—EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders.” The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA to Adjusted EBITDA Attributable to Stockholders:

	Three Months Ended March 31,		Variance
($ in millions)	2024	2023	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$206	$169	$37	21.9
Resort operations and club management(1)	134	109	25	22.9
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	6	3	3	100.0
License fee expense	(35)	(30)	(5)	16.7
General and administrative(2)	(35)	(33)	(2)	6.1
Adjusted EBITDA	276	218	58	26.6
Adjusted EBITDA attributable to noncontrolling interest	3	—	3	100.0
Total Adjusted EBITDA attributable to stockholders	$273	$218	$55	25.2
(1)Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)Adjusts for segment related share-based compensation, depreciation and other adjustment items.
Real estate sales and financing Adjusted EBITDA increased by $37 million for the three months ended March 31, 2024, compared to the same period in 2023. For the same period, Real estate sales and financing Adjusted EBITDA increased $1 million, excluding the $36 million impact related to the Bluegreen Acquisition, primarily due to higher Sales of VOIs, net and financing revenues, mostly offset by an increase in marketing costs due to our emphasis in adding new

Table of Contents.
owners, which typically carry a higher cost per tour, lower commissions earned on sales of fee-for-service properties, and higher financing expenses.
Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the Real estate sales and financing segment.
Resort operations and club management segment adjusted EBITDA increased by $25 million for the three months ended March 31, 2024, compared to the same period in 2023. For the same period, Resort operations and club management segment adjusted EBITDA increased $15 million, excluding the $10 million impact related to the Bluegreen Acquisition, primarily due to the increase in Resort and club management and rental revenues described above, partially offset by an increase in resort and club management expenses due to personnel-related costs incurred to service increased arrivals and transaction activity.
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

	Three Months Ended March 31,		Variance(1)
($ in millions)	2024	2023	$	%
Net (loss) income attributable to stockholders	$(4)	$73	$(77)	NM
Net income attributable to noncontrolling interest	2	—	2	100.0
Net (loss) income	(2)	73	(75)	NM
Interest expense	79	44	35	79.5
Income tax (benefit) expense	(11)	17	(28)	NM
Depreciation and amortization	62	51	11	21.6
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	—	1	100.0
EBITDA	129	185	(56)	(30.3)
Other loss (gain), net	5	(1)	6	NM
Equity in earnings from unconsolidated affiliates(2)	(6)	(3)	(3)	100.0
Impairment expense	2	—	2	100.0
License fee expense	35	30	5	16.7
Acquisition and integration-related expense	109	17	92	NM
General and administrative	45	42	3	7.1
Profit	$319	$270	$49	18.1

Real estate profit	$134	$125	$9	7.2
Financing profit	65	50	15	30.0
Resort and club management profit	112	89	23	25.8
Rental and ancillary services profit	8	6	2	33.3
Profit	$319	$270	$49	18.1
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Excludes impact of interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates of $1 million for the three months ended March 31, 2024.

Table of Contents.
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

	Three Months Ended March 31,		Variance
($ in millions)	2024	2023	$	%
Sales, marketing, brand and other fees	$145	$158	$(13)	(8.2)
Less: Marketing revenue and other fees(1)	(81)	(51)	(30)	58.8
Fee-for-service commissions and brand fees	$64	$107	$(43)	(40.2)

Sales and marketing expense	$401	$301	100	33.2%
Less: Marketing revenue and other fees(1)	(81)	(51)	(30)	58.8%
Sales and marketing expense, net	$320	$250	$70	28.0%
(1) Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.
Real Estate Sales and Financing Segment
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended March 31,		Variance
($ in millions)	2024	2023	$
Sales of VOIs (deferrals)	$(39)	$—	$(39)
Sales of VOIs recognitions	41	4	37
Net Sales of VOIs recognitions (deferrals)	2	4	(2)
Cost of VOI sales (deferrals)	(11)	—	(11)
Cost of VOI sales recognitions	10	1	9
Net Cost of VOI sales (deferrals) recognitions	(1)	1	(2)
Sales and marketing expense (deferrals)	(6)	—	(6)
Sales and marketing expense recognitions	6	1	5
Net Sales and marketing expense recognitions (deferrals)	—	1	(1)
Net construction recognitions	$3	$2	$1

Table of Contents.
Real Estate
See “Reconciliation of Profit Measures to GAAP Measure” above.

	Three Months Ended March 31,		Variance (1)
($ in millions, except Tour flow and VPG)	2024	2023	$	%
Contract sales	$631	$523	$108	20.7
Adjustments:
Fee-for-service sales(2)	(100)	(174)	74	(42.5)
Provision for financing receivables losses	(64)	(30)	(34)	NM
Reportability and other:
Net (deferral) recognition of sales of VOIs under construction (3)	2	4	(2)	(50.0)
Fee-for-service sale upgrades, net	—	5	(5)	(100.0)
Other(4)	(31)	(10)	(21)	NM
Sales of VOIs, net	$438	$318	$120	37.7
Tour flow	174,138	130,268	43,870
VPG	$3,593	$3,969	$(376)
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
Contract sales increased by $108 million for the three months ended March 31, 2024, compared to the same period in 2023. Excluding the impact of $136 million related to the Bluegreen Acquisition, contract sales decreased $28 million, primarily due to a VPG decrease of 5.0% while tours remained flat compared to the same period in 2023.

	Three Months Ended March 31,		Variance
($ in millions)	2024	2023	$	%
Sales of VOIs, net	$438	$318	$120	37.7
Fee-for-service commissions and brand fees	64	107	(43)	(40.2)
Sales revenue	502	425	77	18.1
Less:
Cost of VOI sales	48	50	(2)	(4.0)
Sales and marketing expense, net	320	250	70	28.0
Real estate expense	368	300	68	22.7
Real estate profit	$134	$125	$9	7.2
Real estate profit margin(1)	26.7%	29.4%
(1)Excluding the marketing revenue and other fees adjustment, Real estate profit margin was 23.0% and 26.3% for the three months ended March 31, 2024, and 2023, respectively.
Real estate profit increased by $9 million for the three months ended March 31, 2024, compared to the same period in 2023. Real estate profit decreased $5 million, excluding the impact of $14 million related to the Bluegreen

Table of Contents.
Acquisition, primarily due to lower Fee-for-service commissions and brand fees, partially offset by an increase in sales of VOIs, net, lower cost of VOI sales, and higher marketing package revenues.
Financing

	Three Months Ended March 31,		Variance (1)
($ in millions)	2024	2023	$	%
Interest income(2)	$96	$66	$30	45.5
Other financing revenue	8	8	—	—
Financing revenue	104	74	30	40.5
Consumer financing interest expense(3)	25	11	14	NM
Other financing expense	14	13	1	7.7
Financing expense	39	24	15	62.5
Financing profit	$65	$50	$15	30.0
Financing profit margin	62.5%	67.6%
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) For the three months ended March 31, 2024, this amount includes $16 million of amortization of the premium related to the acquired timeshare financing receivables resulting from the Bluegreen Acquisition and Diamond Acquisition. For the three months ended March 31, 2023, this amount includes $4 million of amortization of the premium related to the acquired timeshare financing receivables resulting from the Diamond Acquisition.
(3) For the three months ended March 31, 2024, this amount includes $2 million of amortization of the discount related to the acquired non-recourse debt resulting from the Bluegreen Acquisition. For the three months ended March 31, 2023, this amount includes $1 million of amortization of the premium related to the related to the acquired non-recourse debt resulting from the Diamond Acquisition.
Financing profit increased by $15 million for the three months ended March 31, 2024, compared to the same period in 2023. For the same period, Financing profit increased $6 million, excluding the $9 million impact related to the Bluegreen Acquisition, primarily due to higher financing revenues of $13 million partially offset by higher financing expense of $7 million.
Financing revenue increased $30 million for the three months ended March 31, 2024, compared to the same period in 2023. For the same period, Financing revenue increased $13 million, excluding the $17 million impact related to the Bluegreen Acquisition, primarily due to an increase in the weighted average interest rate and carrying balance of the timeshare financing receivables portfolio.
Financing expense increased by $15 million for the three months ended March 31, 2024, compared to the same period in 2023. For the same period, Financing expense increased $7 million, excluding the $8 million impact related to the Bluegreen Acquisition, primarily due to the increase in the weighted-average interest rate on our non-recourse debt.
Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended March 31,		Variance
($ in millions)	2024	2023	$	%
Club management revenue	$63	$51	$12	23.5
Resort management revenue	103	80	23	28.8
Resort and club management revenues	166	131	35	26.7
Club management expense	20	15	5	33.3
Resort management expense	34	27	7	25.9
Resort and club management expenses	54	42	12	28.6
Resort and club management profit	$112	$89	$23	25.8
Resort and club management profit margin	67.5%	67.9%
Resort and club management profit increased by $23 million for the three months ended March 31, 2024, compared to the same period in 2023. For the same period, Resort and club management profit increased $7 million, excluding the $16 million impact related to the Bluegreen Acquisition, largely driven by higher management fees partially offset by associated Resort and club management expense to support the higher revenues.
Resort and club management revenue increased $35 million for the three months ended March 31, 2024, compared to the same period in 2023. For the same period, Resort and club management revenue increased $11 million,

Table of Contents.
excluding the $24 million impact related to the Bluegreen Acquisition, primarily due to higher fee revenue during the period.
Resort and club management expenses increased by $12 million for the three months ended March 31, 2024, compared to the same period in 2023. For the same period, Resort and club management expenses increased $4 million, excluding the $8 million impact related to the Bluegreen Acquisition, primarily due to personnel related costs incurred to service the increased transactions for the period.
Rental and Ancillary Services

	Three Months Ended March 31,		Variance
($ in millions)	2024	2023	$	%
Rental revenues	$169	$147	$22	15.0
Ancillary services revenues	12	11	1	9.1
Rental and ancillary services revenues	181	158	23	14.6
Rental expenses	163	143	20	14.0
Ancillary services expense	10	9	1	11.1
Rental and ancillary services expenses	173	152	21	13.8
Rental and ancillary services profit	$8	$6	$2	33.3
Rental and ancillary services profit margin	4.4%	3.8%
    Rental and ancillary services profit increased by $2 million for the three months ended March 31, 2024, compared to the same period in 2023. Rental and ancillary services profit increased $7 million, excluding the $5 million unfavorable impact related to the Bluegreen Acquisition, primarily due to an increase in occupied room nights compared to the same period in 2023. Rental and ancillary services expense increased consistently with the aforementioned increase in rental revenue.
Rental and ancillary services revenue increased $23 million for the three months ended March 31, 2024, compared to the same period in 2023. Rental and ancillary services revenue increased $18 million, excluding the $5 million impact related to the Bluegreen Acquisition, primarily due to an increase in occupied room nights and higher daily rates compared to the same period in 2023.
Rental and ancillary services expenses increased $21 million for the three months ended March 31, 2024, compared to the same period in 2023. Rental and ancillary services expenses increased $11 million, excluding the $10 million impact related to the Bluegreen Acquisition, Rental and ancillary services expense increased consistent with the aforementioned increase in rental revenue.
Other Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2024	2023	$	%
General and administrative	$45	$42	$3	7.1
Depreciation and amortization	62	51	11	21.6
License fee expense	35	30	5	16.7
Impairment expense	2	—	2	100.0
General and administrative expenses increased by $3 million for the three months ended March 31, 2024, compared to the same period in 2023. Excluding the impact of the Bluegreen Acquisition, General and administrative expenses decreased $4 million primarily due to lower legal and professional fees and lower personnel related costs. Depreciation and amortization increased by $11 million for the three months ended March 31, 2024, primarily due to certain assets acquired related to the Bluegreen Acquisition. License fee expense increased by $5 million for the three months ended March 31, 2024, when compared to the same period in 2023.

Table of Contents.
Acquisition and Integration-Related Expense

	Three Months Ended March 31,		Variance (1)
($ in millions)	2024	2023	$	%
Acquisition and integration-related expense	$109	$17	$92	NM
(1) NM - fluctuation in terms of percentage change is not meaningful.
Acquisition and integration-related costs for the three months ended March 31, 2023 include direct expenses related to the our recent acquisitions including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For the three months ended March 31, 2024, acquisition and integration-related costs increased by $92 million when compared to the same period in 2023. The increase was primarily driven by costs associated with the recent acquisitions.
Non-Operating Expenses

	Three Months Ended March 31,		Variance (1)
($ in millions)	2024	2023	$	%
Interest expense	$79	$44	$35	79.5
Equity in earnings from unconsolidated affiliates	(5)	(3)	(2)	66.7
Other loss (gain), net	5	(1)	6	NM
Income tax (benefit) expense	(11)	17	(28)	NM
(1) NM - fluctuation in terms of percentage change is not meaningful
The change in non-operating expenses for the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to a decrease in income tax expense of $28 million, partially offset by an increase in interest expense of $35 million. For the three months ended March 31, 2024, the increase in interest expense was primarily due to an increase in the debt balance outstanding used to fund the Bluegreen Acquisition. For the three months ended March 31, 2024, the decrease in income tax expense was driven by the overall change in our earnings.
Net income attributable to noncontrolling interest
We include in our unaudited condensed consolidated financial statements the results of operations and financial condition of Big Cedar, the joint venture with HGV/Big Cedar Vacations, LLC in which HGV holds 51% equity interest. Net income attributable to noncontrolling interest is the portion of Big Cedar that is attributable to Big Cedar Vacations, LLC, which holds the remaining 49% equity interest. Net income attributable to the noncontrolling interest in Big Cedar was $2 million during the three months ended March 31, 2024.
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

Table of Contents.
We finance our short- and long-term liquidity needs primarily through cash and cash equivalents, cash generated from our operations, draws on our revolver credit facility, our non-recourse revolving timeshare credit facility (“Timeshare Facility”), and through periodic securitizations of our timeshare financing receivables.
•During the three months ended March 31, 2024, we repurchased 2.3 million of shares under our share repurchase programs.
•As of March 31, 2024, we had total cash and cash equivalents of $355 million and restricted cash of $323 million. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
•As of March 31, 2024, we had $293 million remaining borrowing capacity under the revolver facility.
•As of March 31, 2024, we had an aggregate of $460 million remaining borrowing capacity under our Timeshare Facility. Of this amount, we have $455 million of mortgage notes that are available to be securitized and another $321 million of mortgage notes that we expect will become eligible as soon as they meet typical milestones including receipt of first payment, deeding, or recording. The Grand Islander Timeshare Facility was terminated as of March 31, 2024.
•As of March 31, 2024, we had $70 million in junior subordinated debentures outstanding, which we subsequently paid down in April 2024. See Note 11: Debt & Non-recourse Debt for more information.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. As of March 31, 2024, there are no future inventory commitments, and we have not entered into new arrangements with developers.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,		Variance
($ in millions)	2024	2023	$
Net cash provided by (used in):
Operating activities	$—	$26	$(26)
Investing activities	(1,473)	(11)	(1,462)
Financing activities	1,272	183	1,089
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
The change in net cash provided by operating activities for the three months ended March 31, 2024, compared to the same period in 2023 was primarily due to purchase of inventory from a third party developer, increases in cash utilized for working capital, and a decrease in net income during the three months ended March 31, 2024.
The following table summarizes our VOI inventory spending:

	Three Months Ended March 31,
($ in millions)	2024	2023
VOI spending - owned properties(1)	$72	$146
VOI spending - fee-for-service upgrades(2)	—	4
Purchases and development of real estate for future conversion to inventory	33	2
Total VOI inventory spending	$105	$152

Table of Contents.
(1)Relates to costs on properties classified as Inventory on our unaudited condensed consolidated balance sheets.
(2)Relates to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects.
Investing Activities
Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.
Net cash used in investing activities was $1,473 million for the three months ended March 31, 2024 compared to $11 million for the same period in 2023. The increase was primarily due to the Bluegreen Acquisition and increased capital expenditures.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 was $1,272 million compared to net cash provided by financing activities of $183 million for the same period in 2023. The increase was primarily due to net proceeds from debt of $1,667 million, offset by net repayments of non-recourse debt of $519 million, $39 million of other debt issuance costs, and $14 million increase in share repurchases when compared to 2023.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, and obligations associated with our debt, non-recourse debt and the related interest. As of March 31, 2024, we were committed to approximately $8,947 million in contractual obligations over 11 years, $654 million of which will be fulfilled in the remainder of 2024. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 18: Commitments and Contingencies and Note 11: Debt and Non-recourse Debt for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $503 million as of March 31, 2024, which primarily consist of escrow, construction and subsidy related bonds.
Guarantor Financial Information
Certain subsidiaries, which are listed on Exhibit 22 of this Quarterly Report on Form 10-Q, have guaranteed our obligations related to our senior unsecured 2029 Notes, 2031 and 2032 Notes (together, “the Notes”). The 2029 Notes were issued in June 2021 with an aggregate principal balance of $850 million, an interest rate of 5.000%, and maturity in June 2029. The 2031 Notes were issued in June 2021 with an aggregate principal balance of $500 million, an interest rate of 4.875%, and maturity in July 2031. The 2032 Notes were issued in January 2024 with an aggregate principal balance of $900 million, an interest rate of 6.625%, and maturity in January 2032.
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

Table of Contents.
The following tables provide summarized financial information of the Obligor group on a combined basis after elimination of (i) intercompany transactions and balances between the Parent and the subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries and unconsolidated affiliates:
Summarized Financial Information

($ in millions)	March 31, 2024
Assets
Cash and cash equivalents	$163
Restricted cash	170
Accounts receivable, net - due from non-guarantor subsidiaries	178
Accounts receivable, net - due from related parties	4
Accounts receivable, net - other	338
Timeshare financing receivables, net	778
Inventory	1,315
Property and equipment, net	748
Operating lease right-of-use assets, net	67
Investments in unconsolidated affiliates	76
Goodwill	1,420
Intangible assets, net	1,129
Other assets	508
Total assets	$6,894

Liabilities
Accounts payable, accrued expenses and other - due from non-guarantor subsidiaries	$178
Accounts payable, accrued expenses and other - other	837
Advanced deposits	174
Debt, net	5,071
Operating lease liabilities	83
Deferred revenue	225
Deferred income tax liabilities	566
Total liabilities	$7,134

($ in millions)	Three Months Ended March 31, 2024
Total revenues - transactions with non-guarantor subsidiaries	$10
Total revenues - other	767
Operating loss	(5)
Net loss	(48)
Subsequent Events
On April 25, 2024, we completed a $240 million securitization of legacy Bluegreen Vacations timeshare loans through Hilton Grand Vacations Trust 2024-1B with an overall weighted average interest rate of 6.42% and an overall advance rate of 90.50%. The proceeds will primarily used to pay down debt and for other general corporate purposes.
Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2023.

Table of Contents.
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates. We manage our exposure to these risks by monitoring available financing alternatives and through pricing policies that may take into account currency exchange rates. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, and due to the previously identified material weakness in our internal controls over financial reporting that is described below, which is still being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, we identified a material weakness in our internal controls over financial reporting for the year ended December 31, 2023, related to ineffectively designed general information technology controls over user access for an IT application used to initiate revenue and inventory transactions. As a result, process-level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT application were also ineffective. There were no identified material misstatements to our current year financial statements, no restatements of prior period financial statements and no changes in previously released financial results required as a result of the control deficiencies.
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
Ongoing Remediation Efforts to Address the Previously Identified Material Weakness
Management continues to execute its previously disclosed remediation plan that includes a comprehensive review of user access and levels across all software platforms, updating software as appropriate, updating and confirming appropriate user access levels, enhancing and revising the design of existing information technology controls and procedures, and adding additional controls and processes, as necessary to support internal controls over financial reporting.
The previously identified material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the material weakness will be remediated by the end of 2024.
Changes in Internal Controls Over Financial Reporting
On January 17, 2024, we completed the Bluegreen Acquisition which was accounted for as a business combination. We are currently in the process of assessing Bluegreen’s internal controls over financial reporting and integrating Bluegreen with our existing internal controls over financial reporting. Other than with respect to the

Table of Contents.
remediation efforts described above in connection with the previously identified material weakness, there were no other changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
Item 1.    Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business, including, among others, legal proceedings for which we accrue liabilities as discussed in Note 18: Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Related to the Legacy-Diamond business, an appeal for judgment was rendered in favor of the plaintiffs in November 2023 (with the California Supreme Court rejecting further appeals in February 2024) related to a personal injury lawsuit, O’Malley et al. v. Diamond Resorts Management, Inc., which was filed against Diamond in 2015. As of March 31, 2024, the judgment of approximately $104 million was satisfied. Of this $104 million, we made a payment of approximately $50 million and our insurance policies covered the remaining $54 million.
While we presently believe that the ultimate outcome of any currently known proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results.
Item 1A. Risk Factors
As of March 31, 2024, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. These risk factors may be important to understanding statements in the Form 10-Q and should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, "Financial Statements" and Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.
The risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, contain forward-looking statements, and they may not be the only risks facing the Company. The future business, results of operations and financial condition of the Company can be affected by the risk factors described in such reports and by other factors currently unknown, that management presently believes not to be material, that management has made certain forward-looking projections, estimates or assumptions on, or that may rapidly evolve, develop or change. Any one or more of such factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially and adversely from past, or from anticipated future financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, results of operations and financial condition and the trading price of our common stock. Because of these factors affecting our financial condition, key business operational metrics, and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Issuer Purchases of Equity Securities
On May 3, 2023, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2023 Repurchase Plan"). The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The shares are retired upon repurchase. The stock repurchase programs may be suspended or discontinued at any time and will automatically expire at the end of the respective plan terms.
During the three months ended March 31, 2024, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans
January 1 - January 31, 2024	1,005,992	$41.50	1,005,992	$318,055,017
February 1 - February 29, 2024	804,655	43.48	804,655	283,053,701
March 1 - March 31, 2024	499,014	45.43	499,014	260,371,732
Total	2,309,661	$43.04	2,309,661

Table of Contents.
From April 1, 2023 through April 30, 2024, we repurchased approximately 1.1 shares for $47 million. As of April 30, 2024, we had $213 million of remaining availability under the 2023 Repurchase Plan.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Table of Contents.
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

4.1
Indenture, dated as of January 17, 2024, among Hilton Grand Vacations Inc., Hilton Grand Vacations Borrower Inc., Hilton Grand Vacations Borrower LLC, Hilton Grand Vacations Parent LLC, the Subsidiary Guarantors a party thereto and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 17, 2024).

4.2	Form of 6.625% Note due 2032 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 17, 2024).

10.1
Amendment No. 4 to the Credit Agreement, dated as of January 17, 2024, by and among Hilton Grand Vacations Parent LLC, Hilton Grand Vacations Borrower LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 17, 2024).

10.2
Third Amendment to Amended and Restated License Agreement, dated as of January 16, 2024, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on January 17, 2024).

10.3*
Omnibus Amendment No.  2 To Amended and Restated Receivables Loan Agreement Amendment No. 1 To Amended and Restated Sale and Contribution Agreement Amendment No. 1 To Master Transfer Agreement Amendment No. 1 To Amended and Restated Custody Agreement

10.4*	Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan.

10.5*	Form of Special Transaction Incentive Performance Cash Award Agreement under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan.

10.6*	Form of Special Transaction Incentive Performance Cash Award Agreement (for the CEO) under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan.

10.7*	Form of Special Transaction Incentive Performance- and Service-Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan.

10.8*	Form of Special Transaction Incentive Performance- and Service-Based Restricted Stock Unit Agreement (for the CEO) under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Table of Contents.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.NS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
_____________________
*Filed herewith

Table of Contents.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May 2024.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	President and Chief Financial Officer