Form 10-Q
period 2024-06-30
Hilton Grand Vacations Inc.
filed 2024-08-08
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 1, 2024 was 101,498,544.

HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$328	$589
Restricted cash	273	296
Accounts receivable, net	524	507
Timeshare financing receivables, net	2,976	2,113
Inventory	1,929	1,400
Property and equipment, net	902	758
Operating lease right-of-use assets, net	84	61
Investments in unconsolidated affiliates	78	71
Goodwill	1,933	1,418
Intangible assets, net	1,887	1,158
Other assets	553	314
TOTAL ASSETS (variable interest entities - $1,616 and $1,459)	$11,467	$8,685
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$1,159	$952
Advanced deposits	224	179
Debt, net	4,885	3,049
Non-recourse debt, net	1,725	1,466
Operating lease liabilities	101	78
Deferred revenue	321	215
Deferred income tax liabilities	972	631
Total liabilities (variable interest entities - $1,708 and $1,472)	9,387	6,570
Commitments and contingencies - see Note 18
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 102,485,583 shares issued and outstanding as of June 30, 2024 and 105,961,160 shares issued and outstanding as of December 31, 2023	1	1
Additional paid-in capital	1,456	1,504
Accumulated retained earnings	456	593
Accumulated other comprehensive income	5	17
Total stockholders' equity	1,918	2,115
Noncontrolling interest	162	—
Total equity	2,080	2,115
TOTAL LIABILITIES AND EQUITY	$11,467	$8,685
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Sales of VOIs, net	$471	$355	$909	$673
Sales, marketing, brand and other fees	167	173	312	331
Financing	102	76	206	150
Resort and club management	171	133	337	264
Rental and ancillary services	195	173	376	331
Cost reimbursements	129	97	251	192
Total revenues	1,235	1,007	2,391	1,941
Expenses
Cost of VOI sales	65	48	113	98
Sales and marketing	453	336	854	637
Financing	44	24	83	48
Resort and club management	48	44	102	86
Rental and ancillary services	188	154	361	306
General and administrative	58	48	103	90
Acquisition and integration-related expense	48	13	157	30
Depreciation and amortization	68	52	130	103
License fee expense	40	34	75	64
Impairment expense	—	3	2	3
Cost reimbursements	129	97	251	192
Total operating expenses	1,141	853	2,231	1,657
Interest expense	(87)	(44)	(166)	(88)
Equity in earnings from unconsolidated affiliates	3	2	8	5
Other (loss) gain, net	(3)	3	(8)	4
Income (loss) before income taxes	7	115	(6)	205
Income tax (expense) benefit	(3)	(35)	8	(52)
Net income	4	80	2	153
Net income attributable to noncontrolling interest	2	—	4	—
Net income (loss) attributable to stockholders	$2	$80	$(2)	$153
Earnings (loss) per share attributable to stockholders:
Basic	$0.02	$0.72	$(0.02)	$1.37
Diluted	$0.02	$0.71	$(0.02)	$1.35
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$4	$80	$2	$153
Derivative instrument adjustments, net of tax	(1)	5	3	(5)
Foreign currency translation adjustments	(9)	(10)	(15)	(10)
Other comprehensive loss, net of tax	(10)	(5)	(12)	(15)
Comprehensive income attributable to noncontrolling interest	2	—	4	—
Comprehensive (loss) income attributable to stockholders	$(8)	$75	$(14)	$138
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$2	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130	103
Amortization of deferred financing costs, acquisition premiums and other	63	14
Provision for financing receivables losses	159	71
Impairment expense	2	3
Other loss (gain), net	8	(4)
Share-based compensation	27	26
Equity in earnings from unconsolidated affiliates	(8)	(5)
Return on investment in unconsolidated affiliates	—	6
Net changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	15	26
Timeshare financing receivables, net	(196)	(96)
Inventory	(31)	(67)
Purchases and development of real estate for future conversion to inventory	(50)	(6)
Other assets	(154)	(134)
Accounts payable, accrued expenses and other	55	32
Advanced deposits	5	35
Deferred revenue	86	63
Net cash provided by operating activities	113	220
Investing Activities
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(1,444)	—
Capital expenditures for property and equipment (excluding inventory)	(17)	(9)
Software capitalization costs	(20)	(16)
Other	(1)	—
Net cash used in investing activities	(1,482)	(25)
Financing Activities
Proceeds from debt	2,085	438
Proceeds from non-recourse debt	905	175
Repayment of debt	(397)	(157)
Repayment of non-recourse debt	(1,231)	(397)
Payment of debt issuance costs	(51)	—
Repurchase and retirement of common stock	(199)	(206)
Payment of withholding taxes on vesting of restricted stock units	(21)	(14)
Proceeds from employee stock plan purchases	5	4
Proceeds from stock option exercises	7	7
Other	(2)	(2)
Net cash provided by (used in) financing activities	1,101	(152)
Effect of changes in exchange rates on cash, cash equivalents & restricted cash	(16)	(10)
Net (decrease) increase in cash, cash equivalents and restricted cash	(284)	33
Cash, cash equivalents and restricted cash, beginning of period	885	555
Cash, cash equivalents and restricted cash, end of period	601	588
Less: Restricted cash	273	336
Cash and cash equivalents	$328	$252
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2023	106	$1	$1,504	$593	$17	$—	$2,115
Acquisition of third-party equity interest in consolidated entity	—	—	—	—	—	158	158
Net (loss) income	—	—	—	(4)	—	2	(2)
Activity related to share-based compensation	1	—	(4)	—	—	—	(4)
Foreign currency translation adjustments	—	—	—	—	(6)	—	(6)
Derivative instrument adjustments, net of tax	—	—	—	—	4	—	4
Repurchase and retirement of common stock	(2)	—	(33)	(68)	—	—	(101)
Balance as of March 31, 2024	105	$1	$1,467	$521	$15	$160	$2,164
Net income	—	—	—	2	—	2	4
Activity related to share-based compensation	—	—	17	—	—	—	17
Employee stock plan issuance	—	—	5	—	—	—	5
Foreign currency translation adjustments	—	—	—	—	(9)	—	(9)
Derivative instrument adjustments, net of tax	—	—	—	—	(1)	—	(1)
Repurchase and retirement of common stock	(3)	—	(33)	(67)	—	—	(100)
Balance as of June 30, 2024	102	$1	$1,456	$456	$5	$162	$2,080
See notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2022	113	$1	$1,582	$529	$39	$—	$2,151
Net income	—	—	—	73	—	—	73
Activity related to share-based compensation	1	—	3	—	—	—	3
Derivative instrument adjustments, net of tax	—	—	—	—	(10)	—	(10)
Repurchase and retirement of common stock	(2)	—	(26)	(59)	—	—	(85)
Balance as of March 31, 2023	112	$1	$1,559	$543	$29	$—	$2,132
Net income	—	—	—	80	—	—	80
Activity related to share-based compensation	—	—	16	—	—	—	16
Employee stock plan issuance	—	—	4	—	—	—	4
Foreign currency translation adjustments	—	—	—	—	(10)	—	(10)
Derivative instrument adjustments, net of tax	—	—	—	—	5	—	5
Repurchase and retirement of common stock	(3)	—	(38)	(84)	—	—	(122)
Balance as of June 30, 2023	109	$1	$1,541	$539	$24	$—	$2,105
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
Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and timeshare plans; and managing our clubs and exchange programs that include HGV Max, Hilton Grand Vacations Club and Hilton Club, Diamond clubs and Bluegreen Vacation Club (collectively referred to as “Clubs”).
As of June 30, 2024, we had approximately 200 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada, South Carolina and Virginia, inclusive of the new locations we have expanded into through the Bluegreen Acquisition. We are in the process of rebranding many of the Diamond properties and anticipate rebranding the majority of Bluegreen properties and sales centers. We expect to begin rebranding certain Bluegreen properties during the fourth quarter of 2024 to the Hilton Grand Vacations brands and Hilton standards.
Basis of Presentation
The unaudited condensed consolidated financial statements presented herein include all of our assets, liabilities, revenues, expenses and cash flows as well as all entities in which we have a controlling financial interest. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other interests. If the entity is considered to be a variable interest entity (“VIE”), we determine whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50% of the voting shares of a company or otherwise have a controlling financial interest, including Bluegreen/Big Cedar Vacations LLC, a joint venture in which HGV is deemed to hold a controlling financial interest based on its 51% equity interest (“Big Cedar”), its active role as the day-to-day manager of its activities, and majority voting control of its management committee. HGV acquired its equity interest in Big Cedar as part of the Bluegreen Acquisition. All material intercompany transactions and balances have been eliminated in consolidation. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation.
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Noncontrolling Interest
Noncontrolling interest reflects a third party’s ownership interest in Big Cedar that is consolidated in our unaudited condensed consolidated financial statements but is less than 100% owned by HGV. The noncontrolling interest is recognized as equity in our unaudited condensed consolidated balance sheet and presented separately from the equity attributable to stockholders.
    The amounts of consolidated net income and comprehensive income attributable to stockholders and noncontrolling interest are separately presented in the unaudited condensed consolidated statements of operations and comprehensive income.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 provides amendments to improve reportable segment disclosure requirements both on an interim and annual basis, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 is expected to impact disclosures only and not have a material impact on our consolidated financial statements or results.
In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 states that an entity must provide greater disaggregation of its effective tax rate reconciliation disclosure. The ASU also states that an entity must separately disclose net cash taxes paid between federal, state, and foreign jurisdictions. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The guidance is to be applied prospectively, although retrospective application is permitted. The adoption of ASU 2023-09 is expected to impact disclosures only and not have a material impact on our consolidated financial statements or results.
NOTE 3: ACQUISITIONS
Bluegreen Acquisition
On January 17, 2024, we completed the Bluegreen Acquisition in an all-cash transaction, with total consideration of approximately $1.6 billion. The Bluegreen Acquisition is expected to broaden HGV’s offerings, customer reach and sales locations. Costs related to the Bluegreen Acquisition were $37 million and $137 million during the three and six months ended June 30, 2024. These costs were expensed as incurred and included within Acquisition and integration-related expense in our unaudited condensed consolidated statements of operations.
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
Preliminary Fair Values of Assets Acquired, Liabilities Assumed and Noncontrolling Interest
We accounted for the Bluegreen Acquisition as a business combination, which requires us to record the assets acquired, liabilities assumed and noncontrolling interest at fair value as of the Bluegreen Acquisition Date. The preliminary fair values of the assets acquired, liabilities assumed, and noncontrolling interest, which are presented in the table below, and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as information compiled by management, including the books and records of Bluegreen. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the Bluegreen Acquisition Date. The magnitude of the Bluegreen Acquisition could necessitate the need to use the full one-year measurement period to adequately analyze and assess a number of the factors used in establishing the asset, liability and noncontrolling interest fair values as of the Bluegreen Acquisition Date. The final values may also result in changes to amortization expense related to intangible assets and depreciation expense related to property and equipment, among other changes. Any potential adjustments made could be material in relation to the values presented in the table below.
As discussed more fully below, the primary areas of the purchase price allocation that are not yet finalized include the following: (1) finalizing the review and valuation of acquired intangible assets (including key assumptions, inputs and estimates) and assigning the useful lives to such assets; (2) finalizing the review and valuation of acquired inventory, property and equipment (including key assumptions, inputs and estimates) and assigning the remaining useful lives to the depreciable assets; (3) finalizing the review and valuation of acquired timeshare financing receivables (including key assumptions, inputs and estimates); (4) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization periods; (5) finalizing the review and valuation of other acquired assets, assumed liabilities, including debt assumed, and noncontrolling interest; and (6) finalizing our estimate of the impact of purchase accounting on deferred income tax liabilities.

($ in millions)	Preliminary Amounts Recognized as of the Bluegreen Acquisition Date
Assets acquired
Cash and cash equivalents	$71
Restricted cash	44
Accounts receivable	32
Timeshare financing receivables, net	914
Inventory	372
Property and equipment	180
Investment in unconsolidated affiliates	3
Operating lease right-of-use assets	19
Intangible assets	812
Other assets	85
Total assets acquired	2,532
Liabilities assumed
Accounts payable, accrued expenses and other	143
Advanced deposits	40
Debt	162
Non-recourse debt	606
Operating lease liabilities	20
Deferred revenue	19
Deferred income tax liabilities	341
Total liabilities assumed	1,331
Net assets acquired	$1,201

Total consideration transferred	$1,556
Less: Net assets acquired	(1,201)
Plus: Noncontrolling interest	158
Goodwill(1)	$513
(1)Goodwill is calculated as total consideration transferred less net assets acquired and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined Company post-acquisition.
The measurement period adjustments recorded during the quarter ended June 30, 2024 resulted from changes to our estimates of the fair value of the acquired assets and assumed liabilities based on management’s review of the historical accounting records and third-party valuations. The measurement period adjustments recognized include a reduction to timeshare financing receivables and an increase to inventory based on management's review of key assumptions and historical performance of the acquired portfolio, and an increase in accrued liabilities resulting from identification of certain costs associated to the period prior to the Bluegreen Acquisition Date. These resulted in a net adjustment to goodwill for the period of $(10) million, net of tax impacts of adjustments. The prior period net income effect associated with the measurement period adjustments recorded during the six months ended June 30, 2024 were immaterial.

Timeshare Financing Receivables
We acquired timeshare financing receivables, net which consist of loans to customers who purchased vacation ownership products and chose to finance their purchases. These timeshare financing receivables, net are collateralized by the underlying VOIs and generally have 10-year amortizing repayment terms. We preliminarily estimated the fair value of the timeshare financing receivables using a discounted cash flow model, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivables. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default severity and prepayment assumptions, which could result in changes to our preliminary estimate. We have determined that the entire acquired timeshare financing receivables portfolio shows evidence of more-than-insignificant deterioration in credit quality since origination. See Note 6: Timeshare Financing Receivables, net for additional information.
Acquired timeshare financing receivables with credit deterioration as of the Bluegreen Acquisition Date were as follows:

($ in millions)	As of January 17, 2024
Purchase price	$914
Allowance for credit losses	197
Premium attributable to other factors	(152)
Par value	$959
Inventory
We acquired inventory which primarily consists of completed unsold VOIs. We preliminarily estimated the fair value of acquired inventory using a discounted cash flows method, which included an estimate of cash flows expected to be generated from the sale of VOIs. Significant estimates and assumptions impacting the fair value of the acquired inventory that are subjective and/or require complex judgments include our estimates of operating costs and margins, and the discount rate. Certain other estimates and assumptions impacting the fair value of the acquired inventory involving less subjective and/or less complex judgments include: short-term and long-term revenue growth rates, capital expenditures and other factors impacting the discounted cash flows. We are continuing to assess the market assumptions and property conditions as of the Bluegreen Acquisition Date, which could result in changes to these preliminary values.
Property and Equipment
We acquired property and equipment, which includes land, buildings and improvements, leasehold improvements, computer hardware and software, furniture, fixtures, and office equipment, machinery and equipment, vehicles, construction in progress, and other assets. For our preliminary analysis, we estimated the fair value of the property and equipment using a mix of cost and market approaches. In determining the fair value using the cost approach, we estimated the reproduction cost by applying inflation trending indices to the historical capitalized costs within the fixed asset details. We also relied on the market approach to determine the fair value of certain assets. In applying the market approach to value, we relied on the percent of cost method. In addition, certain property and equipment assets were held at their carrying value, which is our best estimate of fair value at this time given the information available. We are continuing to assess the market assumptions and property conditions as of the Bluegreen Acquisition Date, which could result in changes to these preliminary values.
Operating Lease Right-of-Use-Assets and Lease Liabilities
We have recorded a preliminary estimate of the liability for those operating leases assumed in connection with the Bluegreen Acquisition with a remaining term in excess of one year. We measured the lease liabilities assumed at the present value of the remaining contractual lease payments based on the guidance in Accounting Standards Codification Topic 842: Leases discounted at an incremental borrowing rate applicable to HGV determined as of the Bluegreen Acquisition Date. The right-of-use assets for such leases were measured at an amount equal to the lease liabilities, adjusted for the favorable or unfavorable leasehold position considering the contractual terms of the lease when compared with market terms. A small number of operating lease right of use assets and lease liabilities were preliminarily estimated at carrying value. Additionally, any equipment lease was held at carrying value. We continue to assess the market assumptions as of the Bluegreen Acquisition Date, which could result in changes to our preliminary estimate.

Intangible Assets
The following table presents our preliminary estimates of the fair values of the acquired Bluegreen’s identified intangible assets and their related estimated useful lives:

	Weighted Average Estimated Useful Life (in years)	Estimated Fair Value ($ in millions)
Trade name	7	$30
Management contracts	19	479
Club member relationships	11	36
Capitalized software	3	12
Marketing agreements	17	209
Other contract-related intangible assets	12	46
Total intangible assets acquired		$812
We preliminarily estimated the fair value of Bluegreen's trade name using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We preliminarily estimated the value of management contracts and club member relationships using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. The marketing agreements were valued using the with‑and‑without method of the income approach. Under this method, the value of an asset is a function of the differential of projected cash flows with the asset in place and the projected cash flows without the asset in place, discounted to present value. We continue to review Bluegreen's contracts and historical performance in addition to evaluating the assumptions impacting the estimated values of such intangible assets and their respective useful lives, including the discount rate applied to the estimated cash flows and renewal and growth estimates and expected margins as of the Bluegreen Acquisition Date, which could result in changes to these preliminary values.
Debt
As part of the acquisition and consideration transferred, we paid off $265 million of Bluegreen’s existing corporate debt and accrued interest. We preliminarily estimated the fair value of the remaining assumed debt using a discounted cash flow model under the income approach. The significant assumptions include prepayment rates, interest rates and other structural factors. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model as of the Bluegreen Acquisition Date, which could result in changes to our preliminary estimate.
Non-Recourse Debt
We preliminarily estimated the fair value of the securitized debt and warehouse loan facilities, using a discounted cash flow model under the income approach. The significant assumptions in our analysis include default rates, prepayment rates, bond interest rates and other structural factors. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default and prepayment assumptions as of the Bluegreen Acquisition Date, which could result in changes to our preliminary estimate.
Deferred Revenue
Deferred revenue primarily relates to deferred sales incentives revenues, primarily related to Bonus Points, which are deferred and recognized upon redemption; and Club membership fees, which are deferred and recognized over the terms of the applicable contract term or membership on a straight-line basis. We preliminarily estimated the fair value of the deferred revenue at the carrying value of such liabilities as of the Bluegreen Acquisition Date. We continue to review Bluegreen’s contracts as of the Bluegreen Acquisition Date, which could result in changes to the preliminary estimate.
Deferred Income Taxes
Deferred income taxes primarily relate to the fair value of assets and liabilities acquired from Bluegreen, including timeshare financing receivables, inventory, property and equipment, intangible assets, and debt. We preliminarily estimated deferred income taxes based on the blended U.S. federal and state statutory tax rate which approximates to 25%. Within the measurement period, we will continue to assess the tax rates used, and we will update our estimate of deferred income taxes based on changes to our preliminary valuations of the related assets and liabilities and refinement of the effective tax rates as of the Bluegreen Acquisition Date, which could result in changes to these preliminary values.

Noncontrolling Interest
The acquired noncontrolling interest relates to Bluegreen/Big Cedar Vacations, LLC, a joint venture in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and our majority voting control of its management committee. We preliminarily estimated the fair value of the noncontrolling interest using a discounted cash flow model under the income approach. We continue to assess the market assumptions as of the Bluegreen Acquisition Date, which could result in changes to our preliminary estimate.
Goodwill
We have recorded a preliminary estimate of $513 million of goodwill in connection with the Bluegreen Acquisition. We have allocated the acquired goodwill to our segments, Real Estate Sales and Financing and Resort Operations and Club Management, as indicated in the table below. Our allocations may change throughout the measurement period as we continue to finalize the fair value of assets acquired and liabilities assumed in the Bluegreen Acquisition. The majority of goodwill is not expected to be deductible for tax purposes.

	Resort Operations and Club Management Segment	Real Estate Sales and Financing Segment	Total Consolidated
Goodwill	$174	$339	$513
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

	Six Months Ended June 30,
($ in millions)	2024	2023
Revenue	$2,437	$2,449
Net income	(2)	115
Bluegreen Results of Operations
The following table presents the results of Bluegreen operations included in our unaudited condensed consolidated statement of operations for the period from the Bluegreen Acquisition Date through the second quarter of 2024:

($ in millions)	January 17, 2024 to June 30, 2024
Revenue	$433
Net loss	(27)
Grand Islander Acquisition
On December 1, 2023 (“Grand Islander Acquisition Date”), the Company completed the acquisition of BRE Grand Islander Parent LLC (“Grand Islander”), by exchanging 100% of the outstanding equity interests of Grand Islander for $117 million (the “Grand Islander Acquisition”). Prior to the acquisition, we managed the resort property in Hawaii owned by Grand Islander. The acquisition expands our product offerings and provides existing members upgrade opportunities to locations outside of the prior Fee-for-service arrangement. The purchase price of $117 million included cash consideration, as well as $4 million of non-cash consideration attributable to the effective settlement of a pre-existing relationship based on the contract value.
As of June 30, 2024, the preliminary fair values of the assets acquired includes $8 million of cash and cash equivalents, $28 million of restricted cash, $5 million of accounts receivable, $53 million of unsecuritized timeshare financing receivables, net, $199 million of securitized timeshare financing receivables, net, $15 million of inventory, and $2 million of other assets. Of the securitized timeshare financing receivables acquired, $128 million is used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Grand Islander Timeshare Facility”). The preliminary fair values of the liabilities assumed consist of $193 million of non-recourse debt and $4 million of other liabilities.
The estimated fair values of the assets acquired, and liabilities assumed and the related preliminary acquisition accounting were based on management’s estimates and assumptions, as well as other information compiled by management. We preliminarily estimated the fair value of the timeshare financing receivables and inventory using a discounted cash flow model, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivable and the sell-out period of the inventory, respectively. For non-recourse debt, we estimated the fair value using recent trades of the debt, using adjustments to recent trades of similar debt or the settlement amounts for debt that was repaid in close proximity to the Grand Islander Acquisition Date.
The timeshare financing receivables acquired were considered purchase credit deteriorated (“PCD”) assets. The following table presents the acquired assets with credit deterioration as of the Grand Islander Acquisition Date:

($ in millions)	As of December 1, 2023
Purchase price	$252
Allowance for credit losses	24
Premium attributable to other factors	(2)
Par value	$274
Goodwill of $4 million is calculated as total consideration transferred less net assets acquired. The measurement period adjustments recorded during the six months ended June 30, 2024 resulted from changes to our estimates of the fair value of the acquired assets and assumed liabilities based on updated preliminary valuations of acquired timeshare financing receivables and inventory. These resulted in an increase to goodwill for the period of $2 million. We have allocated the acquired goodwill of $4 million to our Real Estate Sales and Financing segment. Our allocations may change throughout the measurement period as we continue to finalize the fair value of assets acquired and liabilities assumed in the Grand Islander Acquisition. The majority of goodwill is expected to be deductible for tax purposes. All amounts recorded, including those based on estimates and assumptions, are subject to change during the measurement period, not to exceed one year from the Grand Islander Acquisition Date.
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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Sales and Financing Segment	2024	2023	2024	2023
Sales of VOIs, net	$471	$355	$909	$673
Sales, marketing, brand and other fees	167	173	312	331
Interest income	88	65	184	131
Other financing revenue	14	11	22	19
Real estate sales and financing segment revenues	$740	$604	$1,427	$1,154

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Resort Operations and Club Management Segment	2024	2023	2024	2023
Club management	$67	$53	$130	$104
Resort management	104	80	207	160
Rental(1)	181	162	350	309
Ancillary services	14	11	26	22
Resort operations and club management segment revenues	$366	$306	$713	$595
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
The following table provides information on our contracts with customers which are included in Accounts receivable, net and Timeshare financing receivables, net, respectively, on our condensed consolidated balance sheets:

($ in millions)	June 30, 2024	December 31, 2023
Receivables from contracts with customers:
Accounts receivable, net	$346	$343
Timeshare financing receivables, net	2,976	2,113
Total	$3,322	$2,456
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
The following table presents the composition of our contract liabilities:

($ in millions)	June 30, 2024	December 31, 2023
Contract liabilities:
Advanced deposits	$224	$179
Deferred sales of VOIs of projects under construction	51	39
Club activation fees and annual dues	142	97
Bonus point incentive liability(1)	93	83
Deferred maintenance fees	29	12
Other deferred revenue	61	38
(1)The balance includes $55 million and $54 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the three and six months ended June 30, 2024, that was included in the contract liabilities balance at December 31, 2023, was approximately $68 million and $150 million, respectively.
Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. As of June 30, 2024 and December 31, 2023, there were $2 million and $13 million of contract assets, respectively.
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
Deferred VOI sales include deferred revenue from sales associated with phases or buildings under-construction and not yet completed. The following table presents the deferred revenue, deferred cost of VOI sales and deferred direct selling costs from sales of VOIs related to projects under construction:

($ in millions)	June 30, 2024	December 31, 2023
Sales of VOIs, net	$51	$39
Cost of VOI sales	15	10
Sales and marketing expense	7	6
During the six months ended June 30, 2024, we recognized $48 million of sales of VOIs, net, offset by deferrals of $59 million, related to sales of projects under construction, some of which were completed during the year. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of June 30, 2024, upon their completion.
The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Bonus points incentive liability as of June 30, 2024:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$224	18 months	Upon customer stays
Club activation fees	65	7 years	Straight-line basis over average inventory holding period
Bonus point incentive liability	93	18 - 30 months	Upon redemption
NOTE 5: ACCOUNTS RECEIVABLE
Accounts receivable within the scope of ASC 326 are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	June 30, 2024	December 31, 2023
Fee-for-service commissions	$60	$57
Real estate and financing	68	87
Resort and club operations	218	199
Tax receivables	159	97
Insurance claims receivable	—	54
Other receivables	19	13
Total	$524	$507
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates.
The changes in our allowance were as follows during the six months ended June 30, 2024:

($ in millions)	Fee-for-service commissions	Real estate and financing	Resort and club operations	Total
Balance as of December 31, 2023	$23	$34	$3	$60
Current period provision for expected credit losses	4	7	12	23
Write-offs charged against the allowance	(8)	(8)	(1)	(17)
Balance as of June 30, 2024	$19	$33	$14	$66
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

The following table presents the components of each portfolio segment by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Securitized	$1,026	$770	$794	$214
Unsecuritized(1)	1,409	1,326	617	551
Timeshare financing receivables, gross	$2,435	$2,096	$1,411	$765
Unamortized non-credit acquisition premium(2)	—	—	136	32
Less: allowance for financing receivables losses	(613)	(500)	(393)	(279)
Timeshare financing receivables, net	$1,822	$1,596	$1,154	$518
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
(2)Non-credit premium of $97 million was recognized at the Diamond Acquisition Date, of which $18 million and $26 million remains unamortized as of June 30, 2024 and December 31, 2023, respectively. A non-credit premium of $2 million was recognized at the Grand Islander Acquisition Date with $1 million remaining unamortized as of June 30, 2024 and December 31, 2023, respectively. Non-credit premium of $152 million was recognized at the Bluegreen Acquisition Date, of which $117 million remains unamortized as of June 30, 2024.
In April 2024, we completed a securitization of approximately $240 million of gross timeshare financing receivables and issued approximately $101 million of 5.75% notes, $58 million of 5.99% notes, $46 million of 6.62% notes, and $35 million of 8.85% notes due September 2039. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the notes from the transaction are presented as non-recourse debt. The proceeds were used to pay down in part some of our existing debt and for other general corporate purposes. See Note 8: Consolidated Variable Interest Entities and Note 11: Debt and Non-recourse Debt for additional information.
In May 2024, we completed a securitization of approximately $375 million of gross timeshare financing receivables and issued approximately $217 million of 5.50% notes, $80 million of 5.65% notes, $57 million of 5.99% notes, and $21 million of 6.91% notes due March 2038. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the notes from the transaction are presented as non-recourse debt. The proceeds were used to pay down in part some of our existing debt and for other general corporate purposes. See Note 8: Consolidated Variable Interest Entities and Note 11: Debt and Non-recourse Debt for additional information.
As of June 30, 2024 and December 31, 2023, we had timeshare financing receivables of $9 million and $415 million, respectively, securing the Timeshare Facility. In connection with the acquisitions of Grand Islander and Bluegreen, we had access to additional timeshare facilities, which were terminated during the first quarter of 2024.
For our originated portfolio, we record an estimate of variable consideration for defaults as a reduction of revenue from financed VOI sales at the time revenue is recognized. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. During the six months ended June 30, 2024, and 2023, we recorded adjustments to our estimate of variable consideration of $158 million and $71 million, respectively. For our acquired portfolio, any changes to the estimates of our allowance are recorded within Financing expense on our unaudited condensed consolidated statements of operations in the period in which the change occurs.
We recognize interest income on our timeshare financing receivables as earned. As of June 30, 2024 and December 31, 2023, we had interest receivable outstanding of $17 million for both periods on our originated timeshare financing receivables. As of June 30, 2024 and December 31, 2023, we had interest receivable outstanding of $10 million and $4 million, respectively, on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our unaudited condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of June 30, 2024, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 15.2%, a weighted-average remaining term of 8.4 years and maturities through 2039. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 14.9%, a weighted-average remaining term of 7.3 years and maturities through 2039.
We apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees; interest; principal; and late charges. Once a loan is 91 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. During the six months ended June 30, 2024 and 2023, we reversed

$37 million and $36 million, respectively, of accrued interest income. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 91 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 121 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process, which is governed by product type and local law, is complete.
Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2023	$500	$279
Initial allowance for PCD financing receivables acquired during the period(1)	—	191
Provision for financing receivables losses(2)	158	1
Write-offs	(57)	(111)
Inventory recoveries	—	45
Upgrades(3)	12	(12)
Balance as of June 30, 2024	$613	$393

($ in millions)	Originated	Acquired
Balance as of December 31, 2022	$404	$338
Provision for financing receivables losses(2)	71	—
Write-offs	(33)	(28)
Inventory recoveries	—	8
Upgrades(3)	5	(5)
Balance as of June 30, 2023	$447	$313
(1)The initial allowance determined for receivables with credit deterioration was $197 million as of the Bluegreen Acquisition Date. We also reduced the allowance determined for receivables with credit deterioration for Legacy-Grand Islander by $6 million.
(2)For the Originated portfolio segment, this amount includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded timeshare financing receivables. For the Acquired portfolio segment, this amount includes incremental provision for credit loss expense from Acquired loans.
(3)Represents the initial change in allowance resulting from upgrades of Acquired loans. Upgraded Acquired loans and their related allowance are included in the Originated portfolio segment.
Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of June 30, 2024 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2024 (remaining)	$52	$49	$101
2025	107	98	205
2026	116	106	222
2027	119	118	237
2028	119	132	251
Thereafter	513	906	1,419
Total	$1,026	$1,409	$2,435
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
Our gross acquired timeshare financing receivables as of June 30, 2024 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2024 (remaining)	$43	$32	$75
2025	92	66	158
2026	98	68	166
2027	102	71	173
2028	98	75	173
Thereafter	361	305	666
Total	$794	$617	$1,411
Credit Quality of Timeshare Financing Receivables
We evaluate these portfolios collectively for purposes of estimating variable consideration, since we hold a large group of homogeneous timeshare financing receivables which are individually immaterial. We monitor the collectability of our receivables on an ongoing basis. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for estimating expected defaults and determining our allowance for financing receivables losses on our timeshare financing receivables. For the static pool analysis, we use several years of default data through which we stratify our portfolio using certain key dimensions to stratify our portfolio such as FICO scores and equity percentage at the time of sale. The adequacy of the related allowance is determined by management through analysis of several factors, such as current and forward-looking economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables.
Originated Timeshare Financing Receivables
Our originated gross balances by average FICO score of our originated timeshare financing receivables were as follows:

	Originated
	June 30, 2024
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$915	$425	$12	$150	$1,502
600-699	324	237	3	63	627
<600	40	32	—	5	77
No score(1)	205	9	13	2	229
Total	$1,484	$703	$28	$220	$2,435
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Originated
	December 31, 2023
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$882	$403	$3	$—	$1,288
600-699	311	220	—	—	531
<600	39	31	—	—	70
No score(1)	196	8	3	—	207
Total	$1,428	$662	$6	$—	$2,096
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following table details our gross originated timeshare financing receivables by the origination year and average FICO score as of June 30, 2024:

	Originated Timeshare Financing Receivables
($ in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO score
700+	$481	$443	$304	$121	$28	$125	$1,502
600-699	181	190	143	53	10	50	627
<600	19	24	19	7	1	7	77
No score(1)	67	67	34	16	10	35	229
Total	$748	$724	$500	$197	$49	$217	$2,435

Current period gross write-offs	$—	$2	$26	$17	$3	$9	$57
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of June 30, 2024 and December 31, 2023, we had ceased accruing interest on originated timeshare financing receivables with an aggregate principal balance of $257 million and $208 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Originated - Securitized
	June 30, 2024
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$659	$257	$1	$73	$990
31 - 90 days past due	13	8	—	1	22
91 - 120 days past due	4	2	—	—	6
121 days and greater past due	4	4	—	—	8
Total	$680	$271	$1	$74	$1,026

	Originated - Unsecuritized
	June 30, 2024
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$667	$295	$27	$143	$1,132
31 - 90 days past due	18	14	—	2	34
91 - 120 days past due	6	8	—	1	15
121 days and greater past due	113	115	—	—	228
Total	$804	$432	$27	$146	$1,409

	Originated - Securitized
	December 31, 2023
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$577	$162	$—	$—	$739
31 - 90 days past due	11	8	—	—	19
91 - 120 days past due	4	3	—	—	7
121 days and greater past due	2	3	—	—	5
Total	$594	$176	$—	$—	$770

	Originated - Unsecuritized
	December 31, 2023
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$723	$366	$6	$—	$1,095
31 - 90 days past due	16	18	—	—	34
91 - 120 days past due	4	7	—	—	11
121 days and greater past due	91	95	—	—	186
Total	$834	$486	$6	$—	$1,326
Acquired Timeshare Financing Receivables
Our gross balances by average FICO score of our acquired timeshare financing receivables were as follows:

	Acquired
	June 30, 2024
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$222	$54	$414	$690
600-699	159	17	309	485
<600	33	—	40	73
No score(1)	10	148	5	163
Total	$424	$219	$768	$1,411
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Acquired
	December 31, 2023
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$256	$66	$—	$322
600-699	189	20	—	209
<600	42	—	—	42
No score(1)	12	180	—	192
Total	$499	$266	$—	$765
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following tables detail our gross acquired timeshare financing receivables by the origination year and average FICO score as of June 30, 2024:

	Acquired Timeshare Financing Receivables
($ in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO score
700+	$4	$248	$100	$79	$64	$195	$690
600-699	1	143	76	63	46	156	485
<600	—	15	9	9	10	30	73
No score(1)	—	35	26	15	19	68	163
Total	$5	$441	$211	$166	$139	$449	$1,411

Current period gross write-offs	$—	$28	$19	$24	$16	$24	$111
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of June 30, 2024 and December 31, 2023, we had ceased accruing interest on acquired timeshare financing receivables with an aggregate principal balance of $295 million and $279 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Acquired - Securitized
	June 30, 2024
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$126	$76	$558	$760
31 - 90 days past due	4	1	19	24
91 - 120 days past due	2	—	5	7
121 days and greater past due	2	—	1	3
Total	$134	$77	$583	$794

	Acquired - Unsecuritized
	June 30, 2024
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$53	$121	$144	$318
31 - 90 days past due	3	3	8	14
91 - 120 days past due	1	2	8	11
121 days and greater past due	233	16	25	274
Total	$290	$142	$185	$617

	Acquired - Securitized
	December 31, 2023
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$131	$71	$—	$202
31 - 90 days past due	6	1	—	7
91 - 120 days past due	2	—	—	2
121 days and greater past due	3	—	—	3
Total	$142	$72	$—	$214

	Acquired - Unsecuritized
	December 31, 2023
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$92	$177	$—	$269
31 - 90 days past due	5	3	—	8
91 - 120 days past due	2	1	—	3
121 days and greater past due	258	13	—	271
Total	$357	$194	$—	$551
NOTE 7: INVENTORY
Inventory was comprised of the following:

($ in millions)	June 30, 2024	December 31, 2023
Completed unsold VOIs	$1,623	$1,259
Construction in process	305	140
Land, infrastructure and other	1	1
Total	$1,929	$1,400
For the six months ended June 30, 2024, we recorded non-cash operating activity transfers of $69 million related to the registrations for timeshare units under construction for two properties from Property and equipment, net to Inventory. As VOI inventory is constructed it is recorded into Property and equipment, net until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred into completed unsold VOIs inventory.
The table below presents cost of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Cost of sales true-up(1)	$(4)	$13	$11	$29
(1)For the three months ended June 30, 2024, the cost of sales true-up increased cost of VOI sales and decreased inventory. For the six months ended June 30, 2024, the cost of sales true-up decreased cost of VOI sales and increased inventory. For the three and six months ended June 30, 2023, the cost of sales true-up decreased cost of VOI sales and increased inventory.
NOTE 8: CONSOLIDATED VARIABLE INTEREST ENTITIES
As of June 30, 2024, we consolidated 17 VIEs. The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
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

We have aggregated the variable interests in the entities, including those associated with Bluegreen's outstanding timeshare financing receivables securitization transactions, as they are similar in nature. See Note 11: Debt and Non-recourse debt for additional information.
Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	June 30, 2024	December 31, 2023
Restricted cash	$62	$48
Timeshare financing receivables, net	1,535	1,395
Non-recourse debt, net	1,705	1,466
NOTE 9: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of June 30, 2024 and December 31, 2023, we had ownership interests in BRE Ace LLC and 1776 Holding LLC, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. These two unconsolidated affiliates have aggregated debt balances of $368 million and $427 million as of June 30, 2024 and December 31, 2023, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totaled $78 million and $71 million as of June 30, 2024 and December 31, 2023, respectively, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 16: Related Party Transactions for additional information.
As part of the Bluegreen Acquisition, we obtained variable interests within statutory business trusts (collectively, the “Trusts”) formed previously by wholly owned subsidiaries of the Company. Each subsidiary issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933 and invested the proceeds thereof in its junior subordinated debentures. The Trusts were VIEs in which the subsidiaries are not the primary beneficiaries. As of June 30, 2024, we paid down $171 million, which represented the full balance of the junior subordinated debentures acquired as part of the Bluegreen acquisition. See Note 11: Debt and Non-recourse debt for additional information.
For these VIEs, our investment interests are included in the condensed consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the unaudited condensed consolidated statements of operations as Equity in earnings from unconsolidated affiliates.
NOTE 10: INTANGIBLE ASSETS
Intangible assets and related accumulated amortization were as follows:

	June 30, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(20)	$28
Management contracts	1,819	(412)	1,407
Club member relationships	175	(67)	108
Capitalized software	242	(144)	98
Marketing agreements	209	(7)	202
Other contract-related intangible assets	46	(2)	44
Total	$2,539	$(652)	$1,887

	December 31, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(18)	$—
Management contracts	1,340	(347)	993
Club member relationships	139	(57)	82
Capitalized software	207	(124)	83
Total	$1,704	$(546)	$1,158

We acquired definite-life intangible assets as part of the Bluegreen Acquisition, which have been valued on a preliminary basis, in the amount of $812 million as of the Bluegreen Acquisition Date. Refer to Note 3: Acquisitions for additional information.
Amortization expense on intangible assets was $55 million and $38 million for the three months ended June 30, 2024 and 2023, respectively, and $106 million and $78 million for the six months ended June 30, 2024 and 2023, respectively. No intangible impairment charges were recognized during the three and six months ended June 30, 2024 and 2023, respectively.
NOTE 11: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	June 30, 2024	December 31, 2023
Debt(1)
Senior secured credit facility
Term loan with a rate of 7.829%, due 2028	$1,264	$1,271
Term loan with a rate of 8.079%, due 2031	898	—
Revolver with a rate of 7.688%, due 2026	513	438
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Senior notes with a rate of 6.625%, due 2032	900	—
Other debt (4)	36	33
Total debt, gross	4,961	3,092
Less: unamortized deferred financing costs and discounts(2)(3)(5)	(76)	(43)
Total debt, net	$4,885	$3,049
(1)As of June 30, 2024 and December 31, 2023, weighted-average interest rates were 6.850% and 6.649%, respectively.
(2)Amount includes unamortized deferred financing costs related to our term loans and senior notes of $41 million and $26 million, respectively, as of June 30, 2024 and $21 million and $17 million, respectively, as of December 31, 2023. This amount also includes unamortized original issuance discounts of $6 million and $5 million as of June 30, 2024 and December 31, 2023, respectively.
(3)Amount does not include unamortized deferred financing costs of $3 million as of June 30, 2024 and December 31, 2023, respectively, related to our revolving facility which are included in Other assets in our unaudited condensed consolidated balance sheets.
(4)This amount includes $5 million related to the recourse portion on the NBA Receivables Facility, which is generally limited to the greater of 15% of the outstanding borrowings and $5 million, subject to certain exceptions.
(5)Amount also includes unamortized discount of $3 million related to the Bluegreen debt recognized at the Bluegreen Acquisition Date.
Senior secured credit facility
On January 17, 2024, we entered into Amendment No. 4 (the “Amendment”) to the Credit Agreement and incurred $900 million of new term loans that will mature on January 17, 2031. Proceeds from the new term loans were used to pay the Bluegreen Acquisition consideration, fees and expenses incurred in connection with the Amendment and to refinance the repayment of certain indebtedness of Bluegreen and its subsidiaries.
On April 8, 2024, we amended our Term Loan due 2028 under the Senior secured credit facility. Under the amendment, the new interest rate is SOFR plus 2.50%, down from SOFR plus 2.75%. Also the credit spread adjustment for the Term Loan due 2028 was removed. On July 18, 2024, we amended our Term Loan due 2031 under the Senior secured credit facility. Under the amendment, the new interest rate is SOFR plus 2.25%, down from SOFR plus 2.75%.
As of June 30, 2024, we had $41 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of June 30, 2024. As of June 30, 2024, we have $446 million remaining borrowing capacity under the revolver facility.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the SOFR-based senior secured credit facility. As of June 30, 2024, these interest rate swaps convert the SOFR-based variable rate on our Term Loan due 2028 to average fixed rates of 1.55% per annum with maturities between 2026 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of June 30, 2024, the aggregate notional values of the interest rate swaps under our Term Loan due 2028 was $550 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and are recorded at their estimated fair value as an asset in Other assets in our condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the estimated fair values of our cash flow hedges were $46 million and $42 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. We classify cash inflows and outflows from derivatives that hedge interest rate risk within operating activities in the unaudited condensed consolidated statements of cash flows.
The following table reflects the activity, net of tax, in Accumulated other comprehensive income related to our derivative instruments during the six months ended June 30, 2024:

Net unrealized gain on derivative instruments
Balance as of December 31, 2023	$32
Other comprehensive income before reclassifications, net	11
Reclassifications to net income	(8)
Balance as of June 30, 2024	$35
Senior Notes due 2032
On January 10, 2024, we completed an offering for $900 million aggregate principal amount of 6.625% senior secured notes due 2032 (“Senior Notes due 2032”) issued by our wholly-owned subsidiaries, Hilton Grand Vacations Borrower Escrow, LLC and Hilton Grand Vacations Borrower Escrow, Inc. Proceeds from the new secured notes were used to pay the Bluegreen Acquisition consideration, fees and expenses incurred in connection with the Amendment and to refinance the repayment of certain indebtedness of Bluegreen and its subsidiaries. The Senior Notes due 2032 are guaranteed on a senior secured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of June 30, 2024.
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of June 30, 2024.
Junior subordinated debentures
As part of the Bluegreen Acquisition, we assumed junior subordinated debentures. During the six months ended June 30, 2024, the junior subordinated debentures were paid down in full for $171 million. See Note 9: Investments in Unconsolidated Affiliates for additional information.

Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	June 30, 2024	December 31, 2023
Non-recourse debt(1)
Timeshare Facility with an average rate of 6.530%, due 2027(2)	$—	$400
Grand Islander Timeshare Facility with an average rate of 6.716%, due 2029	—	124
HGV Securitized Debt with a weighted average rate of 3.602%, due 2032	53	66
HGV Securitized Debt with a weighted average rate of 2.431%, due 2033	58	70
HGV Securitized Debt with a weighted average rate of 4.304%, due 2034	97	118
HGV Securitized Debt with a weighted average rate of 4.826%, due 2037	155	188
HGV Securitized Debt with a weighted average rate of 5.937%, due 2038	217	264
HGV Securitized Debt with a weighted average rate of 5.685%, due 2038	367	—
HGV Securitized Debt with a weighted average rate of 6.419%, due 2039	227	—
HGV Securitized Debt with a weighted average rate of 3.658%, due 2039	79	95
Grand Islander Securitized Debt with a weighted average rate of 2.965%, due 2029	—	15
Grand Islander Securitized Debt with a weighted average rate of 3.316%, due 2033	46	55
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2033	74	87
Bluegreen Securitized Debt with a weighted average rate of 3.117%, due 2032	14	—
Bluegreen Securitized Debt with a weighted average rate of 4.019%, due 2034	22	—
Bluegreen Securitized Debt with a weighted average rate of 2.597%, due 2036	49	—
Bluegreen Securitized Debt with a weighted average rate of 4.599%, due 2037	101	—
Bluegreen Securitized Debt with a weighted average rate of 6.321%, due 2038	171	—
Quorum Purchase Facility with an average rate of 5.020%, due 2034	7	—
NBA Receivables Facility with an average rate of 7.200%, due 2031(5)	21	—
Total non-recourse debt, gross	1,758	1,482
Less: unamortized deferred financing costs and discount(3)(4)	(33)	(16)
Total non-recourse debt, net	$1,725	$1,466
(1)As of June 30, 2024 and December 31, 2023, weighted-average interest rates were 5.075% and 5.095%, respectively.
(2)The revolving commitment period of the Timeshare Facility terminates in March 2026; however, the repayment maturity date extends 12 months beyond the commitment termination date to March 2027.
(3)Amount relates to securitized debt only and does not include unamortized deferred financing costs of $3 million and $2 million as of June 30, 2024 and December 31, 2023, respectively, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.
(4)Amount also includes unamortized discount of $2 million related to the Grand Islander securitized debt recognized at the Grand Islander Acquisition Date and unamortized discount of $12 million related to the Bluegreen securitized and non-recourse debt recognized at the Bluegreen Acquisition Date.
(5)Recourse on the NBA Receivables Facility is generally limited to the greater of 15% of the outstanding borrowings and $5.0 million, subject to certain exceptions.
In April 2024, we completed a securitization of approximately $240 million of gross timeshare financing receivables and issued approximately $101 million of 5.75% notes, $58 million of 5.99% notes, $46 million of 6.62% notes, and $35 million of 8.85% notes due September 2039. The issued notes are backed by pledged assets, consisting primarily of a pool of Bluegreen timeshare financing receivables secured by first mortgages and a letter of credit. The notes are a non-recourse obligation and are payable solely from the pool of timeshare financing receivables pledged as collateral for the notes. The proceeds of the notes were used to pay down in part some of our existing debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $4 million in debt issuance costs.
In May 2024, we completed a securitization of approximately $375 million of gross timeshare financing receivables and issued approximately $217 million of 5.50% notes, $80 million of 5.65% notes, $57 million of 5.99% notes, and $21 million of 6.91% notes due March 2038. The issued notes are backed by pledged assets, consisting primarily of a pool of timeshare loans secured by first mortgages, first deeds of trust, membership interests or timeshare interests (other than a fee simple interest in real estate). The notes are a non-recourse obligation and are payable solely from the timeshare financing receivables pledged as collateral for the notes. The proceeds of the notes were used to pay down in part some of our existing debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $5 million in debt issuance costs.
The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of June 30, 2024, our Timeshare Facility has a remaining borrowing capacity of $750 million. In March 2024, we renewed our Timeshare Facility agreement under new terms, which included extending the commitment and maturity period to March 2026 and March 2027, respectively, and permitting to pledge as collateral certain timeshare loans associated to Grand Islander. On January 31, 2024, we terminated the Grand Islander Timeshare Facility. In connection with the Bluegreen Acquisition, we acquired an additional timeshare facility which was subsequently terminated in February 2024.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $62 million and $48 million as of June 30, 2024 and December 31, 2023, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of June 30, 2024 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2024 (remaining six months)	$13	$230	$243
2025	26	383	409
2026	537	316	853
2027	22	242	264
2028	1,238	187	1,425
Thereafter	3,125	400	3,525
Total	$4,961	$1,758	$6,719
NOTE 12: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	June 30, 2024
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$2,976	$—	$3,145
Liabilities:
Debt, net(2)	4,885	3,377	1,449
Non-recourse debt, net(2)	1,725	1,710	22

	December 31, 2023
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$2,113	$—	$2,289
Liabilities:
Debt, net(2)	3,049	2,496	483
Non-recourse debt, net(2)	1,466	867	592
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
NOTE 13: INCOME TAXES
The effective tax rate for the three months ended June 30, 2024 and 2023 was approximately 60% and 30%, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 was approximately 80% and 25%, respectively. The effective tax rate increase quarter over quarter is due to the overall change in earnings. The effective tax rate increase year over year is primarily due to the net impact of jurisdictional mix and discrete items relative to income before taxes. The discrete items are primarily comprised of unrecognized tax benefits. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21% is primarily due to the impact of state and foreign income taxes, the jurisdictional mix of earnings, and discrete items, primarily unrecognized tax benefits.
NOTE 14: SHARE-BASED COMPENSATION
Stock Plan
On May 3, 2023, the 2023 Omnibus Incentive Plan (“2023 Plan”) was approved by our stockholders to replace the 2017 Omnibus Incentive Plan and the 2017 Plan for Non-Employee Directors (the “2017 Plans”). The 2023 Plan authorizes the issuance of restricted stock units (“Service RSUs” or “RSUs”), nonqualified stock options (“Options”), time and performance-vesting restricted stock units (“Performance RSUs” or “PSUs”), and stock appreciation rights (“SARs”) to certain employees and directors. Pursuant to the 2023 Plan, 5,240,000 shares of our common stock are reserved for issuance. The 2017 Plans remain in place until all of the awards previously granted thereunder have been paid, forfeited or expired. Shares underlying awards that are canceled or forfeited under the 2017 Plans without the issuance of any shares are added to the 2023 Plan share pool. However, the shares which remained available for issuance under the 2017 Plans are no longer available for issuance, and all future awards will be granted pursuant to the 2023 Plan.
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
On March 5, 2024, our Board of Directors approved transaction incentive awards (“Transaction Incentive Awards”) in connection with the Bluegreen Acquisition consisting of Performance RSUs and performance-based cash awards (the “Performance Cash Awards”) for certain executive officers and employees. The Transaction Incentive Awards were granted under, and pursuant to the terms and conditions of, the 2023 Plan, and the award agreements approved by the Compensation Committee. The Performance Cash Awards are $8 million and are payable based on the level of achievement of pre-established performance goals relating to run rate cost savings following an 18-month performance period commencing on the Bluegreen Acquisition Date, and ending on June 30, 2025, except that fifty percent (50%) of the Performance Cash Award is eligible to vest and be payable on September 30, 2024, if certain run rate cost savings goals are achieved by such date.

As of June 30, 2024, there were 3,947,956 shares of common stock available for future issuance under the 2023 plan. We recognized share-based compensation expense of $17 million and $15 million for the three months ended June 30, 2024 and 2023 and $26 million and $25 million, for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, unrecognized compensation costs for unvested awards were approximately $70 million, which is expected to be recognized over a weighted average period of 1.6 years.
Service RSUs
During the six months ended June 30, 2024, we issued 668,033 Service RSUs with a weighted-average grant date fair value of $44.37, which generally vest in equal annual installments over three years from the date of grant.
Options
During the six months ended June 30, 2024, we granted 388,084 Options with a weighted-average exercise price of $44.45, which generally vest over three years from the date of the grant. The weighted-average grant date fair value of these Options was $22.63, which was determined using the Black-Scholes-Merton option-pricing model with the assumptions included in the table below. Expected volatility is calculated using the historical volatility of our share price. Risk-free rate is based on the Treasury Constant Maturity Rate closest to the expected life as of the grant date. Expected term is estimated using the vesting period and contractual term of the Options.

Expected volatility	47.7%
Dividend yield (1)	—%
Risk-free rate	4.1% - 4.3%
Expected term (in years)	6.0
(1)At the date of grant we had no plans to pay dividends during the expected term of these options.
As of June 30, 2024, we had 1,908,377 Options outstanding that were exercisable.
Performance RSUs
During the six months ended June 30, 2024, we issued 156,809 Performance RSUs with a weighted-average grant date fair value of $44.54. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.
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
We determined that the performance conditions for our Performance RSUs are probable of achievement and, for the six months ended June 30, 2024, and 2023, we recognized compensation expense based on the number of Performance RSUs we expect to vest.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the ESPP, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The Board of Directors amended the ESPP plan in 2022 to allow eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. The amendment became effective in 2023. During the three and six months ended June 30, 2024 and 2023, we recognized less than $1 million of compensation expense related to this plan, respectively.

NOTE 15: EARNINGS PER SHARE
The following tables present the calculation of our basic and diluted earnings per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares outstanding in millions, except per share amounts)	2024	2023	2024	2023
Basic EPS:
Numerator:
Net income (loss) attributable to stockholders	$2	$80	$(2)	$153
Denominator:
Weighted average shares outstanding	103.4	110.9	104.3	111.8
Basic EPS(1)	$0.02	$0.72	$(0.02)	$1.37
Diluted EPS:
Numerator:
Net income (loss) attributable to stockholders	$2	$80	$(2)	$153
Denominator:
Weighted average shares outstanding	104.3	112.1	104.3	113.3
Diluted EPS(1)	$0.02	$0.71	$(0.02)	$1.35

Basic weighted average shares outstanding	103.4	110.9	104.3	111.8
RSUs(2), PSUs(3), Options(4) and ESPP	0.9	1.2	—	1.5
Diluted weighted average shares outstanding	104.3	112.1	104.3	113.3
(1)Earnings per share amounts are calculated using whole numbers.
(2) Excludes approximately 220,000 shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the three months ended June 30, 2024. Also excludes approximately 316,000 and 208,000 shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and six months ended June 30, 2023. These RSUs could potentially dilute EPS in the future.
(3) Excludes approximately 14,000 shares of PSUs that would have been anti-dilutive to EPS under the treasury stock method for the three months ended June 30, 2024. Also excludes approximately 60,000 and 38,000 shares of PSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and six months ended June 30, 2023. These PSUs could potentially dilute EPS in the future.
(4) Excludes approximately 1,212,000 shares of Options that would have been anti-dilutive to EPS under the treasury stock method for the three months ended June 30, 2024. Also excludes approximately 735,000 and 635,000 shares of Options that would have been anti-dilutive to EPS under the treasury stock method for the three and six months ended June 30, 2023. These Options could potentially dilute EPS in the future.
The dilutive effect of outstanding share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method using average market prices during the period. Potentially dilutive shares of 1,239,081 for the six months ended June 30, 2024, were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share as a result of our net loss position.
Share Repurchases
On May 3, 2023, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the “2023 Repurchase Plan”). The following table summarizes stock repurchase activity under the share repurchase program as of June 30, 2024:

(in millions)	Shares	Cost
As of December 31, 2023	4	$141
Repurchases	5	199
As of June 30, 2024	9	$340
From July 1, 2024 through July 31, 2024, we repurchased approximately 1.1 million shares for $46 million. As of August 1, 2024, we had $114 million of remaining availability under the 2023 Repurchase Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Equity in earnings from unconsolidated affiliates	$3	$2	$8	$5
Commissions and other fees	44	56	80	108
We also had $8 million and $19 million of outstanding receivables related to these fee-for-service agreements included in Accounts receivable, net on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
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
We do not include equity in earnings from unconsolidated affiliates in our measures of segment operating performance.

The following table below presents revenues for our reportable segment results which include the acquired Grand Islander and Bluegreen operations, within both segments and as of their respective acquisition dates, reconciled to consolidated amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Revenues:
Real estate sales and financing	$740	$604	$1,427	$1,154
Resort operations and club management(1)	386	320	746	622
Total segment revenues	1,126	924	2,173	1,776
Cost reimbursements	129	97	251	192
Intersegment eliminations(1)	(20)	(14)	(33)	(27)
Total revenues	$1,235	$1,007	$2,391	$1,941
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts.
The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Adjusted EBITDA:
Real estate sales and financing(1)	$193	$189	$399	$358
Resort operations and club management(1)	152	123	286	232
Segment Adjusted EBITDA	345	312	685	590
Acquisition and integration-related expense	(48)	(13)	(157)	(30)
General and administrative	(58)	(48)	(103)	(90)
Depreciation and amortization	(68)	(52)	(130)	(103)
License fee expense	(40)	(34)	(75)	(64)
Other (loss) gain, net	(3)	3	(8)	4
Interest expense	(87)	(44)	(166)	(88)
Income tax (expense) benefit	(3)	(35)	8	(52)
Equity in earnings from unconsolidated affiliates	3	2	8	5
Impairment expense	—	(3)	(2)	(3)
Other adjustment items(2)	(37)	(8)	(58)	(16)
Net income	4	80	2	153
Net income attributable to noncontrolling interest	2	—	4	—
Net income (loss) attributable to stockholders	$2	$80	$(2)	$153
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)These amounts include costs associated with stock-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
NOTE 18: COMMITMENTS AND CONTINGENCIES
Bass Pro Shops Marketing Agreement Commitments
In November 2023, we entered into a 10-year exclusive marketing agreement with Bass Pro Shops (“Bass Pro”), a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. This agreement became effective on the Bluegreen Acquisition Date. As a part of this agreement, we are required to make certain minimum annual payments and certain variable payments based upon the number of travel packages sold during the year or the number of Bass Pro and Cabela’s retail locations HGV maintains during the year.
As of June 30, 2024, HGV had sales and marketing operations at a total of 132 Bass Pro Shops and Cabela’s Stores, including 12 virtual kiosks.

Other Commitments
We have fulfilled certain arrangements with developers where we were committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2024, there are no future inventory commitments and we have not entered into new arrangements with developers. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.
During the six months ended June 30, 2024, we fulfilled $27 million of purchases required under our inventory commitments for properties in Japan. As of June 30, 2024, our remaining obligations were expected to be incurred as follows:

($ in millions)	2024 (remaining)	2025	2026	2027	2028	Thereafter	Total
Marketing and License Fee Agreements	$11	$49	$64	$78	$83	$199	$484
Other commitments(1)	7	11	6	1	1	1	27
Total	$18	$60	$70	$79	$84	$200	$511
(1)Primarily relates to commitments related to information technology and sponsorships.
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
As of June 30, 2024, we accrued liabilities of approximately $7 million for all legal matters, none of which relate to the judgment entered against Diamond in March 2022 in connection with a case filed in 2015 (O’Malley v. Diamond Resorts Management, Inc.). During the first quarter of 2024, the judgment entered in O’Malley v. Diamond Resorts Management, Inc. was fully satisfied for approximately $104 million. Of this $104 million, we made a payment of approximately $50 million and our insurance policies covered the remaining $54 million. Since we received the portion from our insurance policies, we no longer have an insurance claim receivable within Accounts receivable, net in our unaudited condensed consolidated balance sheet as of June 30, 2024. During the six months ended June 30, 2024, we recognized charges of approximately $2 million to General and administrative in our unaudited condensed consolidated statement of operations that represents the amount of the settlement liability not deemed probable of recovery from the insurance carriers, prior to the full settlement of the matter. In May 2024, we settled an additional legal matter for approximately $13 million that was previously recorded in Accounts payable and accrued expenses.
On July 22, 2024, an adverse interim award was entered in an arbitration related to a matter that existed as of the Bluegreen Acquisition Date involving Bluegreen Vacations Unlimited, Inc., a Bluegreen subsidiary, in connection with an alleged breach of a purchase and sale agreement for The Manhattan Club property in New York, New York. Prior to any decision by the arbitration panel on potential damages for breach, the interim award allows Bluegreen to propose a cure for the breach, which may involve purchases of inventory at The Manhattan Club and assuming the management agreement for The Manhattan Club. The Company is currently evaluating potential cure or other resolution of this matter, which is not currently estimable and could potentially result in a measurement period adjustment related to the liabilities assumed as part of the Bluegreen Acquisition.
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
Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $805 million as of June 30, 2024, which primarily consist of escrow, construction and subsidy related bonds.
NOTE 19: SUBSEQUENT EVENTS
On August 7, 2024, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an aggregate of $500 million of our outstanding shares of common stock over a two-year period which is in addition to the amount remaining under the 2023 Share Repurchase Plan.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements convey management’s expectations as to the future of HGV, and are based on management’s beliefs, expectations, assumptions and such plans, estimates, projections and other information available to management at the time HGV makes such statements. Forward-looking statements include all statements that are not historical facts and may be identified by terminology such as the words “outlook,” “believe,” “expect,” “potential,” “goal,” “continues,” “may,” “will,” “should,” “could,” “would,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “future,” “guidance,” “target,” or the negative version of these words or other comparable words, although not all forward-looking statements may contain such words. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements related to HGV’s revenues, earnings, taxes, cash flow and related financial and operating measures, and expectations with respect to future operating, financial and business performance, and other anticipated future events and expectations that are not historical facts, including related to the acquisition and integration of Bluegreen Vacations Holding Corporation (“Bluegreen”).
HGV cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond HGV’s control, which may cause the actual results, performance or achievements to be materially different from the future results. Any one or more of these risks or uncertainties, including those related to HGV’s acquisition and integration of Bluegreen, could adversely impact HGV’s operations, revenue, operating profits and margins, key business operational metrics discussed under “—Operational Metrics” below, financial condition or credit rating.
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
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q includes discussion of terms that are not recognized terms under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and financial measures that are not calculated in accordance with U.S. GAAP, including earnings before interest expense (excluding interest expense relating to our non-recourse debt), taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA, Adjusted EBITDA Attributable to Stockholders, fee-for-service commissions and brand fees, sales and marketing expense, net, sales revenue, real estate expense, and profits and profit margins for our real estate, financing, resort and club management, and rental and ancillary services.
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
Our operations primarily consist of: selling VOIs for us and third parties; financing and servicing loans provided to consumers for their VOI purchases; operating resorts and timeshare plans; and managing our clubs and exchange programs that include HGV Max, Hilton Grand Vacations Club, Hilton Club, Diamond clubs and Bluegreen Vacation Club (collectively referred to as “Clubs”).
As of June 30, 2024, we have approximately 200 properties located in the United States (“U.S.”), Europe, Mexico, the Caribbean, Canada and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, Arizona, Nevada, South Carolina and Virginia, inclusive of the new locations we have expanded into through the Bluegreen Acquisition. Our properties feature spacious, condominium-style accommodations with superior amenities and quality service. We are in the process of rebranding many of the Diamond properties and anticipate rebranding the majority of Bluegreen properties. We expect to begin rebranding of certain Bluegreen properties during the fourth quarter of 2024 to the Hilton Grand Vacations brands and Hilton standards.
As of June 30, 2024, we had approximately 720,000 members across our Club offerings. Based on the type of Club membership, certain members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort, any property in the Hilton system of 23 industry-leading brands across approximately 7,600 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options. Bluegreen Vacation Club members have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to other hotels and resorts through Bluegreen partnerships and exchange networks.
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
Our trust VOI product that we market and sell is a beneficial interest in one of our Collections, which are represented by an annual or biennial allotment of points that can be utilized for vacations at any of the resorts in that Collection. In general, purchasers of a VOI in a collection do not acquire a direct ownership interest in the resort properties in the Collection. Rather, for each Collection, one or more trustees hold legal title to the deeded fee simple real estate interests or the functional equivalent, or, in some cases, leasehold real estate interests for the benefit of the respective Collection’s association members in accordance with the applicable agreements.
Through the Bluegreen Acquisition, we also offer a points-based use right in perpetuity coupled with a freehold estate whereby upon purchase of a VOI, the purchaser directs conveyance of the VOI to the trustee of the Bluegreen Vacation Club who holds the timeshare interest pursuant to the Bluegreen Vacation Club Trust Agreement, dated as of May 18, 1994. At the time of conveyance of the timeshare interest, the purchaser becomes a member and is designated an

"Owner Beneficiary" of the Bluegreen Vacation Club. Bluegreen Vacation Club members may use their allotment of points for stays at Bluegreen’s resorts or other hotels and resorts available through partnerships and exchange networks.
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
For the six months ended June 30, 2024, sales from fee-for-service and just-in-time inventory were 18%, and 23% of contract sales, respectively. See “Key Business and Financial Metrics — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is $12.8 billion at current pricing. Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 30% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
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
With the Bluegreen Acquisition, our marketing and sales activities also include marketing relationships with nationally-recognized consumer brands, such as Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, and Choice Hotels. In November 2023, HGV signed a 10-year exclusive marketing agreement with Bass Pro that provides HGV with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. This agreement became effective on the Bluegreen Acquisition Date. As of June 30, 2024, HGV had sales and marketing operations at a total of 132 Bass Pro Shops and Cabela’s Stores, including 12 virtual kiosks. Additionally, the joint venture between HGV and Bass Pro includes four high-end wilderness resorts under the Big Cedar Lodge brand.
Through the Bluegreen Acquisition, we also gained access to an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages.
Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the six months ended June 30, 2024, 71% of our contract sales were to our existing owners, compared to 69% for the six months ended June 30, 2023.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 65% and 61% for the six months ended June 30, 2024 and 2023, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume of all contracts originated in the period.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Six Months Ended June 30,
	2024	2023
Weighted-average FICO score	738	736
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
•VPG represents the sales attributable to tours at our sales locations and is calculated by dividing contract sales, excluding telesales, by tour flow. We consider VPG to be an important operating measure because it measures the effectiveness of our sales process, combining the average transaction price with the closing rate.
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
Adjusted EBITDA Attributable to Stockholders is Adjusted EBITDA excluding amounts attributable to the noncontrolling interest in Bluegreen/Big Cedar Vacations LLC, a joint venture in which HGV is deemed to hold a controlling financial interest based on its 51% equity interest (“Big Cedar”), its active role as the day-to-day manager of its activities, and majority voting control of its management committee.
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
Results of Operations
Three and Six Months Ended June 30, 2024 Compared with the Three and Six Months Ended June 30, 2023
Segment Results
The following tables present our revenues by segment. We do not include equity in earnings from unconsolidated affiliates in our measures of segment operating performance.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Revenues:
Real estate sales and financing	$740	$604	$136	22.5	$1,427	$1,154	$273	23.7
Resort operations and club management	386	320	66	20.6	746	622	124	19.9
Total segment revenues	1,126	924	202	21.9	2,173	1,776	397	22.4
Cost reimbursements	129	97	32	33.0	251	192	59	30.7
Intersegment eliminations(1)	(20)	(14)	(6)	42.9	(33)	(27)	(6)	22.2
Total revenues	$1,235	$1,007	$228	22.6	$2,391	$1,941	$450	23.2
(1)See Note 17: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income, our most comparable U.S. GAAP financial measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders:

	Three Months Ended June 30,		Variance(1)		Six Months Ended June 30,		Variance(1)
($ in millions)	2024	2023	$	%	2024	2023	$	%
Net income (loss) attributable to stockholders	$2	$80	$(78)	(97.5)	$(2)	$153	$(155)	NM
Net income attributable to noncontrolling interest	2	—	2	100.0	4	—	4	100.0
Net income	4	80	(76)	(95.0)	2	153	(151)	(98.7)
Interest expense	87	44	43	97.7	166	88	78	88.6
Income tax expense (benefit)	3	35	(32)	(91.4)	(8)	52	(60)	NM
Depreciation and amortization	68	52	16	30.8	130	103	27	26.2
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	2	1	1	100.0	3	1	2	NM
EBITDA	164	212	(48)	(22.6)	293	397	(104)	(26.2)
Other loss (gain), net	3	(3)	6	NM	8	(4)	12	NM
Share-based compensation expense	18	16	2	12.5	27	26	1	3.8
Impairment expense	—	3	(3)	(100.0)	2	3	(1)	(33.3)
Acquisition and integration-related expense	48	13	35	NM	157	30	127	NM
Other adjustment items(2)	33	7	26	NM	55	14	41	NM
Adjusted EBITDA	266	248	18	7.3	542	466	76	16.3
Adjusted EBITDA attributable to noncontrolling interest	4	—	4	100.0	7	—	7	100.0
Adjusted EBITDA attributable to stockholders	$262	$248	$14	5.6	$535	$466	$69	14.8
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

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$193	$189	$4	2.1	$399	$358	$41	11.5
Resort operations and club management(1)	152	123	29	23.6	286	232	54	23.3
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	5	3	2	66.7	11	6	5	83.3
License fee expense	(40)	(34)	(6)	17.6	(75)	(64)	(11)	17.2
General and administrative(2)	(44)	(33)	(11)	33.3	(79)	(66)	(13)	19.7
Adjusted EBITDA	266	248	18	7.3	542	466	76	16.3
Adjusted EBITDA attributable to noncontrolling interest	4	—	4	100.0	7	—	7	100.0
Total Adjusted EBITDA attributable to stockholders	$262	$248	$14	5.6	$535	$466	$69	14.8
(1)Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)Adjusts for segment related share-based compensation, depreciation and other adjustment items.
Real estate sales and financing Adjusted EBITDA increased by $4 million and $41 million, respectively, for the three and six months ended June 30, 2024, compared to the same period in 2023. For the same periods, Real estate sales and financing Adjusted EBITDA decreased $43 million and $42 million, respectively, excluding the $47 million and $83 million impact related to the Bluegreen Acquisition, primarily due to decreases in Sales, marketing, brand and other fees revenue, partially offset by increases in financing revenue and increases in financing expense.
Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the Real estate sales and financing segment.
Resort operations and club management segment adjusted EBITDA increased by $29 million for the three months ended June 30, 2024, compared to the same period in 2023. For the same period, Resort operations and club management segment Adjusted EBITDA remained relatively consistent, excluding the $25 million impact related to the Bluegreen Acquisition.
Resort operations and club management segment adjusted EBITDA increased by $54 million for the six months ended June 30, 2024, compared to the same period in 2023. For the same period, Resort operations and club management segment Adjusted EBITDA increased by $19 million, excluding the $35 million impact related to the Bluegreen Acquisition, primarily due to increases in resort and club management revenue and rental and ancillary services revenue partially offset by increases in resort and club management and rental expenses.
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

	Three Months Ended June 30,		Variance(1)		Six Months Ended June 30,		Variance(1)
($ in millions)	2024	2023	$	%	2024	2023	$	%
Net income (loss) attributable to stockholders	$2	$80	$(78)	(97.5)	$(2)	$153	$(155)	NM
Net income attributable to noncontrolling interest	2	—	2	100.0	4	—	4	100.0
Net income	4	80	(76)	(95.0)	2	153	(151)	(98.7)
Interest expense	87	44	43	97.7	166	88	78	88.6
Income tax expense (benefit)	3	35	(32)	(91.4)	(8)	52	(60)	NM
Depreciation and amortization	68	52	16	30.8	130	103	27	26.2
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	2	1	1	100.0	3	1	2	NM
EBITDA	164	212	(48)	(22.6)	293	397	(104)	(26.2)
Other loss (gain), net	3	(3)	6	NM	8	(4)	12	NM
Equity in earnings from unconsolidated affiliates(2)	(5)	(3)	(2)	66.7	(11)	(6)	(5)	83.3
Impairment expense	—	3	(3)	(100.0)	2	3	(1)	(33.3)
License fee expense	40	34	6	17.6	75	64	(11)	17.2
Acquisition and integration-related expense	48	13	35	NM	157	30	127	NM
General and administrative	58	48	10	20.8	103	90	13	14.4
Profit	$308	$304	$4	1.3	$627	$574	$53	9.2

Real estate profit	$120	$144	$(24)	(16.7)	$254	$269	$(15)	(5.6)
Financing profit	58	52	6	11.5	123	102	21	20.6
Resort and club management profit	123	89	34	38.2	235	178	57	32.0
Rental and ancillary services profit	7	19	(12)	(63.2)	15	25	(10)	(40.0)
Profit	$308	$304	$4	1.3	$627	$574	$53	9.2
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Excludes impact of interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates of $2 million and $3 million, respectively, for the three and six months ended June 30, 2024 and $1 million for both the three and six months ended June 30, 2023.

Reconciliation of Non-GAAP Real Estate Measures to GAAP Measures
The following table reconciles our Sales, marketing, brand and other fees revenue, our most comparable U.S. GAAP financial measure, to Fee-for-service commissions and brand fees, and Sales and marketing expense, our most comparable U.S. GAAP financial measure, to Sales and marketing expense, net. Fee-for-service commissions and brand fees and Sales and marketing expense, net, are used in calculating our real estate profit and real estate profit margin. See “Real Estate Sales and Financing Segment—Real Estate” below.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Sales, marketing, brand and other fees	$167	$173	$(6)	(3.5)	$312	$331	$(19)	(5.7)
Less: Marketing revenue and other fees(1)	(79)	(62)	(17)	27.4	(160)	(113)	(47)	41.6
Fee-for-service commissions and brand fees	$88	$111	$(23)	(20.7)	$152	$218	$(66)	(30.3)

Sales and marketing expense	$453	$336	$117	34.8	$854	$637	$217	34.1
Less: Marketing revenue and other fees(1)	(79)	(62)	(17)	27.4	(160)	(113)	(47)	41.6
Sales and marketing expense, net	$374	$274	$100	36.5	$694	$524	$170	32.4
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
($ in millions)	2024	2023	$	2024	2023	$
Sales of VOIs (deferrals)	$(20)	$(6)	$(14)	$(59)	$(6)	$(53)
Sales of VOIs recognitions	7	—	7	48	4	44
Net Sales of VOIs (deferrals)	(13)	(6)	(7)	(11)	(2)	(9)
Cost of VOI sales (deferrals)	(6)	(1)	(5)	(17)	(1)	(16)
Cost of VOI sales recognitions	2	—	2	12	1	11
Net Cost of VOI sales (deferrals)	(4)	(1)	(3)	(5)	—	(5)
Sales and marketing expense (deferrals)	(2)	(1)	(1)	(8)	(1)	(7)
Sales and marketing expense recognitions	1	—	1	7	1	6
Net Sales and marketing expense (deferrals)	(1)	(1)	—	(1)	—	(1)
Net construction (deferrals)	$(8)	$(4)	$(4)	$(5)	$(2)	$(3)

Real Estate
See “Reconciliation of Profit Measures to GAAP Measure” above.

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions, except Tour flow and VPG)	2024	2023	$	%	2024	2023	$	%
Contract sales	$757	$612	$145	23.7	$1,388	$1,135	$253	22.3
Adjustments:
Fee-for-service sales(2)	(148)	(180)	32	(17.8)	(248)	(354)	106	(29.9)
Provision for financing receivables losses	(94)	(41)	(53)	NM	(158)	(71)	(87)	NM
Reportability and other:
Net (deferral) of sales of VOIs under construction (3)	(13)	(6)	(7)	NM	(11)	(2)	(9)	NM
Fee-for-service sale upgrades, net	—	7	(7)	(100.0)	—	12	(12)	(100.0)
Other(4)	(31)	(37)	6	(16.2)	(62)	(47)	(15)	31.9
Sales of VOIs, net	$471	$355	$116	32.7	$909	$673	$236	35.1
Tour flow	226,388	162,444	63,944		400,526	292,712	107,814
VPG	$3,320	$3,728	$(408)		$3,441	$3,835	$(394)
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
Contract sales increased by $145 million and $253 million, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023. Excluding the impact of $189 million and $325 million related to the Bluegreen Acquisition, contract sales decreased $44 million and $72 million, respectively, primarily due to a decrease in tour flow and VPG, when compared to the same periods in 2023.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Sales of VOIs, net	$471	$355	$116	32.7	$909	$673	$236	35.1
Fee-for-service commissions and brand fees	88	111	(23)	(20.7)	152	218	(66)	(30.3)
Sales revenue	559	466	93	20.0	1,061	891	170	19.1
Less:
Cost of VOI sales	65	48	17	35.4	113	98	15	15.3
Sales and marketing expense, net	374	274	100	36.5	694	524	170	32.4
Real estate expense	439	322	117	36.3	807	622	185	29.7
Real estate profit	$120	$144	$(24)	(16.7)	$254	$269	$(15)	(5.6)
Real estate profit margin(1)	21.5%	30.9%			23.9%	30.2%
(1)Excluding the marketing revenue and other fees adjustment, Real estate profit margin was 18.8% and 27.3% for the three months ended June 30, 2024 and 2023, respectively, and 20.8% and 26.8% for the six months ended June 30, 2024 and 2023, respectively.
Real estate profit decreased by $24 million for the three months ended June 30, 2024, compared to the same period in 2023. Real estate profit decreased $42 million excluding the impact of $18 million related to the Bluegreen Acquisition, primarily due to lower Fee-for-service commissions and brand fees compared to the same period in 2023.
Real estate profit decreased by $15 million for the six months ended June 30, 2024, compared to the same period in 2023. Real estate profit decreased $47 million, excluding the impact of $32 million related to the Bluegreen Acquisition, primarily due to lower Fee-for-service commissions and brand fees, partially offset by an increase in Sales of VOIs, net and a decrease in sales and marketing expense, net compared to the same period in 2023.

Sales revenue increased $93 million and $170 million, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023. Sales revenue decreased $47 million and $78 million, respectively, excluding the impact of $140 million and $248 million related to the Bluegreen Acquisition, primarily due to decreases in Fee-for-service commissions and brand fees revenues and lower contract sales, compared to the same periods in 2023.
Real estate expense increased $117 million and $185 million, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023. Real estate expense decreased $5 million and $31 million, respectively, excluding the impact of $122 million and $216 million related to the Bluegreen Acquisition, in line with the decrease in revenues, compared to the same periods in 2023.
Financing

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance(1)
($ in millions)	2024	2023	$	%	2024	2023	$	%
Interest income	$116	$68	$48	70.6	$228	$138	$90	65.2
Other financing revenue	14	11	3	27.3	22	19	3	15.8
Premium amortization of acquired timeshare financing receivables	(28)	(3)	(25)	NM	(44)	(7)	(37)	NM
Financing revenue	102	76	26	34.2	206	150	56	37.3
Consumer financing interest expense	22	11	11	100.0	45	23	22	95.7
Other financing expense	20	13	7	53.8	34	26	8	30.8
Amortization of acquired non-recourse debt discounts and premiums, net	2	—	2	100.0	4	(1)	5	NM
Financing expense	44	24	20	83.3	83	48	35	72.9
Financing profit	$58	$52	$6	11.5	$123	$102	$21	20.6
Financing profit margin	56.9%	68.4%			59.7%	68.0%
(1) NM - fluctuation in terms of percentage change is not meaningful.
Financing profit increased by $6 million and $21 million, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023. For the same periods, Financing profit increased $1 million and $7 million, respectively, excluding the $5 million and $14 million impact related to the Bluegreen Acquisition, primarily due to higher interest income revenues partially offset by increased financing expense.
Financing revenue increased by $26 million and $56 million, respectively, for three and six months ended June 30, 2024, compared to the same periods in 2023. For the same periods, Financing revenue increased $13 million and $26 million, respectively, excluding the $13 million and $30 million impact related to the Bluegreen Acquisition, primarily due to an increase in the weighted average interest rate and carrying balance of the timeshare financing receivables portfolio.
Financing expense increased by $20 million and $35 million, respectively, for three and six months ended June 30, 2024, compared to the same periods in 2023. For the same periods, Financing expense increased $12 million and $19 million, respectively, excluding the $8 million and $16 million impact related to the Bluegreen Acquisition, primarily due to an increase in the balance and weighted average interest rate on our non-recourse debt.

Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Club management revenue	$67	$53	$14	26.4	$130	$104	$26	25.0
Resort management revenue	104	80	24	30.0	207	160	47	29.4
Resort and club management revenues	171	133	38	28.6	337	264	73	27.7
Club management expense	21	15	6	40.0	41	30	11	36.7
Resort management expense	27	29	(2)	(6.9)	61	56	5	8.9
Resort and club management expenses	48	44	4	9.1	102	86	16	18.6
Resort and club management profit	$123	$89	$34	38.2	$235	$178	$57	32.0
Resort and club management profit margin	71.9%	66.9%			69.7%	67.4%
Resort and club management profit increased by $34 million and $57 million, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023. For the same periods, Resort and club management profit increased $5 million and $12 million, respectively, excluding the $29 million and $45 million impact related to the Bluegreen Acquisition, largely driven by higher management fees partially offset by associated Resort and club management expense to support the higher revenues.
Resort and club management revenue increased $38 million and $73 million, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023. For the same periods, Resort and club management revenue increased $9 million and $20 million, excluding the $29 million and $53 million impact related to the Bluegreen Acquisition, primarily due to management fee revenue.
Resort and club management expenses increased by $4 million and $16 million, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023. For the same periods, Resort and club management expenses increased $4 million and $8 million, respectively, excluding no impact related to the Bluegreen Acquisition for the three months ended June 30, 2024 and $8 million impact related to the Bluegreen Acquisition for the six months ended June 30, 2024, primarily due to personnel related costs incurred to service the increased transactions for the period.
Rental and Ancillary Services

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Rental revenues	$181	$162	$19	11.7	$350	$309	$41	13.3
Ancillary services revenues	14	11	3	27.3	26	22	4	18.2
Rental and ancillary services revenues	195	173	22	12.7	376	331	45	13.6
Rental expenses	177	144	33	22.9	340	287	53	18.5
Ancillary services expense	11	10	1	10.0	21	19	2	10.5
Rental and ancillary services expenses	188	154	34	22.1	361	306	55	18.0
Rental and ancillary services profit	$7	$19	$(12)	(63.2)	$15	$25	$(10)	(40.0)
Rental and ancillary services profit margin	3.6%	11.0%			4.0%	7.6%
    Rental and ancillary services profit decreased by $12 million for the three months ended June 30, 2024, compared to the same period in 2023. Rental and ancillary services profit decreased by $7 million, excluding the $5 million unfavorable impact related to the Bluegreen Acquisition, primarily due to increases in rental expenses partially offset by an increase in rental revenues when compared to the same period in 2023.
Rental and ancillary services profit decreased by $10 million for the six months ended June 30, 2024, compared to the same period in 2023. Rental and ancillary services profit was consistent, excluding the $10 million unfavorable impact related to the Bluegreen Acquisition, when compared to the same period in 2023.
Rental and ancillary services revenue increased $22 million and $45 million, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023. For the same periods, Rental and ancillary services revenue increased $7 million and $25 million, respectively, excluding the $15 million and $20 million impact related to the Bluegreen Acquisition, primarily due to an increase in occupied room nights and higher daily rates.
Rental and ancillary services expenses increased $34 million and $55 million, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023. For the same periods, Rental and ancillary services expenses increased $14 million and $25 million, respectively, excluding the $20 million and $30 million impact related to the Bluegreen Acquisition, primarily due to an increase in development and maintenance fees.
Other Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
General and administrative	$58	$48	$10	20.8	$103	$90	$13	14.4
Depreciation and amortization	68	52	16	30.8	130	103	27	26.2
License fee expense	40	34	6	17.6	75	64	11	17.2
Impairment expense	—	3	(3)	(100.0)	2	3	(1)	(33.3)
General and administrative expenses increased by $10 million and $13 million for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. Excluding $12 million and $19 million, respectively, related to the impact of the Bluegreen Acquisition, General and administrative expenses were relatively consistent when comparing the three and six months ended June 30, 2024 to the same periods in 2023.
Depreciation and amortization increased by $16 million and $27 million for the three and six months ended June 30, 2024, when compared to the same periods in 2023. The increases were due to certain assets acquired in connection with the Bluegreen Acquisition.
License fee expense increased by $6 million and $11 million for the three and six months ended June 30, 2024, when compared to the same periods in 2023. The increase was primarily due to amendments to our License Agreement as a result of the Bluegreen Acquisition.
Acquisition and Integration-Related Expense

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Acquisition and integration-related expense	$48	$13	$35	NM	$157	$30	$127	NM
(1) NM - fluctuation in terms of percentage change is not meaningful.
Acquisition and integration-related costs include direct expenses related to our recent acquisitions including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For the three and six months ended June 30, 2024, acquisition and integration-related costs increased by $35 million and $127 million when compared to the same periods in 2023. The increases were primarily driven by costs associated with the Bluegreen Acquisition.

Non-Operating Expenses

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2024	2023	$	%	2024	2023	$	%
Interest expense	$87	$44	$43	97.7	$166	$88	$78	88.6
Equity in earnings from unconsolidated affiliates	3	2	1	50.0	8	5	3	60.0
Other loss (gain), net	3	(3)	6	NM	8	(4)	12	NM
Income tax expense (benefit)	3	35	(32)	(91.4)	(8)	52	(60)	NM
(1) NM - fluctuation in terms of percentage change is not meaningful
The changes in non-operating expenses for the three and six months ended June 30, 2024, compared to the same periods in 2023, were primarily due to increases in interest expense of $43 million and $78 million, respectively, partially offset by decreases in income tax expense of $32 million and $60 million, respectively. For both the three and six months ended June 30, 2024, the increases in interest expense were primarily due to an increase in the debt balance outstanding used to fund the Bluegreen acquisition compared to the same periods in 2023. For both the three and six months ended June 30, 2024, compared to the same period in 2023, the decrease in income tax expense was primarily driven by the impact due to discrete items in income before income taxes.
Net income attributable to noncontrolling interest
We include in our unaudited condensed consolidated financial statements the results of operations and financial condition of Big Cedar, the joint venture with Bluegreen/Big Cedar Vacations, LLC in which HGV holds 51% equity interest. Net income attributable to noncontrolling interest is the portion of Big Cedar that is attributable to Big Cedar Vacations, LLC, which holds the remaining 49% equity interest. Net income attributable to the noncontrolling interest in Big Cedar was $2 million and $4 million during the three and six months ended June 30, 2024.
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
•During the six months ended June 30, 2024, we repurchased 4.6 million of shares under our share repurchase programs.
•As of June 30, 2024, we had total cash and cash equivalents of $328 million and restricted cash of $273 million. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
•On January 10, 2024, we completed an offering for $900 million of senior secured notes due 2032 (“Senior Notes due 2032”). See Note 11: Debt and Non-Recourse Debt for additional information.
•On January 17, 2024, we completed the acquisition of Bluegreen Vacations Holding Corporation (“Bluegreen”) (the “Bluegreen Acquisition”) in an all-cash transaction, with total consideration of approximately $1.6 billion. See Note 3: Acquisitions for additional information.
•On January 17, 2024, we entered into Amendment No. 4 (the “Amendment”) to the Credit Agreement and incurred $900 million of new term loans that will mature on January 17, 2031. See Note 11: Debt and Non-Recourse Debt for additional information.

•In April 2024, we completed a securitization of approximately $240 million of gross timeshare financing receivables. The proceeds were used to pay down in part some of our existing debt and for other general corporate purposes. See Note 11: Debt and Non-Recourse Debt for additional information.
•In May 2024, we completed a securitization of approximately $375 million of gross timeshare financing receivables. The proceeds were used to pay down in part some of our existing debt and for other general corporate purposes. See Note 11: Debt and Non-Recourse Debt for additional information.
•As of June 30, 2024, we had $446 million remaining borrowing capacity under the revolver facility.
•As of June 30, 2024, we had an aggregate of $750 million remaining borrowing capacity under our Timeshare Facility. Of this amount, we have $647 million of mortgage notes that are available to be securitized and another $324 million of mortgage notes that we expect will become eligible as soon as they meet typical milestones including receipt of first payment, deeding, or recording. The Grand Islander Timeshare Facility was terminated during the first quarter of 2024.
•As of June 30, 2024, we had fully paid down the $171 million in junior subordinated debentures outstanding. See Note 11: Debt & Non-recourse Debt for more information.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. As of June 30, 2024, there are no future inventory commitments, and we have not entered into new arrangements with developers.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,		Variance
($ in millions)	2024	2023	$
Net cash provided by (used in):
Operating activities	$113	$220	$(107)
Investing activities	(1,482)	(25)	(1,457)
Financing activities	1,101	(152)	1,253
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
The change in net cash provided by operating activities for the six months ended June 30, 2024, compared to the same period in 2023 was primarily due to a decrease in net income, an increase in purchases of inventory from a third-party developer, and an increase in cash utilized for working capital, partially offset by an increase in provision for financing receivable losses and increases in depreciation and amortization expenses.
The following table summarizes our VOI inventory spending:

	Six Months Ended June 30,
($ in millions)	2024	2023
VOI spending - owned properties(1)	$141	$159
VOI spending - fee-for-service upgrades(2)	—	9
Purchases and development of real estate for future conversion to inventory	50	6
Total VOI inventory spending	$191	$174
(1)Relates to costs on properties classified as Inventory on our unaudited condensed consolidated balance sheets.
(2)Relates to granting credit to customers for their existing ownership when upgrading into fee-for-service projects from developed projects.

Investing Activities
Investing activities include cash paid for acquisitions, capital expenditures and software capitalization costs. Our capital expenditures include spending related to technology and buildings and leasehold improvements used to support sales and marketing locations, resort operations and corporate activities. We believe the renovations of our existing assets are necessary to stay competitive in the markets in which we operate.
Net cash used in investing activities was $1,482 million for the six months ended June 30, 2024 compared to $25 million for the same period in 2023. The increase was primarily due to the Bluegreen Acquisition and increased capital expenditures.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $1,101 million compared to net cash used in financing activities of $152 million for the same period in 2023. The increase was primarily due to net proceeds from debt of $1,407 million, offset by net repayments of non-recourse debt of $104 million and payments of $51 million for other debt issuance costs when compared to 2023.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, marketing and license fee agreements and obligations associated with our debt, non-recourse debt and the related interest. As of June 30, 2024, we were committed to approximately $9,366 million in contractual obligations over 11 years, $474 million of which will be fulfilled in the remainder of 2024. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 18: Commitments and Contingencies and Note 11: Debt and Non-recourse Debt for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $805 million as of June 30, 2024, which primarily consist of escrow, construction and subsidy related bonds.
Subsequent Events
On August 7, 2024, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an aggregate of $500 million of our outstanding shares of common stock over a two-year period which is in addition to the amount remaining under the 2023 Share Repurchase Plan.
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
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, and due to the previously identified material weakness in our internal controls over financial reporting that is described below, which is still being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024.
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
PART II OTHER INFORMATION
Item 1.    Legal Proceedings
Information with respect to this item may be found in Note 18: Commitments and Contingencies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
As of June 30, 2024, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. These risk factors may be important to understanding statements in the Form 10-Q and should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, "Financial Statements" and Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Issuer Purchases of Equity Securities
On May 3, 2023, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2023 Repurchase Plan"). The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The shares are retired upon repurchase. The stock repurchase programs may be suspended or discontinued at any time and will automatically expire at the end of the respective plan terms.
During the three months ended June 30, 2024, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans
April 1 - April 30, 2024	1,057,749	$44.51	1,057,749	$213,273,278
May 1 - May 31, 2024	889,706	42.25	889,706	175,666,170
June 1 - June 30, 2024	364,619	40.72	364,619	160,809,981
Total	2,312,074	$43.04	2,312,074
From July 1, 2024 through July 31, 2024, we repurchased approximately 1.1 million shares for $46 million. As of August 1, 2024, we had $114 million of remaining availability under the 2023 Repurchase Plan.
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

10.1*
Amendment No. 5 to the Credit Agreement, dated as of April 8, 2024, by and among Hilton Grand Vacations Parent LLC, Hilton Grand Vacations Borrower LLC, the guarantors party thereto, Bank of America, N.A., as the administrative agent and the Term Lenders party thereto.

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
_____________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of August 2024.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	President and Chief Financial Officer