Form 10-Q
period 2024-09-30
Hilton Grand Vacations Inc.
filed 2024-11-07
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2024 was 98,488,634.

HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$297	$589
Restricted cash	244	296
Accounts receivable, net	400	507
Timeshare financing receivables, net	3,009	2,113
Inventory	2,243	1,400
Property and equipment, net	652	758
Operating lease right-of-use assets, net	86	61
Investments in unconsolidated affiliates	73	71
Goodwill	1,960	1,418
Intangible assets, net	1,794	1,158
Other assets	396	314
TOTAL ASSETS (variable interest entities - $1,452 and $1,459)	$11,154	$8,685
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$1,057	$952
Advanced deposits	224	179
Debt, net	5,039	3,049
Non-recourse debt, net	1,564	1,466
Operating lease liabilities	103	78
Deferred revenue	213	215
Deferred income tax liabilities	967	631
Total liabilities (variable interest entities - $1,572 and $1,472)	9,167	6,570
Commitments and contingencies - see Note 18
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 99,850,114 shares issued and outstanding as of September 30, 2024 and 105,961,160 shares issued and outstanding as of December 31, 2023	1	1
Additional paid-in capital	1,428	1,504
Accumulated retained earnings	414	593
Accumulated other comprehensive income	2	17
Total stockholders' equity	1,845	2,115
Noncontrolling interest	142	—
Total equity	1,987	2,115
TOTAL LIABILITIES AND EQUITY	$11,154	$8,685
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Sales of VOIs, net	$550	$367	$1,459	$1,040
Sales, marketing, brand and other fees	159	170	471	501
Financing	105	75	311	225
Resort and club management	179	138	516	402
Rental and ancillary services	183	171	559	502
Cost reimbursements	130	97	381	289
Total revenues	1,306	1,018	3,697	2,959
Expenses
Cost of VOI sales	75	43	188	141
Sales and marketing	467	334	1,321	971
Financing	45	25	128	73
Resort and club management	50	43	152	129
Rental and ancillary services	178	154	539	460
General and administrative	44	40	147	130
Acquisition and integration-related expense	36	12	193	42
Depreciation and amortization	68	53	198	156
License fee expense	49	37	124	101
Impairment expense	—	—	2	3
Cost reimbursements	130	97	381	289
Total operating expenses	1,142	838	3,373	2,495
Interest expense	(84)	(45)	(250)	(133)
Equity in earnings from unconsolidated affiliates	4	2	12	7
Other gain (loss), net	9	(1)	1	3
Income before income taxes	93	136	87	341
Income tax expense	(61)	(44)	(53)	(96)
Net income	32	92	34	245
Net income attributable to noncontrolling interest	3	—	7	—
Net income attributable to stockholders	$29	$92	$27	$245
Earnings per share attributable to stockholders:
Basic	$0.28	$0.84	$0.26	$2.21
Diluted	$0.28	$0.83	$0.26	$2.18
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$32	$92	$34	$245
Derivative instrument adjustments, net of tax	(13)	4	(10)	(1)
Foreign currency translation adjustments, net of tax	10	(4)	(5)	(14)
Other comprehensive loss, net of tax	(3)	—	(15)	(15)
Comprehensive income attributable to noncontrolling interest	3	—	7	—
Comprehensive income attributable to stockholders	$26	$92	$12	$230
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$34	$245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198	156
Amortization of deferred financing costs, acquisition premiums and other	96	22
Provision for financing receivables losses	274	117
Impairment expense	2	3
Other (gain) loss, net	(1)	(3)
Share-based compensation	38	38
Equity in earnings from unconsolidated affiliates	(12)	(7)
Return on investment in unconsolidated affiliates	10	6
Net changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	140	70
Timeshare financing receivables, net	(401)	(210)
Inventory	(38)	(37)
Purchases and development of real estate for future conversion to inventory	(61)	(28)
Other assets	(10)	(67)
Accounts payable, accrued expenses and other	(47)	(75)
Advanced deposits	4	35
Deferred revenue	(22)	47
Net cash provided by operating activities	204	312
Investing Activities
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(1,444)	—
Capital expenditures for property and equipment (excluding inventory)	(27)	(18)
Software capitalization costs	(42)	(29)
Other	(1)	—
Net cash used in investing activities	(1,514)	(47)
Financing Activities
Proceeds from debt	2,240	438
Proceeds from non-recourse debt	905	468
Repayment of debt	(406)	(370)
Repayment of non-recourse debt	(1,393)	(528)
Payment of debt issuance costs	(52)	(6)
Repurchase and retirement of common stock	(307)	(268)
Payment of withholding taxes on vesting of restricted stock units	(21)	(14)
Proceeds from employee stock plan purchases	5	4
Proceeds from stock option exercises	7	9
Distributions to noncontrolling interest holders	(5)	—
Other	(2)	(3)
Net cash provided by (used in) financing activities	971	(270)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(5)	(15)
Net decrease in cash, cash equivalents and restricted cash	(344)	(20)
Cash, cash equivalents and restricted cash, beginning of period	885	555
Cash, cash equivalents and restricted cash, end of period	541	535
Less: Restricted cash	244	308
Cash and cash equivalents	$297	$227
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2023	106	$1	$1,504	$593	$17	$—	$2,115
Acquisition of third-party equity interest in consolidated entity	—	—	—	—	—	158	158
Net (loss) income	—	—	—	(4)	—	2	(2)
Activity related to share-based compensation	1	—	(4)	—	—	—	(4)
Foreign currency translation adjustments, net of tax	—	—	—	—	(6)	—	(6)
Derivative instrument adjustments, net of tax	—	—	—	—	4	—	4
Repurchase and retirement of common stock	(2)	—	(33)	(68)	—	—	(101)
Balance as of March 31, 2024	105	$1	$1,467	$521	$15	$160	$2,164
Net income	—	—	—	2	—	2	4
Activity related to share-based compensation	—	—	17	—	—	—	17
Employee stock plan issuance	—	—	5	—	—	—	5
Foreign currency translation adjustments, net of tax	—	—	—	—	(9)	—	(9)
Derivative instrument adjustments, net of tax	—	—	—	—	(1)	—	(1)
Repurchase and retirement of common stock	(3)	—	(33)	(67)	—	—	(100)
Balance as of June 30, 2024	102	$1	$1,456	$456	$5	$162	$2,080
Net income	—	—	—	29	—	3	32
Distributions to noncontrolling interest holders	—	—	—	—	—	(5)	(5)
Adjustment to acquisition of third-party equity interest in consolidated entity	—	—	—	—	—	(18)	(18)
Activity related to share-based compensation	—	—	11	—	—	—	11
Foreign currency translation adjustments, net of tax	—	—	—	—	10	—	10
Derivative instrument adjustments, net of tax	—	—	—	—	(13)	—	(13)
Repurchase and retirement of common stock	(2)	—	(39)	(71)	—	—	(110)
Balance as of September 30, 2024	100	$1	$1,428	$414	$2	$142	$1,987
See notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2022	113	$1	$1,582	$529	$39	$—	$2,151
Net income	—	—	—	73	—	—	73
Activity related to share-based compensation	1	—	3	—	—	—	3
Derivative instrument adjustments, net of tax	—	—	—	—	(10)	—	(10)
Repurchase and retirement of common stock	(2)	—	(26)	(59)	—	—	(85)
Balance as of March 31, 2023	112	$1	$1,559	$543	$29	$—	$2,132
Net income	—	—	—	80	—	—	80
Activity related to share-based compensation	—	—	16	—	—	—	16
Employee stock plan issuance	—	—	4	—	—	—	4
Foreign currency translation adjustments, net of tax	—	—	—	—	(10)	—	(10)
Derivative instrument adjustments, net of tax	—	—	—	—	5	—	5
Repurchase and retirement of common stock	(3)	—	(38)	(84)	—	—	(122)
Balance as of June 30, 2023	109	$1	$1,541	$539	$24	$—	$2,105
Net income	—	—	—	92	—	—	92
Activity related to share-based compensation	—	—	14	—	—	—	14
Foreign currency translation adjustments, net of tax	—	—	—	—	(4)	—	(4)
Derivative instrument adjustments, net of tax	—	—	—	—	4	—	4
Repurchase and retirement of common stock	(1)	—	(20)	(43)	—	—	(63)
Balance as of September 30, 2023	108	$1	$1,535	$588	$24	$—	$2,148
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
As of September 30, 2024, we had approximately 200 properties located in the United States (“U.S.”), Europe, the Caribbean, Mexico, Canada, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, South Carolina, Arizona, Virginia, and Nevada inclusive of the new locations we have expanded into through the Bluegreen Acquisition. We are in the process of rebranding many of the Diamond properties and anticipate rebranding the majority of Bluegreen properties and sales centers. We expect to begin rebranding certain Bluegreen properties in 2025 to the Hilton Grand Vacations brands and Hilton standards.
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
NOTE 3: ACQUISITIONS
Bluegreen Acquisition
On January 17, 2024, we completed the Bluegreen Acquisition in an all-cash transaction, with total consideration of approximately $1.6 billion. The Bluegreen Acquisition is expected to broaden HGV’s offerings, customer reach and sales locations. Costs related to the Bluegreen Acquisition were $25 million and $162 million during the three and nine months ended September 30, 2024. These costs were expensed as incurred and included within Acquisition and integration-related expense in our unaudited condensed consolidated statements of operations.
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

($ in millions)	Preliminary Amounts Recognized as of the Bluegreen Acquisition Date
Assets acquired
Cash and cash equivalents	$71
Restricted cash	44
Accounts receivable	32
Timeshare financing receivables, net	907
Inventory	430
Property and equipment	139
Investment in unconsolidated affiliates	5
Operating lease right-of-use assets	19
Intangible assets	752
Other assets	85
Total assets acquired	2,484
Liabilities assumed
Accounts payable, accrued expenses and other	143
Advanced deposits	40
Debt	162
Non-recourse debt	606
Operating lease liabilities	20
Deferred revenue	19
Deferred income tax liabilities	338
Total liabilities assumed	1,328
Net assets acquired	$1,156

Total consideration transferred	$1,556
Less: Net assets acquired	(1,156)
Plus: Noncontrolling interest	140
Goodwill(1)	$540
(1)Goodwill is calculated as total consideration transferred less net assets acquired and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined Company post-acquisition.
The measurement period adjustments recorded during the nine months ended September 30, 2024 resulted from changes to our estimates of the fair value of the acquired assets, assumed liabilities and noncontrolling interest based on management’s review of the historical accounting records and third-party valuations. The measurement period adjustments recorded during the nine months ended September 30, 2024 resulted primarily from a reduction to timeshare financing receivables of $17 million and an increase to inventory of $69 million based on management's review of key assumptions and historical performance of the acquired portfolio, a decrease in the marketing agreement intangible asset of $55 million driven by a modification to the projected cash flows, decreases to our estimates of the fair value of property plant and equipment of $42 million and capitalized software of $5 million, and a decrease in noncontrolling interest of $18 million resulting from a change in the projected cash flows. These adjustments resulted in a net increase to goodwill for the period of $17 million, net of tax impacts of $10 million. There were measurement period adjustments not impacting goodwill for the nine months ended September 30, 2024, primarily due to management's review of historical accounting records and alignment of policies. These adjustments primarily consisted of $13 million from Cash and cash equivalents to Accounts payable, accrued expenses and other and $39 million from Deferred revenue to Advanced deposits. The prior period net income effect associated with the measurement period adjustments recorded during the nine months ended September 30, 2024 was $(4) million.
Timeshare Financing Receivables
We acquired timeshare financing receivables, net which consist of loans to customers who purchased vacation ownership products and chose to finance their purchases. These timeshare financing receivables, net are collateralized by the underlying VOIs and generally have 10-year amortizing repayment terms. We preliminarily estimated the fair value of the timeshare financing receivables using a discounted cash flow model, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivables. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default severity and prepayment assumptions, which could result in changes to our preliminary estimate. We have determined that the entire acquired timeshare financing receivables portfolio was considered purchase credit deteriorated (“PCD”) assets as it shows evidence of more-than-insignificant deterioration in credit quality since origination. See Note 6: Timeshare Financing Receivables, net for additional information.
Acquired timeshare financing receivables with credit deterioration as of the Bluegreen Acquisition Date were as follows:

($ in millions)	As of January 17, 2024
Purchase price	$907
Allowance for credit losses	220
Premium attributable to other factors	(169)
Par value	$958
Inventory
We acquired inventory which primarily consists of completed unsold VOIs. We preliminarily estimated the fair value of acquired inventory using a discounted cash flows method, which included an estimate of cash flows expected to be generated from the sale of VOIs. Significant estimates and assumptions impacting the fair value of the acquired inventory that are subjective and/or require complex judgments include our estimates of operating costs and margins, and the discount rate. Certain other estimates and assumptions impacting the fair value of the acquired inventory involving less subjective and/or less complex judgments include: short-term and long-term revenue growth rates and other factors impacting the discounted cash flows. We are continuing to assess the market assumptions and property conditions as of the Bluegreen Acquisition Date, which could result in changes to these preliminary values.
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
Intangible Assets
The following table presents our preliminary estimates of the fair values of the acquired Bluegreen’s identified intangible assets and their related estimated useful lives:

	Weighted Average Estimated Useful Life (in years)	Estimated Fair Value ($ in millions)
Trade name	7	$30
Management contracts	19	479
Club member relationships	11	36
Capitalized software	3	7
Marketing agreements	17	154
Other contract-related intangible assets	12	46
Total intangible assets acquired		$752
We preliminarily estimated the fair value of Bluegreen’s trade name using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We preliminarily estimated the value of management contracts and club member relationships using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. The marketing agreements were valued using the with‑and‑without method of the income approach. Under this method, the value of an asset is a function of the differential of projected cash flows with the asset in place and the projected cash flows without the asset in place, discounted to present value. We continue to review Bluegreen’s contracts and historical performance in addition to evaluating the assumptions impacting the estimated values of such intangible assets and their respective useful lives, including the discount rate applied to the estimated cash flows and renewal and growth estimates and expected margins as of the Bluegreen Acquisition Date, which could result in changes to these preliminary values.
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
Deferred Revenue
Deferred revenue primarily relates to deferred sales incentives revenues, including Bonus Points, which are deferred and recognized upon redemption; and Club membership fees, which are deferred and recognized over the terms of the applicable contract term or membership on a straight-line basis. We preliminarily estimated the fair value of the deferred revenue at the carrying value of such liabilities as of the Bluegreen Acquisition Date. We continue to review Bluegreen’s contracts as of the Bluegreen Acquisition Date, which could result in changes to the preliminary estimate.
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
Noncontrolling Interest
The acquired noncontrolling interest relates to Bluegreen/Big Cedar Vacations, LLC, a joint venture in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and our majority voting control of its management committee. We preliminarily estimated the fair value of the noncontrolling interest using a discounted cash flow model. We continue to assess the market assumptions as of the Bluegreen Acquisition Date, which could result in changes to our preliminary estimate.
Goodwill
We have recorded a preliminary estimate of $540 million of goodwill in connection with the Bluegreen Acquisition. We have allocated the acquired goodwill to our segments, Real Estate Sales and Financing and Resort Operations and Club Management, as indicated in the table below. Our allocations may change throughout the measurement period as we continue to finalize the fair value of assets acquired and liabilities assumed in the Bluegreen Acquisition. The majority of goodwill is not expected to be deductible for tax purposes.

	Resort Operations and Club Management Segment	Real Estate Sales and Financing Segment	Total Consolidated
Goodwill	$183	$357	$540
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

	Nine Months Ended September 30,
($ in millions)	2024	2023
Revenue	$3,743	$3,747
Net income	34	197
Bluegreen Results of Operations
The following table presents the results of Bluegreen operations included in our unaudited condensed consolidated statement of operations for the period from the Bluegreen Acquisition Date through September 30, 2024:

($ in millions)	January 17, 2024 to September 30, 2024
Revenue	$679
Net loss	(9)
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
As of September 30, 2024, the preliminary fair values of the assets acquired includes $8 million of cash and cash equivalents, $28 million of restricted cash, $5 million of accounts receivable, $53 million of unsecuritized timeshare financing receivables, net, $199 million of securitized timeshare financing receivables, net, $15 million of inventory, and $2 million of other assets. Of the securitized timeshare financing receivables acquired, $128 million is used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Grand Islander Timeshare Facility”). The preliminary fair values of the liabilities assumed consist of $193 million of non-recourse debt and $4 million of other liabilities.

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
Goodwill of $4 million is calculated as total consideration transferred less net assets acquired. The measurement period adjustments recorded during the nine months ended September 30, 2024 resulted from changes to our estimates of the fair value of the acquired assets and assumed liabilities based on updates to preliminary valuations of acquired timeshare financing receivables and inventory. These resulted in an increase to goodwill for the period of $2 million. We have allocated the acquired goodwill of $4 million to our Real Estate Sales and Financing segment. Our allocations may change throughout the measurement period as we continue to finalize the fair value of assets acquired and liabilities assumed in the Grand Islander Acquisition, not to exceed one year from the Grand Islander Acquisition Date. The majority of goodwill is expected to be deductible for tax purposes.
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

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Sales and Financing Segment	2024	2023	2024	2023
Sales of VOIs, net	$550	$367	$1,459	$1,040
Sales, marketing, brand and other fees	159	170	471	501
Interest income	96	68	280	199
Other financing revenue	9	7	31	26
Real estate sales and financing segment revenues	$814	$612	$2,241	$1,766

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Resort Operations and Club Management Segment	2024	2023	2024	2023
Club management	$74	$56	$204	$160
Resort management	105	82	312	242
Rental(1)	171	160	521	469
Ancillary services	12	11	38	33
Resort operations and club management segment revenues	$362	$309	$1,075	$904
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
The following table provides information on our contracts with customers which are included in Accounts receivable, net and Timeshare financing receivables, net, respectively, on our condensed consolidated balance sheets:

($ in millions)	September 30, 2024	December 31, 2023
Receivables from contracts with customers:
Accounts receivable, net	$249	$343
Timeshare financing receivables, net	3,009	2,113
Total	$3,258	$2,456
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
The following table presents the composition of our contract liabilities:

($ in millions)	September 30, 2024	December 31, 2023
Contract liabilities:
Advanced deposits	$224	$179
Deferred sales of VOIs of projects under construction	2	39
Club activation fees and annual dues	107	97
Bonus point incentive liability(1)	96	83
Deferred maintenance fees	16	12
Other deferred revenue	48	38
(1)The balance includes $56 million and $54 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the three and nine months ended September 30, 2024, that was included in the contract liabilities balance at December 31, 2023, was approximately $31 million and $167 million, respectively.
Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. As of September 30, 2024 and December 31, 2023, contract assets were $1 million and $13 million, respectively.
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

Deferred VOI sales include deferred revenue from sales associated with phases or buildings under-construction and not yet completed. The following table presents the deferred revenue, deferred cost of VOI sales and deferred direct selling costs from sales of VOIs related to projects under construction:

($ in millions)	September 30, 2024	December 31, 2023
Sales of VOIs, net	$2	$39
Cost of VOI sales	—	10
Sales and marketing expense	—	6
During the nine months ended September 30, 2024, we recognized $106 million of sales of VOIs, net, offset by deferrals of $68 million, related to sales of projects under construction, some of which were completed during the year. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of September 30, 2024, upon their completion.
The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Bonus points incentive liability as of September 30, 2024:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$224	18 months	Upon customer stays
Club activation fees	65	7 years	Straight-line basis over average inventory holding period
Bonus point incentive liability	96	18 - 30 months	Upon redemption
NOTE 5: ACCOUNTS RECEIVABLE
Accounts receivable within the scope of ASC 326 are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	September 30, 2024	December 31, 2023
Fee-for-service commissions	$53	$57
Real estate and financing	57	87
Resort and club operations	139	199
Tax receivables	134	97
Insurance claims receivable	—	54
Other receivables	17	13
Total	$400	$507
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates.
The changes in our allowance were as follows during the nine months ended September 30, 2024:

($ in millions)	Fee-for-service commissions	Real estate and financing	Resort and club operations	Total
Balance as of December 31, 2023	$23	$34	$3	$60
Current period provision for expected credit losses	6	11	13	30
Write-offs charged against the allowance	(8)	(10)	(1)	(19)
Balance as of September 30, 2024	$21	$35	$15	$71
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
The following table presents the components of each portfolio segment by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Securitized	$941	$770	$703	$214
Unsecuritized(1)	1,766	1,326	528	551
Timeshare financing receivables, gross	$2,707	$2,096	$1,231	$765
Unamortized non-credit acquisition premium(2)	—	—	131	32
Less: allowance for financing receivables losses	(722)	(500)	(338)	(279)
Timeshare financing receivables, net	$1,985	$1,596	$1,024	$518
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
(2)Non-credit premium of $97 million was recognized at the Diamond Acquisition Date, of which $17 million and $26 million remains unamortized as of September 30, 2024 and December 31, 2023, respectively. A non-credit premium of $2 million was recognized at the Grand Islander Acquisition Date with $1 million remaining unamortized as of September 30, 2024 and December 31, 2023, respectively. Non-credit premium of $169 million was recognized at the Bluegreen Acquisition Date, of which $113 million remains unamortized as of September 30, 2024.
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
As of September 30, 2024 and December 31, 2023, we had timeshare financing receivables of $13 million and $415 million, respectively, securing the Timeshare Facility. In connection with the acquisitions of Grand Islander and Bluegreen, we had access to additional timeshare facilities, which were terminated during the first quarter of 2024.
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
We recognize interest income on our timeshare financing receivables as earned. As of September 30, 2024 and December 31, 2023, we had interest receivable outstanding of $19 million and $17 million, respectively, on our originated timeshare financing receivables. As of September 30, 2024 and December 31, 2023, we had interest receivable outstanding of $8 million and $4 million, respectively, on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our unaudited condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of September 30, 2024, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 15.2%, a weighted-average remaining term of 8.5 years and maturities through 2039. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 14.9%, a weighted-average remaining term of 7.1 years and maturities through 2039.

We apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees; interest; principal; and late charges. Once a loan is 91 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. During the nine months ended September 30, 2024 and 2023, we reversed $54 million and $55 million, respectively, of accrued interest income. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 91 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 121 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process, which is governed by product type and local law, is complete.
Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2023	$500	$279
Initial allowance for PCD financing receivables acquired during the period(1)	—	214
Provision for financing receivables losses(2)	272	2
Write-offs	(86)	(195)
Inventory recoveries	—	74
Upgrades(3)	36	(36)
Balance as of September 30, 2024	$722	$338

($ in millions)	Originated	Acquired
Balance as of December 31, 2022	$404	$338
Provision for financing receivables losses(2)	115	2
Write-offs	(55)	(94)
Inventory recoveries	—	21
Upgrades(3)	9	(9)
Balance as of September 30, 2023	$473	$258
(1)The initial allowance determined for receivables with credit deterioration was $220 million as of the Bluegreen Acquisition Date. We also reduced the initial allowance determined for receivables with credit deterioration for Legacy-Grand Islander by $6 million.
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
Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of September 30, 2024 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2024 (remaining)	$25	$29	$54
2025	102	116	218
2026	109	128	237
2027	112	142	254
2028	111	160	271
Thereafter	482	1,191	1,673
Total	$941	$1,766	$2,707
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
Our gross acquired timeshare financing receivables as of September 30, 2024 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2024 (remaining)	$20	$15	$35
2025	85	59	144
2026	91	60	151
2027	93	62	155
2028	91	65	156
Thereafter	323	267	590
Total	$703	$528	$1,231
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

Originated Timeshare Financing Receivables
Our originated gross balances by average FICO score of our originated timeshare financing receivables were as follows:

	Originated
	September 30, 2024
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$923	$474	$18	$271	$1,686
600-699	329	271	4	75	679
<600	40	38	—	2	80
No score(1)	232	10	18	2	262
Total	$1,524	$793	$40	$350	$2,707
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Originated
	December 31, 2023
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$882	$403	$3	$—	$1,288
600-699	311	220	—	—	531
<600	39	31	—	—	70
No score(1)	196	8	3	—	207
Total	$1,428	$662	$6	$—	$2,096
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following table details our gross originated timeshare financing receivables by the origination year and average FICO score as of September 30, 2024:

	Originated Timeshare Financing Receivables
($ in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO score
700+	$766	$398	$277	$110	$25	$110	$1,686
600-699	272	174	132	48	9	44	679
<600	25	23	18	7	1	6	80
No score(1)	109	63	31	16	10	33	262
Total	$1,172	$658	$458	$181	$45	$193	$2,707

Current period gross write-offs	$2	$4	$38	$22	$4	$16	$86
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

As of September 30, 2024 and December 31, 2023, we had ceased accruing interest on originated timeshare financing receivables with an aggregate principal balance of $282 million and $208 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Originated - Securitized
	September 30, 2024
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$605	$225	$1	$74	$905
31 - 90 days past due	11	8	—	2	21
91 - 120 days past due	4	4	—	1	9
121 days and greater past due	4	2	—	—	6
Total	$624	$239	$1	$77	$941

	Originated - Unsecuritized
	September 30, 2024
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$753	$405	$38	$266	$1,462
31 - 90 days past due	17	15	1	4	37
91 - 120 days past due	5	5	—	1	11
121 days and greater past due	125	129	—	2	256
Total	$900	$554	$39	$273	$1,766

	Originated - Securitized
	December 31, 2023
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$577	$162	$—	$—	$739
31 - 90 days past due	11	8	—	—	19
91 - 120 days past due	4	3	—	—	7
121 days and greater past due	2	3	—	—	5
Total	$594	$176	$—	$—	$770

	Originated - Unsecuritized
	December 31, 2023
($ in millions)	Legacy-HGV	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$723	$366	$6	$—	$1,095
31 - 90 days past due	16	18	—	—	34
91 - 120 days past due	4	7	—	—	11
121 days and greater past due	91	95	—	—	186
Total	$834	$486	$6	$—	$1,326

Acquired Timeshare Financing Receivables
Our gross balances by average FICO score of our acquired timeshare financing receivables were as follows:

	Acquired
	September 30, 2024
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$185	$48	$440	$673
600-699	131	15	227	373
<600	29	—	9	38
No score(1)	9	133	5	147
Total	$354	$196	$681	$1,231
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Acquired
	December 31, 2023
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$256	$66	$—	$322
600-699	189	20	—	209
<600	42	—	—	42
No score(1)	12	180	—	192
Total	$499	$266	$—	$765
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following tables detail our gross acquired timeshare financing receivables by the origination year and average FICO score as of September 30, 2024:

	Acquired Timeshare Financing Receivables
($ in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO score
700+	$18	$245	$102	$79	$59	$170	$673
600-699	7	97	58	53	38	120	373
<600	—	3	2	5	7	21	38
No score(1)	—	32	23	13	18	61	147
Total	$25	$377	$185	$150	$122	$372	$1,231

Current period gross write-offs	$—	$45	$25	$28	$24	$73	$195
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

As of September 30, 2024 and December 31, 2023, we had ceased accruing interest on acquired timeshare financing receivables with an aggregate principal balance of $254 million and $279 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Acquired - Securitized
	September 30, 2024
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$112	$67	$488	$667
31 - 90 days past due	4	1	18	23
91 - 120 days past due	1	1	8	10
121 days and greater past due	2	—	1	3
Total	$119	$69	$515	$703

	Acquired - Unsecuritized
	September 30, 2024
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$46	$106	$123	$275
31 - 90 days past due	3	2	7	12
91 - 120 days past due	1	1	3	5
121 days and greater past due	185	17	34	236
Total	$235	$126	$167	$528

	Acquired - Securitized
	December 31, 2023
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$131	$71	$—	$202
31 - 90 days past due	6	1	—	7
91 - 120 days past due	2	—	—	2
121 days and greater past due	3	—	—	3
Total	$142	$72	$—	$214

	Acquired - Unsecuritized
	December 31, 2023
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$92	$177	$—	$269
31 - 90 days past due	5	3	—	8
91 - 120 days past due	2	1	—	3
121 days and greater past due	258	13	—	271
Total	$357	$194	$—	$551

NOTE 7: INVENTORY
Inventory was comprised of the following:

($ in millions)	September 30, 2024	December 31, 2023
Completed unsold VOIs	$1,665	$1,259
Construction in process	577	140
Land, infrastructure and other	1	1
Total	$2,243	$1,400
For the nine months ended September 30, 2024, we recorded non-cash operating activity transfers of $285 million related to the registrations for timeshare units under construction for three properties from Property and equipment, net to Inventory. As VOI inventory is constructed, it is recorded into Property and equipment, net until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred into completed unsold VOIs inventory.
The table below presents cost of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Cost of sales true-up(1)	$4	$22	$15	$51
(1)For the three and nine months ended September 30, 2024 and 2023, respectively, the cost of sales true-up decreased cost of VOI sales and increased inventory.
NOTE 8: CONSOLIDATED VARIABLE INTEREST ENTITIES
As of September 30, 2024, we consolidated 17 VIEs. The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
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
Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	September 30, 2024	December 31, 2023
Restricted cash	$51	$48
Timeshare financing receivables, net	1,383	1,395
Non-recourse debt, net	1,547	1,466
NOTE 9: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of September 30, 2024 and December 31, 2023, we had ownership interests in BRE Ace LLC and 1776 Holding LLC, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. These two unconsolidated affiliates have aggregated debt balances of $382 million and $427 million as of September 30, 2024 and December 31, 2023, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totaled $73 million and $71 million as of September 30, 2024 and December 31, 2023, respectively, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 16: Related Party Transactions for additional information.

During the nine months ended September 30, 2024, we received a cash distribution of $10 million from our investment in BRE Ace LLC.
For these VIEs, our investment interests are included in the condensed consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the unaudited condensed consolidated statements of operations as Equity in earnings from unconsolidated affiliates.
As part of the Bluegreen Acquisition, we obtained variable interests within statutory business trusts (collectively, the “Trusts”) formed previously by wholly owned subsidiaries of Bluegreen. Each subsidiary issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933 and invested the proceeds thereof in its junior subordinated debentures. The Trusts were VIEs in which the subsidiaries are not the primary beneficiaries. As of September 30, 2024, we paid down $171 million, which represented the full balance of the junior subordinated debentures acquired as part of the Bluegreen acquisition. See Note 11: Debt and Non-recourse debt for additional information.
NOTE 10: INTANGIBLE ASSETS
Intangible assets and related accumulated amortization were as follows:

	September 30, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(21)	$27
Management contracts	1,820	(446)	1,374
Club member relationships	175	(72)	103
Capitalized software	259	(158)	101
Marketing agreements	154	(8)	146
Other contract-related intangible assets	46	(3)	43
Total	$2,502	$(708)	$1,794

	December 31, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(18)	$—
Management contracts	1,340	(347)	993
Club member relationships	139	(57)	82
Capitalized software	207	(124)	83
Total	$1,704	$(546)	$1,158
We acquired definite-life intangible assets as part of the Bluegreen Acquisition, which have been valued on a preliminary basis, in the amount of $752 million as of the Bluegreen Acquisition Date. Refer to Note 3: Acquisitions for additional information.
Amortization expense on intangible assets was $56 million and $40 million for the three months ended September 30, 2024 and 2023, respectively, and $162 million and $118 million for the nine months ended September 30, 2024 and 2023, respectively. No intangible impairment charges were recognized during the three and nine months ended September 30, 2024 and 2023, respectively.

NOTE 11: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	September 30, 2024	December 31, 2023
Debt(1)
Senior secured credit facility
Term loan with a rate of 7.747%, due 2028	$1,261	$1,271
Term loan with a rate of 7.497%, due 2031	896	—
Revolver with a rate of 7.295%, due 2026	668	438
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Senior notes with a rate of 6.625%, due 2032	900	—
Other debt (4)	37	33
Total debt, gross	5,112	3,092
Less: unamortized deferred financing costs and discounts(2)(3)(5)	(73)	(43)
Total debt, net	$5,039	$3,049
(1)As of September 30, 2024 and December 31, 2023, weighted-average interest rates were 6.699% and 6.649%, respectively.
(2)Amount includes unamortized deferred financing costs related to our term loans and senior notes of $39 million and $25 million, respectively, as of September 30, 2024 and $21 million and $17 million, respectively, as of December 31, 2023. This amount also includes unamortized original issuance discounts of $6 million and $5 million as of September 30, 2024 and December 31, 2023, respectively.
(3)Amount does not include unamortized deferred financing costs of $3 million as of September 30, 2024 and December 31, 2023, respectively, related to our revolving facility which are included in Other assets in our unaudited condensed consolidated balance sheets.
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
On April 8, 2024, we amended our Term Loan due 2028 under the Senior secured credit facility. Under the amendment, the new interest rate is SOFR plus 2.50%, down from SOFR plus 2.75%. Also, the credit spread adjustment for the Term Loan due 2028 was removed. On July 18, 2024, we amended our Term Loan due 2031 under the Senior secured credit facility. Under the amendment, the new interest rate is SOFR plus 2.25%, down from SOFR plus 2.75%.
On October 8, 2024, we entered into a new $400 million senior secured term loan (“Term Loan A”) due January 2028, with a pricing of SOFR plus 1.75%. The proceeds were used to partially pre-pay the Term Loan due 2028.
As of September 30, 2024, we had $24 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of September 30, 2024. As of September 30, 2024, we have $308 million remaining borrowing capacity under the revolver facility.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the SOFR-based senior secured credit facility. As of September 30, 2024, these interest rate swaps convert the SOFR-based variable rate on our Term Loan due 2028 to average fixed rates of 1.55% per annum with maturities between 2026 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of September 30, 2024, the aggregate notional values of the interest rate swaps under our Term Loan due 2028 was $550 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and are recorded at their estimated fair value as an asset in Other assets in our condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the estimated fair values of our cash flow hedges were $29 million and $42 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. We classify cash inflows and outflows from derivatives that hedge interest rate risk within operating activities in the unaudited condensed consolidated statements of cash flows.

The following table reflects the activity, net of tax, in Accumulated other comprehensive income related to our derivative instruments during the nine months ended September 30, 2024:

Net unrealized gain on derivative instruments
Balance as of December 31, 2023	$32
Other comprehensive income before reclassifications, net	2
Reclassifications to net income	(12)
Balance as of September 30, 2024	$22
Senior Notes due 2032
On January 10, 2024, we completed an offering for $900 million aggregate principal amount of 6.625% senior secured notes due 2032 (“Senior Notes due 2032”) issued by our wholly-owned subsidiaries, Hilton Grand Vacations Borrower Escrow, LLC and Hilton Grand Vacations Borrower Escrow, Inc. Proceeds from the new secured notes were used to pay the Bluegreen Acquisition consideration, fees and expenses incurred in connection with the Amendment and to refinance the repayment of certain indebtedness of Bluegreen and its subsidiaries. The Senior Notes due 2032 are guaranteed on a senior secured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of September 30, 2024.
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of September 30, 2024.
Junior subordinated debentures
As part of the Bluegreen Acquisition, we assumed junior subordinated debentures. During the nine months ended September 30, 2024, the junior subordinated debentures were paid down in full for $171 million. See Note 9: Investments in Unconsolidated Affiliates for additional information.

Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	September 30, 2024	December 31, 2023
Non-recourse debt(1)
Timeshare Facility with an average rate of 6.530%, due 2027(2)	$—	$400
Grand Islander Timeshare Facility with an average rate of 6.716%, due 2029	—	124
HGV Securitized Debt 2018 with a weighted average rate of 3.602%, due 2032	47	66
HGV Securitized Debt 2019 with a weighted average rate of 2.431%, due 2033	53	70
HGV Securitized Debt 2022-1 with a weighted average rate of 4.304%, due 2034	86	118
HGV Securitized Debt 2022-2 with a weighted average rate of 4.826%, due 2037	141	188
HGV Securitized Debt 2023 with a weighted average rate of 5.937%, due 2038	197	264
HGV Securitized Debt 2024-2 with a weighted average rate of 5.685%, due 2038	333	—
HGV Securitized Debt 2024-1 with a weighted average rate of 6.419%, due 2039	203	—
HGV Securitized Debt 2020 with a weighted average rate of 3.658%, due 2039	73	95
Grand Islander Securitized Debt 2017 with a weighted average rate of 2.965%, due 2029	—	15
Grand Islander Securitized Debt 2019 with a weighted average rate of 3.316%, due 2033	41	55
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2033	67	87
Bluegreen Securitized Debt 2017 with a weighted average rate of 3.117%, due 2032	12	—
Bluegreen Securitized Debt 2018 with a weighted average rate of 4.019%, due 2034	20	—
Bluegreen Securitized Debt 2020 with a weighted average rate of 2.597%, due 2036	44	—
Bluegreen Securitized Debt 2022 with a weighted average rate of 4.599%, due 2037	94	—
Bluegreen Securitized Debt 2023 with a weighted average rate of 6.321%, due 2038	159	—
Quorum Purchase Facility with an average rate of 5.020%, due 2034	6	—
NBA Receivables Facility with an average rate of 6.630%, due 2031(5)	17	—
Total non-recourse debt, gross	1,593	1,482
Less: unamortized deferred financing costs and discount(3)(4)	(29)	(16)
Total non-recourse debt, net	$1,564	$1,466
(1)As of September 30, 2024 and December 31, 2023, weighted-average interest rates were 5.068% and 5.095%, respectively.
(2)The revolving commitment period of the Timeshare Facility terminates in March 2026; however, the repayment maturity date extends 12 months beyond the commitment termination date to March 2027.
(3)Amount relates to securitized debt only and does not include unamortized deferred financing costs of $3 million and $2 million as of September 30, 2024 and December 31, 2023, respectively, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.
(4)Amount also includes unamortized discount of $2 million related to the Grand Islander securitized debt recognized at the Grand Islander Acquisition Date and unamortized discount of $11 million related to the Bluegreen securitized and non-recourse debt recognized at the Bluegreen Acquisition Date.
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

The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of September 30, 2024, our Timeshare Facility has a remaining borrowing capacity of $750 million. In March 2024, we renewed our Timeshare Facility agreement under new terms, which included extending the commitment and maturity period to March 2026 and March 2027, respectively, and permitting to pledge as collateral certain timeshare loans associated to Grand Islander. On January 31, 2024, we terminated the Grand Islander Timeshare Facility. In connection with the Bluegreen Acquisition, we acquired an additional timeshare facility which was subsequently terminated in February 2024.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $51 million and $48 million as of September 30, 2024 and December 31, 2023, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of September 30, 2024 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2024 (remaining three months)	$6	$112	$118
2025	27	378	405
2026	693	310	1,003
2027	23	237	260
2028	1,238	180	1,418
Thereafter	3,125	376	3,501
Total	$5,112	$1,593	$6,705
NOTE 12: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	September 30, 2024
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$3,009	$—	$3,215
Liabilities:
Debt, net(2)	5,039	4,314	717
Non-recourse debt, net(2)	1,564	1,580	19

	December 31, 2023
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$2,113	$—	$2,289
Liabilities:
Debt, net(2)	3,049	2,496	483
Non-recourse debt, net(2)	1,466	867	592
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
NOTE 13: INCOME TAXES
The effective tax rate for the three months ended September 30, 2024 and 2023 was approximately 68% and 32%, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 was approximately 66% and 28%, respectively. The effective tax rate increase quarter over quarter is due to the overall change in earnings. The effective tax rate increase year over year is primarily due to the overall change in earnings partially offset by discrete items relative to income before taxes. The discrete items are primarily comprised of unrecognized tax benefits. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21% is primarily due to the impact of state and foreign income taxes, the jurisdictional mix of earnings, and discrete items, primarily unrecognized tax benefits.
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
On March 5, 2024, our Board of Directors approved transaction incentive awards (“Transaction Incentive Awards”) in connection with the Bluegreen Acquisition consisting of Performance RSUs and performance-based cash awards (the “Performance Cash Awards”) for certain executive officers and employees. The Transaction Incentive Awards were granted under, and pursuant to the terms and conditions of, the 2023 Plan, and the award agreements approved by the Compensation Committee. The Performance Cash Awards are $8 million and are payable based on the level of achievement of pre-established performance goals relating to run rate cost savings following an 18-month performance period commencing on the Bluegreen Acquisition Date, and ending on June 30, 2025. On September 30, 2024, due to achievement of certain run rate cost savings, fifty percent (50%) of the Performance Cash Awards vested and were payable to certain executive officers and employees. These performance cash awards were included within Acquisition and integration-related expense in our unaudited condensed consolidated statements of operations.

As of September 30, 2024, there were 3,921,501 shares of common stock available for future issuance under the 2023 Plan. We recognized share-based compensation expense of $11 million and $12 million for the three months ended September 30, 2024 and 2023 and $37 million, for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, unrecognized compensation costs for unvested awards were approximately $46 million, which is expected to be recognized over a weighted average period of 1.8 years.
Service RSUs
During the nine months ended September 30, 2024, we issued 710,784 Service RSUs with a weighted-average grant date fair value of $44.06, which generally vest in equal annual installments over three years from the date of grant.
Options
During the nine months ended September 30, 2024, we granted 388,084 Options with a weighted-average exercise price of $44.45, which generally vest over three years from the date of the grant. The weighted-average grant date fair value of these Options was $22.63, which was determined using the Black-Scholes-Merton option-pricing model with the assumptions included in the table below. Expected volatility is calculated using the historical volatility of our share price. Risk-free rate is based on the Treasury Constant Maturity Rate closest to the expected life as of the grant date. Expected term is estimated using the vesting period and contractual term of the Options.

Expected volatility	47.7%
Dividend yield (1)	—%
Risk-free rate	4.1% - 4.3%
Expected term (in years)	6.0
(1)At the date of grant we had no plans to pay dividends during the expected term of these options.
As of September 30, 2024, we had 1,903,655 Options outstanding that were exercisable.
Performance RSUs
During the nine months ended September 30, 2024, we issued 156,809 Performance RSUs with a weighted-average grant date fair value of $44.54. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.
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
We determined that the performance conditions for our Performance RSUs are probable of achievement and, for the nine months ended September 30, 2024, and 2023, we recognized compensation expense based on the number of Performance RSUs we expect to vest.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the ESPP, we issued 2.5 million shares of common stock which may be purchased under the ESPP. The Board of Directors amended the ESPP plan in 2022 to allow eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. The amendment became effective in 2023. During the three months ended September 30, 2024, we recognized less than $1 million of compensation expense related to this plan. During the nine months ended September 30, 2024, we recognized $1 million of compensation expense related to this plan. During the three and nine months ended September 30, 2023, we recognized less than $1 million of compensation expense related to this plan, respectively.

NOTE 15: EARNINGS PER SHARE
The following tables present the calculation of our basic and diluted earnings per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares outstanding in millions, except per share amounts)	2024	2023	2024	2023
Basic EPS:
Numerator:
Net income attributable to stockholders	$29	$92	$27	$245
Denominator:
Weighted average shares outstanding	101.0	109.5	103.2	111.0
Basic EPS(1)	$0.28	$0.84	$0.26	$2.21
Diluted EPS:
Numerator:
Net income attributable to stockholders	$29	$92	$27	$245
Denominator:
Weighted average shares outstanding	102.0	110.9	104.4	112.6
Diluted EPS(1)	$0.28	$0.83	$0.26	$2.18

Basic weighted average shares outstanding	101.0	109.5	103.2	111.0
RSUs(2), PSUs(3), Options(4) and ESPP	1.0	1.4	1.2	1.6
Diluted weighted average shares outstanding	102.0	110.9	104.4	112.6
(1)Earnings per share amounts are calculated using whole numbers.
(2) Excludes approximately 42,000 and 214,000 shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2024. Also excludes approximately 11,000 shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the three months ended September 30, 2023. These RSUs could potentially dilute EPS in the future. There were no anti-dilutive RSUs for the nine months ended September 30, 2023.
(3) Excludes approximately 14,000 and 9,000 shares of PSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2024. These PSUs could potentially dilute EPS in the future. There were no anti-dilutive PSUs for the three and nine months ended September 30, 2023.
(4) Excludes approximately 1,209,000 and 1,120,000 shares of Options that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2024. Also excludes approximately 854,000 and 663,000 shares of Options that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2023. These Options could potentially dilute EPS in the future.
Share Repurchases
On May 3, 2023, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the “2023 Repurchase Plan”). On August 7, 2024, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an aggregate of $500 million of our outstanding shares of common stock over a two-year period (the “2024 Repurchase Plan”), which is in addition to the 2023 Share Repurchase Plan. The following table summarizes stock repurchase activity under the share repurchase program as of September 30, 2024:

(in millions)	Shares	Cost
As of December 31, 2023	4	$141
Repurchases	7	307
As of September 30, 2024	11	$448
From October 1, 2024 through October 31, 2024, we repurchased approximately 1.4 million shares for $50 million. As of October 31, 2024, we had $503 million of remaining availability under the share repurchase programs, of which $3 million was under the 2023 Repurchase Plan and $500 million was under the 2024 Repurchase Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Equity in earnings from unconsolidated affiliates	$4	$2	$12	$7
Commissions and other fees	38	51	118	159
We also had $3 million and $19 million of outstanding receivables related to these fee-for-service agreements included in Accounts receivable, net on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
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

The following table below presents revenues for our reportable segment results which include the acquired Grand Islander and Bluegreen operations, within both segments and as of their respective acquisition dates, reconciled to consolidated amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Revenues:
Real estate sales and financing	$814	$612	$2,241	$1,766
Resort operations and club management(1)	383	322	1,129	944
Total segment revenues	1,197	934	3,370	2,710
Cost reimbursements	130	97	381	289
Intersegment eliminations(1)	(21)	(13)	(54)	(40)
Total revenues	$1,306	$1,018	$3,697	$2,959
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts.
The following table presents Adjusted EBITDA for our reportable segments reconciled to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Adjusted EBITDA:
Real estate sales and financing(1)	$233	$205	$632	$563
Resort operations and club management(1)	156	126	442	358
Segment Adjusted EBITDA	389	331	1,074	921
Acquisition and integration-related expense	(36)	(12)	(193)	(42)
General and administrative	(44)	(40)	(147)	(130)
Depreciation and amortization	(68)	(53)	(198)	(156)
License fee expense	(49)	(37)	(124)	(101)
Other gain (loss), net	9	(1)	1	3
Interest expense	(84)	(45)	(250)	(133)
Income tax expense	(61)	(44)	(53)	(96)
Equity in earnings from unconsolidated affiliates	4	2	12	7
Impairment expense	—	—	(2)	(3)
Other adjustment items(2)	(28)	(9)	(86)	(25)
Net income	32	92	34	245
Net income attributable to noncontrolling interest	3	—	7	—
Net income attributable to stockholders	$29	$92	$27	$245
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)These amounts include costs associated with share-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
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
As of September 30, 2024, HGV had sales and marketing operations at a total of 132 Bass Pro Shops and Cabela’s Stores, including 9 virtual kiosks.

Other Commitments
We have fulfilled certain arrangements with developers where we were committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2024, we are committed to purchase approximately $52 million of inventory over a period of two years and $25 million of other commitments in the normal course of business. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.
During the nine months ended September 30, 2024, we fulfilled $27 million of purchases required under our inventory commitments for properties in Japan. As of September 30, 2024, our remaining obligations were expected to be incurred as follows:

($ in millions)	2024 (remaining)	2025	2026	2027	2028	Thereafter	Total
Marketing and license fee agreements	$5	$49	$64	$78	$83	$198	$477
Inventory purchase obligations(1)	37	6	9	—	—	—	52
Other commitments(2)	4	11	6	1	1	2	25
Total	$46	$66	$79	$79	$84	$200	$554
(1)Commitments for a properties in Japan and Missouri.
(2)Primarily relates to commitments related to information technology and sponsorships.
On October 8, 2024, we fulfilled our inventory commitment and purchased a property in Japan for $36 million.
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
As of September 30, 2024, we accrued liabilities of approximately $8 million for all legal matters, none of which relate to the judgment entered against Diamond in March 2022 in connection with a case filed in 2015 (O’Malley v. Diamond Resorts Management, Inc.). During the first quarter of 2024, the judgment entered in O’Malley v. Diamond Resorts Management, Inc. was fully satisfied for approximately $104 million. Of this $104 million, we made a payment of approximately $50 million and our insurance policies covered the remaining $54 million. Since we received the portion from our insurance policies, we no longer have an insurance claim receivable within Accounts receivable, net in our unaudited condensed consolidated balance sheet as of September 30, 2024. During the nine months ended September 30, 2024, we recognized charges of approximately $2 million to General and administrative in our unaudited condensed consolidated statement of operations that represents the amount of the settlement liability not deemed probable of recovery from the insurance carriers, prior to the full settlement of the matter. In May 2024, we settled an additional legal matter for approximately $13 million that was previously recorded in Accounts payable and accrued expenses.
On July 22, 2024, an adverse interim award was entered in an arbitration related to a matter that existed as of the Bluegreen Acquisition Date involving Bluegreen Vacations Unlimited, Inc., a Bluegreen subsidiary, in connection with an alleged breach of a purchase and sale agreement for The Manhattan Club property in New York, New York. Prior to any decision by the arbitration panel on potential damages for breach, the interim award allows Bluegreen to propose a cure for the breach, which may involve purchases of inventory at The Manhattan Club and assuming the management agreement for The Manhattan Club. The Company is currently evaluating potential cure or other resolution of this matter, which is not currently estimable and could potentially result in a measurement period adjustment related to the liabilities assumed as part of the Bluegreen Acquisition. The Company has also filed a petition to vacate the interim award in the United States District Court for the Southern District of New York.
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

Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $732 million as of September 30, 2024, which primarily consist of escrow, subsidy and construction related bonds.
NOTE 19: SUBSEQUENT EVENTS
On November 6, 2024, we entered into the Second Amended and Restated License Agreement (the “Amended License Agreement”) with Hilton Worldwide Holdings Inc. (“Hilton”). The Amended License Agreement amends, restates and supersedes the First Amended and Restated License Agreement, dated as of March 10, 2021, between HGV and Hilton, as amended by the First Amendment, dated as of April 4, 2022, the Second Amendment, dated as of November 5, 2023, and the Third Amendment, dated as of January 16, 2024. The Amended License Agreement covers certain amendments relating to, among other things, our continued integration of the Bluegreen Acquisition, including a rebranding plan of the Bluegreen properties to the Hilton Grand Vacations brands and Hilton standards and certain matters related to Bluegreen’s marketing arrangement with Choice Hotels International, Inc., which we assumed in connection with the Bluegreen Acquisition.
On November 7, 2024, we completed a $500 million securitization of timeshare loans through Hilton Grand Vacations Trust 2024-3 with an overall weighted average interest rate of 5.18% and an overall advance rate of 98%. The proceeds will primarily be used to pay down debt and for other general corporate purposes.

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
As of September 30, 2024, we have approximately 200 properties located in the United States (“U.S.”), Europe, the Caribbean, Mexico, Canada, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, South Carolina, Arizona, Virginia, and Nevada, inclusive of the new locations we have expanded into through the Bluegreen Acquisition. Our properties feature spacious, condominium-style accommodations with superior amenities and quality service. We are in the process of rebranding many of the Diamond properties and anticipate rebranding the majority of Bluegreen properties. We expect to begin rebranding of certain Bluegreen properties in 2025 to the Hilton Grand Vacations brands and Hilton standards.
As of September 30, 2024, we had approximately 722,000 members across our Club offerings. Based on the type of Club membership, certain members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort, any property in the Hilton system of 24 industry-leading brands across approximately 8,000 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options. Bluegreen Vacation Club members have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to other hotels and resorts through Bluegreen partnerships and exchange networks.
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
Through the Bluegreen Acquisition, we also offer a points-based use right in perpetuity coupled with a freehold estate whereby upon purchase of a VOI, the purchaser directs conveyance of the VOI to the trustee of the Bluegreen Vacation Club who holds the timeshare interest pursuant to the Bluegreen Vacation Club Trust Agreement, dated as of May 18, 1994. At the time of conveyance of the timeshare interest, the purchaser becomes a member and is designated an

“Owner Beneficiary” of the Bluegreen Vacation Club. Bluegreen Vacation Club members may use their allotment of points for stays at Bluegreen’s resorts or other hotels and resorts available through partnerships and exchange networks.
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
For the nine months ended September 30, 2024, sales from fee-for-service and just-in-time inventory were 18%, and 21% of contract sales, respectively. See “Key Business and Financial Metrics — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is $12.9 billion at current pricing. Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 29% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
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
With the Bluegreen Acquisition, our marketing and sales activities also include marketing relationships with nationally-recognized consumer brands such as Bass Pro, a fishing, marine, hunting, camping and sports gear retailer, and Choice Hotels. In November 2023, HGV signed a 10-year exclusive marketing agreement with Bass Pro that provides HGV with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. This agreement became effective on the Bluegreen Acquisition Date. As of September 30, 2024, HGV had sales and marketing operations at a total of 132 Bass Pro Shops and Cabela’s Stores, including 9 virtual kiosks. Additionally, the joint venture between HGV and Bass Pro includes four high-end wilderness resorts under the Big Cedar Lodge brand. We also assumed an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages.
Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the nine months ended September 30, 2024, 70% of our contract sales were to our existing owners, compared to 69% for the nine months ended September 30, 2023.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 69% and 62% for the nine months ended September 30, 2024 and 2023, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by all contract sales volume originated in the period.

The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Nine Months Ended September 30,
	2024	2023
Weighted-average FICO score	740	734
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
See below under “Segment Results” for reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders to net income attributable to stockholders and net income, our most comparable U.S. GAAP financial measures.
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
Each of the foregoing four profit measures is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our calculation of such measures may not be comparable to similarly titled measures of other companies. Furthermore, these measures have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income or other methods of analyzing our results as reported under U.S. GAAP. Such limitations include the fact that these measures only include those revenues and expenses related to one of the four specified operating activities as opposed to on a consolidated basis, and other limitations that are similar to those discussed above under “EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders.” See below under “Reconciliation of Non-GAAP Profit Measures to GAAP Measure” for reconciliation of these four profit measures to net income attributable to stockholders and net income, our most comparable U.S. GAAP financial measures.
Results of Operations
Three and Nine Months Ended September 30, 2024 Compared with the Three and Nine Months Ended September 30, 2023
Segment Results
The following tables present our revenues by segment. We do not include equity in earnings from unconsolidated affiliates in our measures of segment operating performance.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Revenues:
Real estate sales and financing	$814	$612	$202	33.0	$2,241	$1,766	$475	26.9
Resort operations and club management	383	322	61	18.9	1,129	944	185	19.6
Total segment revenues	1,197	934	263	28.2	3,370	2,710	660	24.4
Cost reimbursements	130	97	33	34.0	381	289	92	31.8
Intersegment eliminations(1)	(21)	(13)	(8)	61.5	(54)	(40)	(14)	35.0
Total revenues	$1,306	$1,018	$288	28.3	$3,697	$2,959	$738	24.9
(1)See Note 17: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.

The following table reconciles net income attributable to stockholders and net income, our most comparable U.S. GAAP financial measures, to EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders:

	Three Months Ended September 30,		Variance(1)		Nine Months Ended September 30,		Variance(1)
($ in millions)	2024	2023	$	%	2024	2023	$	%
Net income attributable to stockholders	$29	$92	$(63)	(68.5)	$27	$245	$(218)	(89.0)
Net income attributable to noncontrolling interest	3	—	3	100.0	7	—	7	100.0
Net income	32	92	(60)	(65.2)	34	245	(211)	(86.1)
Interest expense	84	45	39	86.7	250	133	117	88.0
Income tax expense	61	44	17	38.6	53	96	(43)	(44.8)
Depreciation and amortization	68	53	15	28.3	198	156	42	26.9
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	(1)	—	(1)	100.0	2	1	1	100.0
EBITDA	244	234	10	4.3	537	631	(94)	(14.9)
Other (gain) loss, net	(9)	1	(10)	NM	(1)	(3)	2	(66.7)
Share-based compensation expense	11	12	(1)	(8.3)	38	38	—	—
Impairment expense	—	—	—	100.0	2	3	(1)	(33.3)
Acquisition and integration-related expense	36	12	24	NM	193	42	151	NM
Other adjustment items(2)	25	10	15	NM	80	24	56	NM
Adjusted EBITDA	307	269	38	14.1	849	735	114	15.5
Adjusted EBITDA attributable to noncontrolling interest	4	—	4	100.0	11	—	11	100.0
Adjusted EBITDA attributable to stockholders	$303	$269	$34	12.6	$838	$735	$103	14.0
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

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$233	$205	$28	13.7	$632	$563	$69	12.3
Resort operations and club management(1)	156	126	30	23.8	442	358	84	23.5
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	3	2	1	50.0	14	8	6	75.0
License fee expense	(49)	(37)	(12)	32.4	(124)	(101)	(23)	22.8
General and administrative(2)	(36)	(27)	(9)	33.3	(115)	(93)	(22)	23.7
Adjusted EBITDA	307	269	38	14.1	849	735	114	15.5
Adjusted EBITDA attributable to noncontrolling interest	4	—	4	100.0	11	—	11	100.0
Total Adjusted EBITDA attributable to stockholders	$303	$269	$34	12.6	$838	$735	$103	14.0
(1)Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)Adjusts for segment related share-based compensation, depreciation and other adjustment items.
Real estate sales and financing Adjusted EBITDA increased by $28 million for the three months ended September 30, 2024, compared to the same period in 2023. For the same period, Real estate sales and financing Adjusted EBITDA decreased $24 million excluding the $52 million impact related to the Bluegreen Acquisition, primarily due to decreases in fee-for-service commissions, brand and other fees and marketing revenue and increases in overall real estate expenses, partially offset by an increase in Sales of VOI, net.
Real estate sales and financing Adjusted EBITDA increased $69 million for the nine months ended September 30, 2024, compared to the same period in 2023. For the same period, Real estate sales and financing Adjusted EBITDA decreased $66 million, excluding the $135 million impact related to the Bluegreen Acquisition, primarily due to decreases in Sales, marketing, brand and other fees revenue and overall real estate expenses partially offset by increases in financing profit.
Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the Real estate sales and financing segment.
Resort operations and club management segment adjusted EBITDA increased by $30 million for the three months ended September 30, 2024, compared to the same period in 2023. For the same period, Resort operations and club management segment Adjusted EBITDA increased by $4 million, excluding the $26 million impact related to the Bluegreen Acquisition, primarily due to increases in resort and club management revenue and rental and ancillary services revenue partially offset by increases in resort and club management and rental expenses.
Resort operations and club management segment adjusted EBITDA increased by $84 million for the nine months ended September 30, 2024, compared to the same period in 2023. For the same period, Resort operations and club management segment Adjusted EBITDA increased by $23 million, excluding the $61 million impact related to the Bluegreen Acquisition, primarily due to increases in resort and club management revenue and rental and ancillary services revenue partially offset by increases in resort and club management and rental expenses.
Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the Resort operations and club management segment.

Reconciliation of Non-GAAP Profit Measures to GAAP Measure
The following table reconciles net income attributable to stockholders and net income, our most comparable U.S. GAAP financial measures, to EBITDA and the total of our real estate, financing, resort and club management, and rental and ancillary services profit measures.

	Three Months Ended September 30,		Variance(1)		Nine Months Ended September 30,		Variance(1)
($ in millions)	2024	2023	$	%	2024	2023	$	%
Net income attributable to stockholders	$29	$92	$(63)	(68.5)	$27	$245	$(218)	(89.0)
Net income attributable to noncontrolling interest	3	—	3	100.0	7	—	7	100.0
Net income	32	92	(60)	(65.2)	34	245	(211)	(86.1)
Interest expense	84	45	39	86.7	250	133	117	88.0
Income tax expense	61	44	17	38.6	53	96	(43)	(44.8)
Depreciation and amortization	68	53	15	28.3	198	156	42	26.9
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	(1)	—	(1)	100.0	2	1	1	100.0
EBITDA	244	234	10	4.3	537	631	(94)	(14.9)
Other (gain) loss, net	(9)	1	(10)	NM	(1)	(3)	2	(66.7)
Equity in earnings from unconsolidated affiliates(2)	(3)	(2)	(1)	50.0	(14)	(8)	(6)	75.0
Impairment expense	—	—	—	100.0	2	3	(1)	(33.3)
License fee expense	49	37	12	32.4	124	101	(23)	22.8
Acquisition and integration-related expense	36	12	24	NM	193	42	151	NM
General and administrative	44	40	4	10.0	147	130	17	13.1
Profit	$361	$322	$39	12.1	$988	$896	$92	10.3

Real estate profit	$167	$160	$7	4.4	$421	$429	$(8)	(1.9)
Financing profit	60	50	10	20.0	183	152	31	20.4
Resort and club management profit	129	95	34	35.8	364	273	91	33.3
Rental and ancillary services profit	5	17	(12)	(70.6)	20	42	(22)	(52.4)
Profit	$361	$322	$39	12.1	$988	$896	$92	10.3
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Excludes impact of interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates of $(1) million and $2 million, respectively, for the three and nine months ended September 30, 2024 and $1 million for the nine months ended September 30, 2023.

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

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Sales, marketing, brand and other fees	$159	$170	$(11)	(6.5)	$471	$501	$(30)	(6.0)
Less: Marketing revenue and other fees(1)	(76)	(63)	(13)	20.6	(236)	(176)	(60)	34.1
Fee-for-service commissions and brand fees	$83	$107	$(24)	(22.4)	$235	$325	$(90)	(27.7)

Sales and marketing expense	$467	$334	$133	39.8	$1,321	$971	$350	36.0
Less: Marketing revenue and other fees(1)	(76)	(63)	(13)	20.6	(236)	(176)	(60)	34.1
Sales and marketing expense, net	$391	$271	$120	44.3	$1,085	$795	$290	36.5
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
($ in millions)	2024	2023	$	2024	2023	$
Sales of VOIs (deferrals)	$(9)	$(12)	$3	$(68)	$(18)	$(50)
Sales of VOIs recognitions	58	—	58	106	4	102
Net Sales of VOIs recognitions (deferrals)	49	(12)	61	38	(14)	52
Cost of VOI sales (deferrals)	(3)	(3)	—	(20)	(4)	(16)
Cost of VOI sales recognitions	18	—	18	30	1	29
Net Cost of VOI sales recognitions (deferrals)	15	(3)	18	10	(3)	13
Sales and marketing expense (deferrals)	(1)	(2)	1	(9)	(3)	(6)
Sales and marketing expense recognitions	8	—	8	15	1	14
Net Sales and marketing expense recognitions (deferrals)	7	(2)	9	6	(2)	8
Net construction recognitions (deferrals)	$27	$(7)	$34	$22	$(9)	$31

Real Estate
See “Reconciliation of Profit Measures to GAAP Measure” above.

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions, except Tour flow and VPG)	2024	2023	$	%	2024	2023	$	%
Contract sales	$777	$603	$174	28.9	$2,165	$1,738	$427	24.6
Adjustments:
Fee-for-service sales(2)	(139)	(174)	35	(20.1)	(387)	(528)	141	(26.7)
Provision for financing receivables losses	(114)	(46)	(68)	NM	(272)	(117)	(155)	NM
Reportability and other:
Net recognition (deferral) of sales of VOIs under construction (3)	49	(12)	61	NM	38	(14)	52	NM
Fee-for-service sale upgrades, net	—	6	(6)	(100.0)	—	18	(18)	(100.0)
Other(4)	(23)	(10)	(13)	NM	(85)	(57)	(28)	49.1
Sales of VOIs, net	$550	$367	$183	49.9	$1,459	$1,040	$419	40.3
Tour flow	227,790	163,699	64,091		628,316	456,411	171,905
VPG	$3,392	$3,656	$(264)		$3,423	$3,771	$(348)
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
Contract sales increased by $174 million and $427 million, respectively, for the three and nine months ended September 30, 2024, compared to the same periods in 2023. Excluding the impact of $194 million and $519 million related to the Bluegreen Acquisition, contract sales decreased $20 million and $92 million, respectively, primarily due to a decrease in tour flow and VPG, when compared to the same periods in 2023.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Sales of VOIs, net	$550	$367	$183	49.9	$1,459	$1,040	$419	40.3
Fee-for-service commissions and brand fees	83	107	(24)	(22.4)	235	325	(90)	(27.7)
Sales revenue	633	474	159	33.5	1,694	1,365	329	24.1
Less:
Cost of VOI sales	75	43	32	74.4	188	141	47	33.3
Sales and marketing expense, net	391	271	120	44.3	1,085	795	290	36.5
Real estate expense	466	314	152	48.4	1,273	936	337	36.0
Real estate profit	$167	$160	$7	4.4	$421	$429	$(8)	(1.9)
Real estate profit margin(1)	26.4%	33.8%			24.9%	31.4%
(1)Excluding the marketing revenue and other fees adjustment, Real estate profit margin was 23.6% and 29.8% for the three months ended September 30, 2024 and 2023, respectively, and 21.8% and 27.8% for the nine months ended September 30, 2024 and 2023, respectively.
Real estate profit increased $7 million for the three months ended September 30, 2024, compared to the same period in 2023. Real estate profit decreased $19 million excluding the impact of $26 million related to the Bluegreen Acquisition, primarily due to a decrease in fee-for-service commissions and brand fees revenue and an increase in sales and marketing expense, net and cost of VOI sales, partially offset by an increase in Sales of VOI, net when compared to the same period in 2023.
Real estate profit decreased $8 million for the nine months ended September 30, 2024, compared to the same period in 2023. Real estate profit decreased by $66 million, excluding the impact of $58 million related to the Bluegreen

Acquisition, primarily due to a decrease in fee-for-service commissions and brand fees and an increase in cost of VOI sales, partially offset by an increase in Sales of VOIs, net compared to the same period in 2023.
Sales revenue increased $159 million for the three months ended September 30, 2024, compared to the same period in 2023. Sales revenue increased by $18 million excluding the impact of $141 million related to the Bluegreen Acquisition, primarily due to an increase in Sales of VOI, net partially offset by decreases in Fee-for-service commissions and brand fees revenues and lower contract sales, compared to the same period in 2023.
Sales revenue increased $329 million for the nine months ended September 30, 2024, compared to the same period in 2023. Sales revenue decreased by $60 million excluding the impact of $389 million related to the Bluegreen Acquisition, primarily due to decreases in fee-for-service commissions and brand fees revenues and lower contract sales partially offset by an increase in sales of VOI, net, compared to the same period in 2023.
Real estate expense increased $152 million for the three months ended September 30, 2024, compared to the same periods in 2023. Real estate expense increased by $37 million excluding the impact of $115 million related to the Bluegreen Acquisition, primarily due to increases in sales and marketing expense, net, compared to the same period in 2023.
Real estate expense increased $337 million for the nine months ended September 30, 2024, compared to the same periods in 2023. Real estate expense increased by $6 million excluding the impact of $331 million related to the Bluegreen Acquisition, primarily due to increases in cost of VOI sales, compared to the same period in 2023.
Financing

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance(1)
($ in millions)	2024	2023	$	%	2024	2023	$	%
Interest income	$118	$72	$46	63.9	$346	$210	$136	64.8
Other financing revenue	9	7	2	28.6	31	26	5	19.2
Premium amortization of acquired timeshare financing receivables	(22)	(4)	(18)	NM	(66)	(11)	(55)	NM
Financing revenue	105	75	30	40.0	311	225	86	38.2
Consumer financing interest expense	26	12	14	NM	71	35	36	NM
Other financing expense	18	13	5	38.5	52	39	13	33.3
Amortization of acquired non-recourse debt discounts and premiums, net	1	—	1	100.0	5	(1)	6	NM
Financing expense	45	25	20	80.0	128	73	55	75.3
Financing profit	$60	$50	$10	20.0	$183	$152	$31	20.4
Financing profit margin	57.1%	66.7%			58.8%	67.6%
(1) NM - fluctuation in terms of percentage change is not meaningful.
Financing profit increased by $10 million and $31 million, respectively, for the three and nine months ended September 30, 2024, compared to the same periods in 2023. For the same periods, Financing profit increased by $6 million and $13 million, respectively, excluding the $4 million and $18 million impact related to the Bluegreen Acquisition, primarily due to higher interest income revenues partially offset by increased financing expense.
Financing revenue increased by $30 million and $86 million, respectively, for three and nine months ended September 30, 2024, compared to the same periods in 2023. For the same periods, Financing revenue increased by $14 million and $40 million, respectively, excluding the $16 million and $46 million impact related to the Bluegreen Acquisition, primarily due to an increase in the weighted average interest rate and carrying balance of the timeshare financing receivables portfolio.
Financing expense increased by $20 million and $55 million, respectively, for three and nine months ended September 30, 2024, compared to the same periods in 2023. For the same periods, Financing expense increased by $8 million and $27 million, respectively, excluding the $12 million and $28 million impact related to the Bluegreen Acquisition, primarily due to an increase in the balance and weighted average interest rate on our non-recourse debt.

Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Club management revenue	$74	$56	$18	32.1	$204	$160	$44	27.5
Resort management revenue	105	82	23	28.0	312	242	70	28.9
Resort and club management revenues	179	138	41	29.7	516	402	114	28.4
Club management expense	20	14	6	42.9	61	44	17	38.6
Resort management expense	30	29	1	3.4	91	85	6	7.1
Resort and club management expenses	50	43	7	16.3	152	129	23	17.8
Resort and club management profit	$129	$95	$34	35.8	$364	$273	$91	33.3
Resort and club management profit margin	72.1%	68.8%			70.5%	67.9%
Resort and club management profit increased by $34 million and $91 million, respectively, for the three and nine months ended September 30, 2024, compared to the same periods in 2023. For the same periods, Resort and club management profit increased by $6 million and $18 million, respectively, excluding the $28 million and $73 million impact related to the Bluegreen Acquisition, largely driven by higher management fees partially offset by associated Resort and club management expense to support the higher revenues.
Resort and club management revenue increased $41 million and $114 million, respectively, for the three and nine months ended September 30, 2024, compared to the same periods in 2023. For the same periods, Resort and club management revenue increased by $10 million and $30 million, respectively, excluding the $31 million and $84 million impact related to the Bluegreen Acquisition, primarily due to management fee revenue.
Resort and club management expenses increased by $7 million and $23 million, respectively, for the three and nine months ended September 30, 2024, compared to the same periods in 2023. For the same periods, Resort and club management expenses increased by $4 million and $12 million, respectively, excluding the $3 million and $11 million impact related to the Bluegreen Acquisition, in line with the increases in revenues.
Rental and Ancillary Services

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Rental revenues	$171	$160	$11	6.9	$521	$469	$52	11.1
Ancillary services revenues	12	11	1	9.1	38	33	5	15.2
Rental and ancillary services revenues	183	171	12	7.0	559	502	57	11.4
Rental expenses	167	144	23	16.0	507	431	76	17.6
Ancillary services expense	11	10	1	10.0	32	29	3	10.3
Rental and ancillary services expenses	178	154	24	15.6	539	460	79	17.2
Rental and ancillary services profit	$5	$17	$(12)	(70.6)	$20	$42	$(22)	(52.4)
Rental and ancillary services profit margin	2.7%	9.9%			3.6%	8.4%
    Rental and ancillary services profit decreased by $12 million for the three months ended September 30, 2024, compared to the same period in 2023. Rental and ancillary services profit decreased by $10 million, excluding the $2 million unfavorable impact related to the Bluegreen Acquisition, primarily due to increases in rental expenses when compared to the same period in 2023.

Rental and ancillary services profit decreased by $22 million for the nine months ended September 30, 2024, compared to the same period in 2023. Rental and ancillary services profit decreased by $10 million, excluding the $12 million unfavorable impact related to the Bluegreen Acquisition, primarily due to increases in rental expenses partially offset by an increase in rental revenues when compared to the same period in 2023.
Rental and ancillary services revenue increased $12 million for the three months ended September 30, 2024, compared to the same period in 2023. For the same period, Rental and ancillary services revenue remained relatively consistent excluding the $13 million impact related to the Bluegreen Acquisition.
Rental and ancillary services revenue increased $57 million for the nine months ended September 30, 2024, compared to the same period in 2023. For the same period, Rental and ancillary services revenue increased by $24 million, excluding the $33 million impact related to the Bluegreen Acquisition, primarily due to an increase in occupied room nights and higher daily rates.
Rental and ancillary services expenses increased $24 million and $79 million, respectively, for the three and nine months ended September 30, 2024, compared to the same periods in 2023. For the same periods, Rental and ancillary services expenses increased $9 million and $34 million, respectively, excluding the $15 million and $45 million impact related to the Bluegreen Acquisition, primarily due to an increase in development and maintenance fees.
Other Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
General and administrative	$44	$40	$4	10.0	$147	$130	$17	13.1
Depreciation and amortization	68	53	15	28.3	198	156	42	26.9
License fee expense	49	37	12	32.4	124	101	23	22.8
Impairment expense	—	—	—	100.0	2	3	(1)	(33.3)
General and administrative expenses increased by $4 million and $17 million for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023. Excluding $7 million and $26 million, respectively, related to the impact of the Bluegreen Acquisition, General and administrative expenses decreased by $3 million and $9 million when comparing the three and nine months ended September 30, 2024 to the same periods in 2023 primarily due to interest expense for a legal matter that was settled in early 2024.
Depreciation and amortization increased by $15 million and $42 million for the three and nine months ended September 30, 2024, when compared to the same periods in 2023. The increases were due to certain assets acquired in connection with the Bluegreen Acquisition.
License fee expense increased by $12 million and $23 million for the three and nine months ended September 30, 2024, when compared to the same periods in 2023. The increase was primarily due to amendments to our License Agreement as a result of the Bluegreen Acquisition.
Acquisition and Integration-Related Expense

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2024	2023	$	%	2024	2023	$	%
Acquisition and integration-related expense	$36	$12	$24	NM	$193	$42	$151	NM
(1) NM - fluctuation in terms of percentage change is not meaningful.
Acquisition and integration-related costs include direct expenses related to our recent acquisitions including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For the three and nine months ended September 30, 2024, acquisition and integration-related costs increased by $24 million and $151 million when compared to the same periods in 2023. The increases were primarily driven by costs associated with the Bluegreen Acquisition.

Non-Operating Expenses

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance
($ in millions)	2024	2023	$	%	2024	2023	$	%
Interest expense	$84	$45	$39	86.7	$250	$133	$117	88.0
Equity in earnings from unconsolidated affiliates	(4)	(2)	(2)	100.0	(12)	(7)	(5)	71.4
Other (gain) loss, net	(9)	1	(10)	NM	(1)	(3)	2	(66.7)
Income tax expense	61	44	17	38.6	53	96	(43)	(44.8)
(1) NM - fluctuation in terms of percentage change is not meaningful
The change in non-operating expenses for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to an increase in interest expense of $39 million and an increase in income tax expense of $17 million. The increase in interest expense was primarily due to an increase in the debt balance outstanding used to fund the Bluegreen acquisition compared to the same period in 2023. The increase in income tax expense was primarily driven by a change in overall earnings compared to the same period in 2023.
The change in non-operating expenses for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to an increase in interest expense of $117 million, partially offset by a decrease in income tax expense of $43 million. The increase in interest expense was primarily due to an increase in the debt balance outstanding used to fund the Bluegreen acquisition compared to the same period in 2023. The decrease in income tax expense was primarily driven by an overall change in earnings partially offset by discrete items relative to income before taxes compared to the same period in 2023.
Net income attributable to noncontrolling interest
We include in our unaudited condensed consolidated financial statements the results of operations and financial condition of Big Cedar, the joint venture with Bluegreen/Big Cedar Vacations, LLC in which HGV holds 51% equity interest. Net income attributable to noncontrolling interest is the portion of Big Cedar that is attributable to Big Cedar Vacations, LLC, which holds the remaining 49% equity interest. Net income attributable to the noncontrolling interest in Big Cedar was $3 million and $7 million during the three and nine months ended September 30, 2024.
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
•During the nine months ended September 30, 2024, we repurchased 7.4 million shares for $307 million under our share repurchase programs. See Note 15: Earnings Per Share for additional information.
•As of September 30, 2024, we had total cash and cash equivalents of $297 million and restricted cash of $244 million. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
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
•As of September 30, 2024, we had fully paid down the $171 million in junior subordinated debentures outstanding. See Note 11: Debt & Non-recourse Debt for more information.
•As of September 30, 2024, we had $308 million remaining borrowing capacity under the revolver facility.
•As of September 30, 2024, we had an aggregate of $750 million remaining borrowing capacity under our Timeshare Facility. As of September 30, 2024, we had $$1.7 billion of notes that were current on payments but not securitized. Of that figure, approximately $1.3 billion could be monetized through either warehouse borrowing or securitization while another $294 million of mortgage notes we anticipate being eligible following certain customary milestones such as first payment, deeding and recording. The Grand Islander and Bluegreen Timeshare Facilities were terminated in the first quarter of 2024.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2024, our inventory-related purchase commitments totaled $52 million to be fulfilled over 2 years.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,		Variance
($ in millions)	2024	2023	$
Net cash provided by (used in):
Operating activities	$204	$312	$(108)
Investing activities	(1,514)	(47)	(1,467)
Financing activities	971	(270)	1,241
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
The change in net cash provided by operating activities for the nine months ended September 30, 2024, compared to the same period in 2023 was primarily due to a decrease in net income, an increase in purchases of inventory from a third-party developer, and an increase in cash utilized for working capital, partially offset by an increase in provision for financing receivable losses and increases in depreciation and amortization expenses.

The following table summarizes our VOI inventory spending:

	Nine Months Ended September 30,
($ in millions)	2024	2023
VOI spending - owned properties(1)	$225	$167
VOI spending - fee-for-service upgrades(2)	—	15
Purchases and development of real estate for future conversion to inventory	61	28
Total VOI inventory spending	$286	$210
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
Net cash used in investing activities was $1,514 million for the nine months ended September 30, 2024 compared to $47 million for the same period in 2023. The increase was primarily due to the Bluegreen Acquisition and increased software capitalization costs.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $971 million compared to net cash used in financing activities of $270 million for the same period in 2023. The increase was primarily due to net proceeds from debt of $1,766 million, offset by net repayments of non-recourse debt of $428 million, an increase in payment for debt issuance costs of $46 million, and a $39 million increase in share repurchases when compared to 2023.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, marketing and license fee agreements and obligations associated with our debt, non-recourse debt and the related interest. As of September 30, 2024, we were committed to approximately $9,289 million in contractual obligations over 10 years, $270 million of which will be fulfilled in the remainder of 2024. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 18: Commitments and Contingencies and Note 11: Debt and Non-recourse Debt for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $732 million as of September 30, 2024, which primarily consist of escrow, subsidy and construction related bonds.
Subsequent Events
On November 6, 2024, we entered into the Second Amended and Restated License Agreement (the “Amended License Agreement”) with Hilton Worldwide Holdings Inc. (“Hilton”). The Amended License Agreement amends, restates and supersedes the First Amended and Restated License Agreement, dated as of March 10, 2021, between HGV and Hilton, as amended by the First Amendment, dated as of April 4, 2022, the Second Amendment, dated as of November 5, 2023, and the Third Amendment, dated as of January 16, 2024. The Amended License Agreement covers certain amendments relating to, among other things, our continued integration of the Bluegreen Acquisition, including a rebranding plan of the Bluegreen properties to the Hilton Grand Vacations brands and Hilton standards and certain matters related to Bluegreen’s marketing arrangement with Choice Hotels International, Inc., which we assumed in connection with the Bluegreen Acquisition.
On November 7, 2024, we completed a $500 million securitization of timeshare loans through Hilton Grand Vacations Trust 2024-3 with an overall weighted average interest rate of 5.18% and an overall advance rate of 98%. The proceeds will primarily be used to pay down debt and for other general corporate purposes.

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
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, and due to the previously identified material weakness in our internal controls over financial reporting that is described below, which is still being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024.
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
Notwithstanding the previously identified material weakness, which is in the process of being remediated, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Item 1A. Risk Factors
As of September 30, 2024, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. These risk factors may be important to understanding statements in the Form 10-Q and should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, "Financial Statements" and Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Issuer Purchases of Equity Securities
On May 3, 2023, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the “2023 Repurchase Plan”). On August 7, 2024, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an aggregate of $500 million of our outstanding shares of common stock over a two-year period (the “2024 Repurchase Plan”), which is in addition to the 2023 Share Repurchase Plan. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The shares are retired upon repurchase. The stock repurchase programs may be suspended or discontinued at any time and will automatically expire at the end of the respective plan terms.
During the three months ended September 30, 2024, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans
July 1 - July 31, 2024	1,117,970	$41.39	1,117,970	$114,510,179
August 1 - August 31, 2024	1,185,177	37.46	1,185,177	570,089,476
September 1 - September 30, 2024	465,094	37.14	465,094	552,805,662
Total	2,768,241	$39.00	2,768,241
From October 1, 2024 through October 31, 2024, we repurchased approximately 1.4 million shares for $50 million. As of October 31, 2024, we had $503 million of remaining availability under the share repurchase programs, of which $3 million was under the 2023 Repurchase Plan and $500 million was under the 2024 Repurchase Plan.
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

10.1*
Amendment No. 6 to the Credit Agreement, dated as of July 18, 2024, by and among Hilton Grand Vacations Parent LLC, Hilton Grand Vacations Borrower LLC, the guarantors party thereto, Bank of America, N.A., as the administrative agent and the Term Lenders party thereto.

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
_____________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November 2024.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	President and Chief Financial Officer