Form 10-K
period 2024-12-31
Hilton Grand Vacations Inc.
filed 2025-03-03
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,042 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
There were 95,280,832 shares of the registrant’s Common Stock outstanding as of February 20, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2025 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

HILTON GRAND VACATIONS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2024

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
HGV cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond HGV’s control, which may cause the actual results, performance or achievements to be materially different from the future results. Any one or more of these risks or uncertainties, could adversely impact HGV’s operations, revenue, operating profits and margins, key business operational metrics discussed under “Operational Metrics” below, financial condition or credit rating.
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
Terms Used in this Annual Report on Form 10-K
Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Hilton Grand Vacations,” “HGV,” the “Company,” “we,” “us” and “our” refer to Hilton Grand Vacations Inc., together with its consolidated subsidiaries. “Legacy-HGV” refers to our business and operations that existed both prior to and following the Diamond and Bluegreen Acquisitions (as defined below). Except where the context requires otherwise, references to our “properties” or “resorts” refer to the timeshare properties that we manage or own. Of these resorts and units, a portion is directly owned by us or joint ventures in which we have an interest; and the remaining resorts and units are owned by our third-party owners.
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
ITEM 1.    Business
Our History
On January 3, 2017, HGV became an independent publicly traded company as a result of Hilton Worldwide Holdings Inc.'s (“Hilton”) tax-free spin-off of each of HGV and Park Hotels & Resorts Inc. (“Park”). HGV's common stock is listed on the New York Stock Exchange under the symbol “HGV.” Following the spin-off, Hilton did not retain any ownership in our company. In connection with the spin-off, we entered into agreements with Hilton and other third parties, including licenses to use the Hilton Grand Vacations brand. For more information regarding these agreements, see “—Business—Key Agreements with Hilton Worldwide Holdings.”
On August 2, 2021, we completed the acquisition of Dakota Holdings, Inc. (“Diamond”), the parent of Diamond Resorts International (the “Diamond Acquisition”), by exchanging 100% of the outstanding equity interests of Diamond for shares of HGV common stock. As a result of the Diamond Acquisition, certain funds controlled by Apollo Global Management Inc. (“Apollo”) and other minority shareholders, which previously owned 100% of Diamond, held approximately 28% of HGV's common stock at the time the Diamond Acquisition was completed. We refer to the business that we acquired from Diamond as “Legacy-Diamond”.
On January 17, 2024 (the “Bluegreen Acquisition Date"), we completed the acquisition of Bluegreen Vacations Holding Corporation (the “Bluegreen Acquisition”) in an all-cash transaction, with total consideration of approximately $1.6 billion, inclusive of net debt. The Bluegreen Acquisition is expected to broaden HGV’s offerings, customer reach and sales locations. We refer to the business that we acquired from Bluegreen as “Legacy-Bluegreen”.
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
As of December 31, 2024, we had over 200 properties located in the United States (“United States” or “U.S.”), Europe, Canada, the Caribbean, Mexico, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, South Carolina, California, Arizona, Virginia, and Nevada, inclusive of the new locations acquired in connection with the Bluegreen Acquisition. We have commenced rebranding many of the Bluegreen sales centers and expect to continue during 2025 along with starting to rebrand the majority of Bluegreen properties to Hilton Grand Vacations brands and Hilton standards. In addition, we continued to rebrand the remaining Diamond properties that were in our plan and expect to continue to do so in 2025.
As of December 31, 2024, we had approximately 724,000 members across our Club offerings. Based on the type of Club membership, certain members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort, any property in the Hilton system of 24 industry-leading brands across approximately 8,300 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options. Bluegreen Vacation Club members have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to other hotels and resorts through Bluegreen partnerships and exchange networks.
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
Bluegreen Acquisition
On January 17, 2024, we completed the Bluegreen Acquisition. Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network operates close to 50 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (the “BG Vacation Club”) have the right to control and use most of the units in connection with their VOI ownership) and over 24 Club Associate Resorts (resorts in which owners in the BG Vacation Club have the right to use only a limited number of units in connection with their VOI ownership).
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
Bluegreen’s sales and marketing platform is supported by marketing relationships with nationally recognized consumer brands and companies, such as Bass Pro, LLC and its affiliates (“Bass Pro”), which operate Bass Pro Shops and Cabela’s, and Choice Hotels International, Inc. (“Choice Hotels” or “Choice”). Since 2000, Bluegreen was the official vacation ownership provider for Bass Pro Shops and Cabela’s, among the nation’s leading outdoor retailers, with strong brand equity and loyal customer base. There is a Bluegreen marketing presence in the majority of Bass Pro stores that are located in nearly 200 locations across North America. Additionally, the joint venture between Bluegreen and Bass Pro includes four high-end wilderness resorts under Big Cedar Lodge brand.
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
Other than the United States, there were no countries that individually represented more than 10% of total revenues for the year ended December 31, 2024.
For more information regarding our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and Note 22: Business Segments in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Our VOI and Club Products
Each property provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities. Most resorts feature studio to three-bedroom condominium-style accommodations and amenities such as full kitchens, in-unit washers and dryers, spas and kids’ clubs. Our timeshare properties are relatively concentrated in significant tourist markets, including Florida, Europe, Hawaii, South Carolina, California, Arizona, Virginia, and Nevada, inclusive of the new locations we have expanded into through the Bluegreen Acquisition.
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
Our club membership offering is HGV Max. For any customer who purchases a VOI, this membership provides the ability to use points across all properties within our network. The membership provides new destinations for existing club owners, broader vacation opportunities for new buyers, and discounts across the Hilton portfolio of hotels and resorts. Prior to the offering of HGV Max, purchasers of deeded and trust VOI products generally became members of Hilton Grand Vacations Club and Hilton Club exchange programs and Diamond points-based multi-resort timeshare clubs. Bluegreen’s club offering was the BG Vacation Club, which was assumed as part of the acquisition. Our club memberships, including HGV Max, are collectively referred to as “Clubs”.
As of December 31, 2024, we had approximately 724,000 members across our various club offerings.
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
We also source developed VOI inventory through fee-for-service and just-in-time agreements with third-party developers and have focused our inventory strategy on developing an optimal inventory mix. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund up-front acquisition and construction costs or incur unsold inventory maintenance costs. The capital investment made in connection with these projects is typically limited to the cost of constructing an on site sales center. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory with the sale to purchasers.
We refer to fee-for-service transactions and just-in-time sales as “capital-efficient transactions.” Over time, these capital-efficient transactions have evolved from sourcing inventory from distressed properties to sourcing from new construction projects. For the year ended December 31, 2024, sales from fee-for-service and just-in-time inventory were 18% and 19% of contract sales, respectively. The estimated contract sales value related to our inventory pipeline, which includes inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is $12.7 billion at current pricing as of December 31, 2024. Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represent approximately 28% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
Sales of owned, including just-in-time, inventory generally result in greater Adjusted EBITDA contributions and greater profitability of our real estate sales and financing segment, while fee-for-service sales require less initial investment and allow us to accelerate our sales growth and improve returns on invested capital and liquidity. Both sales of owned inventory and fee-for-service sales generate long-term, predictable fee streams, by adding to the Club membership base and properties under management that generate strong returns on invested capital.
Owners can generally offer their VOIs for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. Given the structure of our Legacy-HGV products, purchasers of Legacy-HGV VOIs on the secondary market will generally become a Legacy-HGV Club member. Purchasers of a Legacy-Diamond VOI on the secondary market may elect to join a Legacy-Diamond Club. Purchasers of a Legacy-Bluegreen VOI on the secondary market will become Legacy-Bluegreen club members. Once a member of the Clubs, the member will be responsible for paying annual fees. All purchasers will be responsible for paying applicable maintenance fees, property taxes and any assessments that are levied by the relevant HOA. While we do not have an obligation to repurchase intervals previously sold, most of our VOIs provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal in certain cases.
Marketing and Sales Activities
Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers and have an affinity with our brands. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the year ended December 31, 2024, 72% of our contract sales were to our existing owners, compared to 70% for the year ended December 31, 2023.
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Europe, Canada, the Caribbean, Mexico, and Asia. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have approximately 100 sales distribution centers in various domestic and international locations.
As discussed in “Our Business” above, our marketing and sales activities also include marketing relationships with nationally-recognized consumer brands such as Bass Pro, a fishing, marine, hunting, camping and sports gear retailer, and Choice Hotels in connection with the Bluegreen Acquisition. In November 2023, HGV signed a 10-year exclusive marketing agreement with Bass Pro that provides HGV with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. This agreement became effective on the Bluegreen Acquisition Date. As of December 31, 2024, HGV had sales and marketing operations at a total of 133 Bass Pro Shops and

Cabela’s Stores, including 9 virtual kiosks. Additionally, the joint venture between HGV and Bass Pro includes four high-end wilderness resorts under the Big Cedar Lodge brand. We also assumed an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages.
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
Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. As of December 31, 2024, the average loan outstanding was approximately $24,000 with a weighted average interest rate of 15.0%.
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
Our underwriting standards are influenced by the changing economic and financial market conditions. We have the ability to modify our down payment requirements and credit thresholds in the face of stronger or weaker market conditions. Our underwriting standards have resulted in a strong, well-seasoned consumer loan portfolio. As of December 31, 2024, our entire portfolio consists of originated loans and loans that were acquired as part of the Diamond Acquisition, the Grand Islander Acquisition and the Bluegreen Acquisition, which are referred to as acquired loans. As of December 31, 2024, the entire portfolio had a gross balance of approximately $4,016 million derived from approximately 182,000 loans. The portfolio had a weighted average length of loan of 10 years and the weighted average remaining length of loan of 8 years.
We also finance our working capital needs in part by borrowing against timeshare financing receivables. In general, we seek to use the majority of our financed VOI sales as collateral to borrow against the Timeshare Facility and subsequently transfer those loans into a term securitization after the loans have seasoned and an appropriately sized portfolio has been assembled. We target securitizations that range in size from $100 million to $500 million and we expect the timing of future securitizations will depend on our anticipated sales volume, financing propensity and capital needs. The strong performance of our outstanding loan securitizations demonstrates that loans originated by us are well regarded for their performance in the securitization market. In the future, we expect to regularly access the term securitization market, replenishing capacity on our Timeshare Facility in the process.
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
Resort and Club Management Activities
Resort Management
Prior to the initiation of VOI sales at a timeshare resort owned by us or by a third party with whom we have entered into a fee-for-service agreement, we enter into a management agreement with the relevant HOA. Each of the HOAs are governed by a board of directors comprised of owner or developer representatives that are charged with ensuring that the resorts are well-maintained and financially stable. Our services include day-to-day operations of the resorts, maintenance of the resorts, preparation of books and financial records including reports, budgets and projections, arranging for annual audits and maintenance fee billing and collections and personnel employment training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee between 10% and 15% of the costs to operate the applicable resort. The management fees are recurring and paid annually. As a result, the fees we earn are highly predictable, unlike traditional revenue-based hotel management fees, and our management fees generally are unaffected by changes in rental rate or occupancy. We are also reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The original term of our management agreements is typically governed by state timeshare laws and ranges from three to five years. The agreements generally are subject to automatic renewal for one- to three-year periods unless either party provides advance notice of termination before the expiration of the term.
To fund resort operations, owners are assessed an annual maintenance fee, which includes our management fee. In 2024, HOAs collected approximately $1,164 million in maintenance fees, including our applicable management fees, which is net of our contributions to the HOAs for unsold VOIs that we own. Because these funds are generally collected early in the year, we have substantial visibility of collection. These fees represent each owner’s allocable share of the management fee and the costs of operating and maintaining the resorts, which generally includes personnel, property taxes, insurance, a capital asset reserve to fund refurbishment and other related costs. If a VOI owner defaults on payment of its maintenance fees and there is no lien against the mortgage note or contract, the HOA has the right to recover the defaulting owner’s VOI. As a service to HOAs at certain owned resorts, subject to our inventory needs, we have the ability to reduce the bad debt expense at the HOAs by assuming the defaulted owner’s obligations in exchange for an agreed purchase price. We are then able to resell those VOIs through our normal distribution channels.
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
Our timeshare business competes with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for members to exchange into time at other timeshare properties or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar investment objectives as us. We own certain other trademarks and trade names for various properties. In the competitive industry in which we operate, trademarks, service marks, trade names and logos are very important to the marketing and sales of our products. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Our primary competitors in the timeshare space include Marriott Vacations Worldwide, Travel + Leisure Co., Disney Vacation Club, Holiday Inn Club Vacations and Westgate Resorts.
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
Using a multi-channel approach, we grow our HGV talent network through a variety of outreach programs that include targeted media, team member referrals and diversity outreach. As of December 31, 2024, more than 21,800 Team Members were employed at our timeshare resorts, call centers, sales centers, and corporate locations around the world.
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
We are committed to an inclusive workforce that fully represents many different cultures, backgrounds and viewpoints. Our Team Member Resource Groups ("TMRGs"), which are non-exclusive voluntary, employee-led groups, play an integral part in our culture of inclusion as we strive to foster openness, integrity and respect. We currently have 12 TMRGs, which are open to all team members: African American, Asia Pacific Islander, Hispanic Latino, LGBTQ & Friends, Military, Women’s, Disabilities, Environmental, Wisdom, Multi-Cultural, Parenting & Caregivers, and Young Professionals. Each group is sponsored by a senior executive who provides leadership and helps drive initiatives across the business. In addition, we believe that multiple perspectives generate better solutions and relatability with our of customers and consumers. We strive to ensure a common culture that we believe is reflected in our programs and initiatives, and we regularly seek team member feedback through our monthly pulse-checks, our annual engagement survey and ongoing discussions with our TMRG’s.
Through a variety of delivery methods, we offer over 460 training and development courses to all of our team members focused on a variety of core competencies, including: leadership, skills training, business acumen, culture and personal growth. In 2024, team members had approximately 123,000 course completions totaling 98,000 training hours, of which over 67,000 course completions and 61,000 training hours were dedicated to compliance training.
Approximately 69% of our team members are enrolled in our health and well-being programs. We offer a suite of benefit and wellness programs to support the diverse needs of our team members, including but not limited to: medical, dental, vision, an Employee Stock Purchase Plan, 401(K), Employee Assistance Program, tuition reimbursement, spending accounts, life and disability insurance, discount programs, and a variety of voluntary benefits.
As of December 31, 2024, approximately 7% of our employees were covered by various collective bargaining agreements, generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.
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
License Agreement
General
In connection with the spin-off, we entered into a long-term license agreement with Hilton granting us (i) the right to use certain trademarks, including, without limitation, “Hilton Grand Vacations,” “HGV,” "HGV Max," "Hilton Vacation Club," and “Hilton Club” (collectively, the “Hilton Marks”), in connection with the current and future operation of a Hilton branded vacation ownership business (the “Licensed Business”), (ii) a license or right to use certain other Hilton-owned intellectual property, including promotional content and access to Hilton’s reservation system and property management software (collectively with the Hilton Marks, the “Hilton IP”), (iii) the right to use Hilton’s loyalty program data and other customer information (“Hilton Data”) to promote the Licensed Business and for other internal business purposes, and (iv) certain other rights. In exchange for these rights, we have agreed to pay Hilton license and other fees, and have agreed to certain restrictions on the operation of our business. In most cases, such rights are exclusive to us, but there are certain exceptions, many of which are described below. While the license agreement permits us to operate certain businesses that do not conflict with Hilton’s business, including non-Hilton branded vacation ownership business, we are not permitted to use any Hilton IP or Hilton Data for such non-Hilton branded portions of our businesses without Hilton’s prior consent.
In connection with the Diamond Acquisition and the Bluegreen Acquisition, we and Hilton entered into a series of amendments to the license agreement, including most recently the Second Amended and Restated License Agreement, dated as of November 1, 2024, which incorporates all prior amendments (as amended and restated, the "License Agreement").
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

License Fee and Other Fees
Except for the phase-in license fees related to the Diamond Acquisition and the Bluegreen Acquisition as described below, in exchange for the license and various rights granted to us by Hilton, we pay a license fee of 5% of gross revenues to Hilton quarterly in arrears, as well as specified additional fees. Gross revenues include our gross sales for the initial sale or re-sale of interests in the Licensed Business (subject to certain limited exceptions), property operations revenue, transient rental revenue and other certain revenues earned all with respect to the Licensed Business.
To account for the integration of the Diamond and Bluegreen businesses into our operations, Hilton agreed to a reduced license fee for the initial (i) five (5) years following the closing of the Diamond Acquisition and (ii) four (4) years following the closing of the Bluegreen Acquisition, in each case for gross revenue arising from Diamond or Bluegreen properties and sales centers, as applicable, that are rebranded and become part of the Licensed Business. The reduced license fees range from 2% to 4% of the applicable gross revenue, increasing steadily until it reaches 5% during the fifth year and beyond for the Diamond Acquisition and during the fourth year and beyond for the Bluegreen Acquisition. This reduced license fee structure is contingent upon us achieving certain minimum rebranding milestones related to room conversions with respect to the Diamond and Bluegreen businesses and properties on an annual and cumulative basis over several years. If we do not achieve the applicable minimum milestones, we will be subject to an escalated license fee of up to an additional 1%, plus the original fee percentage, of the applicable gross revenue. The escalated license fee is subject to being readjusted to the original fee percentage if we achieve the applicable cumulative rebranding target milestone in subsequent years. If we fail to achieve the final cumulative target related to Diamond by September 30, 2031 or the final cumulative target related to Bluegreen by September 30, 2032, Hilton has the election, by notice to us, to prohibit our future offering of HGV Max. Notwithstanding for the foregoing, we have agreed to pay Hilton certain minimum license fees related to the Bluegreen business for each of 2024 and 2025.
The License Agreement also provides for a reduced license fee, ranging from 0% to 1.5%, over the initial (i) five (5) years following the closing of the Diamond Acquisition and (ii) four (4) years following the closing of the Bluegreen Acquisition in each case for certain property level revenues (such as retail, food and beverage and transient rental at properties operating under the new Hilton Vacations Club brand) related to Diamond and Bluegreen properties, as the case may be, that are converted into our branded properties and become part of the Licensed Business.
For the years ended December 31, 2024, 2023 and 2022, we incurred license fee expense to Hilton of $156 million, $138 million, and $124 million, respectively.
Separate Operations and Related Matters
Pending the rebranding, and so long as they remain non-Hilton licensed branded properties, the Diamond properties and Bluegreen properties are required to be operated as separate operations in accordance with the License Agreement. As discussed above, we are not permitted to use any Hilton IP or Hilton Data for such non-Hilton branded properties, and, accordingly, no license fees are generally owed to Hilton in connection with revenues associated with such properties and unbranded operations, except as may be required in certain cases. The License Agreement sets forth specific parameters and requirements for any separate operations, including, without limitation, requirements for separate sales centers and personnel for sales related to such non-Hilton branded properties and operating such properties in completely separate physical locations as our Hilton-branded properties, subject to certain limited exceptions.
Hilton Honors Points; Call Transfers
During the term of the License Agreement, we are required to participate in Hilton’s loyalty program, currently known as the Hilton Honors program. We can purchase Hilton Honors points at cost for 20 years after the date of the original license agreement, and thereafter at the market rate (with a most favored nation provision, pursuant to which such market rate is no higher than the price paid by strategic partners that purchase a comparable volume of points annually on comparable business terms). For the years ended December 31, 2024, 2023 and 2022, we paid Hilton $91 million, $53 million and $68 million, respectively, for Hilton Honors points.
We have entered into a separate agreement with Hilton that governs the transfer of calls from Hilton to us and other related telemarketing services. Under this agreement, Hilton is required to use its reasonable best efforts to transfer calls to us at a level consistent with past practice prior to the spin-off for the first ten years. Hilton is required to provide the call transfer services at cost for the first 30 years and at market rates thereafter. For the years ended December 31, 2024, 2023 and 2022, we paid Hilton $9 million, $11 million and $12 million, respectively, for such call transfers.
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
Other Restrictions
The License Agreement imposes various other restrictions and requirements that pertain to, without limitation, co-sponsoring credit cards and other payment alternatives, entering into marketing, sponsorship and similar agreements, engaging in any lodging business, confidentiality and data security, and strict maintenance of, and compliance with, separation of operations that do not use any of Hilton IP or Hilton Data. Notwithstanding the foregoing, we and Hilton have agreed to designate no more than fifteen (15) Bluegreen properties (based on an agreed list) to be affiliated with and operated under a Choice brand in accordance with the terms of the Choice agreements during the term of such agreements. With respect to marketing, sponsorship and similar agreements, we have expressly agreed with Hilton that we will not enter into, or extend, renew, or expand the scope of any existing marketing agreements, with a Hilton competitor without Hiltons’ prior written consent. Further, we have agreed with Hilton to terminate the Choice agreement on the earlier of the expiration date of the current term or if and when we have a definitive termination right under the Choice agreements.
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
Generally, if our revenues from the Licensed Business during any calendar year are less than sixty-seven percent (67%) of our audited annual revenues for the same year, Hilton has the right to terminate the exclusivity and compete with us in the timeshare business using the Licensed Marks.
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
This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the License Agreement, which is filed as Exhibit 10.2(e) to this Annual Report on Form 10-K.
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
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the stockholder's agreement, which is filed as Exhibit 10.16 to this Annual Report on Form 10-K.
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
•Our ability to use the Hilton brands and trademarks and rebrand the Diamond and Bluegreen businesses and properties, and any potential consequences under the license agreement if we fail to do so;
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
•Our ability to effectively manage our expanded operations resulting from both the Diamond Acquisition and the Bluegreen Acquisition, including the respective trust systems associated with such businesses;
•Potential liabilities related to our spin-off from Hilton, including U.S. federal income tax liabilities, liabilities arising out of state and federal fraudulent conveyance laws and the possible assumption of responsibilities for obligations allocated to Hilton or Park; and
•The sufficiency of any indemnity Hilton or Park is required to provide us and the amount of any indemnity we may be required to provide Hilton or Park related to the period prior to the spin-off.
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
Macroeconomic and other factors beyond our control can reduce demand for our products and services, including demand for timeshare products. These factors include, but are not limited to:
•changes in general economic conditions, including low consumer confidence, high unemployment levels, inflation, rising interest rates, and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;
•war, political conditions or civil unrest, violence or terrorist activities or threats and heightened travel security measures instituted in response to these events;
•the financial and general business condition of the travel industry;
•statements, actions or interventions by governmental officials related to travel and the resulting negative public perception of such travel;
•conditions that negatively shape public perception of travel, including travel-related accidents and outbreaks of pandemic or contagious diseases, such as coronavirus, Ebola, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and the Zika virus;
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
Any one or more of these factors can adversely affect, and from time to time have adversely affected, individual resorts and particular regions. With some of our properties being concentrated in certain geographic areas including Arizona, California, Florida, Hawaii, Nevada, South Carolina, and Virginia in the United States and in Europe, we are, therefore, particularly susceptible to adverse developments in those areas. All of the foregoing factors could have an adverse effect on our business, financial condition and results of operations.
Contraction in the global economy or low levels of economic growth could adversely affect our revenues and profitability as well as limit or slow our future growth.
Consumer demand for products and services provided by the timeshare industry is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Decreased global or regional demand for products and services provided by the timeshare industry can be especially pronounced during periods of economic contraction or low levels of economic growth, and the recovery period in our industry may lag overall economic improvement. For example, inflation could have an indirect adverse impact on our business by making travel more expensive for consumers and reducing consumer discretionary income. Declines in demand for our products and services due to general economic conditions could negatively affect our business by decreasing the revenues we are able to generate from our VOI sales, financing activities and Club and resort operations. In addition, many of the expenses associated with our business, including personnel costs, interest, rent, property taxes, insurance and utilities, are relatively fixed. During a period of overall economic weakness, if we are unable to meaningfully decrease these costs as demand for our products and services decreases, our business operations and financial performance may be adversely affected.

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
We also compete with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for VOI owners to exchange into time at other timeshare properties, or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. Our competitors include numerous other smaller owners and operators of timeshare resorts, as well as home and apartment sharing services that market available privately owned residential properties that can be rented on a nightly, weekly or monthly basis. In addition, we are in competition with national and independent timeshare resale companies and members reselling existing VOIs on the secondary market, which could reduce demand or prices for sales of new VOIs. We also compete with other timeshare management companies in the management of resorts on behalf of owners on the basis of quality, cost, types of services offered and relationship. We compete with other timeshare companies for off-site sales centers, through which we market our products to potential members, including in locations like high-traffic shopping centers and tourist attractions in leisure destinations. Finally, we also compete for property acquisitions (either for development or existing VOI inventory) and partnerships with entities that have similar investment objectives as we do. This competition could limit the number of, or negatively affect the cost of, suitable investment opportunities available to us.
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
We are party to a license agreement with Hilton granting us the right to use the Hilton-branded trademarks, trade names and related intellectual property in our business for the term of the license agreement. The license agreement was amended and restated in connection with the Diamond Acquisition and the Bluegreen Acquisition to facilitate our integration of the Diamond and Bluegreen businesses and create a license fee structure for the integrations. If we breach our obligations under the license agreement, Hilton may be entitled to terminate the license agreement, terminate our rights to use the Hilton brands and other Hilton intellectual property at properties that do not meet applicable standards and policies, terminate the noncompetition that generally prohibits Hilton from using its mark to engage in the timeshare business, or to exercise other remedies. Pursuant to the license agreement, Hilton would be the sole owner of certain licensed marks related to any new brands associated with the Diamond portfolio that we developed or may develop. If the license agreement is terminated, we could lose the right to use one or more of such new brands.
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

Finally, the license agreement imposes a number of restrictions or prohibitions on our business and operations, and our ability to engage in a number of transactions, including, without limitations, acquiring or being acquired by another entity, engaging in any lodging business or otherwise competing with Hilton, and entering into or amending in any manner certain types of marketing agreements, including with Hilton’s competitors (such as Choice), in each case without Hilton’s consent. Any noncompliance with any of these provisions may result in the termination of the license agreement, either automatically or at Hilton’s election. In addition, while we are permitted under the license agreement to engage in certain other businesses, including owning and operating vacation ownership business and properties that are not Hilton-branded, in such instances, we are not permitted to use any of the rights and assets provided by Hilton under the license agreement in connection with such business and operation. In fact, we are required to comply with various requirements to operate such business and properties as separate operations. However, if any such non-Hilton branded vacation ownership properties and related units and revenues exceed certain thresholds, we may lose certain rights, including the right related to our use of Hilton-branded trademarks, including our “Hilton Grand Vacations” corporate name. In addition, any non-compliance with the separate operations provision may give rise to Hilton’s ability to terminate the license agreement. Any of the foregoing and other factors that lead to Hilton’s termination of the license agreement will have a material and irreparable adverse impact on our business. See “Item 1. Business—Key Agreements with Hilton Worldwide Holdings.”
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
We rely on several critical marketing activities and arrangements to engage with potential VOI purchasers for generating tour flow, contract sales and financing fees, resort management and other revenues. These include targeted direct marketing, transfers of calls by Hilton of its customers to us pursuant to Marketing Services Agreement, our marketing and joint venture agreements with Bass Pro, our strategic and related agreements with Choice, the successful implementation of our digital and technology-based marketing strategy and the integration of the marketing technologies of Bluegreen and Diamond with our strategy. Any significant changes to one or more factors that adversely affect such marketing activities and arrangements will adversely impact our revenue and growth strategy.

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
We have co-invested with third parties and we may in the future co-invest with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs, of a timeshare property, partnership, joint venture or other entity. These include our Elara joint venture with Blackstone and our joint venture with Bass Pro that we assumed as part of the Bluegreen Acquisition. Consequently, with respect to any such third-party arrangements, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, and may, under certain circumstances, be exposed to risks not present if a third party were not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contribution. In addition, we may be forced to make contributions to maintain the value of the property. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer may have full control over the partnership or joint venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners’ or co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or joint venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or joint venture. Any or all of these factors could adversely affect the value of our investment, our ability to exit, sell or dispose of our investment at times that are beneficial to us, or our financial commitment to maintaining our interest in the joint ventures.
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
We currently have timeshare properties located internationally in Europe, Mexico, the Caribbean, Canada and Asia. We also market our products and services in the Asia Pacific region, primarily in Japan and South Korea. In addition, as part of our business strategy, we intend to continue the expansion of our operations in Japan, including by continuing to market and sell VOIs at Sesoko and Odawara resorts and continuing to opportunistically develop additional property or acquire additional inventory, as well as explore further expansion opportunities in other countries located in the Asia Pacific region, Mexico, Europe and the Caribbean. Such activities may not be limited only to marketing efforts for existing international and U.S. properties and products in other countries, but may also include acquiring, developing, managing, marketing, offering and/or financing timeshare properties and VOI related products and services in such countries.
Current and future international operations expose us to a number of additional challenges and risks are inherent in operating in countries other than the United States, such as:
•compliance with laws of both United States and non-U.S. jurisdictions, including foreign ownership restrictions, import and export controls, tariffs, embargoes and changes in applicable tax law, and other laws affecting our acquisition, development, management, marketing, sales, financings, and related activities;

•political or civil unrest, acts of terrorism, the threat of international boycotts or anti-U.S. legislation or sentiment and the identification of the Hilton brands as U.S. brands;
•the negative impact of relationships between governments in those countries and the United States, which may result in or from undesirable trade, tariff, travel or other policies and regulations (including pursuant to policies of the new U.S. administration);
•local economic risks in such countries including, but not limited to foreign currency exchange risks and the imposition of restrictions on currency conversion or the transfer of funds;
•employee matters, including laws and regulations related to employment;
•exposure to litigation in foreign jurisdictions and uncertainties as to local laws regarding, and enforcement of, contract and intellectual property rights; and
•other difficulties involved in managing an organization doing business internationally.
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
We believe that our corporate culture fosters innovation, creativity, and teamwork. As our organization continues to grow, including as a result of any recent acquisitions and any future strategic acquisitions, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture and attract and retain employees. This could negatively affect our future success.
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
We previously identified a material weakness in our internal control over financial reporting related to the prior two fiscal years. If we experience additional material weaknesses, or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, our stock price could be adversely affected, and we may otherwise experience other adverse consequences.
As previously disclosed, in connection with our year-end assessment of internal control over financial reporting for each of fiscal year 2023 and 2022, our management determined that, as of December 31, 2023 and as of December 31, 2022, respectively, we had not maintained effective internal control over financial reporting due to a material weakness in internal control over financial reporting (a) arising out of ineffectively designed general information technology controls over user access for an IT application used to initiate revenue and inventory transactions, in the case of 2023, and (b) related to Diamond, in the case of 2022. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
While both material weaknesses have been fully remediated, there can be no assurances that other deficiencies may come to our management’s attention in the future that could lead to additional material weaknesses, particularly as we continue to integrate both the Diamond Acquisition and the Bluegreen Acquisition. Any one or more of these outcomes could cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could adversely affect our business generally and lead to other adverse consequences, including, without limitation, the loss of investor confidence in us, reduction of our stock price, and exposure to litigation or government investigations and/or sanctions. In addition, remediation plans can be costly and divert critical attention of our internal personnel and resources, which could increase our general and administrative expenses and decrease our net operating results.

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
In addition to VOI supply that we develop or acquire, we source VOIs through fee-for-service agreements with third-party developers. If we fail to develop timeshare properties, acquire inventory or are unsuccessful in entering into new agreements with third-party developers, we may experience a decline in VOI supply, which could result in a decrease in our revenues. Approximately 37% of our contract sales were from capital-efficient sources for the year ended December 31, 2024. As part of our strategy to optimize our sales mix of capital-efficient inventory, we will continue to acquire inventory and enter into additional fee-for-service agreements to source inventory. These arrangements may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into agreements are not able to fulfill their obligations to us, the inventory we expect to acquire or market and sell on their behalf may not be available on time or at all, or may not otherwise be within agreed-upon specifications, including the specifications that we must meet in order to use Hilton’s trademarks at such properties. If our counterparties do not perform as expected and we do not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, our ability to achieve sales goals may be adversely affected.
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
Existing members have offered, and are expected to continue to offer, their VOIs for sale on the secondary market. The sale of VOIs has been made easier by recent development of virtual marketplaces assisting members with the sale of their VOIs. The prices at which these intervals are sold are typically less than the prices at which we would sell the intervals. As a result, these sales create additional pricing pressure on our sale of VOIs, which could cause our sales revenues and profits to decline. In addition, if the secondary market for VOIs becomes more organized or financing for such resales becomes more available, our ability to sell VOIs could be adversely affected and/or the resulting availability of VOIs (particularly where the VOIs are available for sale at lower prices than the prices at which we would sell them) could adversely affect our sales revenues. Further, existing members have been, and we anticipate will continue to be, increasingly targeted in deceptive sales or resale schemes, including social engineering campaigns attempting to defraud existing members (for example, offering alluring “exit program” opportunities) which also could adversely affect our ability to sell VOIs and ultimately our sales revenues.
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
Providing secured financing to some purchasers of VOIs subjects us to the risk of purchaser default. As of December 31, 2024, our consumer loan portfolio had a balance of approximately $4.0 billion and experienced default rates of 10.77%, 8.56% and 7.92% for the fiscal years ended December 31, 2024, 2023 and 2022, respectively. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the VOI. We may be unable to resell the property in a timely manner or at a price sufficient to allow us to recover written-off loan balances, or at all. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, our revenues and profits could be reduced.
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
Fraudulent or illegal activity related to the sale and purchase of timeshares may deter consumers from purchasing our product.
Unlawful, fraudulent or deceptive third-party VOI resale or vacation package sales schemes could damage the reputation of the timeshare industry, our reputation and brand value, or affect our ability to collect management fees. For example, in June 2024 the FBI warned against illegal scams targeting timeshare owners, primarily older Americans, that resulted in the owners losing substantial amounts of money in some cases. Such illegal activity could deter consumers from purchasing our timeshare products, which may adversely affect our revenues and results of operations.
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
Social media has become an increasingly influential aspect of tourism, changing the way consumers search, evaluate, rank and purchase vacation products and services. In particular, social media plays a role in the pre-vacation phase, when consumers employ social media in the planning, information search, and the decision-making stages. Providers are no longer the primary spokesperson regarding the quality of their brands and products. Online reviews about vacation resorts play an increasing role in helping today’s consumers evaluate and make vacation decisions by providing positive and negative reviews and indirect customer-to-customer communication. Consumers may find traveler-generated content more trustworthy than information on provider websites and advertising. Vacation decisions are influenced by both negative customer reviews, and by the lack of positive reviews. The increase in social media based communities and platforms that criticize the timeshare industry has negatively impacted consumer perception of our products.
The proliferation and global reach of social media continue to expand rapidly and could cause us to suffer reputational harm. The continuing evolution of social media presents new challenges and requires us to keep pace with new developments, technology and trends. Negative posts or comments about us, sales practices, the properties we manage, the Hilton brands, or the timeshare industry generally, on any social networking or user-generated review website, including travel and/or vacation property websites, could affect consumer opinions of us and our products; and we cannot guarantee that we will timely or adequately redress such instances. In addition, it may be difficult for consumers to distinguish between content that is generated by customers with knowledge of our products and those who do not. The failure to appreciate the importance of content on social media or failing to take action that generates positive content, minimizes negative content, and addresses areas of nonexistent content, could have a material adverse effect on VOI sales, revenues and our operating results. In addition, we may be required to devote significant resources to social media management programs, which could result in increased costs to us.

Our increasing reliance on information technology and other systems subjects us to risks associated with cybersecurity. Cyber-attacks or our failure to maintain the security and integrity of company, employee, associate, customer or third-party data could have a disruptive effect on our business and adversely affect our reputation and financial performance.
We rely heavily on computer, internet-based and mobile information and communications systems operated by us or our service providers to collect, process, transmit and retain large volumes of customer data, including credit card numbers and other personally identifiable information, reservation information and mailing lists, as well as personally identifiable information of our employees. There has been an increase in the number and sophistication of criminal cybersecurity attacks against companies where customer and other sensitive information has been compromised. Our information systems and records, including those we maintain with our service providers and vendors, have been, and likely will continue to be, subject to such cyber-attacks and technology disruptions, which include efforts to hack or breach security measures in order to obtain or misuse information or cause business disruption, including through, for example, phishing attempts, brute force attacks, denial of service attacks, exploiting software vulnerabilities (including “zero-day attacks”), viruses or other malicious code, “ransomware” or other malware, and supply chain attacks. In addition, social engineering attacks, including through phishing, are becoming increasingly sophisticated due to a variety of factors, including threat actors’ use of artificial intelligence tools. Third parties with whom we do business and to whom we may provide customer data have been the subject of cyber-attacks. In addition, increasingly complex systems and software are subject to failure, operator error or malfeasance, or inadvertent releases of data that may materially impact our information systems and records. For instance, security breaches could result in the dissemination of member and guest credit card information, which could lead to affected members and guests experiencing fraudulent charges. To date, we have seen no material impact on our business or operations from these attacks or events. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we may acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.
The integrity and protection of customer and employee data is critical to us. We could make faulty decisions if that data is inaccurate or incomplete. Customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. A significant theft, loss, loss of access to, or fraudulent use of customer, employee, or company data could adversely impact our reputation, and could result in significant remedial and other expenses, fines, and/or litigation. Breaches in the security of our information systems or those of our service providers or vendors or other disruptions in data services could lead to an interruption in the operation of our systems or require us to consider changes to our customer data or payment systems, resulting in operational inefficiencies, additional expense and a loss of profits.
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
Many jurisdictions have enacted or are enacting laws requiring companies to notify regulators or individuals of data security incidents involving certain types of personal data. These mandatory disclosures regarding security incidents often lead to widespread negative publicity, and the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the internet, including through news articles, blogs, chat rooms, and social media sites. Any security incident, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract or retain customers, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results. Further, effective December 18, 2023, the SEC requires public companies to disclose material cybersecurity incidents that they experience on a Current Report on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. If we fail to comply with these requirements we could incur regulatory fines in addition to other adverse consequences to our reputation, business, financial condition and results of operations.
Our business could be subject to stricter obligations and greater fines and private causes of action under the enactment of data privacy laws, including but not limited to, the European Union General Data Protection Regulation and the California Consumer Privacy Act. Our systems and the systems operated by our service providers may be unable to satisfy changing regulatory requirements and customer and employee expectations and/or may require significant additional investments or time to do so.

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
We rely on a variety of direct marketing techniques, including telemarketing, email and social media marketing and postal mailings, and we are subject to various laws and regulations in the United States and internationally that govern marketing and advertising practices. Adoption of new state or federal and international laws regulating marketing and solicitation, or data protection laws that govern these activities (such as an increasing number of state laws that grant individuals certain rights such as the right to delete or restrict sharing of their personal information), or changes to existing laws, could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect the amount and timing of our VOI sales. We also obtain access to potential members and guests from travel service providers or other companies, including Hilton; and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists were prohibited or otherwise restricted, including access to Hilton Honors loyalty program member information, our ability to access potential members and guests and introduce them to our products could be significantly impaired. Additionally, because our relationship with Hilton has changed, it may be more difficult for us to utilize customer information we obtain from Hilton in the future.
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
As of December 31, 2024, our total indebtedness was approximately $6.9 billion, of which approximately $2.3 billion was non-recourse debt. We significantly increased our level of indebtedness in connection with financing the Diamond Acquisition and the Bluegreen Acquisition. We issued $850 million in aggregate principal amount of 5.000% senior notes due 2029 and $500 million in aggregate principal amount of 4.875% senior notes due 2031, and we borrowed term loans in an initial aggregate principal amount of $1.3 billion under a new senior secured term loan credit facility due 2028 to repay certain indebtedness of HGV and Diamond, as part of the Diamond Acquisition. Similarly, in connection with the Bluegreen Acquisition, we issued $900 million in aggregate principal amount of 6.625% senior notes due 2032 and borrowed term loans in an initial aggregate principal amount of $900 million due 2031. The new term loans are subject to an interest rate of SOFR plus 2.25%. Finally, we assumed several of Diamond’s and Bluegreen’s revolving facilities that are secured by timeshare loan receivables. Our substantial debt and other contractual obligations could have important consequences, including:
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
Interest rates may increase in the future. As a result, interest rates on our revolving credit facility or other variable rate debt offerings could be higher than current levels. As of December 31, 2024, we had approximately $2.9 billion of notional variable rate debt, representing 41% of our total indebtedness. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. For more information on derivatives see Note 15: Debt & Non-recourse Debt of the financial statements.
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
We continue to integrate the Diamond business following the completion of the Diamond Acquisition in August 2021. The completion of the integration process could ultimately take longer than anticipated and/or could be more difficult than anticipated due to a number of reasons, including the lack of complementary products and resort offerings, delays or other challenges in converting the Diamond resorts into resorts that are suitable for HGV as part of our overall strategy and our rebranding plan, loss of valuable employees, disruption of each company’s ongoing businesses, processes and systems, inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements between the two businesses, and differences in corporate cultures and philosophies, and other challenges that are inherent in such a complex integration of businesses. There also may be issues attributable to Diamond’s operations that were inherent to the business or are based on events or actions that occurred prior to the closing of the Diamond Acquisition that may make the integration even more challenging. In addition, uncertainty about the effect of the Diamond Acquisition on relationships with our suppliers, vendors, existing owners, and potential owners may hinder the integration. Although we are taking steps designed to reduce or mitigate any adverse effects, these uncertainties may cause suppliers, vendors, existing and potential owners, and others that deal with us to seek to change, not renew or discontinue existing business relationships with us.
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
Ultimately, the completion of the integration process is subject to a number of uncertainties, and no assurance can be given that our integration efforts will be successful. Any one or more of the foregoing factors may adversely affect or hinder any successful integration of the Diamond acquisition and may materially adversely impact the execution of our strategy post-acquisition, business, operations, and, ultimately, our results of operations.

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
Further, we incurred a number of fees, costs and expenses prior to completing the Diamond Acquisition and expect to continue to incur additional fees, costs and expenses associated with combining and integrating the operations of the two companies and achieving the desired benefits. These fees, costs and expenses, which are both recurring and non-recurring, have been, and will continue to be, substantial. Although we believe that achieving cost synergies, benefits, and other efficiencies of the Diamond Acquisition should offset such costs, fees and expenses over time, such net benefit may not be achieved in the near term, or at all. Moreover, there may be significant potential liabilities associated with the Legacy-Diamond business that may have been unknown to us at or prior to the closing of the Diamond Acquisition, or that may be more significant than we initially believed at or prior to the closing. There is no assurance that our insurance policies will cover all of any such liabilities. Any significant but individually immaterial liabilities in the aggregate, and/or any material liability that was unknown or not estimable by us at the time of the acquisition, may have a material adverse effect on our financial condition and operating results.
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
Risks Related to the Integration of Bluegreen
We may not be able to successfully and timely complete the integration of Bluegreen and many of the anticipated benefits of combining us and Bluegreen may not be realized.
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

We also may not successfully fully realize the expected benefits related to various key strategic and marketing partnerships and alliances of Bluegreen or may otherwise be constrained by existing strategic and marketing partnerships. In particular, Bluegreen historically generated a significant portion of its new sales prospects and leads through marketing arrangements with various third parties, including Bass Pro Shops and Choice. We inherited and extended the exclusive marketing agreement with Bass Pro for a period of ten years to provide us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means, which arrangement have contributed significantly to Bluegreen’s historical standalone annual VOI sales volume during recent years prior to our acquisition. We believe that the Bass Pro marketing arrangement will continue to be an important contributor to our overall VOI sales volume. Bluegreen also had an exclusive strategic relationship with Choice, which we assumed, that involves several areas of its business, including a sales and marketing alliance that enabled Bluegreen to leverage Choice’ brands, customer relationships and marketing channels to sell vacation packages. We have agreed with Choice to continue the Choice strategic relationship, subject to any limitations or requirements sent for in the Hilton license agreement, to grow our business.
If Bluegreen’s marketing arrangements that we assumed, including those described above, do not generate a sufficient number of prospects and leads, are terminated or not renewed, or are limited or changed in a manner adversely affecting us, or we otherwise are unable to realize the benefits from such marketing arrangements, our anticipated revenue growth may not occur, our the costs associated with such arrangements may exceed related revenues, and otherwise may adversely affect the anticipated benefits of the Bluegreen Acquisition.
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
We license substantially all of the trademarks, brand names and intellectual property used in our business from Hilton under the Hilton license agreement. We intend to offer vacation ownership products consisting of rebranded Bluegreen properties under our existing or new HGV brand. Under the terms of the Hilton license agreement, we must obtain Hilton’s approval to use the Hilton brand names and trademarks in connection with the rebranding of the Bluegreen properties to branded properties using the Hilton marks, as well as for the branding of timeshare properties that we acquire or develop in the future. We have agreed with Hilton to operate the Bluegreen business as a separate operation, subject to a rebranding schedule. In addition, we may require additional amendments to the license agreement with Hilton to further modify various provisions of the Hilton license agreement to provide for any related approvals or relief from certain restrictions in connection with the integration of Bluegreen so as to allow us to achieve greater operating efficiency and synergy than currently provided for, and any failure to do so could adversely impact such operating efficiency and synergy.
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
Upon consummation of the Bluegreen Acquisition, we assumed all of Bluegreen’s liabilities, whether known or not. Bluegreen may have various potential liabilities relating to the conduct of its business prior to the Bluegreen Acquisition, including, but not limited to, existing and potential legal claims or contractual disputes pertaining to various areas of the Bluegreen business, tax audits, regulatory violations (including environmental violations and claims), and other liabilities that are, individually or in the aggregate, greater than we had anticipated, more likely than we estimated were not known to us, and/or were not disclosed to us. For example, we are currently involved in a dispute regarding an alleged breach of a purchase and sale agreement related to The Manhattan Club property that we acquired in connection with the Bluegreen Acquisition, which dispute we believed at the time of the acquisition was likely to be resolved in our favor. Since the acquisition was completed, in July 2024, an arbitration panel entered an interim award against Bluegreen and which provided us an opportunity to propose a cure for its breach prior to any decision on damages. We are now in the process of curing the alleged breach. It is possible that these liabilities, including any other liabilities that are currently unknown to us but may come to our attention, may result in substantial costs or losses, thereby adversely affecting our operating results and financial condition. See Part II – Item 8. Financial Statements and Supplementary Data – Note 23: Commitments and Contingencies for more information.
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
The interests of one of our stockholders, Apollo, may conflict with ours or yours in the future. In addition, Apollo, which owns a significant number of shares of our common stock, may sell some, most or all of our shares that it owns, which would cause our stock price to decline.
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
In addition, as of December 31, 2024, Apollo owned 26,295,825 shares of our common stock. During the fourth quarter 2024, Apollo sold an aggregate of 4,000,000 shares of our common stock pursuant to Rule 144 of the Securities Act. Apollo may continue to sell, in one or more transactions, including Rule 144, underwritten offering and other transactions, some, most, or all of our shares that it owns at any time in compliance with the terms of the stockholders agreement. Any such sale or sales are likely to cause the market price of our common stock to decline significantly.
Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our amended and restated certificate of incorporation and bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. For example, among other things, our organization documents prohibit stockholder action by written consent unless such action is recommended by all directors then in office and establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
In addition, as a Delaware corporation, we are also subject to provisions of Delaware law, which continue to evolve and may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover and other applicable Delaware law provisions and measures could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions and measures could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
Consent requirements in our license agreement with Hilton and other requirements in certain of our other material agreements may have the effect of deterring a potential takeover transaction that otherwise could be in the best interests of our stockholders.
Our license agreement with Hilton requires us to obtain Hilton’s consent prior to taking certain significant corporate actions, including change of control of our company. There can be no assurance that any consent from Hilton to a change of control of our company could be obtained on a basis satisfactory to us or any potential acquirer. In addition, certain of our other material agreements, such as our debt agreements, contain consent, notice, prepayment or other provisions that we are obligated to comply with prior to engaging in certain transactions. Failure to obtain required consents and comply with other provisions in these agreements could discourage, materially delay or prevent a transaction that otherwise may be in the best interests of our stockholders.
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
Under our 2023 Omnibus Incentive Plan, as of December 31, 2024, an aggregate of 34,663 shares have been issued, and an additional 1,515,320 shares were underlying outstanding awards, leaving 3,923,043 shares available for future issuances. Under the Employee Stock Purchase Plan, an aggregate of 2,500,000 shares were available for future issuance as of December 31, 2024. In addition, while we have not in the past, we may issue additional shares of our common stock to meeting liquidation and access to capital needs from time to time. Any further issuances could result in the dilution of our current stockholders causing the market price of shares of our common stock to decline.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and diminish our cash reserves.
Our board of directors has authorized a share repurchase program (the “Repurchase Program”) pursuant to which we may repurchase our common stock through any combination of open market repurchases, accelerated share repurchases or privately negotiated transactions. The timing and amount of repurchases of shares of our common stock, if any, will depend upon several factors, such as the market price of our common stock, general market and economic conditions, our working capital requirements and corporate strategy, the terms of our financing arrangements and applicable legal requirements. We are not obligated to repurchase any specific number or amount of shares of common stock pursuant to the Repurchase Program, and we may modify, suspend or terminate the Repurchase Program at any time without prior notice. The existence of the Repurchase Program and related repurchases of our common stock could impact our stock price and increase its volatility. Additionally, the Repurchase Program could diminish our cash reserves, which may impact our access to capital and liquidity for general operations and implementation of our business strategy. There can be no assurance that any share repurchases will enhance long-term stockholder value, and the market price of our common stock may decline below the levels at which we repurchased shares of stock.
We have no current plans to pay cash dividends on our common stock, and our indebtedness could limit our ability to pay dividends in the future.
We have no current plans to pay any cash dividends. Any decision by our board of directors, which has the sole discretion whether or not to pay dividends, must take into account a number of factors, including, without limitation: our available cash; current and anticipated cash needs; capital requirements; and contractual, legal, tax and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us. In addition, our ability to pay dividends is limited by our credit agreement related to our senior secured credit facilities and may further be limited by covenants of other indebtedness that we or our subsidiaries incur in the future.
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
ITEM 2.    Properties
Timeshare Properties
As of December 31, 2024, we had over 200 properties open and operating, including properties not yet fully developed but in which VOIs were being sold. Most of our properties and units are located in vacation destinations such as Florida, Europe, Hawaii, California, South Carolina, Arizona, Virginia, and Nevada. These units and properties include those developed by us or by third-party developers with whom we have entered into fee-for-service arrangements. As of December 31, 2024, we owned approximately 73% of all unsold intervals including 100% of all unsold points-based intervals. We also own, manage, and lease fitness, spa and sports facilities, and/or manage the HOAs of undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.
Sales and Marketing Locations
As of December 31, 2024, we had sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. Our products are for sale throughout the United States, Mexico, Canada, Europe and Asia. We have approximately 100 sales distribution centers in various domestic and international locations. Our distribution centers and sales galleries are operated through leased and owned properties.
Additionally, we have 11 call centers that are leased. Our call centers are located in Orlando, Las Vegas, Virginia Beach, Boca Raton, Knoxville, Indianapolis and the United Kingdom.
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
Performance Graph
The following graph compares cumulative total stockholder return of our common stock with the S&P MidCap 400 (“MidCap 400”)* Index and the Dow Jones US Travel & Leisure Total Return Index GICS Level 2 (“DJUSCGT”) over a five-year period ended on December 31, 2024. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2019, and that all dividends and other distributions were reinvested. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.
* As of March 2023, our company has been included in the S&P MidCap 400.
Holders of Record
The number of stockholders of record of our common stock as of February 20, 2025, was 367.
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
Issuer Purchases of Equity Securities
On May 3, 2023, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2023 Repurchase Plan"). On August 7, 2024, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2024 Repurchase Plan") which is in addition to the 2023 Repurchase Plan. The repurchases can be made through any combination of open market purchases, accelerated share repurchases, privately negotiated transactions or an other permissible manner. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The shares are retired upon repurchase. The stock repurchase programs may be suspended or discontinued at any time and will automatically expire at the end of the respective plan terms.
During the three-month period ended December 31, 2024, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans
October 1 – October 31, 2024	1,309,276	$36.66	1,309,276	$504,778,477
November 1 – November 30, 2024	1,324,869	41.90	1,324,869	449,246,364
December 1 – December 31, 2024	516,712	41.60	516,712	427,742,644
Total	3,150,857	$39.67	3,150,857
From January 1, 2024, through February 20, 2025, we repurchased approximately 1.6 million shares for $66 million. As of February 20, 2025, we had $361 million of remaining availability under the 2024 Repurchase Plan.
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
Overview
Our Business
We are a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brand. During 2021, we completed the Diamond Acquisition and on January 17, 2024, we completed the Bluegreen Acquisition.
Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and timeshare plans; and managing our clubs and exchange programs.
As of December 31, 2024, we have over 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, South Carolina, Arizona, Virginia and Nevada, inclusive of the new locations acquired in connection with the Bluegreen Acquisition. Our properties feature spacious, condominium-style accommodations with superior amenities and quality service. We are in the process of rebranding many of the Diamond properties and anticipate rebranding the majority of Bluegreen properties. We began rebranding the Bluegreen sales centers during 2024 and expect to begin rebranding of certain Bluegreen properties in 2025 to the Hilton Grand Vacations brands and Hilton standards.
As of December 31, 2024, we had approximately 724,000 members across our club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort, any property in the Hilton system of 24 industry-leading brands across approximately 8,300 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options. Bluegreen Vacation Club members have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to other hotels and resorts through Bluegreen partnerships and exchange networks.
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
For the year ended December 31, 2024, sales from fee-for-service and just-in-time inventory were 18% and 19% of contract sales, respectively. See “Key Business and Financial Metrics—Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is approximately $12.7 billion at current pricing. Capital-efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 28% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Europe, Canada, Mexico and Asia. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have approximately 100 sales distribution centers in various domestic and international locations. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers, and have an affinity with our brands.
With the Bluegreen Acquisition, our marketing and sales activities also include marketing relationships with nationally-recognized consumer brands such as Bass Pro, a fishing, marine, hunting, camping and sports gear retailer, and Choice Hotels. In November 2023, HGV signed a 10-year exclusive marketing agreement with Bass Pro that provides HGV with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. This agreement became effective on the Bluegreen Acquisition Date. As of December 31, 2024, HGV had sales and marketing operations at a total of 133 Bass Pro Shops and Cabela’s Stores, including 9 virtual kiosks. Additionally, the joint venture between HGV and Bass Pro includes four high-end wilderness resorts under the Big Cedar Lodge brand. We also assumed an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages.
Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the years ended December 31, 2024, 2023 and 2022, 72%, 70% and 71% of our contract sales were to our existing owners, respectively.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 67% and 63% for the years ended December 31, 2024, and 2023, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted-average FICO score	741	737	735

Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Clubs. Historical default rates, which represent annual defaults as a percentage of each year’s beginning gross timeshare financing receivables balance, were as follows:

	Year Ended December 31,
	2024	2023	2022
Historical default rates(1)	10.77%	8.56%	7.92%
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
•Cost reimbursements include costs that HOAs and developers reimburse to us. These costs primarily consist of payroll and payroll-related costs for management of the HOAs and other services we provide where we are the employer and insurance. The corresponding expenses are presented as Cost reimbursements expense in our consolidated statements of income resulting in no effect on net income.
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
•License fee expense represents primarily the royalty fee paid to Hilton under a license agreement for the exclusive right to use the Hilton Grand Vacations mark, which is generally based on a percentage of gross sales volume of certain revenue streams.
•Acquisition and integration-related expense represents direct expenses for the Diamond Acquisition and the Bluegreen Acquisition, including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants and employee-related costs such as severance and transition.
•Cost reimbursements include costs that HOAs and developers reimburse to us. These costs primarily consist of payroll and payroll-related costs for management of the HOAs and other services we provide where we are the employer and insurance. The corresponding revenues are presented as Cost reimbursements revenue in our consolidated statements of income resulting in no effect on net income.
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
Key Business and Financial Metrics
Real Estate Sales Operating Metrics
We measure our performance using the following key operating metrics:
•Contract sales represents the total amount of VOI products (fee-for-service, just-in-time, developed, and points-based) under purchase agreements signed during the period where we have received a down payment of at least 10% of the contract price. Contract sales differ from revenues from the Sales of VOIs, net that we report in our consolidated statements of income due to the requirements for revenue recognition, as well as adjustments for incentives. While we do not record the purchase price of sales of VOI products developed by fee-for-service partners as revenue in our consolidated financial statements, rather recording the commission earned as revenue in accordance with U.S. GAAP, we believe contract sales to be an important operational metric, reflective of the overall volume and pace of sales in our business and believe it provides meaningful comparability of our results to the results of our competitors which may source their VOI products differently.
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
Non-GAAP Measures within Our Segments
Within each of our two reportable segments, we present additional profit and profit margin information for certain key activities—real estate, financing, resort and club management, and rental and ancillary services. These non-GAAP measures are used by our management team to evaluate the operating performance of each of our key activities, and to make day-to-day operating decisions. We believe these additional measures are also important in helping investors understand the performance and efficiency with which we are able to convert revenues for each of these primary activities into operating profit, both in dollars and as margins, and are frequently used by securities analysts, investors and other interested parties as one of common performance measures to compare results or estimate valuations across companies in our industry. Specifically—
•Sales revenue represents sales of VOIs, net, and Fee-for-service commissions and brand fees earned from the sale of fee-for-service VOIs. Fee-for-service commissions and brand fees represents sales, marketing, brand and other fees, which corresponds to the applicable line item from our consolidated statements of income, adjusted by marketing revenue and other fees earned primarily from discounted marketing related packages which encompass a sales tour to prospective owners. Real estate expense represents Costs of VOI sales and Sales and marketing expense, net. Sales and marketing expense, net represents sales and marketing expense, which corresponds to the applicable line item from our consolidated statements of income, adjusted by marketing revenue and other fees earned primarily from discounted marketing related packages which encompass a sales tour to prospective owners. Both fee-for-service commissions and brand fees and sales and marketing expense, net, represent non-GAAP measures. We present these items net because it provides a meaningful measure of our underlying real estate profit related to our primary real estate activities which focus on the sales and costs associated with our VOIs.
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
•Financing profit represents financing revenue, net of financing expense, both of which correspond to the applicable line items from our consolidated statements of income. Financing profit margin is calculated as a percentage by dividing financing profit by financing revenue. We consider this to be an important non-GAAP operating measure because it measures the efficiency and profitability of our financing business in connection with our VOI sales.
•Resort and club management profit represents resort and club management revenue, net of resort and club management expense, both of which correspond to the applicable line items from our consolidated statements of income. Resort and club management profit margin is calculated as a percentage by dividing resort and club management profit by resort and club management revenue. We consider this to be an important non-GAAP operating measure because it measures the efficiency and profitability of our resort and club management business that support our VOI sales business.
•Rental and ancillary services profit represents rental and ancillary services revenues, net of rental and ancillary services expenses, both of which correspond to the applicable line items from our consolidated statements of income. Rental and ancillary services profit margin is calculated as a percentage by dividing rental and ancillary services profit by rental and ancillary services revenue. We consider this to be an important non-GAAP operating measure because it measures our ability to convert available inventory and unoccupied rooms into revenue and profit by transient rentals, as well as profitability of other services, such as food and beverage, retail, spa offerings and other guest services.
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

Results of Operations
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2024 compared with the year ended December 31, 2023. Discussions of our financial condition and results of operations for the year ended December 31, 2023 compared to December 31, 2022 that have been omitted under this item can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 29, 2024.
Segment Results
The following tables present our revenues by segment for the year ended December 31, 2024, compared to the years ended December 31, 2023, and 2022. We do not include equity in earnings from unconsolidated affiliates in our measures of segment revenues.

	Year Ended December 31,			2024 vs 2023
($ in millions)	2024	2023	2022	$	%
Revenues:
Real estate sales and financing	$3,010	$2,357	$2,378	$653	27.7
Resort operations and club management	1,528	1,291	1,197	237	18.4
Total segment revenues	4,538	3,648	3,575	890	24.4
Cost reimbursements	516	386	297	130	33.7
Intersegment eliminations(1)	(73)	(56)	(37)	(17)	30.4
Total revenues	$4,981	$3,978	$3,835	$1,003	25.2
(1)See Note 22: Business Segments in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for details on the intersegment eliminations.
The following table reconciles net income attributable to stockholders and net income, our most comparable U.S. GAAP financial measures, to EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders:

	Year Ended December 31,			2024 vs 2023(1)
($ in millions)	2024	2023	2022	$	%
Net income attributable to stockholders	$47	$313	$352	$(266)	(85.0)
Net income attributable to noncontrolling interest	13	—	—	13	100%
Net income	60	313	352	(253)	(80.8)
Interest expense	329	178	142	151	84.8
Income tax expense	76	136	129	(60)	(44.1)
Depreciation and amortization	268	213	244	55	25.8
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	2	2	2	—	—
EBITDA	735	842	869	(107)	(12.7)
Other loss (gain), net	11	(2)	1	13	NM
Share-based compensation expense	47	40	46	7	17.5
Impairment expense	2	3	17	(1)	(33.3)
Acquisition and integration-related expense	237	68	67	169	NM
Other adjustment items(2)	62	54	65	8	14.8
Adjusted EBITDA	1,094	1,005	1,065	89	8.9
Adjusted EBITDA attributable to noncontrolling interest	16	—	—	16	100%
Adjusted EBITDA attributable to stockholders	$1,078	$1,005	$1,065	$73	100%
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2)These amounts include costs associated with restructuring, one-time charges, other non-cash items, and amortization of fair value premiums and discounts resulting from purchase accounting.

We evaluate our business segment operating performance using segment Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders, as described in Note 22: Business Segments in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. For a discussion of our definition of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key Business and Financial Metrics—EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders.” The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA to Adjusted EBITDA Attributable to Stockholders:

	Year Ended December 31,			2024 vs 2023
($ in millions)	2024	2023	2022	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$802	$754	$865	$48	6.4
Resort operations and club management(1)	604	504	463	100	19.8
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	20	14	15	6	42.9
License fee expense	(171)	(138)	(124)	(33)	23.9
General and administrative(2)	(161)	(129)	(154)	(32)	24.8
Adjusted EBITDA	1,094	1,005	1,065	89	8.9
Adjusted EBITDA attributable to noncontrolling interest	16	—	—	16	100%
Adjusted EBITDA attributable to stockholders	$1,078	$1,005	$1,065	$73	100%
(1)Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)Adjusts for segment related share-based compensation, depreciation and other adjustment items.
Real estate sales and financing Adjusted EBITDA increased by $48 million compared to the same period in 2023. For the same period, Real estate sales and financing Adjusted EBITDA decreased $131 million excluding the $179 million impact related to the Bluegreen Acquisition, primarily due to decreases in Sales, marketing, brand and other fees revenue and overall real estate expenses partially offset by an increase in financing profit.
Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the real estate sales and financing segment.
Resort operations and club management segment Adjusted EBITDA increased $100 million for the year ended December 31, 2024 compared to the same period in 2023. For the same period, Resort operations and club management segment Adjusted EBITDA increased by $20 million, excluding the $80 million impact related to the Bluegreen Acquisition, primarily due to increases in resort management revenue and rental revenue partially offset by an increase in rental expense.
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

	Year Ended December 31,			2024 vs 2023(1)
($ in millions)	2024	2023	2022	$	%
Net income attributable to stockholders	$47	$313	$352	$(266)	(85.0)
Net income attributable to noncontrolling interest	13	—	—	13	100%
Net income	60	313	352	(253)	(85.0)
Interest expense	329	178	142	151	84.8
Income tax expense	76	136	129	(60)	(44.1)
Depreciation and amortization	268	213	244	55	25.8
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	2	2	2	—	—
EBITDA	735	842	869	(107)	(12.7)
Other loss (gain), net	11	(2)	1	13	NM
Equity in earnings from unconsolidated affiliates(2)	(20)	(14)	(15)	(6)	42.9
Impairment expense	2	3	17	(1)	(33.3)
License fee expense	171	138	124	33	23.9
Acquisition and integration-related expense	237	68	67	169	NM
General and administrative	199	194	212	5	2.6
Profit	$1,335	$1,229	$1,275	$106	8.6

Real estate profit	539	575	691	(36)	(6.3)
Financing profit	276	208	164	68	32.7
Resort and club management profit	511	392	373	119	30.4
Rental and ancillary services profit	9	54	47	(45)	(83.3)
Profit	$1,335	$1,229	$1,275	$106	8.6
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Excludes impact of interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates of $2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

	Year Ended December 31,			2024 vs 2023
($ in millions)	2024	2023	2022	$	%
Sales, marketing, brand and other fees	$637	$634	$620	$3	0.5
Less: Marketing revenue and other fees(1)	(309)	(241)	(208)	(68)	28.2
Fee-for-service commissions and brand fees	$328	$393	$412	$(65)	(16.5)

Sales and marketing expense	$1,768	$1,281	$1,146	$487	38.0
Less: Marketing revenue and other fees(1)	(309)	(241)	(208)	(68)	28.2
Sales and marketing expense, net	$1,459	$1,040	$938	$419	40.3
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Year Ended December 31,			2024 vs 2023
($ in millions)	2024	2023	2022	$
Sales of VOIs (deferrals)	$(158)	$(39)	$(67)	$(119)
Sales of VOIs recognitions	106	4	98	102
Net Sales of VOIs (deferrals) recognitions	(52)	(35)	31	(17)
Cost of VOI sales (deferrals)	(48)	(10)	(22)	(38)
Cost of VOI sales recognitions	30	1	33	29
Net Cost of VOI sales (deferrals) recognitions	(18)	(9)	11	(9)
Sales and marketing expense (deferrals)	(22)	(6)	(10)	(16)
Sales and marketing expense recognitions	15	1	14	14
Net Sales and marketing expense (deferrals) recognitions	(7)	(5)	4	(2)
Net construction (deferrals) recognitions	$(27)	$(21)	$16	$(6)

Real Estate
See “Reconciliation of Non-GAAP Profit Measures to GAAP Measure” above.

	Year Ended December 31,			2024 vs 2023 (1)
($ in millions, except Tour flow and VPG)	2024	2023	2022	$	%
Contract sales	$3,002	$2,310	$2,381	$692	30.0
Adjustments:
Fee-for-service sales(2)	(540)	(644)	(693)	104	(16.1)
Provision for financing receivables losses	(363)	(171)	(142)	(192)	NM
Reportability and other:
Net recognition (deferral) of sales of VOIs under construction(3)	(52)	(35)	31	(17)	48.6
Fee-for-service sale upgrades, net	—	19	18	(19)	(100.0)
Other(4)	(138)	(63)	(104)	(75)	NM
Sales of VOIs, net	$1,909	$1,416	$1,491	$493	34.8
Tour flow	835,181	608,367	517,117	226,814
VPG	$3,572	$3,760	$4,432	$(188)
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
Contract sales increased $692 million for the year ended December 31, 2024, compared to the same period in 2023. Excluding the impact of $727 million related to the Bluegreen Acquisition, contract sales decreased $35 million, primarily due to decreases in both VPG and tour flow.

	Year Ended December 31,			2024 vs 2023
($ in millions)	2024	2023	2022	$	%
Sales of VOIs, net	$1,909	$1,416	$1,491	$493	34.8
Fee-for-service commissions and brand fees	328	393	412	(65)	(16.5)
Sales revenue	2,237	1,809	1,903	428	23.7
Less:
Cost of VOI sales	239	194	274	45	23.2
Sales and marketing expense, net	1,459	1,040	938	419	40.3
Real Estate expense	1,698	1,234	1,212	464	37.6
Real Estate profit	$539	$575	$691	$(36)	(6.3)
Real Estate profit margin(1)	24.1%	31.8%	36.3%
(1)Excluding the marketing revenue and other fees adjustment, Real estate profit margin was 21.2%, 28.0% and 32.7% for the years ended December 31, 2024, 2023 and 2022, respectively.
Real estate profit decreased by $36 million for the year ended December 31, 2024, compared to the same period in 2023. Real estate profit decreased $128 million excluding the impact of $92 million related to the Bluegreen Acquisition, primarily due to a decrease in fee-for-service commissions and brand fees revenue and an increase in sales and marketing expense, net, partially offset by a decrease in Cost of VOI Sales, net.
Sales revenue increased $428 million for the year ended December 31, 2024, compared to the same period in 2023. Sales revenue decreased by $116 million excluding the impact of $544 million related to the Bluegreen Acquisition, primarily due to a decrease in Fee-for-service commissions and brand fees revenues, partially offset by an increase in Sales of VOI, net.
Additionally, Real estate expense increased by $464 million for the year ended December 31, 2024, compared to the same period in 2023. Real estate expense increased by $12 million excluding the impact of $452 million related to the Bluegreen Acquisition, primarily due to increases in sales and marketing expense, net, partially offset by a decrease in Cost of VOI Sales.

Financing

	Year Ended December 31,			2024 vs 2023 (1)
($ in millions)	2024	2023	2022	$	%
Interest income	$468	$287	$268	$181	63.1
Other financing revenue	39	34	32	5	14.7
Premium amortization of acquired timeshare financing receivables	(43)	(14)	(33)	(29)	NM
Financing revenue	464	307	267	157	51.1
Consumer financing interest expense	99	50	47	49	98.0
Other financing expense	82	51	56	31	60.8
Amortization of acquired non-recourse debt discounts and premiums, net	7	(2)	—	9	NM
Financing expense	188	99	103	89	89.9
Financing profit	$276	$208	$164	$68	32.7
Financing profit margin	59.5%	67.8%	61.4%
(1)NM - fluctuation in terms of percentage change is not meaningful.
Financing profit increased by $68 million for the year ended December 31, 2024, compared to the same period in 2023. Excluding the $53 million impact of the Bluegreen Acquisition, Financing Profit increased $15 million, primarily due to higher interest income revenues partially offset by increased financing expenses.
Financing revenue increased by $157 million for the year ended December 31, 2024, compared to the same period in 2023. For the same period, Financing revenue increased $53 million, excluding the $104 million impact related to the Bluegreen Acquisition, primarily due to an increase in the weighted average interest rate and carrying balance of the timeshare financing receivables portfolio.
Financing expense increased by $89 million for the year ended December 31, 2024, compared to the same period in 2023. For the same period, Financing expense increased $38 million, excluding the $51 million impact related to the Bluegreen Acquisition, primarily due to an increase in the balance and weighted average interest rate on our non-recourse debt.
Resort Operations and Club Management Segment
Resort and Club Management

	Year Ended December 31,			2024 vs 2023
($ in millions)	2024	2023	2022	$	%
Club management revenue	$303	$240	$227	$63	26.3
Resort management revenue	419	329	307	90	27.4
Resort and club management revenues	722	569	534	153	26.9
Club management expense	83	60	42	23	38.3
Resort management expense	128	117	119	11	9.4
Resort and club management expenses	211	177	161	34	19.2
Resort and club management profit	$511	$392	$373	$119	30.4
Resort and club management profit margin	70.8%	68.9%	69.9%
Resort and club management profit increased by $119 million for the year ended December 31, 2024, compared to the same period in 2023. Excluding the $97 million impact related to the Bluegreen Acquisition, Resort and club management profit increased by $22 million, largely driven by higher management and license fees revenues partially offset by resort management expense to support the higher revenues.
Resort and club management revenues increased $153 million for the year ended December 31, 2024, compared to the same period in 2023. Excluding the $113 million impact related to the Bluegreen Acquisition, Resort and club management revenues increased by $40 million, primarily due to higher management and license fees.
Resort and club management expenses increased $34 million for the year ended December 31, 2024, compared to the same period in 2023. Excluding the $16 million impact related to the Bluegreen Acquisition, Resort and club management expenses increased by $18 million, primarily due to personnel related costs incurred to manage the properties, in line with the increases in revenues.
Rental and Ancillary Services

	Year Ended December 31,			2024 vs 2023
($ in millions)	2024	2023	2022	$	%
Rental revenues	$682	$623	$586	$59	9.5
Ancillary services revenues	51	43	40	8	18.6
Rental and ancillary services revenues	733	666	626	67	10.1
Rental expenses	681	573	544	108	18.8
Ancillary services expense	43	39	35	4	10.3
Rental and ancillary services expenses	724	612	579	112	18.3
Rental and ancillary services profit	$9	$54	$47	$(45)	(83.3)
Rental and ancillary services profit margin	1.2%	8.1%	7.5%
Rental and ancillary services profit decreased by $45 million for the year ended December 31, 2024, compared to the same period in 2023. Rental and ancillary services profit decreased by $28 million, excluding the $17 million unfavorable impact related to the Bluegreen Acquisition, primarily due to increases in rental expenses, partially offset by increases in rental revenue.
Rental and ancillary services revenue increased $67 million for the year ended December 31, 2024, compared to the same period in 2023. For the same period, Rental and ancillary services revenue increased by $23 million, excluding the $44 million impact related to the Bluegreen Acquisition, primarily due to an increase in occupied room nights and higher daily rates.
Rental and ancillary services expenses increased $112 million for the year ended December 31, 2024, compared to the same period in 2023. For the same periods, Rental and ancillary services expenses increased $51 million, excluding the $61 million impact related to the Bluegreen Acquisition, primarily due to an increase in development and maintenance fees.
Other Operating Expenses

	Year Ended December 31,			2024 vs 2023
($ in millions)	2024	2023	2022	$	%
General and administrative	$199	$194	$212	$5	2.6
Depreciation and amortization	268	213	244	55	25.8
License fee expense	171	138	124	33	23.9
Impairment expense	2	3	17	(1)	(33.3)
General and administrative expenses increased by $5 million for the year ended December 31, 2024, compared to the same period in 2023. Excluding $37 million related to the impact of the Bluegreen Acquisition, General and administrative expenses decreased by $32 million when comparing to the same periods in 2023, primarily due to interest expense for a legal matter that was settled in early 2024.
Depreciation and amortization increased by $55 million for the year ended December 31, 2024, compared to the same period in 2023. The increases were due to certain assets acquired in connection with the Bluegreen Acquisition.
License fee expense increased by $33 million for the year ended December 31, 2024, compared to the same period in 2023. The increase was primarily due to amendments to our License Agreement as a result of the Bluegreen Acquisition.
Acquisition and Integration-Related Expense

	Year Ended December 31,			2024 vs 2023 (1)
($ in millions)	2024	2023	2022	$	%
Acquisition and integration-related expense	$237	$68	$67	$169	NM
(1)NM - Fluctuation in terms of percentage change is not meaningful.
Acquisition and integration-related costs include direct expenses related to our recent acquisitions including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For the year ended December 31, 2024, acquisition and integration-related costs increased by $169 million compared to the same period in 2023. The increases were primarily driven by costs associated with the Bluegreen Acquisition.
Non-Operating Expenses

	Year Ended December 31,			2024 vs 2023 (1)
($ in millions)	2024	2023	2022	$	%
Interest expense	$329	$178	$142	$151	84.8
Equity in earnings from unconsolidated affiliates	(18)	(12)	(13)	(6)	50.0
Other loss (gain), net	11	(2)	1	13	NM
Income tax expense	76	136	129	(60)	(44.1)
(1)NM - Fluctuation in terms of percentage change is not meaningful.

The change in non-operating expenses for the year ended December 31, 2024 compared to the same period in 2023, was primarily due to a $151 million increase in interest expense, partially offset by a $60 million decrease in income tax expense. The increase in interest expense was primarily due to an increase in the debt balance outstanding used to fund the Bluegreen acquisition compared to the same period in 2023. The decrease in income tax expense was primarily driven by an overall change in earnings compared to the same period in 2023.
Net income attributable to noncontrolling interest
We include in our consolidated financial statements the results of operations and financial condition of Big Cedar, the joint venture with Bluegreen/Big Cedar Vacations, LLC in which HGV holds 51% equity interest. Net income attributable to noncontrolling interest is the portion of Big Cedar that is attributable to Big Cedar Vacations, LLC, which holds the remaining 49% equity interest. Net income attributable to the noncontrolling interest in Big Cedar was $13 million for the year ended December 31, 2024.
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
The following highlights certain matters that impacted our liquidity for the year ended December 31, 2024:
•As of December 31, 2024, we had total cash and cash equivalents of $328 million and restricted cash of $438 million. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
•During the year ended December 31, 2024, we repurchased 10 million shares for $432 million under our share repurchase programs. See Note 20: Earnings Per Share for additional information.
•On January 10, 2024, we completed an offering for $900 million of senior secured notes due 2032 (“Senior Notes due 2032”). See Note 15: Debt and Non-Recourse Debt for additional information.
•On January 17, 2024, we completed the acquisition of Bluegreen Vacations Holding Corporation (“Bluegreen”) (the “Bluegreen Acquisition”) in an all-cash transaction, with total consideration of approximately $1.6 billion. See Note 3: Acquisitions for additional information.

•On January 17, 2024, we entered into Amendment No. 4 (the “Amendment”) to the Credit Agreement and incurred $900 million of new term loans that will mature on January 17, 2031. See Note 15: Debt and Non-Recourse Debt for additional information.
•In April 2024, we completed a securitization of approximately $240 million of gross timeshare financing receivables. The proceeds were used to pay down in part some of our existing debt and for other general corporate purposes. See Note 15: Debt and Non-Recourse Debt for additional information.
•In May 2024, we completed a securitization of approximately $375 million of gross timeshare financing receivables. The proceeds were used to pay down in part some of our existing debt and for other general corporate purposes. See Note 15: Debt and Non-Recourse Debt for additional information.
•On October 8, 2024, we entered into a new $400 million senior secured term loan ("Term Loan A") due January 2028. The proceeds were used to partially pre-pay the Term Loan B due 2028. See Note 15: Debt and Non-Recourse Debt for additional information.
•In November 2024, we completed a securitization of approximately $500 million of gross timeshare financing receivables. The proceeds were used to pay down in part some of our existing debt and for other general corporate purposes. See Note 15: Debt and Non-Recourse Debt for additional information.
•On November 15, 2024, we amended our Timeshare Facility agreement which included terms to increase the capacity to $850 million. See Note 15: Debt & Non-recourse Debt for more information.
•As of December 31, 2024, we had fully paid down the $171 million in junior subordinated debentures outstanding. See Note 15: Debt & Non-recourse Debt for more information.
•As of December 31, 2024, we have $715 million remaining borrowing capacity under the revolver credit facility.
•As of December 31, 2024, we have an aggregate of $423 million remaining borrowing capacity under our Timeshare Facility. As of December 31, 2024, we had $1.2 billion of notes that were current on payments but not securitized. Of that figure, approximately $749 million could be monetized through either warehouse borrowing or securitization while another $291 million of mortgage notes we anticipate being eligible following certain customary milestones such as first payment, deeding and recording. The Grand Islander and Bluegreen Timeshare Facilities were terminated in the first quarter of 2024.
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
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2024, our inventory-related purchase commitments totaled $15 million over 2 years.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,			2024 vs 2023
($ in millions)	2024	2023	2022	$
Net cash provided by (used in):
Operating activities	$309	$312	$747	$(3)
Investing activities	(1,571)	(158)	(97)	(1,413)
Financing activities	1,156	183	(782)	973
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
The change in net cash flows provided by operating activities for the year ended December 31, 2024, compared to the same period in 2023 was primarily due to decreases in net income and cash used for working capital, partially offset by increases in provision for financing receivable losses and depreciation and amortization expenses.
The following table exhibits our VOI inventory spending for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
($ in millions)	2024	2023	2022
VOI spending - owned properties(1)	$318	$243	$161
VOI spending - fee-for-service upgrades(2)	—	16	13
Purchases and development of real estate for future conversion to inventory	127	39	8
Total VOI inventory spending	$445	$298	$182
(1) For the years ended December 31, 2024, 2023, and 2022, our VOI inventory spending on owned properties relates to properties that are classified as Inventory on our consolidated balance sheets.
(2) Includes expense related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects of $12 million and $9 million recorded in Costs of VOI sales for the years ended December 31, 2023 and 2022, respectively. There was no expense for the year ended December 31, 2024.
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
Net cash used in investing activities was $1,571 million for the year ended December 31, 2024, compared to $158 million for the same period in 2023. The increase was primarily due to the Bluegreen Acquisition and increased software capitalization costs.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 was $1,156 million, compared to $183 million for the same period in 2023. The increase was primarily due to net proceeds from debt of $1,020 million and net proceeds from non-recourse debt of $85 million, partially offset by increases in cash paid for share repurchases of $64 million and debt issuance costs of $55 million.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases and obligations associated with our debt, non-recourse debt and the related interest. As of December 31, 2024, we were committed to $9,333 million in contractual obligations over 10 years, $972 million of which will be fulfilled in 2025. This amount includes $1,824 million of interest on our debt and non-recourse debt, of which $387 million will be incurred in 2025. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 15: Debt and Non-recourse Debt, Note 17: Leases and Note 23: Commitments and Contingencies, in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $670 million as of December 31, 2024, which primarily consist of escrow, construction and subsidy related bonds.

Subsequent Events
On January 31, 2025, we amended our Revolver Credit Facility ("Revolver") and both our Term Loan B due 2028 and Term Loan B due 2031. The terms of the Revolver were amended to reduce pricing spreads, expand covenants, reset certain incurrence baskets and extend maturity to January 2030. The Term Loan B due 2028 was repriced to SOFR plus 2.00%, down from SOFR plus 2.50%. The Term Loan B due 2031 was repriced to SOFR plus 2.00%, down from SOFR plus 2.25%. Additionally, the Term Loan A, due January 2028, was repriced to SOFR plus 1.65%, down from SOFR plus 1.75%.
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
Inventory and Cost of Sales
We use the relative sales value method of costing our VOI sales and relieving inventory, which requires us to make estimates subject to significant uncertainty. Significant assumptions include future VOI sales prices, timing and volume of VOI sales, and provisions for financing receivables losses on financed sales of VOIs. Other assumptions include sales incentives, projected future cost and volume of recoveries. We aggregate these factors to calculate total net cost of sales of VOIs as a percentage of net sales of VOIs and apply this ratio to allocate the cost of sales to recognized sales of VOIs. The effect of changes in these estimates over the life of a project are recognized on a retrospective basis through corresponding adjustments to inventory and cost of sales in the period in which the estimates are revised. See Note 2: Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
Business Combinations
We account for our business combinations in accordance with the acquisition method of accounting. We allocate the purchase price of a business acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. For each business acquisition, we recognize goodwill as the amount in which consideration transferred for the acquired entity exceeds the fair values of net assets. The fair value of net assets is the fair value assigned to the assets acquired reduced by the fair value assigned to liabilities assumed and noncontrolling interest. In determining the fair values of assets acquired and liabilities assumed and noncontrolling interest, we use various recognized valuation methods including discounted cash flow models, and the income, cost and market approaches. We utilize independent valuation specialists under our supervision for certain of our assignments of fair value. We record the net assets and results of operations of an acquired entity in our consolidated financial statements from the acquisition date through period-end. We expense acquisition-related expenses as incurred and include such expenses within Acquisition and integration-related expense on our consolidated statements of income. See Note 2: Summary of Significant Accounting Policies and Note 3: Acquisitions in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
Allowance for Financing Receivables Losses
The allowance for financing receivables losses is related to the receivables generated by our financing of VOI sales, which are secured by the underlying timeshare properties. We determine our financing receivables to be past due based on the contractual terms of the individual mortgage loans. We use a technique referred to as static pool analysis as the basis for determining our general reserve requirements on our financing receivables. The adequacy of the related allowance is determined by management through analysis of several factors requiring judgment, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including historic and assumed default rates. Although the allowance includes several factors requiring judgment, the static pool model is not highly uncertain as it relies upon historical metrics. Specifically, as it relates to the acquired Legacy-Bluegreen portfolio, we estimated default rates with adjustments to historical data to capture our estimates of where historical data may not be representative of future estimated defaults.
Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 0.5% increase to our projected default rates used in the allowance calculation would increase our allowance for financing receivables losses by approximately $24 million. See Note 2: Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

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
The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of December 31, 2024, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2025	2026	2027	2028	2029	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	14.716%	$196	$208	$218	$220	$215	$752	$1,809	$1,646
Fixed-rate unsecuritized timeshare financing receivables	15.118%	166	175	189	206	223	1,248	2,207	1,557
Liabilities:(3)
Fixed-rate debt	5.386%	467	386	300	239	1,035	1,744	4,171	4,070
Variable-rate debt	6.498%	22	261	459	1,239	16	854	2,851	2,841
(1)Weighted-average interest rate as of December 31, 2024.
(2)Amount excludes unamortized deferred financing costs.
(3)Includes debt and non-recourse debt.
Foreign Currency Exchange Rate Risk
Though the majority of our operations are conducted in United States dollar (“U.S. dollar”), we are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from our timeshare financing receivables denominated in Japanese yen and Canadian dollars, the value of which could change materially in reference to our reporting currency, the U.S. dollar. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that an adverse change in exchange rates of 10% would be considered immaterial as of December 31, 2024.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to 2024 included all of our operations other than those of Bluegreen Vacations Holding Corporation ("Bluegreen") which we acquired in 2024 as described in Note 3 to the consolidated financial statements. In accordance with the SEC’s published guidance, because we acquired these operations during the year, we excluded these operations from our efforts to comply with Section 404 with respect to 2024. The acquired operations of Bluegreen constituted approximately 26.0% of total assets as of December 31, 2024 and 19.8% and 15.4% of revenues and income before income taxes, respectively, for the year then ended. The SEC’s published guidance specifies that the period in which management may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the Company’s internal control may not extend beyond one year from the date of acquisition. Based on our assessment, which as discussed herein excluded the operations of Bluegreen, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024. The report is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Hilton Grand Vacations Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hilton Grand Vacations Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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

Cost of VOI Sales
Description of the Matter
For the year ended December 31, 2024, the Company’s cost of vacation ownership intervals and interests (“VOI”) sales was $239 million, which includes amounts recognized by the Legacy-HGV, Legacy-Diamond and Legacy-Bluegreen operations. As discussed in Note 2 to the consolidated financial statements, the Company accounts for cost of VOI sales using the relative sales value method. Changes in estimates within the relative sales value calculations are recognized on a retrospective basis through corresponding adjustments to inventory and cost of sales in the period in which the estimates are revised.
Auditing management’s application of the relative sales value method was complex and highly judgmental due to the estimation uncertainty in determining the significant assumptions required to apply the method, including future VOI sales prices, timing and volume of VOI sales, and provisions for financing receivables losses on financed sales of VOIs.

Cost of VOI Sales (Continued)
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Legacy-Diamond cost of VOI sales process. For example, we tested controls over management’s review of the Legacy-Diamond cost of VOI sales calculations used as part of the relative sales value method, including the significant assumptions described above.
To test cost of VOI sales for Legacy-HGV, Legacy-Diamond and Legacy-Bluegreen, we performed audit procedures that included, among others, assessing the methodologies used by management, evaluating the significant assumptions discussed above and testing the underlying data used by the Company within its analyses. We performed analytical procedures to evaluate whether individual timeshare project or individual collection cost of VOI sales rates are consistent with expectations. We also compared the significant assumptions used by management to historical trends to determine whether the projections of future VOI sales prices and the timing and volume of VOI sales are appropriate. Furthermore, we compared the estimated provisions for financing receivables to projections separately audited for the allowance for financing receivables

Allowance for Financing Receivables Losses
Description of the Matter
At December 31, 2024, the Company’s allowance for financing receivables losses was $1.1 billion, which includes amounts recognized by the Legacy-HGV, Legacy-Diamond and Legacy-Bluegreen operations, inclusive of acquired portfolios for Legacy-Diamond and Legacy-Bluegreen. As discussed in Note 2 to the consolidated financial statements, for the originated portfolio, the Company records an estimate of variable consideration as a reduction of revenue from financed VOI sales at the time revenue is recognized. Variable consideration, which has not been included within the transaction price, is presented as a reserve on the financing receivable. For the acquired portfolio, an allowance is established on the acquisition date, and any changes to the estimates of the allowance are recorded within Financing expense on the consolidated statements of income in the period in which the change occurs. The Company uses a technique referred to as the static pool analysis as the basis for determining the default rates and the allowance for financing receivables losses. The static pool analysis uses default rate information accumulated from several years of historical loan data to estimate future expected defaults on the outstanding financing receivables. The adequacy of the related allowance is determined by management through analysis of several factors, such as current and forward-looking economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. Specifically, as it relates to the acquired Legacy-Bluegreen portfolio, the Company estimated default rates with adjustments to historical data to capture management’s estimates of where historical data may not be representative of future estimated defaults.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Legacy-Diamond allowance for the financing receivables losses process. For example, we tested controls over management’s review of the Legacy-Diamond allowance for financing receivables losses calculations, including the completeness and accuracy of the underlying data in the static pool model, and management’s review that the historical data is representative of current and forward-looking economic conditions and industry trends, as well as the specific risk characteristics of the portfolio.
To test the allowance for financing receivables, we performed audit procedures that included, among others, assessing the methodology discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We evaluated management’s assessment of whether historical data reflects current and forward-looking economic conditions in estimating the allowance. We also compared data used in the static pool analyses to historical data from prior periods. We analytically compared current year default rates to prior year default rates. In addition, we recalculated the allowance for financing receivables for certain pools of loans. For the acquired portfolio of Legacy – Bluegreen, we involved our valuation specialists to assist with our evaluation of the allowance for financing receivable losses.

Accounting for the Acquisition of Bluegreen Vacations Holding Corporation
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company acquired Bluegreen Vacations Holding Corporation (“Bluegreen”), on January 17, 2024, in an all-cash transaction, with total consideration of approximately $1.6 billion. The acquisition was accounted for as a business combination and, as such, the Company was required to record the assets acquired, liabilities assumed and noncontrolling interest at their acquisition-date fair values, which included $871 million of timeshare financing receivables, net, $479 million of management contracts intangible asset and $363 million of inventory.
Auditing management’s acquisition of Bluegreen involved especially subjective judgments and complex analysis relating to the fair value estimates of timeshare financing receivables, net, management contracts intangible asset and inventory. The estimates of fair value of timeshare financing receivables, net, management contracts intangible asset and inventory are sensitive to changes in significant assumptions. The significant assumption used by management in determining the fair value of timeshare financing receivables, net was the default rate. The significant assumptions used by management in determining the fair value of the management contracts intangible asset included anticipated revenue growth rates and the discount rate. The significant assumption used by management in determining the fair value of inventory was projected revenues to be derived from such inventory. The aforementioned significant assumptions are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Bluegreen business combination accounting process. We tested controls over the valuation of the timeshare financing receivables, net, management contracts intangible asset and inventory, including the Company’s controls over its determination of valuation approaches and methods selected, as well as evaluation of the significant assumptions used in the fair value measurements as described above.
To test the fair values of timeshare financing receivables, net, the management contracts intangible asset and inventory, our audit procedures, among others, included evaluating the Company's valuation methods and significant assumptions used and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the significant assumptions used by management to current and future economic trends, where applicable, the historical results of the acquired business, and other relevant factors, including industry publications. Where applicable, we compared actual results to the forecasted assumptions. We involved our valuation specialists to assist with our evaluation of the valuation methods and the significant assumptions noted above, including the default rate for timeshare financing receivables, net, the anticipated revenue growth rates and the discount rate for the management contracts intangible asset and projected revenues for inventory.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2016.
Orlando, Florida
March 3, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Hilton Grand Vacations Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Hilton Grand Vacation Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Grand Vacations Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bluegreen Vacations Holding Corporation, which is included in the 2024 consolidated financial statements of the Company and constituted approximately 26.0% of total assets as of December 31, 2024 and 19.8% and 15.4% of revenues and income before taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Bluegreen Vacations Holding Corporation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Orlando, Florida
March 3, 2025

HILTON GRAND VACATIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$328	$589
Restricted cash	438	296
Accounts receivable, net	315	507
Timeshare financing receivables, net	3,006	2,113
Inventory	2,244	1,400
Property and equipment, net	792	758
Operating lease right-of-use assets, net	84	61
Investments in unconsolidated affiliates	73	71
Goodwill	1,985	1,418
Intangible assets, net	1,787	1,158
Other assets	390	314
TOTAL ASSETS (variable interest entities - $2,192 in 2024 and $1,459 in 2023)	$11,442	$8,685
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$1,125	$952
Advanced deposits	226	179
Debt, net	4,601	3,049
Non-recourse debt, net	2,318	1,466
Operating lease liabilities	100	78
Deferred revenues	252	215
Deferred income tax liabilities	925	631
Total liabilities (variable interest entities - $2,318 in 2024 and $1,472 in 2023)	9,547	6,570
Commitments and contingencies - see Note 23
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 96,720,179 shares issued and outstanding as of December 31, 2024, and 105,961,160 shares issued and outstanding as of December 31, 2023	1	1
Additional paid-in capital	1,399	1,504
Accumulated retained earnings	352	593
Accumulated other comprehensive income	—	17
Total stockholders' equity	1,752	2,115
Noncontrolling interest	143	—
Total equity	1,895	2,115
TOTAL LIABILITIES AND EQUITY	$11,442	$8,685
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues
Sales of VOIs, net	$1,909	$1,416	$1,491
Sales, marketing, brand and other fees	637	634	620
Financing	464	307	267
Resort and club management	722	569	534
Rental and ancillary services	733	666	626
Cost reimbursements	516	386	297
Total revenues	4,981	3,978	3,835
Expenses
Cost of VOI sales	239	194	274
Sales and marketing	1,768	1,281	1,146
Financing	188	99	103
Resort and club management	211	177	161
Rental and ancillary services	724	612	579
General and administrative	199	194	212
Acquisition and integration-related expense	237	68	67
Depreciation and amortization	268	213	244
License fee expense	171	138	124
Impairment expense	2	3	17
Cost reimbursements	516	386	297
Total operating expenses	4,523	3,365	3,224
Interest expense	(329)	(178)	(142)
Equity in earnings from unconsolidated affiliates	18	12	13
Other (loss) gain, net	(11)	2	(1)
Income before income taxes	136	449	481
Income tax expense	(76)	(136)	(129)
Net income	60	313	352
Net income attributable to noncontrolling interest	13	—	—
Net income attributable to stockholders	$47	$313	$352
Earnings per share attributable to stockholders:
Basic	$0.46	$2.84	$2.98
Diluted	$0.45	$2.80	$2.93
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$60	$313	$352
Derivative instrument adjustments, net of tax	(4)	(16)	46
Foreign currency translation adjustments, net of tax	(13)	(6)	(7)
Other comprehensive (loss) income, net of tax	(17)	(22)	39
Comprehensive income attributable to noncontrolling interest	13	—	—
Comprehensive income attributable to stockholders	$30	$291	$391
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income	$60	$313	$352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268	213	244
Amortization of deferred financing costs, acquisition premiums and other	83	33	52
Provision for financing receivables losses	377	171	142
Impairment expense	2	3	17
Other loss (gain), net	11	(2)	3
Share-based compensation	47	40	46
Deferred income tax benefit	(29)	(23)	(38)
Equity in earnings from unconsolidated affiliates	(18)	(12)	(13)
Return on investment in unconsolidated affiliates	16	16	—
Net changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	224	10	(177)
Timeshare financing receivables, net	(563)	(315)	(224)
Inventory	(78)	(64)	100
Purchases and development of real estate for future conversion to inventory	(127)	(39)	(8)
Other assets	(8)	(8)	(34)
Accounts payable, accrued expenses and other	21	(86)	294
Advanced deposits	6	29	37
Deferred revenues	17	33	(46)
Net cash provided by operating activities	309	312	747
Investing Activities
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(1,444)	(74)	—
Capital expenditures for property and equipment (excluding inventory)	(42)	(31)	(58)
Software capitalization costs	(84)	(44)	(39)
Other	(1)	(9)	—
Net cash used in investing activities	(1,571)	(158)	(97)
Financing Activities
Proceeds from debt	2,758	758	40
Proceeds from non-recourse debt	1,849	868	769
Repayment of debt	(1,353)	(373)	(313)
Repayment of non-recourse debt	(1,590)	(694)	(990)
Payment of debt issuance costs	(62)	(7)	(13)
Repurchase and retirement of common stock	(432)	(368)	(272)
Payment of withholding taxes on vesting of restricted stock units	(21)	(14)	(8)
Proceeds from employee stock plan purchases	12	8	5
Proceeds from stock option exercises	7	9	2
Distributions to noncontrolling interest holder	(10)	—	—
Other	(2)	(4)	(2)
Net cash provided by (used in) financing activities	1,156	183	(782)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(13)	(7)	(8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(119)	330	(140)
Cash, cash equivalents and restricted cash, beginning of period	885	555	695
Cash, cash equivalents and restricted cash, end of period	766	885	555
Less: Restricted cash	438	296	332
Cash and cash equivalents	$328	$589	$223
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2021	120	$1	$1,630	$357	$—	$—	$1,988
Net income	—	—	—	352	—	—	352
Activity related to share-based compensation	—	—	40	—	—	—	40
Employee stock plan issuance	—	—	4	—	—	—	4
Foreign currency translation adjustments, net of tax	—	—	—	—	(7)	—	(7)
Derivative instrument adjustments, net of tax	—	—	—	—	46	—	46
Repurchase and retirement of common stock	(7)	—	(92)	(180)	—	—	(272)
Balance as of December 31, 2022	113	$1	$1,582	$529	$39	$—	$2,151
Net income	—	—	—	313	—	—	313
Activity related to share-based compensation	1	—	35	—	—	—	35
Employee stock plan issuance	—	—	8	—	—	—	8
Foreign currency translation adjustments, net of tax	—	—	—	—	(6)	—	(6)
Derivative instrument adjustments, net of tax	—	—	—	—	(16)	—	(16)
Repurchase and retirement of common stock	(8)	—	(121)	(249)	—	—	(370)
Balance as of December 31, 2023	106	$1	$1,504	$593	$17	$—	$2,115
Net income	—	—	—	47	—	13	60
Acquisition of noncontrolling interest	—	—	—	—	—	140	140
Distributions to noncontrolling interest holder	—	—	—	—	—	(10)	(10)
Activity related to share-based compensation	1	—	32	—	—	—	32
Employee stock plan issuance	—	—	12	—	—	—	12
Foreign currency translation adjustments, net of tax	—	—	—	—	(13)	—	(13)
Derivative instrument adjustments, net of tax	—	—	—	—	(4)	—	(4)
Repurchase and retirement of common stock	(10)	—	(149)	(288)	—	—	(437)
Balance as of December 31, 2024	97	$1	$1,399	$352	$—	$143	$1,895
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
As of December 31, 2024, we had over 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, South Carolina, California, Arizona, Virginia, and Nevada.
Bluegreen Acquisition
On January 17, 2024 (“Bluegreen Acquisition Date”), we completed the acquisition of Bluegreen Vacations Holding Corporation (“Bluegreen”) (the “Bluegreen Acquisition”) in an all-cash transaction, for total consideration of approximately $1.6 billion, inclusive of net debt assumed. The Bluegreen Acquisition is expected to broaden HGV’s offerings, customer reach and sales locations, creating a premier vacation ownership and experiences company. This Annual Report on Form 10-K includes Bluegreen’s results of operations beginning on January 17, 2024. See Note 3: Acquisitions for additional information.
Basis of Presentation
The consolidated financial statements presented herein include all of our assets, liabilities, revenues, expenses and cash flows as well as all entities in which we have a controlling financial interest. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other interests. If the entity is considered to be a variable interest entity (“VIE”), we determine whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50% of the voting shares of a company or otherwise have a controlling financial interest, including Bluegreen/Big Cedar Vacations LLC, a joint venture in which HGV is deemed to hold a controlling financial interest based on its 51% equity interest (“Big Cedar”), its active role as the day-to-day manager of its activities, and majority voting control of its management committee. HGV acquired its equity interest in Big Cedar as part of the Bluegreen Acquisition. All material intercompany transactions and balances have been eliminated in consolidation. Our accompanying consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation.
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606. Revenue is recognized upon the transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. To achieve the core principle of the guidance, we take the following steps: (i) identify the contract with the customer; (ii) determine whether the promised goods or services are separate performance obligations in the contract; (iii) determine the transaction price, including considering the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract based on the standalone selling price or estimated standalone selling price of the good or service; and (v) recognize revenue when (or as) we satisfy each performance obligation.

Contracts with Multiple Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. For arrangements that contain multiple goods or services, we determine whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement, and allocate the transaction price based on the relative standalone sales price of the performance obligations. We then recognize the revenue allocated to each performance obligation as the related performance obligation is satisfied as discussed below.
•Sales of VOIs, net — Customers who purchase our vacation ownership products, whether paid in cash or financed, enter into multiple contracts, which we combine and account for as a single contract. Revenue from VOI sales is recognized at the point in time when control of the VOI is transferred to the customer which is when the customer has executed a binding sales contract, collectability is reasonably assured, the purchaser’s period to cancel for a refund has expired and the customer has the right to use the VOI. Revenue from sales of VOIs under construction is deferred until the point in time when construction activities are deemed to be completed, occupancy of the development is permissible, and the above criteria has been met. For financed sales, we estimate the variable consideration to be received under such contracts and recognize revenue net of amounts deemed uncollectible, as the VOI is returned to inventory upon customer default. The variable consideration is estimated based on the expected value method, which is based on historical default rates, to the extent that it is probable that a significant reversal is not expected to occur. Variable consideration which has not been included within the transaction price is presented as a reserve on the financing receivable. See Note 7: Timeshare Financing Receivables for additional information regarding our estimate of variable consideration.
Vacation ownership product sales include revenue from the sale of VOIs, which in the case of the trust products, are represented by an annual or biennial allotment of points that can be utilized for vacations at resorts in our network for varying lengths of stay. Typical contracts include the sale of VOIs, certain sales incentives primarily in the form of additional points for use over a specified period of time (“Bonus Points”), and generally membership of HGV Max, Hilton Grand Vacations Club, Hilton Club, Diamond clubs or Bluegreen Vacation Club (collectively the “Clubs”), each of which represent a separate and distinct performance obligation for which consideration is allocated based on the estimated stand-alone selling price of the sales incentives and membership dues. We recognize revenue related to our VOIs when control of the points passes to the customer, which generally occurs after the expiration of the applicable statutory rescission period and after collectability is reasonably assured and the customer has the right to use the VOI.
Bonus Points are valid for a specified period of time (generally for a period between 18 and 30 months) and may be used for stays at properties within our resort network, or converted to use for hotel reservations within Hilton’s system and VOI interval exchanges with other third-party vacation ownership exchanges. At the time of the VOI sale, we estimate the fair value of sales incentives to be redeemed, including an adjustment for estimated breakage, to determine the standalone selling price of these incentives. We defer a portion of the total transaction price for the combined VOI contract as a liability for the incentives and recognize the corresponding revenue at the point in time when the customer receives the benefits of the incentives, which is upon the customer’s redemption of the Bonus Points. At that time, we also determine whether we are principal or agent for the redeemed good or service and recognize revenue on a gross or net basis accordingly.
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
Additionally, we enter into contracts to sell prepaid vacation packages. Our obligation in such contracts is satisfied when customers stay at our properties; therefore, we recognize revenue inclusive of an estimate for expected breakage for these packages when they are redeemed.
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
The Club activation fee relates to a one-time fee paid by the customer at the time a customer joins one of our Clubs. Since our customers are granted the opportunity to renew their membership on an annual basis for no additional activation fee, we defer and amortize the activation fee on a straight-line basis using a seven-year average club membership.
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
As part of our resort operations, we contract with Homeowner’s Associations (“HOAs”) to provide day-to-day-management services, including housekeeping services, operation of a reservation system, maintenance, and certain accounting and administrative services. We receive compensation for such management services, which is generally based on a percentage of costs to operate the resorts, on a monthly basis. These fees represent a form of variable consideration and are recognized over time as the HOAs receive and consume the benefits of the management services. Management fees earned related to the portion of unsold VOIs at each resort which we own are recognized on a net basis given we retain these VOIs in our inventory.
•Rental and ancillary services — Our rental and ancillary services consist primarily of rental revenues on unoccupied vacation ownership units and inventory made available due to ownership exchanges through our club program and ancillary revenues. Rental revenue is recognized when occupancy has occurred. Advance deposits on the rental unit and the corresponding revenue are deferred and recognized upon the customer’s vacation stay. Ancillary revenues consist of food and beverage, retail, spa offerings and other items. We recognize ancillary revenue when goods have been provided and/or services have been rendered.
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
We capitalize all incremental costs incurred to obtain a contract when such costs would not have been incurred if the contract had not been obtained. We elect to expense costs incurred to obtain a contract when the deferral period would be one year or less. These contract costs are recognized at the point in time that the revenue related to the incentive is recognized. Commissions for VOI sales for resorts under construction are expensed when the associated VOI revenue is recognized which is upon completion of the resort. These commissions are classified as Sales and marketing expense in our consolidated statements of income.
As of December 31, 2024 and 2023, the ending asset balances for costs to obtain a contract were $19 million and $11 million, respectively, relating to deferred commission costs for certain vacation package sales and VOI sales of resorts under construction. For the year ended December 31, 2024, we recognized $11 million of expense related to costs deferred as of December 31, 2023. For the year ended December 31, 2023, we recognized $7 million of expense related to costs deferred as of December 31, 2022. For the year ended December 31, 2022, we recognized $9 million of expense related to costs deferred as of December 31, 2021.
Other than the United States, there were no countries that individually represented more than 10% of total revenues for the years ended December 31, 2024, 2023 and 2022.

For the years ended December 31, 2024, 2023 and 2022, we did not earn more than 10% of our total revenue from one customer.
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
See Note 4: Revenue from Contracts with Customers for additional information.
Business Combinations
We account for our business combinations in accordance with the acquisition method of accounting. We allocate the purchase price of an acquisition to the tangible and intangible assets acquired, liabilities assumed and noncontrolling interest based on their estimated fair values at the acquisition date. For each acquisition, we recognize goodwill as the amount in which consideration transferred for the acquired entity exceeds the fair values of net assets plus noncontrolling interest. The fair value of net assets is the fair value assigned to the assets acquired reduced by the fair value assigned to liabilities assumed. In determining the fair values of assets acquired, liabilities assumed and noncontrolling interest, we use various recognized valuation methods including discounted cash flow models, and the income, cost and market approaches. We utilize independent valuation specialists under our supervision for certain of our assignments of fair value. We record the net assets, noncontrolling interest and results of operations of an acquired entity in our consolidated financial statements from the acquisition date through period-end. We expense acquisition-related expenses as incurred and include such expenses within Acquisition and integration-related expense on our consolidated statements of income. See Note 3: Acquisitions for additional information.
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
We acquired PCD assets as part of the Diamond Acquisition, the Grand Islander Acquisition and the Bluegreen Acquisition which are referred to as “Legacy-Diamond”, “Legacy-Grand Islander”, and “Legacy-Bluegreen”, respectively. See Note 3: Acquisitions and Note 7: Timeshare Financing Receivables for additional information.
Investments in Unconsolidated Affiliates
We account for investments in unconsolidated affiliates under the equity method of accounting when we exercise significant influence, but do not maintain a controlling financial interest over the affiliates. We evaluate our investments in affiliates for impairment when there are indicators that the fair value of our investment may be less than our carrying value. See Note 11: Investments in Unconsolidated Affiliates for additional information.

Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.
Restricted Cash
Restricted cash includes deposits received on VOI sales that are held in escrow until legal requirements of the local jurisdictions are met with regards to project construction or contract status and cash reserves required by our non-recourse debt agreements. Restricted cash also includes certain amounts collected on behalf of HOAs. See Note 5: Restricted Cash for additional information.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily consists of trade receivables and is reported as the customers’ outstanding balances, less any allowance for credit losses. The expected credit losses are measured using an expected-loss model that reflects the risk of loss and considers the losses expected over the outstanding period of the receivable. See Note 6: Accounts Receivable for additional information.
Cloud Computing Arrangements
We capitalize certain costs associated with cloud computing arrangements (“CCAs”). These costs are included in Other assets in our consolidated balance sheets and are expensed in the same line as the hosting arrangement in our consolidated statements of income using the straight-line method over the assets’ estimated useful lives, which is generally three to five years. We review the CCAs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the fair value in our consolidated statements of income.
Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks primarily associated with fluctuations in interest rates and do not use derivatives for trading or speculative purposes. We record the derivative instrument at fair value either as an asset or liability. We assess the effectiveness of our hedging instruments quarterly and record changes in fair value in Accumulated other comprehensive income for the effective portion of the hedge and record the ineffectiveness of a hedge immediately in earnings in our consolidated statement of income. We release the derivative’s gain or loss from accumulated other comprehensive income to match the timing of the underlying hedged item's effect on earnings. See Note 15: Debt and Non-recourse Debt for additional information.
Timeshare Financing Receivables and Allowance for Financing Receivables Losses
Our timeshare financing receivables consist of loans that are secured by the underlying timeshare properties. We have two timeshare financing receivables portfolios: (i) originated and (ii) acquired. Our originated portfolio represents timeshare financing receivables that originated by Legacy-Diamond, Legacy-Grand Islander, and Legacy-Bluegreen subsequent to each respective acquisition date and all HGV timeshare financing receivables. Our acquired portfolio includes all timeshare financing receivables acquired from Legacy-Diamond, Legacy-Grand Islander and Legacy-Bluegreen that existed as of the respective acquisition dates. We evaluate each portfolio collectively, since each holds a large group of homogeneous timeshare financing receivables, which are individually immaterial. We monitor the collectability of our receivables on an ongoing basis. There are no significant concentrations of collection risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for estimating expected defaults and determining our allowance for financing receivable losses on our timeshare financing receivables. The static pool analysis includes several years of default data through which we stratify our portfolio using certain key dimensions such as FICO scores and equity percentage at the time of sale. The adequacy of the related allowance is determined by management through analysis of several factors, such as current and forward-looking economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. Specifically as it relates to the acquired Legacy-Bluegreen portfolio, we estimated default rates with adjustments to historical data to capture our estimates of where historical data may not be representative of future estimated defaults. For our originated portfolio, we record an estimate of variable consideration as a reduction of revenue from financed VOI sales at the time revenue is recognized; for our acquired portfolio, any changes to the estimates of our allowance are recorded within Financing expense on our consolidated statements of income in the period in which the change occurs. In addition, for our acquired portfolio we also develop an inventory recovery assumption to reflect the recovery value of VOIs from future potential defaults. Our estimate of inventory recovery is principally based upon the fair value of underlying VOIs and assumed default rates and is reflected as a reduction to the estimated gross allowance. Once a timeshare financing receivable within the acquired portfolio is charged-off, the loan's corresponding inventory recovery amount is reclassified from the allowance into inventory. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

We determine our timeshare financing receivables to be past due based on the contractual terms of the individual mortgage loans. We recognize interest income on our timeshare financing receivables as earned. The interest rate charged on the notes correlates to the risk profile of the borrower at the time of purchase and the percentage of the purchase that is financed, among other factors. We apply payments we receive for loans, including those in non-accrual status, to amounts due in the following order: servicing fees; interest; principal; and late charges. Once a loan is 91 days past due, we cease accruing interest and reverse the accrued interest recognized up to that point. We resume interest accrual for loans for which we had previously ceased accruing interest once the loan is less than 91 days past due. We fully reserve for a timeshare financing receivable in the month following the date that the loan is 121 days past due and, subsequently, we write off the uncollectible note against the reserve once the foreclosure process, which is governed by product type and law, is complete. See Note 7: Timeshare Financing Receivables for additional information.
Inventory and Cost of Sales
Inventory includes unsold, completed VOIs and VOIs under construction. We carry our completed VOI inventory at the lower of cost or estimated fair value, less costs to sell, which can result in impairment losses and/or recoveries of previous impairments. Projects under development are under a held and use impairment model and are reviewed for indicators of impairment quarterly.
We capitalize costs directly associated with the acquisition, development and construction of a real estate project when it is probable that the project will move forward. We capitalize salary and related costs only to the extent they directly relate to the project. We capitalize interest expense, taxes and insurance costs when activities that are necessary to get the property ready for its intended use are underway. We cease capitalization of costs during prolonged gaps in development when substantially all activities are suspended or when projects are considered substantially complete. For the years ended December 31, 2024, 2023 and 2022, we had capitalized interest of $10 million, $3 million and $2 million, respectively.
We account for our VOI inventory and cost of VOI sales using the relative sales value method. Also, we do not reduce inventory for the cost of VOI sales related to anticipated defaults, and accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable. This results in changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as cost of sales true-ups, and are included in Cost of VOI sales in our consolidated statements of income to retrospectively adjust the margin previously recognized subject to those estimates. Significant assumptions include future VOI sales prices, timing and volume of VOI sales, and provisions for financing receivables losses on financed sales of VOIs. Other assumptions include sales incentives, projected future cost and volume of recoveries. See Note 8: Inventory for additional information.
Property and Equipment
Property and equipment are recorded at cost and include land, buildings and leasehold improvement and furniture and equipment at our corporate offices, sales centers and management offices. Additionally, certain property and equipment is held for future conversion into inventory. Construction in progress primarily relates to development activities. Costs that are capitalized related to development activities are classified as property and equipment until they are registered for sale. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. Other than the United States, there were no countries that individually represented over 10% of total property and equipment, net as of December 31, 2024 and 2023.
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
We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset’s carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset, we calculate the asset’s fair value. The impairment loss recognized is equal to the amount that the net book value is in excess of fair value. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset using discount and capitalization rates deemed reasonable for the type of asset, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers. See Note 9: Property and Equipment for additional information.

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
We monitor events or changes in circumstances that change the timing or amount of future lease payments which results in the remeasurement of a lease liability, with a corresponding adjustment to the ROU asset. ROU assets for operating and finance leases are periodically reviewed for impairment losses under ASC 360-10, Property, Plant, and Equipment, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. See Note 17: Leases for additional information.
Goodwill
Goodwill acquired in business combinations is assigned to the reporting units expected to benefit from the combination as of the acquisition date. We do not amortize goodwill. We evaluate goodwill for potential impairment at least annually, on October 1, or more frequently if an event or other circumstance indicates that it is more-likely-than-not that we may not be able to recover the carrying amount (book value) of the net assets of the related reporting unit. The review is based on either a qualitative assessment or a two-step impairment test. When evaluating goodwill for impairment, we may perform the optional qualitative assessment by considering factors including macroeconomic conditions, industry and market conditions, overall financial performance of our reporting units, and other relevant entity-specific events. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We only recognize an impairment on goodwill if the estimated fair value of a reporting unit is less than its carrying value, in an amount not to exceed the carrying value of the reporting unit's goodwill. No goodwill impairment charges were recognized during the years ended December 31, 2024, 2023 and 2022, and there is no accumulated impairment of goodwill for any period presented in the consolidated financial statements. The changes in goodwill for the periods presented in the consolidated financial statements were limited to increases in goodwill resulting from the Grand Islander and Bluegreen Acquisitions and increases or decreases resulting from any related measurement period adjustments. See Note 3: Acquisitions for additional information.
Intangible Assets
Our intangible assets consist of trade name, management contracts, club member relationships, marketing agreements, and other contract-related intangible assets. As part of the Bluegreen Acquisition, we acquired certain intangible assets that were recorded at their fair value. See Note 3: Acquisitions for additional information. Additionally, we capitalize costs incurred to develop internal-use computer software, including costs incurred in connection with development of upgrades or enhancements that result in additional functionality. These capitalized costs are included in Intangible assets, net in our consolidated balance sheets. Intangible assets with finite useful lives are amortized using the straight-line method over their respective useful lives, which varies for each type of intangible, unless another amortization method is deemed to be more appropriate. In our consolidated statements of income, the amortization of these intangible assets is included in Depreciation and amortization expense.
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

We review all finite life intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of the carrying value over the fair value in our consolidated statements of income. As of December 31, 2024 and 2023, other than goodwill, we do not have any indefinite lived intangible assets. See Note 12: Intangible Assets for additional information.
Deferred Financing Costs
Deferred financing costs, including legal fees and upfront lenders fees, related to the Company’s debt and non-recourse debt are deferred and amortized over the life of the respective debt using the effective interest method. The capitalized costs related to the Timeshare Facility and the Revolver are included in Other assets while the remaining capitalized costs related to all other debt instruments are included in Debt, net and Non-recourse debt, net in our consolidated balance sheets. The amortization of deferred financing costs is included in Interest expense in our consolidated statements of income. See Note 15: Debt & Non-recourse debt for additional information.
Costs Incurred to Sell VOIs and Vacation Packages
We expense indirect sales and marketing costs we incur to sell VOIs and vacation packages when incurred. Deferred selling expenses, which are direct selling costs related to a contract for which revenue has not yet been recognized, were $24 million and $18 million as of December 31, 2024 and 2023, respectively, and were included in Other assets on our consolidated balance sheets.
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
The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. See Note 15: Debt and non-recourse debt and Note 16: Fair Value Measurements for additional information.
Currency Translation and Remeasurement
The United States dollar (“USD”) is our reporting currency and is the functional currency of the majority of our operations. For operations whose functional currency is not the USD, assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date, and the related gains and losses are reflected within Accumulated other comprehensive income in our consolidated balance sheets. Related income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to transactions denominated in a currency other than an entity’s functional currency or transactions related to intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized as gains or losses on foreign currency transactions. These gains or losses are included in Other (loss) gain, net in our consolidated statements of income.
Share-Based Compensation
Certain of our employees participated in our 2023 Omnibus Incentive Plan which compensates eligible employees and directors. The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Compensation expense is based on the share-based awards granted to our employees and recognized ratably over the requisite service period and the corresponding change is recognized in Additional paid-in capital in our consolidated balance sheets. The requisite service period is the period during which an employee is required to provide service in exchange for an award. We recognize forfeitures of awards as they occur. See Note 19: Share-based Compensation for additional information.
Income Taxes
We account for income taxes using the asset and liability method. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize the deferred tax assets and liabilities that relate to tax consequences in future years. Deferred tax assets and liabilities result from differences between the respective tax basis of assets and liabilities and their financial reporting amounts, and tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the respective temporary differences or operating loss or tax credit carryforwards are expected to be recovered or settled. The realization of deferred tax assets is contingent upon the generation of future taxable income and other restrictions that may exist under the tax laws of the jurisdiction in which a deferred tax asset exists. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.
We use a prescribed recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. For all income tax positions, we first determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If it is determined that a position meets the more-likely-than-not recognition threshold, the benefit recognized in the financial statements is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense in the accompanying consolidated statement of income. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
We made an accounting policy election related to accounting for the tax effects of Global Intangible Low-Taxed Income (“GILTI”) that was implemented as part of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). With regard to GILTI, we have elected to recognize any current tax as an expense in the period it is incurred. See Note 18: Income Taxes for additional information.
Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing the earnings attributable to stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. When there is a year-to-date loss, potential common shares should not be included in the computation of diluted EPS; hence, diluted EPS would equal basic EPS in a period of loss. See Note 20: Earnings Per Share for additional information.
Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary and bonus deferrals by participating employees. We recognized compensation expense for our participating employees totaling $34 million, $23 million and $19 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Noncontrolling Interest
Noncontrolling interest reflects a third party’s ownership interest in Big Cedar that is consolidated in our consolidated financial statements but is less than 100% owned by HGV. The noncontrolling interest is recognized as equity in our consolidated balance sheet and presented separately from the equity attributable to stockholders.
    The amounts of consolidated net income and comprehensive income attributable to stockholders and noncontrolling interest are separately presented in the consolidated statements of income and comprehensive income.
Recently Issued Accounting Pronouncements
Adopted Accounting Standards
For the year ended December 31, 2024, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 provides amendments to improve reportable segment disclosure requirements both on an interim and annual basis, primarily through enhanced disclosures about significant segment expenses and is applied retrospectively for all periods presented. The impact of adoption of ASU 2023-07 was in disclosure only and did not have an impact on our consolidated balance sheets and statements of income. See Note 22: Business Segments for additional information.
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 states that an entity must provide greater disaggregation of its effective tax rate reconciliation disclosure. The ASU also states that an entity must separately disclose net cash taxes paid between federal, state, and foreign jurisdictions. The guidance is effective for fiscal years beginning after December 15, 2024. The guidance is to be applied prospectively, although retrospective application is permitted. The adoption of ASU 2023-09 is expected to impact disclosures only and not have a material impact on our consolidated balance sheet and statement of income.
In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 provides amendments to improve disclosure requirements of specified information about certain costs and expenses, both on an interim and annual basis. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance should be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented. The impact of adoption of ASU 2024-03 is expected to impact disclosures only and not have a material impact on our consolidated balance sheet and statement of income.
NOTE 3: ACQUISITIONS
Bluegreen Acquisition
On January 17, 2024, we completed the Bluegreen Acquisition in an all-cash transaction, with total consideration of approximately $1.6 billion. The Bluegreen Acquisition is expected to broaden HGV’s offerings, customer reach and sales locations. Costs related to the Bluegreen Acquisition were $191 million and $17 million, for the years ended December 31, 2024 and 2023. These costs were expensed as incurred and included within Acquisition and integration-related expense in our consolidated statements of income.
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
(1)Reflects the balance of Bluegreen's debt repaid by HGV.
(2)Reflects transaction-related expenses incurred by Bluegreen but paid by HGV.

Fair Values of Assets Acquired, Liabilities Assumed and Noncontrolling Interest
We accounted for the Bluegreen Acquisition as a business combination, which requires us to record the assets acquired, liabilities assumed and noncontrolling interest at fair value as of the Bluegreen Acquisition Date. The values attributed to Timeshare financing receivables, Inventory, Intangible assets, Property and equipment and Noncontrolling interest are based on valuations prepared using Level 3 inputs and assumptions in accordance with ASC Topic 820, “Fair Value Measurement” (“ASC 820”). The values attributed to Debt, Non-recourse debt, Operating lease right-of-use assets and Operating lease liabilities are based on Level 2 inputs in accordance with ASC 820. The following table presents the fair values of the assets acquired, liabilities assumed, and noncontrolling interest, as finalized:

($ in millions)	January 17, 2024 (as reported at March 31, 2024)	Adjustments(1)	January 17, 2024 (as finalized at December 31, 2024)
Assets acquired
Cash and cash equivalents	$58	$13	$71
Restricted cash	44	—	44
Accounts receivable	32	—	32
Timeshare financing receivables, net	925	(54)	871
Inventory	365	(2)	363
Property and equipment	177	19	196
Investment in unconsolidated affiliates	1	4	5
Operating lease right-of-use assets	18	1	19
Intangible assets	812	(57)	755
Other assets	83	2	85
Total assets acquired	$2,515	$(74)	$2,441
Liabilities assumed
Accounts payable, accrued expenses and other	$129	$13	$142
Advanced deposits	2	38	40
Debt	162	1	163
Non-recourse debt	606	—	606
Operating lease liabilities	20	—	20
Deferred revenue	57	(38)	19
Deferred income tax liabilities	348	(28)	320
Total liabilities assumed	1,324	(14)	1,310
Net assets acquired	$1,191	$(60)	$1,131

Total consideration transferred	$1,556	$—	$1,556
Less: Net assets acquired	(1,191)	60	(1,131)
Plus: Noncontrolling interest	158	(18)	140
Goodwill(2)	$523	$42	$565
(1)There were measurement period adjustments not impacting goodwill for the year ended December 31, 2024, primarily due to management's review of historical accounting records and alignment of policies. These adjustments primarily consisted of $13 million from Cash and cash equivalents to Accounts payable, accrued expenses and other and $38 million from Deferred revenue to Advanced deposits.
(2)Goodwill is calculated as total consideration transferred less net assets acquired plus noncontrolling interest and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined Company post-acquisition.
Timeshare Financing Receivables
We acquired timeshare financing receivables, net which consist of loans to customers who purchased vacation ownership products and chose to finance their purchases. These timeshare financing receivables, net are collateralized by the underlying VOIs and generally have 10-year amortizing repayment terms. We measured the fair value of the timeshare financing receivables using a discounted cash flow model, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivables. The significant assumption used in determining the fair value of timeshare financing receivables was the default rate. We have determined that the entire acquired timeshare financing receivables portfolio was considered PCD assets as it shows evidence of more-than-insignificant deterioration in credit quality since origination. See Note 7: Timeshare Financing Receivables for additional information.
Acquired timeshare financing receivables with credit deterioration as of the Bluegreen Acquisition Date were as follows:

($ in millions)	As of January 17, 2024
Purchase price	$871
Allowance for credit losses	163
Premium attributable to other factors	(76)
Par value	$958
Inventory
We acquired inventory which primarily consists of completed unsold VOIs. We measured the fair value of acquired inventory using a discounted cash flows method, which included an estimate of cash flows expected to be generated from the sale of VOIs. The significant assumptions used to determine the fair value of acquired inventory were projected revenues to be derived from such VOIs. Other assumptions impacting the fair value of the acquired inventory include our estimates of operating costs and margins, and the discount rate.
Property and Equipment
We acquired property and equipment, which includes land, buildings and improvements, leasehold improvements, computer hardware and software, furniture, fixtures, and office equipment, machinery and equipment, vehicles, construction in progress, and other assets. We determined the fair value of the property and equipment using a mix of cost and market approaches. In determining the fair value using the cost approach, we estimated the reproduction cost by applying inflation trending indices to the historical capitalized costs within the fixed asset details. We also relied on the market approach to determine the fair value of certain assets. In applying the market approach to value, we relied on the percent of cost method. In addition, certain property and equipment assets were held at their carrying value.
Operating Lease Right-of-Use-Assets and Lease Liabilities
We have recorded a liability for those operating leases assumed in connection with the Bluegreen Acquisition with a remaining term in excess of one year. We measured the lease liabilities assumed at the present value of the remaining contractual lease payments, based on the guidance in ASC Topic 842: Leases, discounted at an incremental borrowing rate applicable to HGV determined as of the Bluegreen Acquisition Date. The right-of-use assets for such leases were measured at an amount equal to the lease liabilities, adjusted for the favorable or unfavorable leasehold position considering the contractual terms of the lease when compared with market terms. A small number of operating lease right of use assets and lease liabilities were measured at carrying value. Additionally, any equipment lease was held at carrying value.
Intangible Assets
The following table presents our fair values of the acquired Bluegreen's identified intangible assets and their related remaining useful lives as of the Bluegreen Acquisition Date:

	Weighted Average Estimated Useful Life (in years)	Estimated Fair Value ($ in millions)
Trade name	7	$30
Management contracts	19	479
Club member relationships	11	35
Capitalized software	3	7
Marketing agreements	17	154
Other contract-related intangible assets	10	50
Total intangible assets acquired		$755
We measured the fair value of Bluegreen’s trade name using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We measured the fair value of management contracts and club member relationships using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. Our significant assumptions used in determining the fair value of the management contracts included anticipated revenue growth rates and the discount rate. The marketing agreements were valued using the with‑and‑without method of the income approach. Under this method, the value of an asset is a function of the differential of projected cash flows with the asset in place and the projected cash flows without the asset in place, discounted to present value.
Debt
As part of the acquisition and consideration transferred, we paid off $265 million of Bluegreen’s existing corporate debt and accrued interest. We valued the remaining assumed debt using a discounted cash flow model under the income approach. The significant assumptions include prepayment rates and market interest rates.
Non-Recourse Debt
We valued the securitized debt and warehouse loan facilities using a discounted cash flow model under the income approach. The significant assumptions include default rates of the timeshare financing receivables which collateralize the non-recourse debt, prepayment rates and market bond interest rates.
Deferred Revenue
Deferred revenue primarily relates to deferred sales incentives revenues, including Bonus Points, which are deferred and recognized upon redemption; and Club membership fees, which are deferred and recognized over the terms of the applicable contract term or membership on a straight-line basis. We measured the fair value of the deferred revenue at the carrying value of such liabilities as of the Bluegreen Acquisition Date.
Deferred Income Taxes
Deferred income taxes primarily relate to the fair value of assets and liabilities acquired from Bluegreen, including timeshare financing receivables, inventory, property and equipment, intangible assets, and debt. We valued deferred income taxes based on the blended U.S. federal and state statutory tax rate which approximates to 25%.
Noncontrolling Interest
The acquired noncontrolling interest relates to Big Cedar, a joint venture in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and our majority voting control of its management committee. We measured the fair value of the noncontrolling interest using a discounted cash flow model.
Goodwill
We have recorded goodwill of $565 million in connection with the Bluegreen Acquisition. We have allocated the acquired goodwill to our segments, Real Estate Sales and Financing and Resort Operations and Club Management, as indicated in the table below. The majority of goodwill is not expected to be deductible for tax purposes.

	Resort Operations and Club Management Segment	Real Estate Sales and Financing Segment	Total Consolidated
Goodwill	$142	$423	$565
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of HGV and Bluegreen as if we had completed the Bluegreen Acquisition on January 1, 2023, the first day of our 2023 fiscal year, but using the fair values of assets and liabilities as of the Bluegreen Acquisition Date. These unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Bluegreen Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Year Ended December 31,
($ in millions)	2024	2023
Revenue	$5,028	$5,013
Net income	66	224

Bluegreen Results of Operations
The following table presents the results of Bluegreen operations included in our consolidated statement of income for the period from the Bluegreen Acquisition Date through December 31, 2024:

($ in millions)	January 17, 2024 to December 31, 2024
Revenue	$985
Net income	6
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
The fair values of the assets acquired included $8 million of cash and cash equivalents, $28 million of restricted cash, $5 million of accounts receivable, $199 million of securitized timeshare financing receivables, net, $53 million of unsecuritized timeshare financing receivables, net, $15 million of inventory, and $2 million of other assets. Of the securitized timeshare financing receivables acquired, $128 million was used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Grand Islander Timeshare Facility”). The fair values of the liabilities assumed consisted of $193 million of non-recourse debt and $4 million of other liabilities.
The fair values of the assets acquired, and liabilities assumed and the related acquisition accounting were based on management’s estimates and assumptions, as well as other information compiled by management. We determined the fair value of the timeshare financing receivables and inventory using a discounted cash flow model, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivable and the sell-out period of the inventory, respectively. For non-recourse debt we determined the fair value using recent trades of the debt, using adjustments to recent trades of similar debt or the settlement amounts for debt that was repaid in close proximity to the Grand Islander Acquisition Date.
The timeshare financing receivables acquired are considered PCD assets. The following table presents the acquired assets with credit deterioration as of the Grand Islander Acquisition Date:

($ in millions)	As of December 1, 2023
Purchase price	$252
Allowance for credit losses	24
Premium attributable to other factors	(2)
Par value	$274
Goodwill of $4 million was calculated as total consideration transferred less net assets acquired. The adjustments recorded during the measurement period resulted from changes to our estimates of the fair value of the acquired assets and assumed liabilities based on updates to assumptions in valuations of acquired timeshare financing receivables and inventory. These resulted in an increase to goodwill for the period of $2 million. We have allocated the acquired goodwill of $4 million to our Real Estate Sales and Financing segment. The majority of goodwill is expected to be deductible for tax purposes.

NOTE 4: REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables show our disaggregated revenues by product and segment from contracts with customers. We operate our business in the following two segments: (i) Real estate sales and financing and (ii) Resort operations and club management. See Note 22: Business Segments for more information related to our segments.

($ in millions)	Year Ended December 31,
Real Estate Sales and Financing Segment	2024	2023	2022
Sales of VOIs, net	$1,909	$1,416	$1,491
Sales, marketing, brand and other fees	637	634	620
Interest income	425	273	235
Other financing revenue	39	34	32
Real estate sales and financing segment revenues	$3,010	$2,357	$2,378

($ in millions)	Year Ended December 31,
Resort Operations and Club Management Segment	2024	2023	2022
Club management	$303	$240	$227
Resort management	419	329	307
Rental(1)	682	623	586
Ancillary services	51	43	40
Resort operations and club management segment revenues	$1,455	$1,235	$1,160
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
The following table provides information on our contracts with customers which are included in Accounts Receivable, net and Timeshare financing receivables, net, respectively, on our consolidated balance sheets:

($ in millions)	December 31,
Receivables from contracts with customers:	2024	2023
Accounts receivable, net	$219	$343
Timeshare financing receivables, net	3,006	2,113
Total	$3,225	$2,456
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

The following table presents the composition of our contract liabilities:

($ in millions)	December 31,
Contract liabilities:	2024	2023
Advanced deposits	$226	$179
Deferred sales of VOIs of projects under construction	92	39
Club activation fees and annual dues	79	97
Bonus Point incentive liability(1)	86	83
Deferred maintenance fees	12	12
Other deferred revenue	35	38
(1)This balance includes $52 million and $54 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our consolidated balance sheets as of December 31, 2024, and 2023, respectively. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the year ended December 31, 2024, that was included in the contract liabilities balance at December 31, 2023 was approximately $194 million. Revenue earned for the year ended December 31, 2023, that was included in the contract liabilities balance at December 31, 2022 was approximately $173 million.
Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. As of December 31, 2024 and 2023, contract assets were $3 million and $13 million, respectively.
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
Deferred VOI sales primarily include the deferred revenues of sales associated with incomplete phases or buildings and the sales of unacquired inventory.
The following table presents the deferred revenue, deferred cost of VOI sales and deferred direct selling costs from sales of VOIs related to projects under construction:

	December 31,
($ in millions)	2024	2023
Sales of VOIs, net	$92	$39
Cost of VOI sales	28	10
Sales and marketing expense	13	6
During the year ended December 31, 2024, we recognized $106 million of sales of VOIs, net, offset by deferrals of $158 million, related to sales of projects under construction, some of which were completed during the year. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of December 31, 2024, upon their completion.
The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Bonus Points as of December 31, 2024:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$226	18 months	Upon customer stays
Club activation fees	67	7 years	Straight-line basis over average inventory holding period
Bonus Points incentive liability	86	18 - 30 months	Upon redemption

NOTE 5: RESTRICTED CASH
Restricted cash was as follows:

	December 31,
($ in millions)	2024	2023
Escrow deposits on VOI sales	$204	$199
Reserves related to non-recourse debt(1)	193	48
Other(2)	41	49
Total	$438	$296
(1)See Note 15: Debt and Non-recourse Debt for additional information.
(2)Other restricted cash primarily includes cash collected on behalf of HOAs, deposits related to servicer arrangements and other deposits.
NOTE 6: ACCOUNTS RECEIVABLE
Accounts receivable within the scope of ASC 326 are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

	December 31,
($ in millions)	2024	2023
Fee-for-service commissions	$48	$57
Real estate and financing	34	87
Resort and club operations	137	199
Tax receivables	89	97
Insurance claims receivable	—	54
Other receivables	7	13
Total	$315	$507
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates.
The changes in our allowance during the year ended December 31, 2024 were as follows:

($ in millions)	Fee-for-service commissions	Real estate and financing	Resort and club operations	Total
Balance as of December 31, 2023	$23	$34	$3	$60
Current period provision for expected credit losses	9	27	—	36
Write-offs charged against the allowance	(8)	(12)	(2)	(22)
Balance at December 31, 2024	$24	$49	$1	$74

NOTE 7: TIMESHARE FINANCING RECEIVABLES
We define our timeshare financing receivables portfolios as (i) originated and (ii) acquired. The following table presents the components of each portfolio by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Securitized	$1,168	$770	$641	$214
Unsecuritized(1)	1,764	1,326	443	551
Timeshare financing receivables, gross	$2,932	$2,096	$1,084	$765
Unamortized non-credit acquisition premium(2)	—	—	62	32
Less: allowance for financing receivables losses	(804)	(500)	(268)	(279)
Timeshare financing receivables, net	$2,128	$1,596	$878	$518
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
(2)Non-credit premium of $97 million was recognized at the Diamond Acquisition Date, of which $16 million and $26 million remains unamortized as of December 31, 2024 and 2023, respectively. A non-credit premium of $2 million was recognized at the Grand Islander Acquisition Date with $1 million remaining unamortized as of December 31, 2024 and 2023, respectively. Non-credit premium of $76 million was recognized at the Bluegreen Acquisition Date, of which $45 million remains unamortized as of December 31, 2024.
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
In November 2024, we completed a securitization of approximately $500 million of timeshare loans and issued approximately $273 million of 4.98% notes, $147 million of 5.27% notes, and $80 million of 5.71% notes due August 2040. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the notes from the transaction are presented as non-recourse debt. The proceeds were used to pay down in part some of the existing debt and for other general corporate purposes.
See Note 10: Consolidated Variable Interest Entities and Note 15: Debt and Non-recourse Debt for additional information on our securitizations.
As of December 31, 2024 and 2023, we had timeshare financing receivables with a carrying value of $455 million and $415 million, respectively, securing the Timeshare Facility. In connection with the acquisitions of Grand Islander and Bluegreen, we had access to additional timeshare facilities, which were terminated during the first quarter of 2024.
For our originated portfolio, we record an estimate of variable consideration for estimated defaults as a reduction of revenue from VOI sales at the time revenue is recognized on a VOI sale. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. For our acquired portfolio, any changes to the estimates of our allowance are recorded within Financing expense on our consolidated statements of income in the period in which the change occurs.
We recognize interest income on our timeshare financing receivables as earned. As of December 31, 2024 and 2023, we had interest receivable outstanding of $22 million and $17 million, respectively, on our originated timeshare financing receivables. As of both December 31, 2024 and 2023, we had interest receivable outstanding of $7 million and $4 million on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of December 31, 2024, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 14.9%, a weighted-average remaining term of 8.6 years and maturities through 2039. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 15.0%, a weighted-average remaining term of 6.9 years and maturities through 2039.
Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2021	$280	$482
Provision for financing receivables losses(1)	140	—
Write-offs	(70)	(119)
Inventory recoveries	—	29
Upgrades(3)	54	(54)
Balance as of December 31, 2022	$404	$338
Provision for financing receivables losses(1)	171	(1)
Initial allowance for purchased credit deteriorated financing receivables acquired during the period(2)	—	30
Write-offs	(73)	(116)
Inventory recoveries	—	26
Upgrades(3)	(2)	2
Balance as of December 31, 2023	$500	$279
Provision for financing receivables losses(1)	363	14
Initial allowance for purchased credit deteriorated financing receivables acquired during the period(2)	—	157
Write-offs	(106)	(258)
Inventory recoveries	—	123
Upgrades(3)	47	(47)
Balance as of December 31, 2024	$804	$268
(1) For the Originated portfolio, this amount includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded timeshare financing receivables. For the Acquired portfolio, this amount includes incremental provision for credit loss expense from Acquired loans.
(2) The initial gross allowance determined for receivables with credit deterioration was $163 million as of the Bluegreen Acquisition Date and $30 million as of the Grand Islander Acquisition Date. We also reduced the initial allowance determined for receivables with credit deterioration for Legacy-Grand Islander by $6 million during the first quarter of 2024.
(3) Represents the initial change in allowance resulting from upgrades of Acquired loans. Upgraded Acquired loans and their related allowance are included in the Originated portfolio.
Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of December 31, 2024, mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2025	$118	$113	$231
2026	124	120	244
2027	129	135	264
2028	133	151	284
2029	135	170	305
Thereafter	529	1,075	1,604
Total	$1,168	$1,764	$2,932
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
Our acquired timeshare financing receivables as of December 31, 2024, mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2025	$78	$53	$131
2026	84	55	139
2027	89	54	143
2028	87	55	142
2029	80	53	133
Thereafter	223	173	396
Total	$641	$443	$1,084
Credit Quality of Timeshare Financing Receivables
Originated Timeshare Financing Receivables
Our originated gross balances by average FICO score of our originated timeshare financing receivables were as follows:

	Originated
	December 31, 2024
($ in millions)	HGV	DRI	Grand Islander	Bluegreen	Total
FICO score
700+	$956	$505	$23	$356	$1,840
600-699	336	287	5	95	723
<600	41	42	—	2	85
No score(1)	249	11	21	3	284
Total	$1,582	$845	$49	$456	$2,932
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Originated
	December 31, 2023
($ in millions)	HGV	DRI	Grand Islander	Bluegreen	Total
FICO score
700+	$882	$403	$3	$—	$1,288
600-699	311	220	—	—	531
<600	39	31	—	—	70
No score(1)	196	8	3	—	207
Total	$1,428	$662	$6	$—	$2,096
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our gross originated timeshare financing receivables by the origination year and average FICO score as of December 31, 2024:

	Originated Timeshare Financing Receivables
($ in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO score
700+	$1,009	$355	$252	$102	$23	$99	$1,840
600-699	343	162	124	45	9	40	723
<600	33	21	17	6	1	7	85
No score(1)	148	55	28	14	9	30	284
Total	$1,533	$593	$421	$167	$42	$176	$2,932

Current period gross write-offs	$8	$7	$45	$25	$4	$17	$106
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of December 31, 2024 and 2023, we had ceased accruing interest on originated timeshare financing receivables with an aggregate principal balance of $323 million and $208 million, respectively. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	Originated - Securitized
	December 31, 2024
($ in millions)	HGV	DRI	Grand Islander	Bluegreen	Total
Current	$714	$279	$2	$135	$1,130
31 - 90 days past due	12	8	—	4	24
91 - 120 days past due	4	3	—	1	8
121 days and greater past due	4	2	—	—	6
Total	$734	$292	$2	$140	$1,168

	Originated - Unsecuritized
	December 31, 2024
($ in millions)	HGV	DRI	Grand Islander	Bluegreen	Total
Current	$683	$389	$44	$301	$1,417
31 - 90 days past due	15	15	1	7	38
91 - 120 days past due	6	6	1	3	16
121 days and greater past due	144	143	1	5	293
Total	$848	$553	$47	$316	$1,764

	Originated - Securitized
	December 31, 2023
($ in millions)	HGV	DRI	Grand Islander	Bluegreen	Total
Current	$577	$162	$—	$—	$739
31 - 90 days past due	11	8	—	—	19
91 - 120 days past due	4	3	—	—	7
121 days and greater past due	2	3	—	—	5
Total	$594	$176	$—	$—	$770

	Originated - Unsecuritized
	December 31, 2023
($ in millions)	HGV	DRI	Grand Islander	Bluegreen	Total
Current	$723	$366	$6	$—	$1,095
31 - 90 days past due	16	18	—	—	34
91 - 120 days past due	4	7	—	—	11
121 days and greater past due	91	95	—	—	186
Total	$834	$486	$6	$—	$1,326
Acquired Timeshare Financing Receivables
Our gross balances by average FICO score of our acquired timeshare financing receivables were as follows:

	Acquired
	December 31, 2024
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$159	$44	$385	$588
600-699	114	13	203	330
<600	25	—	8	33
No score(1)	9	120	4	133
Total	$307	$177	$600	$1,084
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Acquired
	December 31, 2023
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$256	$66	$—	$322
600-699	189	20	—	209
<600	42	—	—	42
No score(1)	12	180	—	192
Total	$499	$266	$—	$765
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following tables details our gross acquired timeshare financing receivables by the origination year and average FICO score as of December 31, 2024:

	Acquired Timeshare Financing Receivables
($ in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO score
700+	$15	$212	$89	$72	$53	$147	$588
600-699	6	86	52	49	35	102	330
<600	—	2	2	5	6	18	33
No score(1)	—	28	21	12	16	56	133
Total	$21	$328	$164	$138	$110	$323	$1,084

Current period gross write-offs	$—	$60	$33	$33	$30	$102	$258
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of December 31, 2024 and 2023, we had ceased accruing interest on acquired timeshare financing receivables with an aggregate principal balance of $231 million and $279 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Acquired - Securitized
	December 31, 2024
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$104	$84	$418	$606
31 - 90 days past due	4	1	17	22
91 - 120 days past due	1	—	8	9
121 days and greater past due	2	1	1	4
Total	$111	$86	$444	$641

	Acquired - Unsecuritized
	December 31, 2024
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$36	$68	$112	$216
31 - 90 days past due	2	2	5	9
91 - 120 days past due	1	1	2	4
121 days and greater past due	157	20	37	214
Total	$196	$91	$156	$443

	Acquired - Securitized
	December 31, 2023
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$131	$71	$—	$202
31 - 90 days past due	6	1	—	7
91 - 120 days past due	2	—	—	2
121 days and greater past due	3	—	—	3
Total	$142	$72	$—	$214

	Acquired - Unsecuritized
	December 31, 2023
($ in millions)	Legacy-DRI	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$92	$177	$—	$269
31 - 90 days past due	5	3	—	8
91 - 120 days past due	2	1	—	3
121 days and greater past due	258	13	—	271
Total	$357	$194	$—	$551
NOTE 8: INVENTORY
Inventory was comprised of the following:

	December 31,
($ in millions)	2024	2023
Completed unsold VOIs	$1,898	$1,259
Construction in process	345	140
Land, infrastructure and other	1	1
Total	$2,244	$1,400
For the year ended December 31, 2024, we recorded non-cash operating activity transfers, net of $271 million related to the registrations for timeshare units under construction for four properties from Property and equipment, net to Inventory. As VOI inventory is constructed, it is recorded into Property and equipment, net until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred into Inventory. See Note 24: Supplemental Disclosures of Cash Flow Information for information regarding non-cash transfers.
The table below presents cost of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Cost of sales true-up(1)	$23	$61	$23
(1)Costs of sales true-up decreased cost of VOI sales and increased inventory in all periods presented.

NOTE 9: PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following:

	December 31,
($ in millions)	2024	2023
Land	$283	$232
Building and leasehold improvements	491	415
Furniture and equipment	134	113
Construction in progress	147	221
	1,055	981
Accumulated depreciation	(263)	(223)
Total	$792	$758
Depreciation expense on property and equipment was $52 million, $51 million, and $52 million for the years ended December 31, 2024, 2023 and 2022, respectively.
We recognized a $2 million impairment for the year ended December 31, 2024 related to the closure of certain sales centers. There were no impairment charges for the year ended December 31, 2023. During the year ended December 31, 2022, we recorded a reversal of impairment expense of $7 million, corresponding with an asset reclassification and an impairment charge of $4 million for retirement of certain assets.

NOTE 10: CONSOLIDATED VARIABLE INTEREST ENTITIES
As of December 31, 2024, we consolidated 17 VIEs. The activities of these entities are limited to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
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
As part of the Grand Islander Acquisition, we acquired the variable interests in the entities associated with Grand Islander outstanding timeshare financing receivables securitization transactions. They have been aggregated for disclosure purposes as they are similar in nature to our previously established VIEs. We also assumed a timeshare facility that had an outstanding balance of $124 million as of December 31, 2023 and was considered a VIE. The timeshare facility was terminated in January 2024.
As part of the Bluegreen Acquisition, we acquired variable interest entities, including those associated with Bluegreen's outstanding timeshare financing receivables securitization transactions. They have been aggregated for disclosure purposes as they are similar in nature to our previously established VIEs.
See Note 15: Debt and Non-recourse Debt for additional information regarding acquired VIEs.
Our consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	December 31,
($ in millions)	2024	2023
Restricted cash	$193	$48
Timeshare financing receivables, net	1,975	1,395
Non-recourse debt, net	2,285	1,466
NOTE 11: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of December 31, 2024 and 2023, we had ownership interests in BRE Ace LLC and 1776 Holding LLC, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. These two unconsolidated affiliates have aggregated debt balances of $384 million and $427 million as of December 31, 2024 and 2023, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totaled $73 million and $71 million as of December 31, 2024 and 2023, respectively and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 21: Related Party Transactions for additional information.
During each of the years ended December 31, 2024 and 2023, we received a cash distribution of approximately $16 million from our investment in BRE Ace LLC.
For these VIEs, our investment interests are included in the consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the consolidated statements of income as Equity in earnings from unconsolidated affiliates.
As part of the Bluegreen Acquisition, we obtained variable interests within statutory business trusts (collectively, the “Trusts”) formed previously by wholly owned subsidiaries of Bluegreen. Each subsidiary issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933 and invested the proceeds thereof in its junior subordinated debentures. The Trusts were VIEs in which the subsidiaries are not the primary beneficiaries. As of December 31, 2024, we paid down $171 million, which represented the full balance of the junior subordinated debentures acquired as part of the Bluegreen acquisition. See Note 15: Debt and Non-recourse Debt for additional information.

NOTE 12: INTANGIBLE ASSETS
Intangible assets and related amortization expense were as follows:

	December 31, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(22)	$26
Management contracts	1,819	(479)	1,340
Club member relationships	174	(76)	98
Capitalized software	302	(167)	135
Marketing agreements	154	(11)	143
Other contract-related intangible assets	50	(5)	45
Total	$2,547	$(760)	$1,787

	December 31, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$18	$(18)	$—
Management contracts	1,340	(347)	993
Club member relationships	139	(57)	82
Capitalized software	207	(124)	83
Total	$1,704	$(546)	$1,158
We acquired definite-life intangible assets as part of the Bluegreen Acquisition in the amount of $755 million as of the Bluegreen Acquisition Date. Refer to Note 3: Acquisitions for additional information.
Amortization expense on intangible assets was $216 million, $163 million, and $192 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the weighted average life on trade name was 4.6 years, management agreements was 30.3 years, club member relationships was 13.7 years, capitalized software was 2.9 years, marketing agreements was 16.1 years, and other contract-related intangible was 10.0 years. During the year ended December 31, 2022, we recognized $3 million of intangible impairment charges. No intangible impairment charges were recognized during the years ended December 31, 2024, and 2023.
As of December 31, 2024, our future amortization expense for our amortizing intangible assets is estimated to be as follows:

($ in millions)	Future Amortization Expense
2025	$221
2026	195
2027	168
2028	127
2029	120
Thereafter	956
Total	$1,787

NOTE 13: OTHER ASSETS
Other assets were as follows:

	December 31,
($ in millions)	2024	2023
Deferred selling, marketing, general and administrative expenses	25	20
Prepaid expenses	96	89
Cloud computing arrangements	17	19
Interest receivable	29	21
Deferred income tax assets	12	9
Interest rate swap	37	42
Other	174	114
Total	$390	$314
NOTE 14: ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER
Accounts payable, accrued expenses and other were as follows:

	December 31,
($ in millions)	2024	2023
Accrued employee compensation and benefits	$160	$122
Accounts payable	180	144
Bonus point incentive liability	52	54
Due to Hilton	53	48
Income taxes payable	83	28
Sales and other taxes payable	158	150
Interest payable	48	16
Accrued legal settlements	7	123
Other accrued expenses(1)	384	267
Total	$1,125	$952
(1)Other accrued expenses includes amounts due to HOAs and various accrued liabilities.

NOTE 15: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

	December 31,
($ in millions)	2024	2023
Debt(1)
Senior secured credit facility
Term loan A with a rate of 6.107%, due 2028	$400	$—
Term loan B with a rate of 6.857%, due 2028	858	1,271
Term loan B with a rate of 6.607%, due 2031	893	—
Revolver with a rate of 6.737%, due 2026	233	438
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Senior notes with a rate of 6.625%, due 2032	900	—
Other debt(4)	38	33
Total debt, gross	4,672	3,092
Less: unamortized deferred financing costs and discounts(2)(3)(5)	(71)	(43)
Total debt, net	$4,601	$3,049
(1)As of December 31, 2024 and 2023, weighted-average interest rates were 6.140% and 6.649%, respectively.
(2)Amount includes unamortized deferred financing costs related to our term loan and senior notes of $39 million and $25 million, respectively, as of December 31, 2024 and $21 million and $17 million, respectively, as of December 31, 2023. This amount also includes unamortized original issuance discounts of $5 million as of December 31, 2024 and 2023, respectively.
(3)Amount does not include unamortized deferred financing costs of $3 million as of December 31, 2024, and 2023, respectively, related to our revolving facility which are included in Other assets in our consolidated balance sheets.
(4)This amount includes $6 million related to the recourse portion on the NBA Receivables Facility, which is generally limited to the greater of 15% of the outstanding borrowings and $5 million, subject to certain exceptions.
(5)Amount also includes unamortized discount of $2 million related to the Bluegreen debt recognized at the Bluegreen Acquisition Date.
Senior Secured Credit Facilities
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
On April 8, 2024, we amended our Term Loan B due 2028 under the Senior secured credit facility. Under the amendment, the new interest rate is SOFR plus 2.50%, down from SOFR plus 2.75%. Also, the credit spread adjustment for the Term Loan B due 2028 was removed. On July 18, 2024, we amended our Term Loan B due 2031 under the Senior secured credit facility. Under the amendment, the new interest rate is SOFR plus 2.25%, down from SOFR plus 2.75%.
On October 8, 2024, we entered into a new $400 million senior secured term loan (“Term Loan A”) due January 2028, with a pricing of SOFR plus 1.75%. The proceeds were used to partially pre-pay the Term Loan B due 2028.
During the year ended December 31, 2024, we repaid $1.2 billion under the senior secured credit facilities. As of December 31, 2024, we had $52 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of December 31, 2024. As of December 31, 2024, we have $715 million remaining borrowing capacity under the revolver facility.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the SOFR-based senior secured credit facility. As of December 31, 2024, these interest rate swaps convert the SOFR-based variable rate on our Term Loan B due 2028 to average fixed rates of 1.55% per annum with maturities between 2026 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of December 31, 2024, the aggregate notional values of the interest rate swaps under our Term Loan B due 2028 was $550 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our consolidated balance sheets. As of December 31, 2024 and 2023, the estimated fair value of our cash flow hedges was $37 million and $42 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. We classify cash inflows and outflows from derivatives that hedge interest rate risk within operating activities in the consolidated statements of cash flows.
The following table reflects the activity, net of tax, in Accumulated other comprehensive income related to our derivative instruments during the year ended December 31, 2024:

Net unrealized gain on derivative instruments
Balance as of December 31, 2023	$32
Other comprehensive income before reclassifications, net	11
Reclassifications to net income	(15)
Balance as of December 31, 2024	$28
Senior Notes due 2032
On January 2024, we completed an offering for $900 million aggregate principal amount of 6.625% senior secured notes due 2032 (“Senior Notes due 2032”) issued by our wholly-owned subsidiaries, Hilton Grand Vacations Borrower Escrow, LLC and Hilton Grand Vacations Borrower Escrow, Inc. Proceeds from the new secured notes were used to pay the Bluegreen Acquisition consideration, fees and expenses incurred in connection with the Amendment and to refinance the repayment of certain indebtedness of Bluegreen and its subsidiaries. The Senior Notes due 2032 are guaranteed on a senior secured basis by certain of our subsidiaries. We were in compliance with all applicable financial covenants as of December 31, 2024.
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We were in compliance with all applicable financial covenants as of December 31, 2024.
Junior subordinated debentures
As part of the Bluegreen Acquisition, we assumed junior subordinated debentures. During the year ended December 31, 2024, the junior subordinated debentures were paid down in full for $171 million. See Note 11: Investments in Unconsolidated Affiliates for additional information.

Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

	December 31,
($ in millions)	2024	2023
Non-recourse debt(1)
Timeshare Facility with an average rate of 5.818%, due 2027(2)	$428	$400
Grand Islander Timeshare Facility with an average rate of 6.716%, due 2029	—	124
HGV Securitized Debt 2018 with a weighted average rate of 3.602%, due 2032	41	66
HGV Securitized Debt 2019 with a weighted average rate of 2.431%, due 2033	48	70
HGV Securitized Debt 2022-1 with a weighted average rate of 4.304%, due 2034	78	118
HGV Securitized Debt 2022-2 with a weighted average rate of 4.826%, due 2037	129	188
HGV Securitized Debt 2023 with a weighted average rate of 5.937%, due 2038	172	264
HGV Securitized Debt 2024-2 with a weighted average rate of 5.685%, due 2038	302	—
HGV Securitized Debt 2024-1 with a weighted average rate of 6.419%, due 2039	175	—
HGV Securitized Debt 2020 with a weighted average rate of 3.658%, due 2039	67	95
HGV Securitized Debt 2024-3 with a weighted average rate of 5.182%, due 2040	482	—
Grand Islander Securitized Debt with a weighted average rate of 2.965%, due 2029	—	15
Grand Islander Securitized Debt with a weighted average rate of 3.316%, due 2033	37	55
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2033	61	87
Bluegreen Securitized Debt 2018 with a weighted average rate of 4.019%, due 2034	17	—
Bluegreen Securitized Debt 2020 with a weighted average rate of 2.597%, due 2036	40	—
Bluegreen Securitized Debt 2022 with a weighted average rate of 4.599%, due 2037	87	—
Bluegreen Securitized Debt 2023 with a weighted average rate of 6.321%, due 2038	147	—
Quorum Purchase Facility with an average rate of 5.020%, due 2034	6	—
NBA Receivables Facility with an average rate of 6.110%, due 2031(5)	33	—
Total non-recourse debt, gross	2,350	1,482
Less: unamortized deferred financing costs and discounts(3)(4)	(32)	(16)
Total non-recourse debt, net	$2,318	$1,466
(1)As of December 31, 2024, and 2023, weighted-average interest rates were 5.235% and 5.095%, respectively.
(2)The revolving commitment period of the Timeshare Facility terminates in November 2026; however the repayment maturity date extends 12 months beyond the commitment termination date to November 2027.
(3)Amount relates to securitized debt only and does not include unamortized deferred financing costs of $2 million as of December 31, 2024, and 2023, respectively, relating to the Timeshare Facility included in Other Assets in our consolidated balance sheets.
(4)Amount also includes unamortized discount of $2 million related to the Grand Islander securitized debt recognized at the Grand Islander Acquisition Date and unamortized discount of $9 million related to the Bluegreen securitized and non-recourse debt recognized at the Bluegreen Acquisition Date.
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
In November 2024, we completed a securitization of approximately $500 million of timeshare financing receivables and issued approximately $273 million of 4.98% notes, $147 million of 5.27% notes, and $80 million of 5.71% notes due August 2040. The issued notes are backed by pledged assets, consisting of a pool of HGV, Diamond Resorts, and Bluegreen Vacations collateral combined, secured by first mortgages, first deeds of trust, membership interests or timeshare interests (other than a fee simple interest in real estate) and a Letter of Credit. The notes are a non-recourse obligation and are payable solely from the pool of timeshare financing receivables pledged as collateral for the notes. The proceeds of the notes were used to pay down in part some of our existing debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $7 million in debt issuance costs.
The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In March 2024, we renewed our Timeshare Facility agreement under new terms, which included extending the commitment and maturity period to March 2026 and March 2027, respectively, and permitting to pledge as collateral certain timeshare loans associated to Grand Islander. In November 2024, we amended our Timeshare Facility agreement which included terms to increase the capacity to $850 million, amend the commitment and maturity periods to November 2026 and November 2027, respectively, and permitted to pledge as collateral certain timeshare loans associated with Bluegreen. As of December 31, 2024, the Timeshare Facility has a remaining borrowing capacity of $423 million. On January 31, 2024, we terminated the Grand Islander Timeshare Facility. In connection with the Bluegreen Acquisition, we acquired an additional timeshare facility which was subsequently terminated in February 2024.
During the year ended December 31, 2024, we repaid $814 million on the Timeshare Facility and $765 million on Securitized Debt.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $193 million and $48 million as of December 31, 2024 and 2023, respectively, and were included in Restricted Cash in our consolidated balance sheets.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of December 31, 2024, were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2025	$27	$462	$489
2026	260	387	647
2027	23	736	759
2028	1,239	239	1,478
2029	868	183	1,051
Thereafter	2,255	343	2,598
Total	$4,672	$2,350	$7,022

NOTE 16: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities, which are required for disclosure, were as follows:

	December 31, 2024
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$3,006	$—	$3,203
Liabilities:
Debt, net(2)	4,601	4,309	283
Non-recourse debt, net(2)	2,318	1,873	446

	December 31, 2023
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$2,113	$—	$2,289
Liabilities:
Debt, net(2)	3,049	2,496	483
Non-recourse debt, net(2)	1,466	867	592
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
The estimated fair value of our Level 2 derivative financial instruments was determined utilizing projected future cash flows discounted based on an expectation of future interest rates derived from observable market interest rate curves and market volatility. See Note 15: Debt and Non-recourse Debt above.
The estimated fair values of our Level 1 debt and non-recourse debt were based on prices in active debt markets.
The estimated fair value of our Level 3 debt and non-recourse debt were based on the following:
•Debt – based on indicative quotes obtained for similar issuances or projected future cash flows discounted at risk-adjusted rates.
•Non-recourse debt – based on projected future cash flows discounted at risk-adjusted rates.
NOTE 17: LEASES
We lease sales centers, office space and equipment under operating leases. Our leases expire at various dates from 2025 through 2056, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
During the years ended December 31, 2023 and 2022, we ceased utilizing certain offices as part of our integration of business operations and recognized impairments of related operating lease right-of-use assets of $3 million and $6 million, respectively. We did not recognize any impairments during the year ended December 31, 2024.

We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Contingent rental expense includes short term and variable rent. Rent expense for all operating leases was as follows:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Minimum rentals	$30	$28	$34
Contingent rentals	20	11	4
Total	$50	$39	$38
Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$30	$27	$27
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	26	9	25
Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term of operating leases (in years)	6	6
Weighted-average discount rate of operating leases	4.90%	4.85%
The future minimum rent payments under non-cancelable operating leases as of December 31, 2024, are as follows:

($ in millions)	Operating Leases
Year
2025	$27
2026	21
2027	15
2028	12
2029	11
Thereafter	37
Total future minimum lease payments	123
Less: imputed interest	(23)
Present value of lease liabilities	$100
NOTE 18: INCOME TAXES
Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of our income before taxes and noncontrolling interests were as follows:

	Year Ended December 31,
($ in millions)	2024	2023	2022
U.S. (loss) income before tax	$(61)	$335	$384
Foreign income before tax	197	114	97
Total income before taxes	$136	$449	$481

The components of our provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Current:
Federal	$23	$105	$102
State	4	18	19
Foreign	78	36	46
Total current	105	159	167
Deferred:
Federal	(18)	(22)	(21)
State	(3)	(1)	(16)
Foreign	(8)	—	(1)
Total deferred	(29)	(23)	(38)
Total provision for income taxes	$76	$136	$129
Reconciliations of our tax provision at the U.S. statutory rate to the provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Statutory U.S. federal income tax provision	$29	$94	$101
State and local income taxes, net of U.S. federal tax benefit	1	17	4
Taxes attributable to noncontrolling interest	(3)	—	—
Impact of foreign operations	27	10	17
Interest on installment sales, net of U.S. federal tax benefit	4	3	1
Uncertain tax positions	1	5	4
US permanent differences	12	2	—
Share-based compensation, net of IRC §162(m) limitation	3	2	3
Other	2	3	(1)
Provision for income taxes	$76	$136	$129
Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items.
The compositions of net deferred tax balances were as follows:

	December 31,
($ in millions)	2024	2023
Deferred tax assets	$12	$9
Deferred tax liabilities	(925)	(631)
Net deferred tax liability	$(913)	$(622)

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were as follows:

	December 31,
($ in millions)	2024	2023
Deferred tax assets:
Compensation	$30	$20
Domestic tax loss and credit carryforwards	130	35
Foreign tax loss carryforwards	44	41
Other reserves	261	177
	465	273
Valuation allowance	(174)	(81)
Deferred tax assets	291	192
Deferred tax liabilities:
Property and equipment	(144)	(128)
Amortizable intangible assets	(419)	(251)
Deferred income	(641)	(435)
Deferred tax liabilities	(1,204)	(814)
Net deferred tax liability	$(913)	$(622)
As of December 31, 2024, we have $276 million of federal net operating loss carryforwards, $20 million of federal credit carryforwards, $987 million of state tax net operating loss carryforwards, $6 million of state tax credits, and $170 million foreign net operating loss carryforwards. Most of these tax attributes are fully valued. The majority of our federal and state tax attributes will expire through 2034, while our foreign tax losses can be carried forward indefinitely.
We establish valuation allowances for financial reporting purposes to offset certain deferred tax assets due to uncertainty regarding our ability to realize them in the future. The valuation allowance increased from $81 million as of December 31, 2023, to $174 million as of December 31, 2024, primarily due to acquired deferred tax assets from the Bluegreen Acquisition for which no future tax benefit is expected.
Reconciliations of the amounts of unrecognized tax benefits were as follows:

	December 31,
($ in millions)	2024	2023	2022
Unrecognized tax benefits at beginning of year	$25	$23	$12
Current period tax position increases	3	2	2
Prior period tax position increases	—	3	11
Decreases due to lapse in applicable statute of limitations	(4)	(3)	(2)
Unrecognized tax benefits at end of year	$24	$25	$23
We recorded $24 million and $25 million as of December 31, 2024 and 2023, respectively, excluding interest and penalties, which would have favorably impacted the annual effective tax rate if recognized. We record these liabilities in Accounts payable, accrued expenses and other in the consolidated balance sheet. The total liability accrued for interest and penalties was $36 million and $34 million as of December 31, 2024, and 2023, respectively. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next twelve months.
We file federal, state and foreign income tax returns in jurisdictions with varying statute of limitations. We are currently under audit in several tax jurisdictions. The open tax years for major tax jurisdictions are 2006 through 2024. While there is no assurance as to the results, we believe we are adequately reserved for these audits.
The Organization for Economic Co-operation and Development (“OECD”) has created a framework for the implementation of a global minimum tax rate of 15%, commonly referred to as Pillar Two. Certain countries in which we do business have enacted Pillar Two legislation effective January 1, 2024, however, Pillar Two legislation did not have a material impact to our income tax provision.
Although the Tax Act generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, foreign withholding taxes may be incurred if these profits are distributed. No income or deferred taxes have been accrued on foreign earnings or other outside basis differences, as we intend to indefinitely reinvest these amounts in our foreign operations. An estimate of these amounts is not practicable due to the inherent complexity of the multi-jurisdictional tax environment in which we operate.
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
On March 4, 2024, we filed a Registration Statement on Form S-8 to register 118,078 shares of common stock, par value $0.01 per share, of HGV’s Common Stock that may be issued under the 2023 Plan in accordance with, and subject to the terms and conditions of, an exception under Rule 303A.08 of the NYSE Listed Company Manual (“Rule 303A.08”). The shares of Common Stock registered represent the number of shares of Bluegreen common stock that were available for issuance under the Bluegreen’s 2021 Incentive Plan immediately prior to the Bluegreen Acquisition, as appropriately adjusted to reflect the Bluegreen Acquisition and assumed by HGV, in accordance with Rule 303A.08.
On March 5, 2024, our Board of Directors approved transaction incentive awards (“Transaction Incentive Awards”) in connection with the Bluegreen Acquisition consisting of Performance RSUs and performance-based cash awards (the “Performance Cash Awards”) for certain executive officers and employees. The Transaction Incentive Awards were granted under, and pursuant to the terms and conditions of, the 2023 Plan, and the award agreements approved by the Compensation Committee. The Performance Cash Awards are payable based on the level of achievement of pre-established performance goals relating to run rate cost savings following an 18-month performance period commencing on the Bluegreen Acquisition Date, and ending on June 30, 2025. On September 30, 2024, due to achievement of certain run rate cost savings, fifty percent (50%) of the Performance Cash Awards vested and were payable to certain executive officers and employees. These performance cash awards were included within Acquisition and integration-related expense in our consolidated statements of income for the year ended December 31, 2024.
As of December 31, 2024, there were 3,930,194 shares of common stock available for future issuance under the 2023 plan. We recognized share-based compensation expense of $45 million, $39 million and $46 million during the years ended December 31, 2024, 2023 and 2022, respectively. The total tax benefit recognized related to this compensation was $8 million, $6 million and $6 million for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, we withheld common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of awards under our employee equity incentive program. For the years ended December 31, 2024, 2023 and 2022, we withheld approximately 445,000, 264,000 and 147,000 shares at a total cost of $21 million, $14 million and $8 million, respectively, through net share settlements. Shares withheld to cover tax withholding obligations are retired.
As of December 31, 2024, unrecognized compensation cost for unvested awards was approximately $37 million, which is expected to be recognized over a weighted average period of 1.7 years.
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

	Year Ended December 31,
	2024	2023	2022
Number of shares granted	717,858	537,964	800,378
Weighted average grant date fair value per share	$44.00	$48.60	$44.12
Fair value of shares vested (in millions)	$26	$23	$25

The following table summarizes the activity of our RSUs during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,144,853	45.21
Granted	717,858	44.00
Vested	(588,583)	43.64
Forfeited	(47,747)	45.47
Outstanding, end of period	1,226,381	45.24
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

	Year Ended December 31,
	2024	2023	2022
Number of options granted	388,084	301,215	389,536
Weighted average exercise price per share	$44.45	$49.14	$44.09
Weighted average grant date fair value per share	$22.63	$24.78	$20.08
The weighted-average grant date fair value of each of these options were determined using the Black-Scholes-Merton option-pricing model with the following assumptions: expected volatility is calculated using the historical volatility of our share price; risk-free rate is based on the Treasury Constant Maturity Rate closest to the expected life as of the grant date; and expected term is estimated using the vesting period and contractual term of the Options:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	47.7%	46.8%	45.8%
Dividend yield(1)	—%	—%	—%
Risk-free rate	4.1% - 4.3%	4.2%	1.7%
Expected term (in years)	6.0	6.0	6.0
(1)At the date of grant we had no plans to pay dividends during the expected term of these options.
The following table summarizes the activity of our options during the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	2,417,718	$36.65
Granted	388,084	44.45
Exercised	(205,463)	30.38
Forfeited, canceled or expired	(23,361)	45.45
Outstanding, end of period	2,576,978	38.24
Exercisable, end of period	1,885,026	35.51
As of December 31, 2024, we had 1,885,026 options outstanding that were exercisable with an aggregate intrinsic value of $10 million and weighted average remaining contractual term of approximately 4.9 years. The intrinsic value of all options exercised during the year was $3.1 million.
Performance RSUs
During the year ended December 31, 2024, we issued 156,809 Performance RSUs with a weighted-average grant date fair value of $44.54. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.
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
Compensation expense will be recorded through the end of the performance period if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. We determined that the performance conditions for our Performance RSUs are probable of achievement and we recognized compensation expense based on the number of Performance RSUs we expect to vest.
The following table provides information about our Performance RSU grants for the last three fiscal years:

	Year Ended December 31,
	2024	2023	2022
Number of shares granted	432,286	119,887	93,064
Weighted average grant date fair value per share	$44.40	$49.14	$44.09
Fair value of shares vested (in millions)	$29	$8	$—
The following table summarizes the activity of our Performance RSUs during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	560,167	$42.77
Granted	432,286	44.40
Performance achievement shares adjustment (1)	272,160	40.96
Vested	(714,604)	41.03
Forfeited, canceled or expired	—	—
Outstanding, end of period	550,009	45.41
(1)Reflects the number of shares achieved above target, based on actual performance as determined at the completion of the performance period for the August 2021 and March 2022 Performance RSU grants
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017. In connection with the Plan, we reserved 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 95% of the fair market value per share of common stock on the purchase date, up to a maximum threshold established by the plan administrator for the offering period. For the year ended December 31, 2022, we issued 121,095 shares and recognized less than $1 million of compensation expense related to this plan.
During the fourth quarter of 2022, the Board of Directors amended the ESPP plan to allow eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. The amendment became effective in 2023. During the years ended December 31, 2024 and 2023, we issued 326,330 and 221,562 shares, respectively, and recognized $2 million and $1 million of compensation expense, respectively, related to this plan.

NOTE 20: EARNINGS PER SHARE
The following tables present the calculation of our basic and diluted EPS and the corresponding weighted average shares outstanding referenced in these calculations for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
($ and shares outstanding in millions, except per share amounts)	2024	2023	2022
Basic EPS:
Numerator:
Net income attributable to stockholders	$47	$313	$352
Denominator:
Weighted average shares outstanding	101.9	110.1	118.0
Basic EPS(1)	$0.46	$2.84	$2.98
Diluted EPS:
Numerator:
Net income attributable to stockholders	$47	$313	$352
Denominator:
Weighted average shares outstanding	103.1	111.6	119.6
Diluted EPS(1)	$0.45	$2.80	$2.93

Basic weighted average shares outstanding	101.9	110.1	118.0
RSUs(2), PSUs(3), Options(4) and ESPP	1.2	1.5	1.6
Diluted weighted average shares outstanding	103.1	111.6	119.6
(1)Earnings per share amounts are calculated using whole numbers.
(2) There were no anti-dilutive RSUs for the years ended December 31, 2024, 2023, and 2022, respectively.
(3) There were no anti-dilutive PSUs for the years ended December 31, 2024, 2023, and 2022, respectively.
(4) Excludes approximately 1,140,000, 818,000 and 760,000 shares of Options that would have been anti-dilutive to EPS for the years ended December 31, 2024, 2023, and 2022, respectively, under the treasury stock method. These Options could potentially dilute EPS in the future.
Share Repurchases
On May 3, 2023, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2023 Repurchase Plan"). On August 7, 2024, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an aggregate of $500 million of its outstanding shares of common stock over a two-year period (the "2024 Repurchase Plan") which is in addition to the 2023 Repurchase Plan. The repurchases can be made through any combination of open market purchases, accelerated share repurchases, privately negotiated transactions or an other permissible manner. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The shares are retired upon repurchase. The stock repurchase programs may be suspended or discontinued at any time and will automatically expire at the end of each plan's respective term. As of December 31, 2024, $428 million remains available to be repurchased under the 2024 Repurchase Plan.
The following table summarizes stock repurchase activity under the share repurchase programs as of December 31, 2024:

(in millions)	Shares	Cost
As of December 31, 2023	31	$1,117
Repurchases	10	432
As of December 31, 2024	41	$1,549
From January 1, 2025, through February 20, 2025, we repurchased approximately 1.6 million shares for $66 million. As of February 20, 2025, we had $361 million of remaining availability under the 2024 Repurchase Plan.

NOTE 21: RELATED PARTY TRANSACTIONS
BRE Ace LLC and 1776 Holding, LLC
We hold an ownership interest in BRE Ace LLC, a VIE, which owns a timeshare resort property and related operations, commonly known as “Elara, a Hilton Grand Vacations Club.”
We hold an ownership interest in 1776 Holdings, LLC, a VIE, which owns a timeshare resort property and related operations, known as “Liberty Place Charleston, a Hilton Club.”
We record Equity in earnings from our unconsolidated affiliates in our consolidated statements of income. See Note 11: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Elara, a Hilton Grand Vacations Club and Liberty Place Charleston, a Hilton Club. These amounts are summarized in the following table and are included in Sales, marketing, brand, and other fees on our consolidated statements of income as of the date they became related parties.

	December 31,
($ in millions)	2024	2023	2022
Equity in earnings from unconsolidated affiliates	$18	$12	$13
Commissions and other fees	165	204	200
We also had $5 million and $19 million of outstanding receivables related to the fee-for-service agreements included in Accounts receivable, net on our consolidated balance sheets as of December 31, 2024 and 2023, respectively.
Apollo Global Management Inc. ("Apollo")
As part of the Diamond Acquisition in 2021, Apollo obtained more than 20% of our common stock. We did not have outstanding balances or any transactions due to/from Apollo as of and for the years ended December 31, 2023, and 2022, respectively. During the year ended December 31, 2024, we received a reimbursement from Apollo of approximately $1 million for expenses incurred on their behalf.
NOTE 22: BUSINESS SEGMENTS
We operate our business through the following two reportable segments based on the nature of the products and services provided:
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
Our chief operating decision maker “CODM” is our Chief Executive Officer. The CODM is our primary decision maker and is responsible for allocating resources to the components of the company and assessing company performance. The CODM uses Adjusted EBITDA to allocate resources (including employees and financial or capital resources) in the budgeting and forecasting process as well as assess performance and profitability for each segment. The performance of our operating segments, which are also our reportable segments, is evaluated based on adjusted earnings before interest expense (excluding non-recourse debt), taxes, depreciation and amortization (“EBITDA”). We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) other gains, including asset dispositions and foreign currency transactions; (ii) debt restructurings/retirements; (iii) non-cash impairment losses; (iv) share-based and other compensation expenses; and (v) other items, including but not limited to costs associated with acquisitions, restructuring, amortization of premiums and discounts resulting from purchase accounting, and other non-cash and one-time charges.
We do not include equity in earnings from unconsolidated affiliates in our measures of segment operating performance.

The following table below presents revenues for our reportable segment results which include the acquired Grand Islander and Bluegreen operations, within both segments and as of their respective acquisition dates, reconciled to consolidated amounts:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Revenues:
Real estate sales and financing	$3,010	$2,357	$2,378
Resort operations and club management(1)	1,528	1,291	1,197
Total segment revenues	4,538	3,648	3,575
Cost reimbursements	516	386	297
Intersegment eliminations(1)	(73)	(56)	(37)
Total revenues	$4,981	$3,978	$3,835
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. We account for intersegment revenues as if they were sales to third parties at current market prices.
The following tables present Adjusted EBITDA for our reportable segments:

For the year ended December 31, 2024	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$3,010		$1,455		$4,465
Intersegment revenues	—		73		73
Total segment revenues	3,010		1,528		4,538	(a)
Less:
Cost of VOI Sales	239		—		239
Selling expense	727		—		727
Marketing expense	914		—		914
Financing expense	188		—		188
Club expense	—		83		83
Property management expense	—		128		128
Rental expense	—		681		681
Other expenses	127		43		170
Total segment expenses	2,195	(b)	935	(c)	3,130
Other:
Share-based compensation expense	12		6		18
Other segment adjustment items	48		5		53	(d)
Intersegment elimination	(73)		—		(73)	(a)
Segment Adjusted EBITDA	$802		$604		$1,406

For the year ended December 31, 2023	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$2,357		$1,235		$3,592
Intersegment revenues	—		56		56
Total segment revenues	2,357		1,291		3,648	(a)
Less:
Cost of VOI Sales	194		—		194
Selling expense	501		—		501
Marketing expense	682		—		682
Financing expense	99		—		99
Club expense	—		60		60
Property management expense	—		117		117
Rental expense	—		573		573
Other expenses	98		39		137
Total segment expenses	1,574	(b)	789	(c)	2,363
Other:
Share-based compensation expense	12		3		15
Other segment adjustment items	15		(1)		14	(d)
Intersegment elimination	(56)		—		(56)	(a)
Segment Adjusted EBITDA	$754		$504		$1,258

For the year ended December 31, 2022	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$2,378		$1,160		$3,538
Intersegment revenues	—		37		37
Total segment revenues	2,378		1,197		3,575	(a)
Less:
Cost of VOI Sales	274		—		274
Selling expense	480		—		480
Marketing expense	551		—		551
Financing expense	103		—		103
Club expense	—		42		42
Property management expense	—		119		119
Rental expense	—		544		544
Other expenses	115		35		150
Total segment expenses	1,523	(b)	740	(c)	2,263
Other:
Share-based compensation expense	11		5		16
Other segment adjustment items	36		1		37	(d)
Intersegment elimination	(37)		—		(37)	(a)
Segment Adjusted EBITDA	$865		$463		$1,328
(a) Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. We account for intersegment revenues as if they were sales to third parties at current market prices.
(b) Consists of Costs of VOI Sales, Sales and Marketing, and Financing expense on the statements of income.
(c) Consists of Resort and club management and Rental and ancillary services expense on the statements of income.
(d) Consists of costs associated with restructuring, one-time charges, other non-cash items, and for the Real Estate and Financing Segment, amortization of fair value premiums and discounts resulting from purchase accounting.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income and net income attributable to stockholders:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Adjusted EBITDA:
Real estate sales and financing(1)	$802	$754	$865
Resort operations and club management(1)	604	504	463
Segment Adjusted EBITDA	1,406	1,258	1,328
Acquisition and integration-related expense	(237)	(68)	(67)
General and administrative	(199)	(194)	(212)
Depreciation and amortization	(268)	(213)	(244)
License fee expense	(171)	(138)	(124)
Other (loss) gain, net	(11)	2	(1)
Interest expense	(329)	(178)	(142)
Income tax expense	(76)	(136)	(129)
Equity in earnings from unconsolidated affiliates	18	12	13
Impairment expense	(2)	(3)	(17)
Other adjustment items(2)	(71)	(29)	(53)
Net income	60	313	352
Net income attributable to noncontrolling interest	13	—	—
Net income attributable to stockholders	$47	$313	$352
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)These amounts include costs associated with share-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2024	2023
Real estate sales and financing	$7,349	$6,559
Resort operations and club management	3,163	1,735
Total segment assets	10,512	8,294
Corporate	930	391
Total assets	$11,442	$8,685
The following table presents capital expenditures for property and equipment (including inventory and leases) for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Real estate sales and financing	$152	$61	$26
Resort operations and club management	2	2	2
Total segment capital expenditures	154	63	28
Corporate	45	34	65
Total capital expenditures	$199	$97	$93
NOTE 23: COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2024, HGV had sales and marketing operations at a total of 133 Bass Pro Shops and Cabela’s Stores, including 9 virtual kiosks.
Other Commitments
We have fulfilled certain arrangements with developers where we were committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2024, we were committed to purchase approximately $15 million of inventory over a period of 2 years and $21 million of other commitments in the normal course of business. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.
During the years ended December 31, 2024, 2023 and 2022, we fulfilled $63 million, $156 million and $92 million, respectively, of purchases required under our inventory commitments. As of December 31, 2024, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Marketing and license fee agreements	$57	$37	$38	$38	$38	$134	$342
Inventory purchase obligations(1)	6	9	—	—	—	—	15
Other commitments(2)	11	5	1	1	2	1	21
Total	$74	$51	$39	$39	$40	$135	$378
(1)Includes commitments for a property in Missouri.
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
As of December 31, 2024, and 2023, we accrued liabilities of approximately $7 million and $123 million, respectively, for all legal matters. In March 2022, there was a judgment entered against Diamond in connection with a case filed in 2015 (O'Malley v. Diamond Resorts Management, Inc.). During the first quarter of 2024, the judgment entered in O’Malley v. Diamond Resorts Management, Inc. was fully satisfied for approximately $104 million. Of this $104 million, we made a payment of approximately $50 million and our insurance policies covered the remaining $54 million. Since we received the portion from our insurance policies, we no longer have an insurance claim receivable within Accounts receivable, net in our consolidated balance sheet as of December 31, 2024. During the years ended December 31, 2024, 2023 and 2022, we recognized charges of approximately $2 million, $33 million and $15 million, respectively, to General and administrative in our consolidated statements of income that represents the amount of the settlement liability not deemed probable of recovery from the insurance carriers, prior to the full settlement of the matter. In May 2024, we settled an additional legal matter for approximately $13 million that was previously recorded in Accounts payable and accrued expenses.
On July 22, 2024, an adverse interim award was entered in an arbitration related to a matter that existed as of the Bluegreen Acquisition Date involving Bluegreen Vacations Unlimited, Inc., a Bluegreen subsidiary, in connection with an alleged breach of a purchase and sale agreement for The Manhattan Club property in New York, New York. Prior to any decision by the arbitration panel on potential damages for breach, the interim award allowed Bluegreen to propose a cure for the breach. We and the opposing party both proposed forms of cure to the arbitration panel. On February 10, 2025, the arbitration panel issued a decision on what is required to cure, which involves purchases of inventory and assuming the management agreement at The Manhattan Club. We are proceeding towards complying and curing, with the first steps of cure having been completed on February 20, 2025 and February 26, 2025.
We also filed a petition to vacate the interim award in the United States District Court for the Southern District of New York. The petition was recently denied as premature. However, the order provides that once the panel issues a final award (rather than an interim award), the Company may file a new petition.

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
Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $670 million as of December 31, 2024, which primarily consist of escrow, subsidy and construction related bonds.
NOTE 24: SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net was $354 million, $187 million and $175 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cash paid for income taxes, net of refunds, was $36 million, $187 million and $141 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following non-cash activities were excluded from the consolidated statements of cash flows:
•In 2024, we recorded non-cash operating activity transfers, net of $271 million related to the registrations for timeshare units under construction for from Property and equipment, net to Inventory, pertaining to properties in Hawaii and South Carolina.
•In 2023, we completed the acquisition of Grand Islander, by exchanging 100% of the outstanding equity interests of Grand Islander for $117 million. The purchase price of $117 million included cash consideration, as well as 4 million of non-cash consideration attributable to the effective settlement of a pre-existing relationship based on the contract value.
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
NOTE 25: SUBSEQUENT EVENTS
On January 31, 2025, we amended our Revolver Credit Facility ("Revolver") and both our Term Loan B due 2028 and Term Loan B due 2031. The terms of the Revolver were amended to reduce pricing spreads, expand covenants, reset certain incurrence baskets and extend maturity to January 2030. The Term Loan B due 2028 was repriced to SOFR plus 2.00%, down from SOFR plus 2.50%. The Term Loan B due 2031 was repriced to SOFR plus 2.00%, down from SOFR plus 2.25%. Additionally, the Term Loan A, due January 2028, was repriced to SOFR plus 1.65%, down from SOFR plus 1.75%.

ITEM 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) or our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Remediation of Previously Reported Material Weakness
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, a material weakness in our internal controls over financial reporting for the year ended December 31, 2023, related to ineffectively designed general information technology controls over user access for an IT application used to initiate revenue and inventory transactions. As a result, process-level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT application were also ineffective.
Throughout the year ended December 31, 2024, our management executed upon its previously disclosed remediation plan, which included: (i) a comprehensive review of user access and levels across all software platforms, (ii) updating software as appropriate, (iii) updating and confirming appropriate user access levels, (iv) enhancing and revising the design of existing information technology controls and procedures, and (v) adding additional controls and processes as necessary to support internal controls over financial reporting. Our management completed testing of the implemented controls during the quarter ended December 31, 2024, and found them to be operating effectively. As a result, management has concluded that the material weakness in internal control over financial reporting has been remediated as of December 31, 2024.
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
During the first quarter of 2024, we completed the Bluegreen Acquisition, which was accounted for as a business combination. In accordance with the SEC’s published guidance, because we acquired these operations during the year, we excluded these operations from our efforts to comply with Section 404 with respect to 2024. The acquired operations of Bluegreen Vacations Holding Corporation constituted approximately 26.0% of total assets as of December 31, 2024 and 19.8% and 15.4% of revenues and income before income taxes, respectively, for the year then ended. The SEC’s published guidance specifies that the period in which management may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the Company’s internal control may not extend beyond one year from the date of acquisition.
Changes in Internal Control Over Financial Reporting
Other than changes made to integrate the Bluegreen acquisition into our controls over financial reporting, there were no other changes in our internal controls over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 of this Report will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”), which information is incorporated herein by this reference.
ITEM 11.    Executive Compensation
The information required by Item 11 will be included in our 2025 Proxy Statement, which is incorporated herein by this reference.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in our 2025 Proxy Statement, which is incorporated herein by this reference.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our 2025 Proxy Statement, which is incorporated herein by this reference.
ITEM 14.    Principal Accountant Fees and Services
The information required by Item 14 will be included in our 2025 Proxy Statement, which is incorporated herein by this reference.
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

4.6
Indenture, dated as of January 17, 2024, among Hilton Grand Vacations Borrower LLC, Hilton Grand Vacations Borrower Inc., Hilton Grand Vacations Inc., Hilton Grand Vacations Parent LLC, the Subsidiary Guarantors a party thereto and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-37794) filed on January 17, 2024).

4.7	Form of 6.625% Note due 2032 (included in Exhibit 4.6).

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

10.2(b)
First Amendment to Amended and Restated License Agreement, dated as of April 4, 2022, by and between Hilton Worldwide Holdings Inc., as the licensor, and Hilton Grand Vacations, as the licensee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 7, 2022)

10.2(c)
Second Amendment to Amended and Restated License Agreement, dated as of November 5, 2023, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current on Form 8-K (File No. 001-37794) filed on November 7, 2023)

10.2(d)
Third Amendment to Amended and Restated License Agreement, dated as of January 16, 2024, by and between Hilton Worldwide Holdings Inc., and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-37794) filed on January 17, 2024).

10.2(e)
Second Amended and Restated License Agreement, dated as of November 6, 2024, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37794) filed on November 8, 2024).

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

10.3(b)
First Amendment to Amended and Restated Receivables Loan Agreement, effective as of August 8, 2023, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, Bank of America, N.A. as administrative agent and structuring agent, and Computershare Trust Company N.A. as securities intermediary, paying agent, backup servicer and custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly on Form 10-Q (File No. 001-37794) filed on November 6, 2023).

10.3(c)
Omnibus Amendment No. 2 to Amended and Restated Receivables Loan Agreement, effective as of March 22, 2024, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, Bank of America, N.A., as administrative agent, and Computershare Trust Company N.A., as securities intermediary and paying agent (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 9, 2024).

10.3(d)
Omnibus Amendment No. 3 to the Amended and Restated Receivables Loan Agreement, effective as of November 15, 2024, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, Bank of America, N.A., as administrative agent, and Computershare Trust Company N.A., as securities intermediary and paying agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37794) filed on November 18, 2024).

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

10.4(c)†	Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (file No. 001-37794) filed on May 9, 2024).

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

10.10(c)†
Form of Nonqualified Stock Option Agreement (for the CEO) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.2 to the Registrant’s amended Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 27, 2023).

10.10(d)†
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

10.13(a)†
Form of Special Transaction Incentive Performance Cash Award Agreement under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 9, 2024).

10.13(b)†
Form of Special Transaction Incentive Performance Cash Award Agreement (for the CEO) under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 9, 2024).

10.13(c)†
Form of Special Transaction Incentive Performance and Service-Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 9, 2024).

10.13(d)†
Form of Special Transaction Incentive Performance and Service-Based Restricted Stock Unit Agreement (for the CEO) under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 9, 2024).

10.14
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

10.16
Stockholders Agreement, dated as of August 2, 2021, by and among Hilton Grand Vacations Inc., AP VIII Dakota Holdings, L.P., AP Dakota Co-Invest, L.P., and, for the purposes of Sections 7.2 and 7.3 thereof, Hilton Worldwide Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on August 3, 2021).

10.17
Joinder Agreement, dated as of August 2, 2021, of AP VIII Dakota Holdings Borrower, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0001-37794) filed on August 3, 2021).

10.18(a)
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

10.18(b)
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

10.18(c)
Amendment No. 2 to the Credit Agreement, dated as of May 31, 2023, by and among Hilton Grand Vacations Borrower LLC, Bank of America, N.A., as administrative agent, an L/C Issuer and the Swing Line Lender and the Revolving Credit Lenders. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.18(d)*
Amendment No. 3 to the Credit Agreement, dated as of October 6, 2023 by and among Hilton Grand Vacations Borrower LLC, Hilton Grand Vacations Parent LLC, the guarantors party thereto, Bank of America N.A, as administrative agent and the Term Lenders party thereto (incorporated by reference to Exhibit 10.17(d) to the Registrant's Annual Report on Form 10-K (File No. 001-37794) filed on February 29, 2024).

10.18(e)
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

10.18(f)
Amendment No. 5 to the Credit Agreement, dated as of April 8, 2024, by and among Hilton Grand Vacations Parent LLC, Hilton Grand Vacations Borrower LLC, the guarantors party thereto, Bank of America, N.A., as the administrative agent and the Term Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 8, 2024).

10.18(g)
Amendment No. 6 to the Credit Agreement, dated as of July 18, 2024, by and among Hilton Grand Vacations Parent LLC, Hilton Grand Vacations Borrower LLC, the guarantors party thereto, Bank of America, N.A., as the administrative agent and the Term Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on November 7, 2024).

10.18(h)
Amendment No. 7 to the Credit Agreement, dated as of October 8, 2024, by and among Hilton Grand Vacations Borrower LLC, Hilton Grand Vacations Parent LLC, the guarantors party thereto and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on October 9, 2024).

10.19†
Hilton Grand Vacations Inc. Executive Deferred Compensation Plan.(incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37794) filed on November 8, 2021).

10.20†	Hilton Grand Vacations Inc. Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37794) filed on March 10, 2023).

10.21†	Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37794) filed on May 3, 2023).

10.22(a)†
Form of Restricted Stock Unit Agreement Under Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.22(b)†
Form of Restricted Stock Unit Agreement for Chief Executive Officer Under Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.22(c)†
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.22(d)†
Form of Performance and Service-Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.22(e)†
Form of Performance and Service-Based Restricted Stock Unit Agreement for the Chief Executive Officer under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.22(f)†
Form of Nonqualified Stock Option Agreement under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

10.22(g)†
Form of Nonqualified Stock Option Agreement for the Chief Executive Officer under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2023).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant's Annual Report on Form 10-K (File No. 001-37794) filed on February 29, 2024).

101.NS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

*Filed herewith.
**Furnished not filed.
***These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
†Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March 2025.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 3rd day of March 2025.

Signature	Title

/s/ Mark D. Wang	Chief Executive Officer
Mark D. Wang	(principal executive officer)

/s/ Erin Day	Executive Vice President, Finance & Acting Chief Financial Officer
Erin Day	(principal financial officer)

/s/ Carlos Hernandez	Senior Vice President and Chief Accounting Officer
Carlos Hernandez	(principal accounting officer)

/s/ Leonard A. Potter	Chairman of the Board of Directors
Leonard A. Potter

/s/ Brenda J. Bacon	Director
Brenda J. Bacon

/s/ Christine Cahill	Director
Christine Cahill

/s/ David W. Johnson	Director
David W. Johnson

/s/ Mark H. Lazarus	Director
Mark H. Lazarus

/s/ Gail Mandel	Director
Gail Mandel

/s/ Pamela H. Patsley	Director
Pamela H. Patsley

/s/ David Sambur	Director
David Sambur

/s/ Paul W. Whetsell	Director
Paul W. Whetsell