Form 10-Q
period 2025-03-31
Hilton Grand Vacations Inc.
filed 2025-05-01
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 24, 2025 was 91,666,045.

HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$259	$328
Restricted cash	311	438
Accounts receivable, net	375	315
Timeshare financing receivables, net	2,986	3,006
Inventory	2,299	2,244
Property and equipment, net	861	792
Operating lease right-of-use assets, net	85	84
Investments in unconsolidated affiliates	72	73
Goodwill	1,985	1,985
Intangible assets, net	1,800	1,787
Other assets	756	390
TOTAL ASSETS (variable interest entities - $2,206 and $2,192)	$11,789	$11,442
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$1,340	$1,125
Advanced deposits	236	226
Debt, net	4,487	4,601
Non-recourse debt, net	2,447	2,318
Operating lease liabilities	99	100
Deferred revenue	520	252
Deferred income tax liabilities	929	925
Total liabilities (variable interest entities - $2,430 and $2,318)	10,058	9,547
Commitments and contingencies - see Note 18
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 93,445,262 shares issued and outstanding as of March 31, 2025, and 96,720,179 shares issued and outstanding as of December 31, 2024	1	1
Additional paid-in capital	1,351	1,399
Accumulated retained earnings	238	352
Accumulated other comprehensive loss	(7)	—
Total stockholders' equity	1,583	1,752
Noncontrolling interest	148	143
Total equity	1,731	1,895
TOTAL LIABILITIES AND EQUITY	$11,789	$11,442
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Sales of VOIs, net	$378	$438
Fee-for-service commissions, package sales and other fees	142	145
Financing	125	104
Resort and club management	183	166
Rental and ancillary services	187	181
Cost reimbursements	133	122
Total revenues	1,148	1,156
Expenses
Cost of VOI sales	25	48
Sales and marketing	425	401
Financing	55	39
Resort and club management	54	54
Rental and ancillary services	206	173
General and administrative	46	45
Acquisition and integration-related expense	28	109
Depreciation and amortization	67	62
License fee expense	49	35
Impairment expense	—	2
Cost reimbursements	133	122
Total operating expenses	1,088	1,090
Interest expense	(77)	(79)
Equity in earnings from unconsolidated affiliates	5	5
Other gain (loss), net	6	(5)
Loss before income taxes	(6)	(13)
Income tax (expense) benefit	(6)	11
Net loss	(12)	(2)
Net income attributable to noncontrolling interest	5	2
Net loss attributable to stockholders	$(17)	$(4)
Loss per share attributable to stockholders:
Basic	$(0.17)	$(0.04)
Diluted	$(0.17)	$(0.04)
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2025	2024
Net loss	$(12)	$(2)
Derivative instrument adjustments, net of tax	(6)	4
Foreign currency translation adjustments, net of tax	(1)	(6)
Other comprehensive loss, net of tax	(7)	(2)
Comprehensive income attributable to noncontrolling interest	5	2
Comprehensive loss attributable to stockholders	$(24)	$(6)
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(12)	$(2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67	62
Amortization of deferred financing costs, acquisition premiums and other	19	25
Provision for financing receivables losses	79	64
Impairment expense	—	2
Other (gain) loss, net	(6)	5
Share-based compensation	12	9
Deferred income tax expense	6	—
Equity in earnings from unconsolidated affiliates	(5)	(5)
Return on investment in unconsolidated affiliates	5	—
Net changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(60)	24
Timeshare financing receivables, net	(93)	(78)
Inventory	(33)	(25)
Purchases and development of real estate for future conversion to inventory	(52)	(33)
Other assets	(391)	(245)
Accounts payable, accrued expenses and other	223	88
Advanced deposits	10	—
Deferred revenue	269	109
Net cash provided by operating activities	38	—
Investing Activities
Acquisitions, net of cash, cash equivalents and restricted cash acquired	—	(1,454)
Capital expenditures for property and equipment (excluding inventory)	(14)	(10)
Software capitalization costs	(18)	(9)
Net cash used in investing activities	(32)	(1,473)
Financing Activities
Proceeds from debt	645	2,060
Proceeds from non-recourse debt	750	290
Repayment of debt	(806)	(108)
Repayment of non-recourse debt	(625)	(816)
Payment of debt issuance costs	(7)	(39)
Repurchase and retirement of common stock	(150)	(99)
Payment of withholding taxes on vesting of restricted stock units	(7)	(21)
Proceeds from stock option exercises	—	6
Other	(1)	(1)
Net cash (used in) provided by financing activities	(201)	1,272
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(6)
Net decrease in cash, cash equivalents and restricted cash	(195)	(207)
Cash, cash equivalents and restricted cash, beginning of period	765	885
Cash, cash equivalents and restricted cash, end of period	570	678
Less: Restricted cash	311	323
Cash and cash equivalents	$259	$355
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2024	97	$1	$1,399	$352	$—	$143	$1,895
Net (loss) income	—	—	—	(17)	—	5	(12)
Activity related to share-based compensation	—	—	5	—	—	—	5
Foreign currency translation adjustments, net of tax	—	—	—	—	(1)	—	(1)
Derivative instrument adjustments, net of tax	—	—	—	—	(6)	—	(6)
Repurchase and retirement of common stock	(4)	—	(53)	(97)	—	—	(150)
Balance as of March 31, 2025	93	$1	$1,351	$238	$(7)	$148	$1,731

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2023	106	$1	$1,504	$593	$17	$—	$2,115
Acquisition of third-party equity interest in consolidated entity	—	—	—	—	—	158	158
Net (loss) income	—	—	—	(4)	—	2	(2)
Activity related to share-based compensation	1	—	(4)	—	—	—	(4)
Foreign currency translation adjustments, net of tax	—	—	—	—	(6)	—	(6)
Derivative instrument adjustments, net of tax	—	—	—	—	4	—	4
Repurchase and retirement of common stock	(2)	—	(33)	(68)	—	—	(101)
Balance as of March 31, 2024	105	$1	$1,467	$521	$15	$160	$2,164
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
As of March 31, 2025, we had over 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, South Carolina, California, Arizona, Virginia, and Nevada.
Basis of Presentation
The unaudited condensed consolidated financial statements presented herein include all of our assets, liabilities, revenues, expenses and cash flows as well as all entities in which we have a controlling financial interest. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other interests. If the entity is considered to be a variable interest entity (“VIE”), we determine whether we are the primary beneficiary and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50% of the voting shares of a company or otherwise have a controlling financial interest, including Bluegreen/Big Cedar Vacations LLC (“Big Cedar”), a joint venture in which HGV is deemed to hold a controlling financial interest based on its 51% equity interest, its active role as the day-to-day manager of its activities, and majority voting control of its management committee. HGV acquired its equity interest in Big Cedar as part of the Bluegreen Acquisition. All material intercompany transactions and balances have been eliminated in consolidation. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation.
During the first quarter of 2025, we renamed the line item “Sales, marketing, brand and other fees” as previously shown on the condensed consolidated statements of income, and used elsewhere within our filing, to “Fee-for-service commissions, package sales and other fees” to better align with the underlying activity. This change did not result in any reclassification of revenues and had no impact on our consolidated results for any of the periods presented.
The unaudited condensed consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to prevent information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on March 3, 2025.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 states that an entity must provide greater disaggregation of its effective tax rate reconciliation disclosure. The ASU also states that an entity must separately disclose net cash taxes paid between federal, state, and foreign jurisdictions. The guidance is effective for fiscal years beginning after December 15, 2024. The guidance is to be applied prospectively, although retrospective application is permitted. The adoption of ASU 2023-09 is expected to impact disclosures only and not have an impact on our consolidated balance sheet and consolidated statement of income.
In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 provides amendments to improve disclosure requirements of specified information about certain costs and expenses, both on an interim and annual basis. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance should be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented. The impact of adoption of ASU 2024-03 is expected to impact disclosures only and not have an impact on our consolidated balance sheet and consolidated statement of income.
NOTE 3: BLUEGREEN ACQUISITION
On January 17, 2024, we completed the Bluegreen Acquisition in an all-cash transaction, with total consideration of approximately $1.6 billion. We accounted for the Bluegreen Acquisition as a business combination and finalized our purchase price accounting as of December 31, 2024. Please refer to our annual report on Form 10-K for additional information related to the Bluegreen Acquisition.
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of HGV and Bluegreen as if we had completed the Bluegreen Acquisition on January 1, 2024, the first day of our prior fiscal year, but using the fair values of assets and liabilities as of the Bluegreen Acquisition Date. These unaudited pro forma results do not reflect any synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Bluegreen Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

Three Months Ended March 31,
($ in millions)	2024
Revenue	$1,203
Net loss	(9)

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

($ in millions)	Three Months Ended March 31,
Real Estate Sales and Financing Segment	2025	2024
Sales of VOIs, net	$378	$438
Fee-for-service commissions, package sales and other fees	142	145
Interest income	115	96
Other financing revenue	10	8
Real estate sales and financing segment revenues	$645	$687

($ in millions)	Three Months Ended March 31,
Resort Operations and Club Management Segment	2025	2024
Club management	$72	$63
Resort management	111	103
Rental(1)	174	169
Ancillary services	13	12
Resort operations and club management segment revenues	$370	$347
(1)Excludes intersegment eliminations. See Note 17: Business Segments for additional information.
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
The following table provides information on our contracts with customers which are included in Accounts receivable, net and Timeshare financing receivables, net, respectively, on our condensed consolidated balance sheets:

($ in millions)	March 31, 2025	December 31, 2024
Receivables from contracts with customers:
Accounts receivable, net	$251	$219
Timeshare financing receivables, net	2,986	3,006
Total	$3,237	$3,225
Contract liabilities include payments received or due in advance of satisfying our performance obligations. Such contract liabilities include advance deposits received on vacation packages for future stays at our resorts, deferred revenues related to sales of VOIs of projects under construction, club activation fees and annual dues, the liability for bonus points awarded to our customers for purchase of VOIs at our properties or properties under our fee-for-service arrangements that may be redeemed in the future, deferred maintenance fees and other deferred revenue.

The following table presents the composition of our contract liabilities:

($ in millions)	March 31, 2025	December 31, 2024
Contract liabilities:
Advanced deposits	$236	$226
Deferred sales of VOIs of projects under construction	218	92
Club activation fees and annual dues	177	79
Bonus point incentive liability(1)	83	86
Deferred maintenance fees	32	12
Other deferred revenue	60	35
(1)The balance includes $50 million and $52 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the three months ended March 31, 2025, that was included in the contract liabilities balance at December 31, 2024, was approximately $101 million.
Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. There were no contract assets as of March 31, 2025 and $3 million of contract assets as of December 31, 2024.
Transaction Price Allocated to Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contract revenue that has not yet been recognized. Our contracts with remaining performance obligations primarily include (i) sales of VOIs under construction, (ii) club activation fees paid at closing of a VOI purchase, (iii) customers’ advanced deposits on vacation packages and (iv) bonus points that may be redeemed in the future.
Deferred VOI sales primarily include the deferred revenues of sales associated with projects under construction and the sales of unacquired inventory. The following table presents the deferred revenue, deferred cost of VOI sales and deferred direct selling costs from sales of VOIs related to projects under construction:

($ in millions)	March 31, 2025	December 31, 2024
Sales of VOIs, net	$218	$92
Cost of VOI sales	65	28
Sales and marketing expense	34	13
During the three months ended March 31, 2025, we deferred $126 million of Sales of VOI, net, related to sales of projects under construction. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of March 31, 2025, upon their completion in 2026.
The following table includes the remaining transaction price related to Advanced deposits, Club activation fees and Bonus Points as of March 31, 2025:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$236	18 months	Upon customer stays
Club activation fees	68	7 years	Straight-line basis over average inventory holding period
Bonus point incentive liability	83	18 - 30 months	Upon redemption

NOTE 5: ACCOUNTS RECEIVABLE
Accounts receivable within the scope of ASC 326, Financial Instruments - Credit Losses are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	March 31, 2025	December 31, 2024
Fee-for-service commissions	$31	$48
Real estate and financing	20	34
Resort and club operations	200	137
Tax receivables	118	89
Other receivables	6	7
Total	$375	$315
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates.
The changes in our allowance were as follows during the three months ended March 31, 2025:

($ in millions)	Fee-for-service commissions	Real estate and financing	Resort and club operations	Total
Balance as of December 31, 2024	$24	$49	$1	$74
Current period provision for expected credit losses	2	16	12	30
Write-offs charged against the allowance	(5)	(6)	(1)	(12)
Balance as of March 31, 2025	$21	$59	$12	$92
NOTE 6: TIMESHARE FINANCING RECEIVABLES
We define our timeshare financing receivables portfolio as (i) originated and (ii) acquired. Our originated portfolio represents timeshare financing receivables that originated by the business that we acquired from Diamond Resorts International (“Diamond”), the business that we acquired from BRE Grand Islander Parent LLC (“Grand Islander”), and the business that we acquired from Bluegreen (“Bluegreen”) subsequent to each respective acquisition date and all HGV timeshare financing receivables. Our acquired portfolio includes all timeshare financing receivables acquired from Diamond (“Legacy-Diamond”), Grand Islander (“Legacy-Grand Islander”) and Bluegreen (“Legacy-Bluegreen”) that existed as of the respective acquisition dates.
The following table presents the components of each portfolio by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Securitized	$1,173	$1,168	$567	$641
Unsecuritized(1)	1,906	1,764	384	443
Timeshare financing receivables, gross	$3,079	$2,932	$951	$1,084
Unamortized non-credit acquisition premium(2)	—	—	53	62
Less: allowance for financing receivables losses	(865)	(804)	(232)	(268)
Timeshare financing receivables, net	$2,214	$2,128	$772	$878
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
(2)Non-credit premium of $97 million was recognized at the Diamond Acquisition Date, of which $15 million and $16 million remained unamortized as of March 31, 2025 and December 31, 2024, respectively. A non-credit premium of $2 million was recognized at the Grand Islander Acquisition Date of which $1 million remained unamortized as of December 31, 2024. A non-credit premium of $76 million was recognized at the Bluegreen Acquisition Date, of which $38 million and $45 million remained unamortized as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, we had timeshare financing receivables of $796 million and $455 million, respectively, securing the Timeshare Facility.

For our originated portfolio, we record an estimate of variable consideration for defaults as a reduction of revenue from financed VOI sales at the time revenue is recognized. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. For our acquired portfolio, any changes to the estimates of our allowance are recorded within Financing expense on our unaudited condensed consolidated statements of income in the period in which the change occurs.
We recognize interest income on our timeshare financing receivables as earned. As of March 31, 2025 and December 31, 2024, respectively, we had interest receivable outstanding of $22 million on our originated timeshare financing receivables. As of March 31, 2025 and December 31, 2024, we had interest receivable outstanding of $6 million and $7 million, respectively, on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our unaudited condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of March 31, 2025, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 15.0%, a weighted-average remaining term of 8.6 years and maturities through 2040. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 15.0%, a weighted-average remaining term of 6.6 years and maturities through 2040.
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
Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2024	$804	$268
Provision for financing receivables losses(1)	72	7
Write-offs	(20)	(63)
Inventory recoveries	—	29
Upgrades(3)	9	(9)
Balance as of March 31, 2025	$865	$232

($ in millions)	Originated	Acquired
Balance as of December 31, 2023	$500	$279
Initial allowance for purchased credit deteriorated financing receivables acquired during the period(2)	—	131
Provision for financing receivables losses(1)	64	—
Write-offs	(27)	(54)
Inventory recoveries	—	7
Upgrades(3)	2	(2)
Balance as of March 31, 2024	$539	$361
(1)For the Originated portfolio, this amount includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded timeshare financing receivables. For the Acquired portfolio, this amount includes incremental provision for credit loss expense from Acquired receivables.
(2)The initial allowance determined for receivables with credit deterioration was $137 million as of the Bluegreen Acquisition Date. We also reduced the initial allowance determined for receivables with credit deterioration for Legacy-Grand Islander by $6 million.
(3)Represents the initial change in allowance resulting from upgrades of Acquired receivables. Upgraded Acquired receivables and their related allowance are included in the Originated portfolio.

Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of March 31, 2025 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2025 (remaining)	$87	$91	$178
2026	124	127	251
2027	129	143	272
2028	133	160	293
2029	135	180	315
Thereafter	565	1,205	1,770
Total	$1,173	$1,906	$3,079
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
The allowance for financing receivable losses for our acquired timeshare financing receivables is remeasured at each period end and takes into consideration an estimated measure of anticipated defaults and early repayments. We consider historical timeshare financing receivables performance and the current economic environment in the re-measurement of the allowance for financing receivable losses for our acquired timeshare financing receivables. Subsequent changes to the allowance for acquired financing receivable losses are recorded within Financing expense on our unaudited condensed consolidated statements of income in the period in which the change occurs.
Our gross acquired timeshare financing receivables as of March 31, 2025 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2025 (remaining)	$57	$35	$92
2026	80	47	127
2027	83	48	131
2028	80	49	129
2029	72	50	122
Thereafter	195	155	350
Total	$567	$384	$951
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
Originated Timeshare Financing Receivables
Our originated gross balances by average FICO score of our originated timeshare financing receivables were as follows:

	Originated
	March 31, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
FICO score
700+	$975	$517	$26	$407	$1,925
600-699	344	302	6	112	764
<600	41	44	1	2	88
No score(1)	258	14	26	4	302
Total	$1,618	$877	$59	$525	$3,079
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Originated
	December 31, 2024
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
FICO score
700+	$956	$505	$23	$356	$1,840
600-699	336	287	5	95	723
<600	41	42	—	2	85
No score(1)	249	11	21	3	284
Total	$1,582	$845	$49	$456	$2,932
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following table details our gross originated timeshare financing receivables by the origination year and average FICO score as of March 31, 2025:

	Originated Timeshare Financing Receivables
($ in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO score
700+	$306	$858	$323	$234	$94	$110	$1,925
600-699	93	311	154	118	43	45	764
<600	8	31	21	16	6	6	88
No score(1)	41	134	51	27	14	35	302
Total	$448	$1,334	$549	$395	$157	$196	$3,079

Current period gross write-offs	$—	$9	$3	$4	$3	$1	$20
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

As of March 31, 2025 and December 31, 2024, we had ceased accruing interest on originated timeshare financing receivables with an aggregate principal balance of $365 million and $323 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Originated - Securitized
	March 31, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$704	$276	$7	$138	$1,125
31 - 90 days past due	15	12	—	5	32
91 - 120 days past due	5	4	—	2	11
121 days and greater past due	4	1	—	—	5
Total	$728	$293	$7	$145	$1,173

	Originated - Unsecuritized
	March 31, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$704	$400	$48	$356	$1,508
31 - 90 days past due	20	18	1	10	49
91 - 120 days past due	7	7	1	4	19
121 days and greater past due	159	159	2	10	330
Total	$890	$584	$52	$380	$1,906

	Originated - Securitized
	December 31, 2024
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$714	$279	$2	$135	$1,130
31 - 90 days past due	12	8	—	4	24
91 - 120 days past due	4	3	—	1	8
121 days and greater past due	4	2	—	—	6
Total	$734	$292	$2	$140	$1,168

	Originated - Unsecuritized
	December 31, 2024
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$683	$389	$44	$301	$1,417
31 - 90 days past due	15	15	1	7	38
91 - 120 days past due	6	6	1	3	16
121 days and greater past due	144	143	1	5	293
Total	$848	$553	$47	$316	$1,764

Acquired Timeshare Financing Receivables
Our gross balances by average FICO score of our acquired timeshare financing receivables were as follows:

	Acquired
	March 31, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$136	$40	$339	$515
600-699	100	12	179	291
<600	23	—	7	30
No score(1)	3	108	4	115
Total	$262	$160	$529	$951
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Acquired
	December 31, 2024
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$159	$44	$385	$588
600-699	114	13	203	330
<600	25	—	8	33
No score(1)	9	120	4	133
Total	$307	$177	$600	$1,084
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following tables detail our gross acquired timeshare financing receivables by the origination year and average FICO score as of March 31, 2025:

	Acquired Timeshare Financing Receivables
($ in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO score
700+	$—	$13	$185	$81	$66	$170	$515
600-699	—	5	75	46	45	120	291
<600	—	—	2	2	5	21	30
No score(1)	—	—	26	19	11	59	115
Total	$—	$18	$288	$148	$127	$370	$951

Current period gross write-offs	$—	$—	$15	$7	$4	$37	$63
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

As of March 31, 2025 and December 31, 2024, we had ceased accruing interest on acquired timeshare financing receivables with an aggregate principal balance of $201 million and $231 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Acquired - Securitized
	March 31, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$92	$76	$369	$537
31 - 90 days past due	3	1	16	20
91 - 120 days past due	2	—	5	7
121 days and greater past due	2	—	1	3
Total	$99	$77	$391	$567

	Acquired - Unsecuritized
	March 31, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$33	$59	$93	$185
31 - 90 days past due	2	1	5	8
91 - 120 days past due	—	1	2	3
121 days and greater past due	128	22	38	188
Total	$163	$83	$138	$384

	Acquired - Securitized
	December 31, 2024
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$104	$84	$418	$606
31 - 90 days past due	4	1	17	22
91 - 120 days past due	1	—	8	9
121 days and greater past due	2	1	1	4
Total	$111	$86	$444	$641

	Acquired - Unsecuritized
	December 31, 2024
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$36	$68	$112	$216
31 - 90 days past due	2	2	5	9
91 - 120 days past due	1	1	2	4
121 days and greater past due	157	20	37	214
Total	$196	$91	$156	$443

NOTE 7: INVENTORY
Inventory was comprised of the following:

($ in millions)	March 31, 2025	December 31, 2024
Completed unsold VOIs	$1,919	$1,898
Construction in process	379	345
Land, infrastructure and other	1	1
Total	$2,299	$2,244
The table below presents cost of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales:

	Three Months Ended March 31,
($ in millions)	2025	2024
Cost of sales true-up(1)	$17	$15
(1)For the three months ended March 31, 2025 and 2024, respectively, the cost of sales true-up decreased cost of VOI sales and increased inventory.
NOTE 8: CONSOLIDATED VARIABLE INTEREST ENTITIES
As of March 31, 2025, we consolidated 17 VIEs. The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
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
Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	March 31, 2025	December 31, 2024
Restricted cash	$74	$193
Timeshare financing receivables, net	2,106	1,975
Non-recourse debt, net	2,418	2,285
NOTE 9: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of March 31, 2025 and December 31, 2024, we had ownership interests in BRE Ace LLC and 1776 Holding LLC, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. These two unconsolidated affiliates have aggregated debt balances of $371 million and $384 million as of March 31, 2025 and December 31, 2024, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totaled $72 million and $73 million as of March 31, 2025 and December 31, 2024, respectively, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 16: Related Party Transactions for additional information.
During the three months ended March 31, 2025, we received a cash distribution of $5 million from our investment in BRE Ace LLC.
For these VIEs, our investment interests are included in the condensed consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the unaudited condensed consolidated statements of income as Equity in earnings from unconsolidated affiliates.

NOTE 10: INTANGIBLE ASSETS
Intangible assets and related accumulated amortization were as follows:

	March 31, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(24)	$24
Management contracts	1,866	(510)	1,356
Club member relationships	174	(80)	94
Capitalized software	318	(176)	142
Marketing agreements	154	(14)	140
Other contract-related intangible assets	50	(6)	44
Total	$2,610	$(810)	$1,800

	December 31, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(22)	$26
Management contracts	1,819	(479)	1,340
Club member relationships	174	(76)	98
Capitalized software	302	(167)	135
Marketing agreements	154	(11)	143
Other contract-related intangible assets	50	(5)	45
Total	$2,547	$(760)	$1,787
Amortization expense on intangible assets was $50 million and $51 million for the three months ended March 31, 2025 and 2024, respectively. No intangible impairment charges were recognized during the three months ended March 31, 2025 and 2024, respectively.
NOTE 11: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	March 31, 2025	December 31, 2024
Debt(1)
Senior secured credit facility
Term loan A with a rate of 5.974%, due 2028	$400	$400
Term loan B with a rate of 6.324%, due 2028	855	858
Term loan B with a rate of 6.324%, due 2031	891	893
Revolver with a rate of 6.116%, due 2030	78	233
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Senior notes with a rate of 6.625%, due 2032	900	900
Other debt(4)	84	38
Total debt, gross	4,558	4,672
Less: unamortized deferred financing costs and discounts(2)(3)(5)	(71)	(71)
Total debt, net	$4,487	$4,601
(1)As of March 31, 2025 and December 31, 2024, weighted-average interest rates were 5.993% and 6.140%, respectively.
(2)Amount includes unamortized deferred financing costs related to our term loans and senior notes of $40 million and $24 million, respectively, as of March 31, 2025 and $39 million and $25 million, respectively, as of December 31, 2024. This amount also includes unamortized original issuance discounts of $5 million as of March 31, 2025 and December 31, 2024, respectively.
(3)Amount does not include unamortized deferred financing costs of $5 million and $3 million as of March 31, 2025 and December 31, 2024, respectively, related to our revolving facility which are included in Other assets in our unaudited condensed consolidated balance sheets.

(4)This amount includes $5 million and $6 million related to the recourse portion on the NBA Receivables Facility as of March 31, 2025 and December 31, 2024, respectively, which is generally limited to the greater of 15% of the outstanding borrowings and $5 million, subject to certain exceptions.
(5)Amount also includes unamortized discount of $2 million related to the Bluegreen debt recognized at the Bluegreen Acquisition Date as of March 31, 2025 and December 31, 2024.
Senior secured credit facility
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
As of March 31, 2025, we had $52 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of March 31, 2025. As of March 31, 2025, we have $870 million remaining borrowing capacity under the revolver facility.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the SOFR-based senior secured credit facility. As of March 31, 2025, these interest rate swaps convert the SOFR-based variable rate on our Term Loan B due 2028 to average fixed rates of 1.55% per annum with maturities between 2026 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of March 31, 2025, the aggregate notional values of the interest rate swaps under our Term Loan B due 2028 was $550 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and are recorded at their estimated fair value as an asset in Other assets in our condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the estimated fair values of our cash flow hedges were $30 million and $37 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. We classify cash inflows and outflows from derivatives that hedge interest rate risk within operating activities in the unaudited condensed consolidated statements of cash flows.
The following table reflects the activity, net of tax, in Accumulated other comprehensive loss related to our derivative instruments during the three months ended March 31, 2025:

Net unrealized gain on derivative instruments
Balance as of December 31, 2024	$28
Other comprehensive loss before reclassifications, net	(3)
Reclassifications to net loss	(3)
Balance as of March 31, 2025	$22
Senior Notes due 2032
The Senior Notes due 2032 are guaranteed on a senior secured basis by certain of our subsidiaries. We were in compliance with all applicable financial covenants as of March 31, 2025.
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of March 31, 2025.

Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	March 31, 2025	December 31, 2024
Non-recourse debt(1)
Timeshare Facility with an average rate of 5.908%, due 2027(2)	$750	$428
HGV Securitized Debt 2018 with a weighted average rate of 3.602%, due 2032	36	41
HGV Securitized Debt 2019 with a weighted average rate of 2.431%, due 2033	43	48
HGV Securitized Debt 2022-1 with a weighted average rate of 4.304%, due 2034	69	78
HGV Securitized Debt 2022-2 with a weighted average rate of 4.826%, due 2037	116	129
HGV Securitized Debt 2023 with a weighted average rate of 5.937%, due 2038	151	172
HGV Securitized Debt 2024-2 with a weighted average rate of 5.685%, due 2038	275	302
HGV Securitized Debt 2024-1 with a weighted average rate of 6.419%, due 2039	146	175
HGV Securitized Debt 2020 with a weighted average rate of 3.658%, due 2039	62	67
HGV Securitized Debt 2024-3 with a weighted average rate of 5.182% due 2040	441	482
Grand Islander Securitized Debt with a weighted average rate of 3.316%, due 2033	33	37
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2033	55	61
Bluegreen Securitized Debt 2018 with a weighted average rate of 4.019%, due 2034	16	17
Bluegreen Securitized Debt 2020 with a weighted average rate of 2.597%, due 2036	36	40
Bluegreen Securitized Debt 2022 with a weighted average rate of 4.599%, due 2037	80	87
Bluegreen Securitized Debt 2023 with a weighted average rate of 6.321%, due 2038	132	147
Quorum Purchase Facility with an average rate of 5.022%, due 2034	5	6
NBA Receivables Facility with an average rate of 6.080%, due 2031(5)	29	33
Total non-recourse debt, gross	2,475	2,350
Less: unamortized deferred financing costs and discount(3)(4)	(28)	(32)
Total non-recourse debt, net	$2,447	$2,318
(1)As of March 31, 2025 and December 31, 2024, weighted-average interest rates were 5.342% and 5.235%, respectively.
(2)The revolving commitment period of the Timeshare Facility terminates in November 2026; however, the repayment maturity date extends 12 months beyond the commitment termination date to November 2027.
(3)Amount relates to securitized debt only and does not include unamortized deferred financing costs of $2 million as of March 31, 2025 and December 31, 2024, respectively, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.
(4)Amount also includes unamortized discount of $1 million and $2 million as of March 31, 2025 and December 31, 2024, respectively, related to the Grand Islander securitized debt recognized at the Grand Islander Acquisition Date and unamortized discount of $8 million and $9 million as of March 31, 2025 and December 31, 2024, respectively, related to the Bluegreen securitized and non-recourse debt recognized at the Bluegreen Acquisition Date.
(5)Recourse on the NBA Receivables Facility is generally limited to the greater of 15% of the outstanding borrowings and $5 million, subject to certain exceptions.
The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of March 31, 2025, our Timeshare Facility has a remaining borrowing capacity of $100 million.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $74 million and $193 million as of March 31, 2025 and December 31, 2024, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.

Debt Maturities
The contractual maturities of our debt and non-recourse debt as of March 31, 2025 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2025 (remaining nine months)	$22	$332	$354
2026	106	371	477
2027	24	1,038	1,062
2028	1,240	223	1,463
2029	870	177	1,047
Thereafter	2,296	334	2,630
Total	$4,558	$2,475	$7,033
NOTE 12: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	March 31, 2025
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$2,986	$—	$3,262
Liabilities:
Debt, net(2)	4,487	4,257	175
Non-recourse debt, net(2)	2,447	1,693	768

	December 31, 2024
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$3,006	$—	$3,203
Liabilities:
Debt, net(2)	4,601	4,309	283
Non-recourse debt, net(2)	2,318	1,873	446
(1)Carrying amount net of allowance for financing receivables losses.
(2)Carrying amount net of unamortized deferred financing costs and discounts.
Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values. The table above excludes interest rate swaps discussed below and cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other and advanced deposits, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.
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
NOTE 13: INCOME TAXES
The effective tax rate for the three months ended March 31, 2025 and 2024 was approximately (55)% and 73%, respectively. The effective tax rate decrease year over year is due to discrete items relative to overall earnings. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21% is primarily due to discrete items, which are primarily related to unrecognized tax benefits and the Bluegreen Acquisition.
NOTE 14: SHARE-BASED COMPENSATION
Stock Plan
The 2023 Omnibus Incentive Plan (“2023 Plan”) authorizes the issuance of restricted stock units (“Service RSUs” or “RSUs”), nonqualified stock options (“Options”), time and performance-vesting restricted stock units (“Performance RSUs” or “PSUs”), and stock appreciation rights (“SARs”) to certain employees and directors. As of March 31, 2025, there were 2,576,027 shares of common stock available for future issuance under the 2023 plan. We recognized share-based compensation expense of $12 million and $9 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, unrecognized compensation cost for unvested awards was approximately $98 million, which is expected to be recognized over a weighted average period of 1.9 years.
Service RSUs
During the three months ended March 31, 2025, we issued 917,021 Service RSUs with a weighted-average grant date fair value of $41.00, which vest in annual installments over three years from the date of grant, subject to the individual’s continued employment through the applicable vesting date.
Options
During the three months ended March 31, 2025, we did not grant any Options. As of March 31, 2025, we had 2,215,002 Options outstanding that were exercisable.
Performance RSUs
During the three months ended March 31, 2025, we issued 444,947 Performance RSUs with a weighted-average grant date fair value of $41.00. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.
We determined that the performance conditions for our Performance RSUs are probable of achievement, and we recognized compensation expense based on the number of Performance RSUs we expect to vest.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017 and was subsequently amended in 2022. In connection with the ESPP, we reserved 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. During the three months ended March 31, 2025 and 2024, we recognized less than $1 million of compensation expense related to this plan, respectively.

NOTE 15: LOSS PER SHARE
The following tables present the calculation of our basic and diluted earnings per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations:

	Three Months Ended March 31,
($ and shares outstanding in millions, except per share amounts)	2025	2024
Basic EPS:
Numerator:
Net loss attributable to stockholders	$(17)	$(4)
Denominator:
Weighted average shares outstanding	95.5	105.1
Basic EPS(1)	$(0.17)	$(0.04)
Diluted EPS:
Numerator:
Net loss attributable to stockholders	$(17)	$(4)
Denominator:
Weighted average shares outstanding	95.5	105.1
Diluted EPS(1)	$(0.17)	$(0.04)
(1)Earnings per share amounts are calculated using whole numbers.
Potentially dilutive shares of 1,307,252 and 1,553,010 for the three months ended March 31, 2025 and 2024, respectively, were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share as a result of our net loss position.
Share Repurchases
On August 7, 2024, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an aggregate of $500 million of our outstanding shares of common stock over a two-year period (the “2024 Repurchase Plan”).
The following table summarizes stock repurchase activity under the share repurchase programs as of March 31, 2025:

(in millions)	Shares	Cost
As of December 31, 2024	41	$1,549
Repurchases	4	150
As of March 31, 2025	45	$1,699
From April 1, 2025, through April 24, 2025, we repurchased approximately 1.8 million shares for $60 million. As of April 24, 2025, we had $218 million of remaining availability under the share repurchase program.
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
We record Equity in earnings from our unconsolidated affiliates in our unaudited condensed consolidated statements of income. See Note 9: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Elara, a Hilton Grand Vacations Club and Liberty Place Charleston, a Hilton Club. These amounts are summarized in the following table and are included in Fee-for-service commissions, package sales and other fees on our unaudited condensed consolidated statements of income as of the date they became related parties.

	Three Months Ended March 31,
($ in millions)	2025	2024
Equity in earnings from unconsolidated affiliates	$5	$5
Commissions and other fees	39	36
We also had $1 million and $5 million of outstanding receivables related to these fee-for-service agreements included in Accounts receivable, net on our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
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
The following table below presents revenues for our reportable segment results which include the acquired Bluegreen operations, within both segments and as the Bluegreen Acquisition Date, reconciled to consolidated amounts:

	Three Months Ended March 31,
($ in millions)	2025	2024
Revenues:
Real estate sales and financing	$645	$687
Resort operations and club management(1)	391	360
Total segment revenues	1,036	1,047
Cost reimbursements	133	122
Intersegment eliminations(1)	(21)	(13)
Total revenues	$1,148	$1,156
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. We account for intersegment revenues as if they were sales to third parties at current market prices.

The following table presents Adjusted EBITDA for our reportable segments:

For the three months ended March 31, 2025	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$645		$370		$1,015
Intersegment revenues	—		21		21
Total segment revenues	645		391		1,036	(a)
Less:
Cost of VOI Sales	25		—		25
Selling expense	195		—		195
Marketing expense	230		—		230
Financing expense	55		—		55
Club expense	—		20		20
Property management expense	—		34		34
Rental expense	—		195		195
Other expenses	—		11		11
Total segment expenses	505	(b)	260	(c)	765
Other:
Share-based compensation expense	4		2		6
Other segment adjustment items	10		—		10	(d)
Intersegment elimination	(21)		—		(21)	(a)
Segment Adjusted EBITDA	$133		$133		$266

For the three months ended March 31, 2024	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$687		$347		$1,034
Intersegment revenues	—		13		13
Total segment revenues	687		360		1,047	(a)
Less:
Cost of VOI Sales	48		—		48
Selling expense	158		—		158
Marketing expense	212		—		212
Financing expense	39		—		39
Club expense	—		20		20
Property management expense	—		34		34
Rental expense	—		163		163
Other expenses	31		10		41
Total segment expenses	488	(b)	227	(c)	715
Other:
Share-based compensation expense	3		1		4
Other segment adjustment items	17		—		17	(d)
Intersegment elimination	(13)		—		(13)	(a)
Segment Adjusted EBITDA	$206		$134		$340
(a) Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. We account for intersegment revenues as if they were sales to third parties at current market prices.
(b) Consists of Costs of VOI Sales, Sales and Marketing, and Financing expense on the condensed consolidated statements of income.
(c) Consists of Resort and club management and Rental and ancillary services expense on the condensed consolidated statements of income.
(d) Consists of costs associated with restructuring, one-time charges, other non-cash items, and for the Real Estate and Financing Segment, amortization of fair value premiums and discounts resulting from purchase accounting.

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income (loss) and net income (loss) attributable to stockholders:

	Three Months Ended March 31,
($ in millions)	2025	2024
Adjusted EBITDA:
Real estate sales and financing(1)	$133	$206
Resort operations and club management(1)	133	134
Segment Adjusted EBITDA	266	340
Acquisition and integration-related expense	(28)	(109)
General and administrative	(46)	(45)
Depreciation and amortization	(67)	(62)
License fee expense	(49)	(35)
Other gain (loss), net	6	(5)
Interest expense	(77)	(79)
Income tax (expense) benefit	(6)	11
Equity in earnings from unconsolidated affiliates	5	5
Impairment expense	—	(2)
Other adjustment items(2)	(16)	(21)
Net loss	(12)	(2)
Net income attributable to noncontrolling interest	5	2
Net loss attributable to stockholders	$(17)	$(4)
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)These amounts include costs associated with share-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

($ in millions)	March 31, 2025	December 31, 2024
Real estate sales and financing	$7,421	$7,349
Resort operations and club management	3,539	3,163
Total segment assets	10,960	10,512
Corporate	829	930
Total assets	$11,789	$11,442
The following table presents capital expenditures for property and equipment (including inventory and leases) for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended March 31,
($ in millions)	2025	2024
Real estate sales and financing	$58	$39
Resort operations and club management	—	—
Total segment capital expenditures	58	39
Corporate	16	11
Total capital expenditures	$74	$50
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
As of March 31, 2025, HGV had sales and marketing operations at a total of 138 Bass Pro Shops and Cabela’s Stores, including 8 virtual kiosks.
Other Commitments
We have fulfilled certain arrangements with developers where we were committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2025, we were committed to purchase approximately $120 million of inventory over a period of 11 years and $18 million of other commitments in the normal course of business. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.
During the three months ended March 31, 2025, we fulfilled $6 million of purchases required under our inventory commitments for a property in Missouri. As of March 31, 2025, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2025 (remaining)	2026	2027	2028	2029	Thereafter	Total
Marketing and license fee agreements	$40	$37	$38	$38	$38	$134	$325
Inventory purchase obligations(1)(2)	22	34	8	8	8	40	120
Other commitments(3)	9	5	1	1	1	1	18
Total	$71	$76	$47	$47	$47	$175	$463
(1)Commitments for a properties in Missouri and New York.
(2)For the property in New York, the payments are subject to the seller obtaining the inventory and providing clear title.
(3)Primarily relates to commitments related to information technology and sponsorships.
Litigation Contingencies
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We evaluate these legal proceedings and claims at each balance sheet date to determine the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to reasonably estimate the amount of loss. We record a contingent litigation liability when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2025 and December 31, 2024, we accrued liabilities of approximately $7 million, respectively, for all legal matters.
On July 22, 2024, an adverse interim award was entered in an arbitration related to a matter that existed as of the Bluegreen Acquisition Date involving Bluegreen Vacations Unlimited, Inc. (“BVU”), a Bluegreen subsidiary, in connection with an alleged breach of a purchase and sale agreement for The Manhattan Club property in New York, New York. Prior to any decision by the arbitration panel on potential damages for breach, the interim award allowed BVU to propose a cure for the breach. We and the opposing party both proposed forms of cure to the arbitration panel. On February 10, 2025, the arbitration panel issued a decision on what is required to cure, which included purchases of inventory and assuming the management agreement at The Manhattan Club. We completed the first steps of cure on February 20, 2025 and February 26, 2025, and intend to continue with cure.
As part of the cure, the management agreement was assumed during the first quarter of 2025 for $47.5 million in exchange for a note payable. See Note 10: Intangibles and Note 11: Debt and Non-recourse Debt for additional information. Additionally, the cure provided for BVU to purchase $7.5 million of inventory per quarter beginning February 26, 2025 until all missed quarterly purchases of inventory between October 2019 and February 10, 2025 have been completed totaling approximately $39 million, subject to the opposing party being able to obtain the inventory and providing clear title. Once cured, the quarterly inventory purchase commitment will be approximately $1.9 million through May 2035, subject to the opposing party being able to obtain the inventory and providing clear title.
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

Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $669 million as of March 31, 2025, which primarily consist of escrow, subsidy and construction related bonds.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024.
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
For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” and the Summary of Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplemented and updated by the risk factors described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.
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
As of March 31, 2025, we have over 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, South Carolina, California, Arizona, Virginia, and Nevada. Our properties feature spacious, condominium-style accommodations with superior amenities and quality service. We have rebranded many of the Diamond properties, and we expect to continue this process for a majority of the remaining Diamond properties. During 2025, we anticipate rebranding certain Bluegreen properties to Hilton Grand Vacations brands by meeting Hilton standards.
As of March 31, 2025, we had approximately 725,000 members across our Club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at any Hilton Grand Vacations resort, any property in the Hilton system of 24 industry-leading brands across approximately 8,400 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options. Bluegreen Vacation Club members have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to other hotels and resorts through Bluegreen partnerships and exchange networks.
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
For the three months ended March 31, 2025, sales from fee-for-service and just-in-time inventory were 15%, and 10% of contract sales, respectively. See “Key Business and Financial Metrics — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will become available for sale in the future upon registration, delivery or construction is $13.2 billion at current pricing. Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 28% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Europe, Canada, Mexico, and Asia. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have approximately 100 sales distribution centers in various domestic and international locations. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers, and have an affinity with our brands.
With the Bluegreen Acquisition, our marketing and sales activities also include marketing relationships with nationally-recognized consumer brands such as Bass Pro, a fishing, marine, hunting, camping and sports gear retailer, and Choice Hotels. In November 2023, HGV signed a 10-year exclusive marketing agreement with Bass Pro that provides HGV with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. This agreement became effective on the Bluegreen Acquisition Date. As of March 31, 2025, HGV had sales and marketing operations at a total of 138 Bass Pro Shops and Cabela’s Stores, including 8 virtual kiosks. Additionally, the joint venture between HGV and Bass Pro includes four high-end wilderness resorts under the Big Cedar Lodge brand. We also assumed an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages.
Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the three months ended March 31, 2025, 75% of our contract sales were to our existing owners, compared to 76% for the three months ended March 31, 2024.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 64% and 65% for the three months ended March 31, 2025 and 2024, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by all contract sales volume originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Three Months Ended March 31,
	2025	2024
Weighted-average FICO score	736	744

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
Key Business and Financial Metrics
Real Estate Sales Operating Metrics
We measure our performance using the following key operating metrics:
•Contract sales represents the total amount of VOI products (fee-for-service, just-in-time, developed, and points-based) under purchase agreements signed during the period where we have received a down payment of at least 10% of the contract price. Contract sales differ from revenues from the Sales of VOIs, net that we report in our unaudited condensed consolidated statements of income due to the requirements for revenue recognition, as well as adjustments for incentives. While we do not record the purchase price of sales of VOI products developed by fee-for-service partners as revenue in our condensed consolidated financial statements, rather recording the commission earned as revenue in accordance with U.S. GAAP, we believe contract sales to be an important operational metric, reflective of the overall volume and pace of sales in our business and believe it provides meaningful comparability of our results to the results of our competitors which may source their VOI products differently. We believe that the presentation of contract sales on a combined basis (fee-for-service, just-in-time, developed and points-based) is most appropriate for the purpose of the operating metric; additional information regarding the split of contract sales, is included in “—Real Estate” below.
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
Adjusted EBITDA Attributable to Stockholders is Adjusted EBITDA excluding amounts attributable to the noncontrolling interest in Bluegreen/Big Cedar Vacations LLC (“Big Cedar”), a joint venture in which HGV is deemed to hold a controlling financial interest based on its 51% equity interest, its active role as the day-to-day manager of its activities, and majority voting control of its management committee.
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
See below under “Segment Results” for reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders to net income (loss) attributable to stockholders and net income (loss), our most comparable U.S. GAAP financial measures.
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
•Sales revenue represents sales of VOIs, net, and Fee-for-service commissions earned from the sale of fee-for-service VOIs. Fee-for-service commissions represents Fee-for-service commissions, package sales and other fees, which corresponds to the applicable line item from our unaudited condensed consolidated statements of income, adjusted by package sales and other fees earned primarily from discounted marketing related packages which encompass a sales tour to prospective owners. Real estate expense represents costs of VOI sales and Sales and marketing expense, net. Sales and marketing expense, net represents sales and marketing expense, which corresponds to the applicable line item from our unaudited condensed consolidated statements of income, adjusted by package sales and other fees earned primarily from discounted marketing related packages which encompass a sales tour to prospective owners. Both fee-for-service commissions and sales and marketing expense, net, represent non-GAAP measures. We present these items net because it provides a meaningful measure of our underlying real estate profit related to our primary real estate activities which focus on the sales and costs associated with our VOIs.
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
•Financing profit represents financing revenue, net of financing expense, both of which correspond to the applicable line items from our unaudited condensed consolidated statements of income. Financing profit margin is calculated as a percentage by dividing financing profit by financing revenue. We consider this to be an important non-GAAP operating measure because it measures the efficiency and profitability of our financing business in connection with our VOI sales.
•Resort and club management profit represents resort and club management revenue, net of resort and club management expense, both of which correspond to the applicable line items from our unaudited condensed consolidated statements of income. Resort and club management profit margin is calculated as a percentage by dividing resort and club management profit by resort and club management revenue. We consider this to be an important non-GAAP operating measure because it measures the efficiency and profitability of our resort and club management business that support our VOI sales business.
•Rental and ancillary services profit represents rental and ancillary services revenues, net of rental and ancillary services expenses, both of which correspond to the applicable line items from our unaudited condensed consolidated statements of income. Rental and ancillary services profit margin is calculated as a percentage by dividing rental and ancillary services profit by rental and ancillary services revenue. We consider this to be an important non-GAAP operating measure because it measures our ability to convert available inventory and unoccupied rooms into revenue and profit by transient rentals, as well as profitability of other services, such as food and beverage, retail, spa offerings and other guest services.
Each of the foregoing four profit measures is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our calculation of such measures may not be comparable to similarly titled measures of other companies. Furthermore, these measures have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss) or other methods of analyzing our results as reported under U.S. GAAP. Such limitations include the fact that these measures only include those revenues and expenses related to one of the four specified operating activities as opposed to on a consolidated basis, and other limitations that are similar to those discussed above under “EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders.” See below under “Reconciliation of Non-GAAP Profit Measures to GAAP Measure” for reconciliation of these four profit measures to net income (loss) attributable to stockholders and net income (loss), our most comparable U.S. GAAP financial measures.

Results of Operations
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Segment Results
The following tables present our revenues by segment. We do not include equity in earnings from unconsolidated affiliates in our measures of segment operating performance.

	Three Months Ended March 31,		Variance
($ in millions)	2025	2024	$	%
Revenues:
Real estate sales and financing	$645	$687	$(42)	(6.1)
Resort operations and club management	391	360	31	8.6
Total segment revenues	1,036	1,047	(11)	(1.1)
Cost reimbursements	133	122	11	9.0
Intersegment eliminations(1)	(21)	(13)	(8)	61.5
Total revenues	$1,148	$1,156	$(8)	(0.7)
(1)See Note 17: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.
The following table reconciles net income (loss) attributable to stockholders and net income (loss), our most comparable U.S. GAAP financial measures, to EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders:

	Three Months Ended March 31,		Variance(1)
($ in millions)	2025	2024	$	%
Net loss attributable to stockholders	$(17)	$(4)	$(13)	NM
Net income attributable to noncontrolling interest	5	2	3	NM
Net loss	(12)	(2)	(10)	NM
Interest expense	77	79	(2)	(2.5)
Income tax expense (benefit)	6	(11)	17	NM
Depreciation and amortization	67	62	5	8.1
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	1	(1)	(100.0)
EBITDA	138	129	9	7.0
Other (gain) loss, net	(6)	5	(11)	NM
Share-based compensation expense	12	9	3	33.3
Impairment expense	—	2	(2)	(100.0)
Acquisition and integration-related expense	28	109	(81)	(74.3)
Other adjustment items(2)	13	22	(9)	(40.9)
Adjusted EBITDA	185	276	(91)	(33.0)
Adjusted EBITDA attributable to noncontrolling interest	5	3	2	66.7
Adjusted EBITDA attributable to stockholders	$180	$273	$(93)	(34.1)
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

	Three Months Ended March 31,		Variance
($ in millions)	2025	2024	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$133	$206	$(73)	(35.4)
Resort operations and club management(1)	133	134	(1)	(0.7)
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	5	6	(1)	(16.7)
License fee expense	(49)	(35)	(14)	40.0
General and administrative(2)	(37)	(35)	(2)	5.7
Adjusted EBITDA	185	276	(91)	(33.0)
Adjusted EBITDA attributable to noncontrolling interest	5	3	2	66.7
Total Adjusted EBITDA attributable to stockholders	$180	$273	$(93)	(34.1)
(1)Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments
(2)Adjusts for segment related share-based compensation, depreciation and other adjustment items.
Real estate sales and financing Adjusted EBITDA decreased by $73 million for the three months ended March 31, 2025, compared to the same period in 2024 primarily due to decreased Sales of VOIs, net of $60 million and increased Sales and marketing expense of $24 million, partially offset by decreased Cost of VOI Sales of $23 million and increased Financing profit of $5 million.
Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the Real estate sales and financing segment.
Resort operations and club management segment adjusted EBITDA remained consistent for the three months ended March 31, 2025, compared to the same period in 2024.
Refer to “— Resort and Club Management” and “—Rental and Ancillary Services” for further discussion on the revenues and expenses of the Resort operations and club management segment.

Reconciliation of Non-GAAP Profit Measures to GAAP Measure
The following table reconciles net income (loss) attributable to stockholders and net income (loss), our most comparable U.S. GAAP financial measures, to EBITDA and the total of our real estate, financing, resort and club management, and rental and ancillary services profit measures.

	Three Months Ended March 31,		Variance(1)
($ in millions)	2025	2024	$	%
Net loss attributable to stockholders	$(17)	$(4)	$(13)	NM
Net income attributable to noncontrolling interest	5	2	3	NM
Net loss	(12)	(2)	(10)	NM
Interest expense	77	79	(2)	(2.5)
Income tax expense (benefit)	6	(11)	17	NM
Depreciation and amortization	67	62	5	8.1
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	1	(1)	(100.0)
EBITDA	138	129	9	7.0
Other (gain) loss, net	(6)	5	(11)	NM
Equity in earnings from unconsolidated affiliates(2)	(5)	(6)	1	(16.7)
Impairment expense	—	2	(2)	(100.0)
License fee expense	49	35	14	40.0
Acquisition and integration-related expense	28	109	(81)	(74.3)
General and administrative	46	45	1	2.2
Profit	$250	$319	$(69)	(21.6)

Real estate profit	$70	$134	$(64)	(47.8)
Financing profit	70	65	5	7.7
Resort and club management profit	129	112	17	15.2
Rental and ancillary services profit	(19)	8	(27)	NM
Profit	$250	$319	$(69)	(21.6)
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Excludes impact of interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates of $1 million for the three months ended March 31, 2024.

Reconciliation of Non-GAAP Real Estate Measures to GAAP Measures
The following table reconciles our Fee-for-service commissions, package sales and other fees revenue, our most comparable U.S. GAAP financial measure, to Fee-for-service commissions, and Sales and marketing expense, our most comparable U.S. GAAP financial measure, to Sales and marketing expense, net. Fee-for-service commissions and Sales and marketing expense, net, are used in calculating our real estate profit and real estate profit margin. See “Real Estate Sales and Financing Segment—Real Estate” below.

	Three Months Ended March 31,		Variance
($ in millions)	2025	2024	$	%
Fee-for-service commissions, package sales and other fees	$142	$145	$(3)	(2.1)
Less: Package sales and other fees(1)	(74)	(81)	7	(8.6)
Fee-for-service commissions	$68	$64	$4	6.3

Sales and marketing expense	$425	$401	$24	6.0
Less: Package sales and other fees(1)	(74)	(81)	7	(8.6)
Sales and marketing expense, net	$351	$320	$31	9.7
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended March 31,		Variance
($ in millions)	2025	2024	$
Sales of VOIs (deferrals)	$(126)	$(39)	$(87)
Sales of VOIs recognitions	—	41	(41)
Net Sales of VOIs (deferrals) recognitions	(126)	2	(128)
Cost of VOI sales (deferrals)	(37)	(11)	(26)
Cost of VOI sales recognitions	—	10	(10)
Net Cost of VOI sales (deferrals) recognitions	(37)	(1)	(36)
Sales and marketing expense (deferrals)	(21)	(6)	(15)
Sales and marketing expense recognitions	—	6	(6)
Net Sales and marketing expense (deferrals) recognitions	(21)	—	(21)
Net construction (deferrals) recognitions	$(68)	$3	$(71)

Real Estate
See “Reconciliation of Profit Measures to GAAP Measure” above.

	Three Months Ended March 31,		Variance (1)
($ in millions, except Tour flow and VPG)	2025	2024	$	%
Contract sales	$721	$631	$90	14.3
Adjustments:
Fee-for-service sales(2)	(111)	(100)	(11)	11.0
Provision for financing receivables losses	(72)	(64)	(8)	12.5
Reportability and other:
Net recognition (deferral) of sales of VOIs under construction (3)	(126)	2	(128)	NM
Other(4)	(34)	(31)	(3)	9.7
Sales of VOIs, net	$378	$438	$(60)	(13.7)
Tour flow	174,525	174,138	387
VPG	$4,111	$3,593	$518
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Represents contract sales from fee-for-service properties on which we earn Fee-for-service commissions and brand fees.
(3) Represents the net recognition of revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(3)Includes adjustments for revenue recognition, including sales incentives and amounts in rescission.
Contract sales increased by $90 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to an increase in VPG 14.4% and new inventory available for sale during the fourth quarter of 2024.

	Three Months Ended March 31,		Variance
($ in millions)	2025	2024	$	%
Sales of VOIs, net	$378	$438	$(60)	(13.7)
Fee-for-service commissions	68	64	4	6.3
Sales revenue	446	502	(56)	(11.2)
Less:
Cost of VOI sales	25	48	(23)	(47.9)
Sales and marketing expense, net	351	320	31	9.7
Real estate expense	376	368	8	2.2
Real estate profit	$70	$134	$(64)	(47.8)
Real estate profit margin(1)	15.7%	26.7%
(1)Excluding the marketing revenue and other fees adjustment, Real estate profit margin was 13.5% and 23.0% for the three months ended March 31, 2025 and 2024, respectively.
Real estate profit decreased $64 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a decrease in Sales of VOI, net and increase in Sales and marketing expense, net partially offset by a decrease in Cost of VOI sales.
Sales revenue decreased $56 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to net deferrals during the first quarter of 2025 of $126 million, compared to a net recognition of $2 million in the first quarter of 2024, partially offset by an increase in owned contract sales of $79 million.
Real estate expense increased $8 million for the three months ended March 31, 2025, compared to the same periods in 2024, primarily due to net deferrals of $58 million during the first quarter of 2025, compared to a net deferral of $1 million in the first quarter of 2024, partially offset by increases in selling expenses of $36 million and marketing expenses of $18 million.

Financing

	Three Months Ended March 31,		Variance
($ in millions)	2025	2024	$	%
Interest income	$123	$112	$11	9.8
Other financing revenue	10	8	2	25.0
Premium amortization of acquired timeshare financing receivables	(8)	(16)	8	(50.0)
Financing revenue	125	104	21	20.2
Consumer financing interest expense	29	23	6	26.1
Other financing expense	25	14	11	78.6
Amortization of acquired non-recourse debt discounts and premiums, net	1	2	(1)	(50.0)
Financing expense	55	39	16	41.0
Financing profit	$70	$65	$5	7.7
Financing profit margin	56.0%	62.5%
Financing profit increased by $5 million for the three months ended March 31, 2025, compared to the same period in 2024 primarily due to an increase in financing revenue, offset by an increase in financing expense.
Financing revenue increased by $21 million for three months ended March 31, 2025, compared to the same period in 2024, primarily due to an increase in the weighted average outstanding balance of the timeshare financing receivables portfolio and a decrease in the premium amortization of the acquired timeshare financing receivables of $8 million.
Financing expense increased by $16 million for three months ended March 31, 2025, compared to the same period in 2024, primarily due to an increase of $9 million of expenses incurred to manage our portfolios and an increase in consumer financing interest expense of $6 million due to an increase in the non-recourse debt balance.
Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended March 31,		Variance
($ in millions)	2025	2024	$	%
Club management revenue	$72	$63	$9	14.3
Resort management revenue	111	103	8	7.8
Resort and club management revenues	183	166	17	10.2
Club management expense	20	20	—	—
Resort management expense	34	34	—	—
Resort and club management expenses	54	54	—	—
Resort and club management profit	$129	$112	$17	15.2
Resort and club management profit margin	70.5%	67.5%
Resort and club management profit increased by $17 million for the three months ended March 31, 2025, compared to the same period in 2024, due to the increase in revenues.
Resort and club management revenue increased $17 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to increases in revenue from annual club dues of $5 million, management fee revenue of $4 million and $3 million of license fee revenue.
Resort and club management expenses remained consistent for the three months ended March 31, 2025, compared to the same period in 2024.

Rental and Ancillary Services

	Three Months Ended March 31,		Variance(1)
($ in millions)	2025	2024	$	%
Rental revenues	$174	$169	$5	3.0
Ancillary services revenues	13	12	1	8.3
Rental and ancillary services revenues	187	181	6	3.3
Rental expenses	195	163	32	19.6
Ancillary services expense	11	10	1	10.0
Rental and ancillary services expenses	206	173	33	19.1
Rental and ancillary services profit	$(19)	$8	$(27)	NM
Rental and ancillary services profit margin	(10.2)%	4.4%
(1) NM - fluctuation in terms of percentage change is not meaningful.
    Rental and ancillary services profit decreased by $27 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to an increase in rental expenses, partially offset by an increase in rental revenues.
Rental and ancillary services revenue increased $6 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to an increase in arrivals for transient stays.
Rental and ancillary services expenses increased $33 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to an increase in maintenance fees.
Other Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2025	2024	$	%
General and administrative	$46	$45	$1	2.2
Depreciation and amortization	67	62	5	8.1
License fee expense	49	35	14	40.0
Impairment expense	—	2	(2)	(100.0)
General and administrative expenses remained consistent for the three months ended March 31, 2025, compared to the same period in 2024.
Depreciation and amortization increased by $5 million for the three months ended March 31, 2025, when compared to the same period in 2024. The increase primarily was due to depreciation expense in connection with assets acquired as part of the Bluegreen Acquisition.
License fee expense increased by $14 million for the three months ended March 31, 2025, when compared to the same period in 2024. The increase was primarily due to an increase in licensing fees paid to Hilton.
Acquisition and Integration-Related Expense

	Three Months Ended March 31,		Variance
($ in millions)	2025	2024	$	%
Acquisition and integration-related expense	$28	$109	$(81)	(74.3)
Acquisition and integration-related costs include direct expenses related to our recent acquisitions including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For the three months ended March 31, 2025, acquisition and integration-related costs decreased by $81 million when compared to the same period in 2024. The decrease was primarily driven by the Bluegreen Acquisition that occurred in the first quarter of 2024.

Non-Operating Expenses

	Three Months Ended March 31,		Variance (1)
($ in millions)	2025	2024	$	%
Interest expense	$77	$79	$(2)	(2.5)
Equity in earnings from unconsolidated affiliates	(5)	(5)	—	—
Other (gain) loss, net	(6)	5	(11)	NM
Income tax expense	6	(11)	17	NM
(1) NM - fluctuation in terms of percentage change is not meaningful
The change in non-operating expenses for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to an increase in income tax expense of $17 million and a change in other (gain) loss of $11 million. The increase in income tax expense was primarily driven by discrete items. The change in other (gain) loss is primarily due to revaluation of our foreign currency transactions.
Net income attributable to noncontrolling interest
We include in our unaudited condensed consolidated financial statements the results of operations and financial condition of Big Cedar, the joint venture with Bluegreen/Big Cedar Vacations, LLC in which HGV holds 51% equity interest. Net income attributable to noncontrolling interest is the portion of Big Cedar that is attributable to Big Cedar Vacations, LLC, which holds the remaining 49% equity interest. Net income attributable to the noncontrolling interest in Big Cedar was $5 million and $2 million during the three months ended March 31, 2025 and 2024, respectively.
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
•As of March 31, 2025, we had total cash and cash equivalents of $259 million and restricted cash of $311 million. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
•During the three months ended March 31, 2025, we repurchased 4 million shares for $150 million under our share repurchase program. See Note 15: Earnings Per Share for additional information.
•As of March 31, 2025, we had $870 million remaining borrowing capacity under the revolver facility.
•As of March 31, 2025, we had an aggregate of $100 million remaining borrowing capacity under our Timeshare Facility. As of March 31, 2025, we had $951 million of notes that were current on payments but not securitized. Of that figure, approximately $519 million could be monetized through either warehouse borrowing or securitization while another $210 million of mortgage notes we anticipate being eligible following certain customary milestones such as first payment, deeding and recording.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2025, our inventory-related purchase commitments totaled $120 million to be fulfilled over a period of 11 years.

Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,		Variance
($ in millions)	2025	2024	$
Net cash provided by (used in):
Operating activities	$38	$—	$38
Investing activities	(32)	(1,473)	1,441
Financing activities	(201)	1,272	(1,473)
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
The increase in net cash provided by operating activities for the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to a decrease in cash utilized for working capital, partially offset by an increase in provision for financing receivable losses.
The following table summarizes our VOI inventory spending:

	Three Months Ended March 31,
($ in millions)	2025	2024
VOI spending - owned properties(1)	$58	$72
Purchases and development of real estate for future conversion to inventory	52	33
Total VOI inventory spending	$110	$105
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
Net cash used in investing activities was $32 million for the three months ended March 31, 2025 compared to $1,473 million for the same period in 2024. The decrease was primarily due to the Bluegreen Acquisition in 2024.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $201 million compared to net cash provided by financing activities of $1,272 million for the same period in 2024. The decrease was primarily due to net proceeds from debt and non-recourse debt of $1,426 million in 2024 compared to net payments of $36 million in 2025 and an increase in share repurchases of $51 million, partially offset by a decrease in cash paid for debt issuance costs of $$32 million and a decrease of payment on withholding taxes on vesting of RSUs of $14 million.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, marketing and license fee agreements and obligations associated with our debt, non-recourse debt and the related interest. As of March 31, 2025, we were committed to approximately $9,356 million in contractual obligations over 16 years, $734 million of which will be fulfilled in the remainder of 2025. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 18: Commitments and Contingencies and Note 11: Debt and Non-recourse Debt for additional information.

We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $669 million as of March 31, 2025, which primarily consist of escrow, subsidy and construction related bonds.
Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates. We manage our exposure to these risks by monitoring available financing alternatives and through pricing policies that may take into account currency exchange rates. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 1A. Risk Factors
As of March 31, 2025, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. These risk factors may be important to understanding statements in the Form 10-Q and should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part 1, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024, contain forward-looking statements, and they may not be the only risks facing the Company. The future business, results of operations and financial condition of the Company can be affected by the risk factors described in such reports and by other factors currently unknown, that management presently believes not to be material, that management has made certain forward-looking projections, estimates or assumptions on, or that may rapidly evolve, develop or change. Any one or more of such factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially and adversely from past, or from anticipated future financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, results of operations and financial condition and the trading price of our common stock. Because of these factors affecting our financial condition, key business operational metrics, and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Issuer Purchases of Equity Securities
On August 7, 2024, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an aggregate of $500 million of our outstanding shares of common stock over a two-year period (the “2024 Repurchase Plan”). The repurchases can be made through any combination of open market purchases, accelerated share repurchases, privately negotiated transactions or an other permissible manner. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The shares are retired upon repurchase. The stock repurchase program may be suspended or discontinued at any time and will automatically expire at the end of the respective plan term.
During the three months ended March 31, 2025, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans
January 1 - January 31, 2025	1,051,124	$39.84	1,051,124	$385,847,071
February 1 - February 28, 2025	672,908	41.80	672,908	357,708,182
March 1 - March 31, 2025	2,136,450	37.45	2,136,450	277,665,479
Total	3,860,482	$38.86	3,860,482
From April 1, 2024 through April 24, 2025, we repurchased approximately 1.8 million shares for $60 million. As of April 24, 2025, we had $218 million of remaining availability under the share repurchase program.
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

10.1
Amendment No. 8 to the Credit Agreement, dated as of January 31, 2025, by and among Hilton Grand Vacations Inc., Hilton Grand Vacations Parent LLC, Hilton Grand Vacations Borrower LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37794) filed on February 3, 2025.

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
_____________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of May 2025.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	President and Chief Financial Officer