Form 10-Q
period 2025-06-30
Hilton Grand Vacations Inc.
filed 2025-07-31
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 24, 2025 was 89,168,731.

HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$269	$328
Restricted cash	323	438
Accounts receivable, net	444	315
Timeshare financing receivables, net	2,979	3,006
Inventory	2,406	2,244
Property and equipment, net	828	792
Operating lease right-of-use assets, net	77	84
Investments in unconsolidated affiliates	74	73
Goodwill	1,985	1,985
Intangible assets, net	1,760	1,787
Other assets	593	390
TOTAL ASSETS (variable interest entities - $2,447 and $2,192)	$11,738	$11,442
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$1,216	$1,125
Advanced deposits	235	226
Debt, net	4,574	4,601
Non-recourse debt, net	2,499	2,318
Operating lease liabilities	95	100
Deferred revenue	551	252
Deferred income tax liabilities	928	925
Total liabilities (variable interest entities - $2,486 and $2,318)	10,098	9,547
Commitments and contingencies - see Note 18
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 89,458,267 shares issued and outstanding as of June 30, 2025, and 96,720,179 shares issued and outstanding as of December 31, 2024	1	1
Additional paid-in capital	1,326	1,399
Accumulated retained earnings	167	352
Accumulated other comprehensive loss	(5)	—
Total stockholders' equity	1,489	1,752
Noncontrolling interest	151	143
Total equity	1,640	1,895
TOTAL LIABILITIES AND EQUITY	$11,738	$11,442
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Sales of VOIs, net	$469	$471	$847	$909
Fee-for-service commissions, package sales and other fees	165	167	307	312
Financing	126	102	251	206
Resort and club management	183	171	366	337
Rental and ancillary services	195	195	382	376
Cost reimbursements	128	129	261	251
Total revenues	1,266	1,235	2,414	2,391
Expenses
Cost of VOI sales	38	65	63	113
Sales and marketing	479	453	904	854
Financing	54	44	109	83
Resort and club management	56	48	110	102
Rental and ancillary services	203	188	409	361
General and administrative	58	58	104	103
Acquisition and integration-related expense	26	48	54	157
Depreciation and amortization	59	68	126	130
License fee expense	52	40	101	75
Impairment expense	1	—	1	2
Cost reimbursements	128	129	261	251
Total operating expenses	1,154	1,141	2,242	2,231
Interest expense	(79)	(87)	(156)	(166)
Equity in earnings from unconsolidated affiliates	6	3	11	8
Other gain (loss), net	4	(3)	10	(8)
Income (loss) before income taxes	43	7	37	(6)
Income tax (expense) benefit	(15)	(3)	(21)	8
Net income	28	4	16	2
Net income attributable to noncontrolling interest	3	2	8	4
Net income (loss) attributable to stockholders	$25	$2	$8	$(2)
Earnings (loss) per share attributable to stockholders:
Basic	$0.26	$0.02	$0.09	$(0.02)
Diluted	$0.25	$0.02	$0.08	$(0.02)
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$28	$4	$16	$2
Derivative instrument adjustments, net of tax	(4)	(1)	(10)	3
Foreign currency translation adjustments, net of tax	6	(9)	5	(15)
Other comprehensive income (loss), net of tax	2	(10)	(5)	(12)
Comprehensive income attributable to noncontrolling interest	3	2	8	4
Comprehensive income (loss) attributable to stockholders	$27	$(8)	$3	$(14)
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$16	$2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126	130
Amortization of deferred financing costs, acquisition premiums and other	37	63
Provision for financing receivables losses	180	159
Impairment expense	1	2
Other (gain) loss, net	(10)	8
Share-based compensation	35	27
Deferred income tax expense	6	—
Equity in earnings from unconsolidated affiliates	(11)	(8)
Return on investment in unconsolidated affiliates	5	—
Net changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(123)	15
Timeshare financing receivables, net	(224)	(196)
Inventory	(63)	(31)
Purchases and development of real estate for future conversion to inventory	(61)	(50)
Other assets	(222)	(154)
Accounts payable, accrued expenses and other	99	55
Advanced deposits	9	5
Deferred revenue	299	86
Net cash provided by operating activities	99	113
Investing Activities
Acquisitions, net of cash, cash equivalents and restricted cash acquired	—	(1,444)
Capital expenditures for property and equipment (excluding inventory)	(29)	(17)
Software capitalization costs	(37)	(20)
Other	—	(1)
Net cash used in investing activities	(66)	(1,482)
Financing Activities
Proceeds from debt	1,427	2,085
Proceeds from non-recourse debt	1,690	905
Repayment of debt	(1,507)	(397)
Repayment of non-recourse debt	(1,511)	(1,231)
Payment of debt issuance costs	(13)	(51)
Repurchase and retirement of common stock	(300)	(199)
Payment of withholding taxes on vesting of restricted stock units	(8)	(21)
Proceeds from employee stock plan purchases	8	5
Proceeds from stock option exercises	2	7
Other	(1)	(2)
Net cash (used in) provided by financing activities	(213)	1,101
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	6	(16)
Net decrease in cash, cash equivalents and restricted cash	(174)	(284)
Cash, cash equivalents and restricted cash, beginning of period	766	885
Cash, cash equivalents and restricted cash, end of period	592	601
Less: Restricted cash	323	273
Cash and cash equivalents	$269	$328
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2024	97	$1	$1,399	$352	$—	$143	$1,895
Net (loss) income	—	—	—	(17)	—	5	(12)
Activity related to share-based compensation	—	—	5	—	—	—	5
Foreign currency translation adjustments, net of tax	—	—	—	—	(1)	—	(1)
Derivative instrument adjustments, net of tax	—	—	—	—	(6)	—	(6)
Repurchase and retirement of common stock	(4)	—	(53)	(97)	—	—	(150)
Balance as of March 31, 2025	93	$1	$1,351	$238	$(7)	$148	$1,731
Net income	—	—	—	25	—	3	28
Activity related to share-based compensation	—	—	24	—	—	—	24
Employee stock plan issuance	—	—	8	—	—	—	8
Foreign currency translation adjustments, net of tax	—	—	—	—	6	—	6
Derivative instrument adjustments, net of tax	—	—	—	—	(4)	—	(4)
Repurchase and retirement of common stock	(4)	—	(57)	(96)	—	—	(153)
Balance as of June 30, 2025	89	$1	$1,326	$167	$(5)	$151	$1,640
See notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2023	106	$1	$1,504	$593	$17	$—	$2,115
Acquisition of third-party equity interest in consolidated entity	—	—	—	—	—	158	158
Net (loss) income	—	—	—	(4)	—	2	(2)
Activity related to share-based compensation	1	—	(4)	—	—	—	(4)
Foreign currency translation adjustments, net of tax	—	—	—	—	(6)	—	(6)
Derivative instrument adjustments, net of tax	—	—	—	—	4	—	4
Repurchase and retirement of common stock	(2)	—	(33)	(68)	—	—	(101)
Balance as of March 31, 2024	105	$1	$1,467	$521	$15	$160	$2,164
Net income	—	—	—	2	—	2	4
Activity related to share-based compensation	—	—	17	—	—	—	17
Employee stock plan issuance	—	—	5	—	—	—	5
Foreign currency translation adjustments, net of tax	—	—	—	—	(9)	—	(9)
Derivative instrument adjustments, net of tax	—	—	—	—	(1)	—	(1)
Repurchase and retirement of common stock	(3)	—	(33)	(67)	—	—	(100)
Balance as of June 30, 2024	102	$1	$1,456	$456	$5	$162	$2,080
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
Our Business
Hilton Grand Vacations Inc. (“Hilton Grand Vacations,” “we,” “us,” “our,” “HGV” or the “Company”) is a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brand. On January 17, 2024 (the “Bluegreen Acquisition Date”), we completed the acquisition of Bluegreen Vacations Holding Corporation (“Bluegreen”) (the “Bluegreen Acquisition”).
Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for us and third parties; financing and servicing loans provided to consumers for their VOI purchases; operating resorts and timeshare plans; and managing our exchange programs.
As of June 30, 2025, we had over 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, South Carolina, California, Arizona, Virginia, and Nevada.
Basis of Presentation
The unaudited condensed consolidated financial statements presented herein include all of our assets, liabilities, revenues, expenses and cash flows as well as all entities in which we have a controlling financial interest. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other interests. If the entity is considered to be a variable interest entity (“VIE”), we determine whether we are the primary beneficiary and then consolidate those VIEs for which we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50% of the voting shares of a company or otherwise have a controlling financial interest, including Bluegreen/Big Cedar Vacations LLC (“Big Cedar”), a joint venture in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and majority voting control of its management committee. We acquired our equity interest in Big Cedar as part of the Bluegreen Acquisition. All material intercompany transactions and balances have been eliminated in consolidation. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation.
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
The unaudited condensed consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in financial statements presented in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to prevent information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on March 3, 2025.
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 states that an entity must provide greater disaggregation of its effective tax rate reconciliation disclosure. The ASU also states that an entity must separately disclose net cash paid for taxes between federal, state, and foreign jurisdictions. The guidance is effective for fiscal years beginning after December 15, 2024. The guidance is to be applied prospectively, although retrospective application is permitted. The adoption of ASU 2023-09 is expected to impact disclosures only and not have an impact on our consolidated balance sheet and consolidated statement of income.
In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 provides amendments to improve disclosure requirements of specified information about certain costs and expenses, both on an interim and annual basis. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance should be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented. The adoption of ASU 2024-03 is expected to impact disclosures only and not have an impact on our consolidated balance sheet and consolidated statement of income.
NOTE 3: BLUEGREEN ACQUISITION
On January 17, 2024, we completed the Bluegreen Acquisition in an all-cash transaction, with total consideration of approximately $1.6 billion. We accounted for the Bluegreen Acquisition as a business combination and finalized our purchase price accounting as of December 31, 2024. Please refer to our annual report on Form 10-K filed with the SEC on March 3, 2025 for additional information related to the Bluegreen Acquisition.
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

Six Months Ended June 30,
($ in millions)	2024
Revenue	$2,438
Net loss	(1)

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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Sales and Financing Segment	2025	2024	2025	2024
Sales of VOIs, net	$469	$471	$847	$909
Fee-for-service commissions, package sales and other fees	165	167	307	312
Interest income	114	88	229	184
Other financing revenue	12	14	22	22
Real estate sales and financing segment revenues	$760	$740	$1,405	$1,427

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Resort Operations and Club Management Segment	2025	2024	2025	2024
Club management	$70	$67	$142	$130
Resort management	113	104	224	207
Rental(1)	180	181	354	350
Ancillary services	15	14	28	26
Resort operations and club management segment revenues	$378	$366	$748	$713
(1)Excludes intersegment eliminations. See Note 17: Business Segments for additional information.
Receivables from Contracts with Customers, Contract Liabilities, and Contract Assets
Our accounts receivable that relate to our contracts with customers include amounts associated with our contractual right to consideration for completed performance obligations and are settled when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time. Our timeshare financing receivables consist of loans related to our financing of VOI sales that are secured by the underlying timeshare properties. See Note 6: Timeshare financing receivables for additional information.
The following table provides information on our contracts with customers which are included in Accounts receivable, net and Timeshare financing receivables, net, respectively, on our condensed consolidated balance sheets:

($ in millions)	June 30, 2025	December 31, 2024
Receivables from contracts with customers:
Accounts receivable, net	$265	$219
Timeshare financing receivables, net	2,979	3,006
Total	$3,244	$3,225
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

The following table presents the composition of our contract liabilities:

($ in millions)	June 30, 2025	December 31, 2024
Contract liabilities:
Advanced deposits	$235	$226
Deferred sales of VOIs of projects under construction	300	92
Club activation fees and annual dues	147	79
Bonus point incentive liability(1)	94	86
Deferred maintenance fees	25	12
Other deferred revenue	38	35
(1)The balance includes $53 million and $52 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the three and six months ended June 30, 2025, that was included in the contract liabilities balance at December 31, 2024, was approximately $57 million and $158 million, respectively.
Contract assets relate to incentive fees that can be earned for meeting certain targets on sales of VOIs at properties under our fee-for-service arrangements; however, our right to consideration is conditional upon completing the requirements of the annual incentive fee period. Contract assets were $1 million and $3 million as of June 30, 2025 and December 31, 2024, respectively.
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
Deferred VOI sales primarily include the deferred revenues of sales associated with projects under construction. The following table presents the deferred revenue, deferred cost of VOI sales and deferred direct selling costs from sales of VOIs related to projects under construction:

($ in millions)	June 30, 2025	December 31, 2024
Sales of VOIs, net	$300	$92
Cost of VOI sales	89	28
Sales and marketing expense	48	13
During the six months ended June 30, 2025, we deferred $208 million of Sales of VOI, net related to projects under construction. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of June 30, 2025, upon their completion in 2026.
The following table includes the remaining transaction price related to our contract liabilities as of June 30, 2025:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$235	18 months	Upon customer stays
Club activation fees	69	7 years	Straight-line basis over average inventory holding period
Bonus point incentive liability	94	18 - 30 months	Upon redemption
Annual club dues	78	1 year	Straight-line basis
Maintenance fees	25	1 year	Straight-line basis
Other	38	1 year	Straight-line basis

NOTE 5: ACCOUNTS RECEIVABLE
Accounts receivable within the scope of ASC 326, Financial Instruments - Credit Losses are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	June 30, 2025	December 31, 2024
Fee-for-service commissions	$40	$48
Real estate and financing	41	34
Resort and club operations	184	137
Tax receivables	171	89
Other receivables	8	7
Total	$444	$315
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates.
The changes in our allowance were as follows during the six months ended June 30, 2025:

($ in millions)	Fee-for-service commissions	Real estate and financing	Resort and club operations	Total
Balance as of December 31, 2024	$24	$49	$1	$74
Current period provision for expected credit losses	4	23	13	40
Write-offs charged against the allowance	(5)	(10)	—	(15)
Balance as of June 30, 2025	$23	$62	$14	$99
NOTE 6: TIMESHARE FINANCING RECEIVABLES
We define our timeshare financing receivables portfolio as (i) originated and (ii) acquired. Our originated portfolio represents timeshare financing receivables that originated by the business that we acquired from Diamond Resorts International (“Diamond”), the business that we acquired from BRE Grand Islander Parent LLC (“Grand Islander”), and the business that we acquired from Bluegreen subsequent to each respective acquisition date and all HGV timeshare financing receivables. Our acquired portfolio includes all timeshare financing receivables acquired from Diamond (“Legacy-Diamond”), Grand Islander (“Legacy-Grand Islander”) and Bluegreen (“Legacy-Bluegreen”) that existed as of the respective acquisition dates.
The following table presents the components of each portfolio by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Securitized	$1,297	$1,168	$506	$641
Unsecuritized(1)	1,914	1,764	309	443
Timeshare financing receivables, gross	$3,211	$2,932	$815	$1,084
Unamortized non-credit acquisition premium	—	—	46	62
Less: allowance for financing receivables losses	(904)	(804)	(189)	(268)
Timeshare financing receivables, net	$2,307	$2,128	$672	$878
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
In June 2025, we completed a securitization of approximately $300 million of gross timeshare financing receivables and issued approximately $166 million 4.88% notes, $87 million of 5.18% notes, and $47 million 5.52% notes due May 2042. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the notes from the transaction are presented as non-recourse debt. The proceeds were used to pay down in part some of the existing debt and for other general corporate purposes. See Note 8: Consolidated Variable Interest Entities and Note 11: Debt and Non-recourse Debt for additional information on our securitizations.

As of June 30, 2025 and December 31, 2024, we had timeshare financing receivables of $1,027 million and $455 million, respectively, securing the Timeshare Facility.
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
We recognize interest income on our timeshare financing receivables as earned. As of June 30, 2025 and December 31, 2024, we had interest receivable outstanding of $22 million on our originated timeshare financing receivables. As of June 30, 2025 and December 31, 2024, we had interest receivable outstanding of $6 million and $7 million, respectively, on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of June 30, 2025, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 15.0%, a weighted-average remaining term of 8.7 years and maturities through 2040. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 15.0%, a weighted-average remaining term of 6.4 years and maturities through 2040.
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
Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2024	$804	$268
Provision for financing receivables losses(1)	167	13
Write-offs	(84)	(132)
Inventory recoveries	—	57
Upgrades(3)	17	(17)
Balance as of June 30, 2025	$904	$189

($ in millions)	Originated	Acquired
Balance as of December 31, 2023	$500	$279
Initial allowance for purchased credit deteriorated financing receivables acquired during the period(2)	—	191
Provision for financing receivables losses(1)	158	1
Write-offs	(57)	(111)
Inventory recoveries	—	45
Upgrades(3)	12	(12)
Balance as of June 30, 2024	$613	$393
(1)For the Originated portfolio, this amount includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded timeshare financing receivables. For the Acquired portfolio, this amount includes incremental provision for credit loss expense from Acquired receivables.
(2)The initial allowance determined for receivables with credit deterioration was $197 million as of the Bluegreen Acquisition Date. We also reduced the initial allowance determined for receivables with credit deterioration for Legacy-Grand Islander by $6 million during the first quarter of 2024.
(3)Represents the initial change in allowance resulting from upgrades of Acquired receivables. Upgraded Acquired receivables and their related allowance are included in the Originated portfolio.

Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of June 30, 2025 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2025 (remaining)	$57	$67	$124
2026	122	132	254
2027	132	143	275
2028	142	155	297
2029	150	172	322
Thereafter	694	1,245	1,939
Total	$1,297	$1,914	$3,211
Acquired Timeshare Financing Receivables with Credit Deterioration
Our acquired timeshare financing receivables were deemed to be purchased credit deteriorated (“PCD”) assets. These notes receivable were initially recognized at their purchase price, represented by the acquisition date fair value, and subsequently “grossed-up” by our acquisition date assessment of the allowance for credit losses. The difference over which par value of the acquired PCD assets exceeds the purchase price plus the initial allowance for financing receivable losses is reflected as a non-credit premium and is amortized as a reduction to interest income under the effective interest method.
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
Our gross acquired timeshare financing receivables as of June 30, 2025 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2025 (remaining)	$37	$19	$56
2026	75	40	115
2027	78	40	118
2028	74	41	115
2029	67	40	107
Thereafter	175	129	304
Total	$506	$309	$815
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
Originated Timeshare Financing Receivables
Our originated gross balances by average FICO score of our originated timeshare financing receivables were as follows:

	Originated
	June 30, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
FICO score
700+	$996	$523	$33	$465	$2,017
600-699	350	306	7	129	792
<600	42	46	—	2	90
No score(1)	264	16	27	5	312
Total	$1,652	$891	$67	$601	$3,211
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Originated
	December 31, 2024
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
FICO score
700+	$956	$505	$23	$356	$1,840
600-699	336	287	5	95	723
<600	41	42	—	2	85
No score(1)	249	11	21	3	284
Total	$1,582	$845	$49	$456	$2,932
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following table details our gross originated timeshare financing receivables by the origination year and average FICO score as of June 30, 2025:

	Originated Timeshare Financing Receivables
($ in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO score
700+	$593	$742	$295	$206	$82	$99	$2,017
600-699	183	284	143	104	38	40	792
<600	16	28	19	15	6	6	90
No score(1)	70	126	48	24	12	32	312
Total	$862	$1,180	$505	$349	$138	$177	$3,211

Current period gross write-offs	$—	$25	$13	$30	$13	$3	$84
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

As of June 30, 2025 and December 31, 2024, we had ceased accruing interest on originated timeshare financing receivables with an aggregate principal balance of $378 million and $323 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Originated - Securitized
	June 30, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$748	$318	$12	$168	$1,246
31 - 90 days past due	16	11	—	6	33
91 - 120 days past due	5	4	—	2	11
121 days and greater past due	5	2	—	—	7
Total	$774	$335	$12	$176	$1,297

	Originated - Unsecuritized
	June 30, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$673	$386	$51	$400	$1,510
31 - 90 days past due	17	17	1	9	44
91 - 120 days past due	8	6	—	3	17
121 days and greater past due	180	147	3	13	343
Total	$878	$556	$55	$425	$1,914

	Originated - Securitized
	December 31, 2024
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$714	$279	$2	$135	$1,130
31 - 90 days past due	12	8	—	4	24
91 - 120 days past due	4	3	—	1	8
121 days and greater past due	4	2	—	—	6
Total	$734	$292	$2	$140	$1,168

	Originated - Unsecuritized
	December 31, 2024
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$683	$389	$44	$301	$1,417
31 - 90 days past due	15	15	1	7	38
91 - 120 days past due	6	6	1	3	16
121 days and greater past due	144	143	1	5	293
Total	$848	$553	$47	$316	$1,764

Acquired Timeshare Financing Receivables
Our gross balances by average FICO score of our acquired timeshare financing receivables were as follows:

	Acquired
	June 30, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$106	$36	$296	$438
600-699	81	11	158	250
<600	19	—	5	24
No score(1)	3	98	2	103
Total	$209	$145	$461	$815
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Acquired
	December 31, 2024
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$159	$44	$385	$588
600-699	114	13	203	330
<600	25	—	8	33
No score(1)	9	120	4	133
Total	$307	$177	$600	$1,084
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following tables detail our gross acquired timeshare financing receivables by the origination year and average FICO score as of June 30, 2025:

	Acquired Timeshare Financing Receivables
($ in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO score
700+	$—	$10	$160	$73	$57	$138	$438
600-699	—	4	66	42	40	98	250
<600	—	—	2	—	4	18	24
No score(1)	—	—	23	17	11	52	103
Total	$—	$14	$251	$132	$112	$306	$815

Current period gross write-offs	$—	$—	$30	$13	$14	$75	$132
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

As of June 30, 2025 and December 31, 2024, we had ceased accruing interest on acquired timeshare financing receivables with an aggregate principal balance of $158 million and $231 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Acquired - Securitized
	June 30, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$83	$77	$324	$484
31 - 90 days past due	3	—	11	14
91 - 120 days past due	1	—	4	5
121 days and greater past due	1	1	1	3
Total	$88	$78	$340	$506

	Acquired - Unsecuritized
	June 30, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$28	$44	$79	$151
31 - 90 days past due	2	2	4	8
91 - 120 days past due	1	—	—	1
121 days and greater past due	90	21	38	149
Total	$121	$67	$121	$309

	Acquired - Securitized
	December 31, 2024
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$104	$84	$418	$606
31 - 90 days past due	4	1	17	22
91 - 120 days past due	1	—	8	9
121 days and greater past due	2	1	1	4
Total	$111	$86	$444	$641

	Acquired - Unsecuritized
	December 31, 2024
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$36	$68	$112	$216
31 - 90 days past due	2	2	5	9
91 - 120 days past due	1	1	2	4
121 days and greater past due	157	20	37	214
Total	$196	$91	$156	$443

NOTE 7: INVENTORY
Inventory was comprised of the following:

($ in millions)	June 30, 2025	December 31, 2024
Completed unsold VOIs	$2,012	$1,898
Construction in process	393	345
Land, infrastructure and other	1	1
Total	$2,406	$2,244
For the six months ended June 30, 2025, we recorded non-cash operating activity transfers, net of $48 million related to the registrations for timeshare units under construction for a property in Japan from Property and equipment, net to Inventory. As VOI inventory is constructed, it is recorded into Property and equipment, net until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred into Inventory.
The table below presents cost of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Cost of sales true-up(1)	$9	$(4)	$26	$11
(1)For the three and six months ended June 30, 2025, and the six months ended June 30, 2024, the cost of sales true-up decreased cost of VOI sales and increased inventory. For the three months ended June 30, 2024, the cost of sales true-up increased cost of VOI sales and decreased inventory.
NOTE 8: CONSOLIDATED VARIABLE INTEREST ENTITIES
As of June 30, 2025, we consolidated 17 VIEs. The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
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
Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	June 30, 2025	December 31, 2024
Restricted cash	$84	$193
Timeshare financing receivables, net	2,302	1,975
Non-recourse debt, net	2,475	2,285
NOTE 9: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of June 30, 2025 and December 31, 2024, we had ownership interests in BRE Ace LLC and 1776 Holding LLC, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. These two unconsolidated affiliates have aggregated debt balances of $359 million and $384 million as of June 30, 2025 and December 31, 2024, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totaled $74 million and $73 million as of June 30, 2025 and December 31, 2024, respectively, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 16: Related Party Transactions for additional information.
During the six months ended June 30, 2025, we received a cash distribution of $5 million from our investment in BRE Ace LLC. As of June 30, 2025, we had a $5 million receivable for a distribution from BRE Ace LLC, which is included in Accounts receivable, net in our unaudited condensed consolidated balance sheets.

For these VIEs, our investment interests are included in the condensed consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the unaudited condensed consolidated statements of income as Equity in earnings from unconsolidated affiliates.
NOTE 10: INTANGIBLE ASSETS
Intangible assets and related accumulated amortization were as follows:

	June 30, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(25)	$23
Management contracts	1,866	(542)	1,324
Club member relationships	174	(85)	89
Capitalized software	330	(187)	143
Marketing agreements	154	(16)	138
Other contract-related intangible assets	50	(7)	43
Total	$2,622	$(862)	$1,760

	December 31, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(22)	$26
Management contracts	1,819	(479)	1,340
Club member relationships	174	(76)	98
Capitalized software	302	(167)	135
Marketing agreements	154	(11)	143
Other contract-related intangible assets	50	(5)	45
Total	$2,547	$(760)	$1,787
Amortization expense on intangible assets was $52 million and $55 million for the three months ended June 30, 2025 and 2024, respectively, and $102 million and $106 million for the six months ended June 30, 2025 and 2024, respectively. No intangible impairment charges were recognized during the three and six months ended June 30, 2025 and 2024, respectively.

NOTE 11: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	June 30, 2025	December 31, 2024
Debt(1)
Senior secured credit facility
Term loan A with a rate of 5.977%, due 2028	$400	$400
Term loan B with a rate of 6.327%, due 2028	855	858
Term loan B with a rate of 6.327%, due 2031	891	893
Revolver with a rate of 5.974%, due 2030	160	233
Senior notes with a rate of 5.000%, due 2029	850	850
Senior notes with a rate of 4.875%, due 2031	500	500
Senior notes with a rate of 6.625%, due 2032	900	900
Other debt(4)	84	38
Total debt, gross	4,640	4,672
Less: unamortized deferred financing costs and discounts(2)(3)(5)	(66)	(71)
Total debt, net	$4,574	$4,601
(1)As of June 30, 2025 and December 31, 2024, weighted-average interest rates were 5.991% and 6.140%, respectively.
(2)Amount includes unamortized deferred financing costs related to our term loans and senior notes of $38 million and $22 million, respectively, as of June 30, 2025 and $39 million and $25 million, respectively, as of December 31, 2024. This amount also includes unamortized original issuance discounts of $4 million and $5 million as of June 30, 2025 and December 31, 2024, respectively.
(3)Amount does not include unamortized deferred financing costs of $5 million and $3 million as of June 30, 2025 and December 31, 2024, respectively, related to our revolving facility which are included in Other assets in our condensed consolidated balance sheets.
(4)This amount includes $5 million and $6 million related to the recourse portion on the NBA Receivables Facility as of June 30, 2025 and December 31, 2024, respectively, which is generally limited to the greater of 15% of the outstanding borrowings and $5 million, subject to certain exceptions.
(5)Amount also includes unamortized discount of $2 million related to the Bluegreen debt recognized at the Bluegreen Acquisition Date as of June 30, 2025 and December 31, 2024.
Senior secured credit facility
On January 31, 2025, we amended our Revolver Credit Facility (“Revolver”) and both our Term Loan B due 2028 and Term Loan B due 2031. The terms of the Revolver were amended to reduce pricing spreads, expand covenants, reset certain incurrence baskets and extend maturity to January 2030. The Term Loan B due 2028 was repriced to SOFR plus 2.00%, down from SOFR plus 2.50%. The Term Loan B due 2031 was repriced to SOFR plus 2.00%, down from SOFR plus 2.25%. Additionally, the Term Loan A, due January 2028, was repriced to SOFR plus 1.65%, down from SOFR plus 1.75%.
As of June 30, 2025, we had $46 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of June 30, 2025. As of June 30, 2025, we have $794 million remaining borrowing capacity under the revolver facility.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the SOFR-based senior secured credit facility. As of June 30, 2025, these interest rate swaps convert the SOFR-based variable rate on our Term Loan B due 2028 to average fixed rates of 1.55% per annum with maturities between 2026 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of June 30, 2025, the aggregate notional values of the interest rate swaps under our Term Loan B due 2028 was $550 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and are recorded at their estimated fair value as an asset in Other assets in our condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the estimated fair values of our cash flow hedges were $24 million and $37 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. We classify cash inflows and outflows from derivatives that hedge interest rate risk within operating activities in the unaudited condensed consolidated statements of cash flows.

The following table reflects the activity, net of tax, in Accumulated other comprehensive loss related to our derivative instruments during the six months ended June 30, 2025:

Net unrealized gain on derivative instruments
Balance as of December 31, 2024	$28
Other comprehensive loss before reclassifications, net	(4)
Reclassifications to net loss	(6)
Balance as of June 30, 2025	$18
Senior Notes due 2032
The Senior Notes due 2032 are guaranteed on a senior secured basis by certain of our subsidiaries. We were in compliance with all applicable financial covenants as of June 30, 2025.
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of June 30, 2025.
Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	June 30, 2025	December 31, 2024
Non-recourse debt(1)
Timeshare Facility with an average rate of 5.624%, due 2027(2)	$730	$428
HGV Securitized Debt 2018 with a weighted average rate of 3.602%, due 2032	—	41
HGV Securitized Debt 2019 with a weighted average rate of 2.431%, due 2033	39	48
HGV Securitized Debt 2022-1 with a weighted average rate of 4.304%, due 2034	61	78
HGV Securitized Debt 2022-2 with a weighted average rate of 4.826%, due 2037	104	129
HGV Securitized Debt 2023 with a weighted average rate of 5.937%, due 2038	133	172
HGV Securitized Debt 2024-2 with a weighted average rate of 5.685%, due 2038	251	302
HGV Securitized Debt 2024-1 with a weighted average rate of 6.419%, due 2039	125	175
HGV Securitized Debt 2020 with a weighted average rate of 3.658%, due 2039	57	67
HGV Securitized Debt 2024-3 with a weighted average rate of 5.182%, due 2040	390	482
HGV Securitized Debt 2025-1 with a weighted average rate of 5.066%, due 2042	300	—
Grand Islander Securitized Debt with a weighted average rate of 3.316%, due 2033	30	37
Diamond Resorts Owner Trust 2021 with a weighted average rate of 2.160%, due 2033	50	61
Bluegreen Securitized Debt 2018 with a weighted average rate of 4.019%, due 2034	14	17
Bluegreen Securitized Debt 2020 with a weighted average rate of 2.597%, due 2036	32	40
Bluegreen Securitized Debt 2022 with a weighted average rate of 4.599%, due 2037	70	87
Bluegreen Securitized Debt 2023 with a weighted average rate of 6.321%, due 2038	114	147
Quorum Purchase Facility with an average rate of 5.023%, due 2034	5	6
NBA Receivables Facility with an average rate of 6.077%, due 2031(5)	24	33
Total non-recourse debt, gross	2,529	2,350
Less: unamortized deferred financing costs and discount(3)(4)(6)	(30)	(32)
Total non-recourse debt, net	$2,499	$2,318
(1)As of June 30, 2025 and December 31, 2024, weighted-average interest rates were 5.258% and 5.235%, respectively.
(2)The revolving commitment period of the Timeshare Facility terminates in November 2026; however, the repayment maturity date extends 12 months beyond the commitment termination date to November 2027.
(3)Amount relates to securitized debt only and does not include unamortized deferred financing costs of $1 million and $2 million as of June 30, 2025 and December 31, 2024, respectively, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.
(4)Amount includes unamortized discounts of $8 million and $11 million as of June 30, 2025 and December 31, 2024, respectively, related to the Grand Islander securitized debt and Bluegreen securitized and non-recourse debt recognized at the respective acquisition dates.
(5)Recourse on the NBA Receivables Facility is generally limited to the greater of 15% of the outstanding borrowings and $5 million, subject to certain exceptions.

(6)Amount includes unamortized deferred financing costs of $22 million and $21 million as of June 30, 2025 and December 31, 2024, respectively, related to HGV securitized debt.
In June 2025, we completed a securitization of approximately $300 million of gross timeshare financing receivables and issued approximately $166 million of 4.88% notes, $87 million of 5.18% notes, and $47 million of 5.52% notes due May 2042. The issued notes are backed by pledged assets, consisting of a pool of HGV, Diamond Resorts, and Bluegreen Vacations collateral combined, secured by first mortgages, first deeds of trust, membership interests or timeshare interests (other than a fee simple interest in real estate) and a Letter of Credit. The notes are a non-recourse obligation and are payable solely from the timeshare financing receivables pledged as collateral for the notes. The proceeds of the notes were used to pay down in part some of our existing debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $6 million in debt issuance costs.
The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of June 30, 2025, our Timeshare Facility has a remaining borrowing capacity of $120 million.
During the six months ended June 30, 2025, we repaid $1,088 million on the Timeshare Facility and $423 million on Securitized Debt.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $84 million and $193 million as of June 30, 2025 and December 31, 2024, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of June 30, 2025 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2025 (remaining six months)	$16	$239	$255
2026	27	393	420
2027	26	1,049	1,075
2028	1,243	251	1,494
2029	870	200	1,070
Thereafter	2,458	397	2,855
Total	$4,640	$2,529	$7,169
NOTE 12: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	June 30, 2025
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$2,979	$—	$3,271
Liabilities:
Debt, net(2)	4,574	4,335	259
Non-recourse debt, net(2)	2,499	1,780	748

	December 31, 2024
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$3,006	$—	$3,203
Liabilities:
Debt, net(2)	4,601	4,309	283
Non-recourse debt, net(2)	2,318	1,873	446
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
NOTE 13: INCOME TAXES
The effective tax rate for the three months ended June 30, 2025 and 2024 was approximately 38% and 60%, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was approximately 72% and 80%. The effective tax rate decrease quarter over quarter is primarily due to overall change in earnings. The effective tax rate decrease year over year is primarily due to discrete items partially offset by the jurisdictional mix and overall change in earnings. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21% is primarily due to state and foreign income taxes, the jurisdictional mix of earnings, and discrete items, which are primarily related to unrecognized tax benefits and the Bluegreen Acquisition.
On July 4, 2025, the United States enacted tax reform legislation commonly known as the One Big Beautiful Bill Act (the “Act”), resulting in significant modifications to existing law. These changes include provisions that allow for accelerated tax deductions for qualified property and research expenditures. We are currently evaluating the impact of the Act to our condensed consolidated financial statements.
NOTE 14: SHARE-BASED COMPENSATION
Stock Plan
The 2023 Omnibus Incentive Plan (“2023 Plan”) authorizes the issuance of restricted stock units (“Service RSUs” or “RSUs”), nonqualified stock options (“Options”), time and performance-vesting restricted stock units (“Performance RSUs” or “PSUs”), and stock appreciation rights (“SARs”) to certain employees and directors. As of June 30, 2025, there were 2,593,223 shares of common stock available for future issuance under the 2023 plan. We recognized share-based compensation expense of $22 million and $17 million for the three months ended June 30, 2025 and 2024 and $34 million and $26 million for the six months ended June 30, 2025 and 2024. On June 30, 2025, the second tranche of the Performance Cash Awards vested and were payable to certain executive officers and employees. These performance cash awards were included within Acquisition and integration-related expense in our condensed consolidated statements of income.

As of June 30, 2025, unrecognized compensation cost for unvested awards was approximately $75 million, which is expected to be recognized over a weighted average period of 1.9 years.
Service RSUs
During the six months ended June 30, 2025, we issued 969,592 Service RSUs with a weighted-average grant date fair value of $40.85, which vest in annual installments over three years from the date of grant, subject to the individual’s continued employment through the applicable vesting date.
Options
During the six months ended June 30, 2025, we did not grant any Options. As of June 30, 2025, we had 2,155,115 Options outstanding that were exercisable.
Performance RSUs
During the six months ended June 30, 2025, we issued 449,308 Performance RSUs with a weighted-average grant date fair value of $41.01. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.
We determined that the performance conditions for our Performance RSUs are probable of achievement, and we recognized compensation expense based on the number of Performance RSUs we expect to vest.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017 and was subsequently amended in 2022. In connection with the ESPP, we reserved 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. During the three and six months ended June 30, 2025, we recognized less than $1 million and $1 million of compensation expense related to this plan, respectively. During the three and six months ended June 30, 2024, we recognized less than $1 million of compensation expense related to this plan, respectively.

NOTE 15: EARNINGS PER SHARE
The following tables present the calculation of our basic and diluted earnings per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares outstanding in millions, except per share amounts)	2025	2024	2025	2024
Basic EPS:
Numerator:
Net income (loss) attributable to stockholders	$25	$2	$8	$(2)
Denominator:
Weighted average shares outstanding	91.2	103.4	93.3	104.3
Basic EPS(1)	$0.26	$0.02	$0.09	$(0.02)
Diluted EPS:
Numerator:
Net income (loss) attributable to stockholders	$25	$2	$8	$(2)
Denominator:
Weighted average shares outstanding	92.2	104.3	94.5	104.3
Diluted EPS(1)	$0.25	$0.02	$0.08	$(0.02)

Basic weighted average shares outstanding	91.2	103.4	93.3	104.3
RSUs(2), PSUs(3), Options(4) and ESPP	1.0	0.9	1.2	—
Diluted weighted average shares outstanding	92.2	104.3	94.5	104.3
(1)Earnings per share amounts are calculated using whole numbers.
(2) Excludes approximately 957,000 and 740,000 shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and six months ended June 30, 2025, respectively. Also excludes approximately 220,000 shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the three months ended June 30, 2024. These RSUs could potentially dilute EPS in the future.
(3) Excludes approximately 243,000 and 1,000 shares of PSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and six months ended June 30, 2025, respectively. Also excludes approximately 14,000 shares of PSUs that would have been anti-dilutive to EPS under the treasury stock method for the three months ended June 30, 2024. These PSUs could potentially dilute EPS in the future.
(4) Excludes approximately 1,649,000 and 1,195,000 shares of Options that would have been anti-dilutive to EPS under the treasury stock method for the three and six months ended June 30, 2025, respectively. Also excludes approximately 1,212,000 shares of Options that would have been anti-dilutive to EPS under the treasury stock method for the three months ended June 30, 2024. These Options could potentially dilute EPS in the future.
Potentially dilutive shares of 1,239,081 for the six months ended June 30, 2024 were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share as a result of our net loss position.
Share Repurchases
On August 7, 2024, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an aggregate of $500 million of our outstanding shares of common stock over a two-year period (the “2024 Repurchase Plan”).
The following table summarizes stock repurchase activity under the current and previous share repurchase programs as of June 30, 2025:

(in millions)	Shares	Cost
As of December 31, 2024	41	$1,549
Repurchases	8	300
As of June 30, 2025	49	$1,849
From July 1, 2025 through July 24, 2025, we repurchased approximately 0.6 million shares for $29 million. As of July 24, 2025, we had $98 million of remaining availability under the 2024 Repurchase Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Equity in earnings from unconsolidated affiliates	$6	$3	$11	$8
Commissions and other fees	39	44	78	80
As of December 31, 2024, we had $5 million of outstanding receivables related to these fee-for-service agreements included in Accounts receivable, net on our condensed consolidated balance sheets. As of June 30, 2025, we had no outstanding receivables.
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

The table below presents revenues for our reportable segment results which include the acquired Bluegreen operations within both segments as of the Bluegreen Acquisition Date, reconciled to consolidated amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Revenues:
Real estate sales and financing	$760	$740	$1,405	$1,427
Resort operations and club management(1)	405	386	796	746
Total segment revenues	1,165	1,126	2,201	2,173
Cost reimbursements	128	129	261	251
Intersegment eliminations(1)	(27)	(20)	(48)	(33)
Total revenues	$1,266	$1,235	$2,414	$2,391
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. We account for intersegment revenues as if they were sales to third parties at current market prices.

The following tables present Adjusted EBITDA for our reportable segments:

For the three months ended June 30, 2025	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$760		$378		$1,138
Intersegment revenues	—		27		27
Total segment revenues	760		405		1,165	(a)
Less:
Cost of VOI Sales	38		—		38
Selling expense	206		—		206
Marketing expense	265		—		265
Financing expense	54		—		54
Club expense	—		21		21
Property management expense	—		35		35
Rental expense	—		191		191
Other expenses	8		12		20
Total segment expenses	571	(b)	259	(c)	830
Other:
Share-based compensation expense	5		3		8
Other segment adjustment items	9		—		9	(d)
Intersegment elimination	(27)		—		(27)	(a)
Segment Adjusted EBITDA	$176		$149		$325

For the six months ended June 30, 2025	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$1,405		$748		$2,153
Intersegment revenues	—		48		48
Total segment revenues	1,405		796		2,201	(a)
Less:
Cost of VOI Sales	63		—		63
Selling expense	401		—		401
Marketing expense	495		—		495
Financing expense	109		—		109
Club expense	—		41		41
Property management expense	—		69		69
Rental expense	—		386		386
Other expenses	8		23		31
Total segment expenses	1,076	(b)	519	(c)	1,595
Other:
Share-based compensation expense	9		5		14
Other segment adjustment items	19		—		19	(d)
Intersegment elimination	(48)		—		(48)	(a)
Segment Adjusted EBITDA	$309		$282		$591
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

For the three months ended June 30, 2024	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$740		$366		$1,106
Intersegment revenues	—		20		20
Total segment revenues	740		386		1,126	(a)
Less:
Cost of VOI Sales	65		—		65
Selling expense	180		—		180
Marketing expense	238		—		238
Financing expense	44		—		44
Club expense	—		21		21
Property management expense	—		27		27
Rental expense	—		177		177
Other expenses	35		11		46
Total segment expenses	562	(b)	236	(c)	798
Other:
Share-based compensation expense	3		2		5
Other segment adjustment items	32		—		32	(d)
Intersegment elimination	(20)		—		(20)	(a)
Segment Adjusted EBITDA	$193		$152		$345

For the six months ended June 30, 2024	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$1,427		$713		$2,140
Intersegment revenues	—		33		33
Total segment revenues	1,427		746		2,173	(a)
Less:
Cost of VOI Sales	113		—		113
Selling expense	338		—		338
Marketing expense	450		—		450
Financing expense	83		—		83
Club expense	—		41		41
Property management expense	—		61		61
Rental expense	—		340		340
Other expenses	66		21		87
Total segment expenses	1,050	(b)	463	(c)	1,513
Other:
Share-based compensation expense	6		3		9
Other segment adjustment items	49		—		49	(d)
Intersegment elimination	(33)		—		(33)	(a)
Segment Adjusted EBITDA	$399		$286		$685
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

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income (loss) and net income (loss) attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Adjusted EBITDA:
Real estate sales and financing(1)	$176	$193	$309	$399
Resort operations and club management(1)	149	152	282	286
Segment Adjusted EBITDA	325	345	591	685
Acquisition and integration-related expense	(26)	(48)	(54)	(157)
General and administrative	(58)	(58)	(104)	(103)
Depreciation and amortization	(59)	(68)	(126)	(130)
License fee expense	(52)	(40)	(101)	(75)
Other gain (loss), net	4	(3)	10	(8)
Interest expense	(79)	(87)	(156)	(166)
Income tax (expense) benefit	(15)	(3)	(21)	8
Equity in earnings from unconsolidated affiliates	6	3	11	8
Impairment expense	(1)	—	(1)	(2)
Other adjustment items(2)	(17)	(37)	(33)	(58)
Net income	28	4	16	2
Net income attributable to noncontrolling interest	3	2	8	4
Net income (loss) attributable to stockholders	$25	$2	$8	$(2)
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)These amounts include costs associated with share-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

($ in millions)	June 30, 2025	December 31, 2024
Real estate sales and financing	$7,497	$7,349
Resort operations and club management	3,387	3,163
Total segment assets	10,884	10,512
Corporate	854	930
Total assets	$11,738	$11,442
The following table presents capital expenditures for property and equipment (including inventory and leases) for our reportable segments, reconciled to consolidated amounts:

	Six Months Ended June 30,
($ in millions)	2025	2024
Real estate sales and financing	$76	$59
Resort operations and club management	1	1
Total segment capital expenditures	77	60
Corporate	28	20
Total capital expenditures	$105	$80
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
As of June 30, 2025, HGV had sales and marketing operations at a total of 140 Bass Pro Shops and Cabela’s Stores, including 8 virtual kiosks.
Other Commitments
We have fulfilled certain arrangements with developers where we were committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2025, we were committed to purchase approximately $256 million of inventory over a period of 10 years and $20 million of other commitments in the normal course of business. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.
During the six months ended June 30, 2025, we fulfilled $26 million of purchases required under our inventory commitments. As of June 30, 2025, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2025 (remaining)	2026	2027	2028	2029	Thereafter	Total
Marketing and license fee agreements	$26	$37	$38	$38	$38	$134	$311
Inventory purchase obligations(1)(2)(3)	15	37	8	53	44	99	256
Other commitments(4)	8	7	1	2	2	—	20
Total	$49	$81	$47	$93	$84	$233	$587
(1)Commitments for a properties in Missouri, New York and Tennessee.
(2)For the property in New York, the payments are subject to the seller obtaining the inventory and providing clear title.
(3)For the property in Tennessee, we have the option to extend the full purchase of inventory up to 2033 pursuant to the terms of the purchase agreement. The proposed acquisition is subject to certain approvals pursuant to the terms of the Sale and Purchase Agreement, which is expected in the third quarter of 2025.
(4)Primarily relates to commitments related to information technology and sponsorships.
Litigation Contingencies
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We evaluate these legal proceedings and claims at each balance sheet date to determine the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to reasonably estimate the amount of loss. We record a contingent litigation liability when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2025 and December 31, 2024, we accrued liabilities of approximately $10 million and $7 million, respectively, for all legal matters.
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
As part of the cure, the management agreement was assumed during the first quarter of 2025 for $47.5 million in exchange for a note payable. See Note 10: Intangibles and Note 11: Debt and Non-recourse Debt for additional information. Additionally, the cure provided for BVU to purchase $7.5 million of inventory per quarter beginning February 26, 2025 until all missed quarterly purchases of inventory between October 2019 and February 10, 2025 have been completed totaling approximately $39 million, subject to the opposing party being able to obtain the inventory and providing clear title. Once cured, the quarterly inventory purchase commitment will be approximately $1.9 million through

May 2035, subject to the opposing party being able to obtain the inventory and providing clear title. The inventory commitment related to this matter is included in the table above within the inventory purchase obligations.
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
Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $538 million as of June 30, 2025, which primarily consist of escrow and subsidy related bonds.
NOTE 19: SUBSEQUENT EVENTS
On July 11, 2025, we completed a term securitization of approximately ¥9.5 billion of timeshare loans through Hilton Grand Vacations Japan Trust 2025-1 (“the Trust” or “SMRAI”), with a coupon rate of 1.41%. One class of notes were issued by the Trust, and the collateralized timeshare notes are domiciled in Japan. The proceeds will primarily be used for general corporate purposes.
On July 29, 2025, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an aggregate of $600 million of its outstanding shares of common stock over a two-year period, which is in addition to the amount remaining under the current 2024 Repurchase Plan. Repurchases may be conducted in the open market, in privately negotiated transactions or such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The timing and actual number of shares repurchased under any share repurchase plan will depend on a variety of factors, including the stock price, available liquidity and market conditions. The shares are retired upon repurchase. The share repurchase plans do not obligate HGV to repurchase any dollar amount or number of shares of common stock, and they may be suspended or discontinued at any time.

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
Overview
Our Business
We are a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brands. On January 17, 2024 (the “Bluegreen Acquisition Date”), we completed the acquisition of Bluegreen Vacations Holding Corporation (“Bluegreen”) (the “Bluegreen Acquisition”).
Our operations primarily consist of: selling VOIs for us and third parties; financing and servicing loans provided to consumers for their VOI purchases; operating resorts and timeshare plans; and managing our exchange programs through which our members may receive HGV Max benefits. Together our timeshare plans and exchange programs are collectively referred to as “Clubs”.
As of June 30, 2025, we have over 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, South Carolina, California, Arizona, Virginia, and Nevada. Our properties feature spacious, condominium-style accommodations with superior amenities and quality service. We have rebranded many of the Diamond properties, and we expect to continue this process for a majority of the remaining Diamond properties. During 2025, we anticipate rebranding certain Bluegreen properties to Hilton Grand Vacations brands upon meeting Hilton brand standards.
As of June 30, 2025, we had approximately 725,000 members across our Club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at Hilton Grand Vacations resorts, properties in the Hilton system of 24 industry-leading brands across approximately 8,600 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options.
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
For the six months ended June 30, 2025, sales from fee-for-service and just-in-time inventory were 16%, and 11% of contract sales, respectively. See “Key Business and Financial Metrics — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale at open or soon-to-be open projects and inventory at new or existing projects that will be made available for sale is $13.3 billion at current pricing. Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 28% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
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
With the Bluegreen Acquisition, our marketing and sales activities also include marketing relationships with nationally-recognized consumer brands such as Bass Pro, a fishing, marine, hunting, camping and sports gear retailer, and Choice Hotels. HGV is party to an exclusive marketing agreement with Bass Pro that provides HGV with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. This agreement became effective on the Bluegreen Acquisition Date. As of June 30, 2025, HGV had sales and marketing operations at a total of 140 Bass Pro Shops and Cabela’s Stores, including 8 virtual kiosks. Additionally, the joint venture between HGV and Bass Pro includes four high-end wilderness resorts under the Big Cedar Lodge brand. We also assumed an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages.
Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the six months ended June 30, 2025, 74% of our contract sales were to our existing owners, compared to 71% for the six months ended June 30, 2024.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 65% for both the six months ended June 30, 2025 and 2024, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by all contract sales volume originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Six Months Ended June 30,
	2025	2024
Weighted-average FICO score	737	738
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
Adjusted EBITDA Attributable to Stockholders is Adjusted EBITDA, as previously defined, excluding amounts attributable to the noncontrolling interest in Bluegreen/Big Cedar Vacations LLC (“Big Cedar”), a joint venture in which HGV is deemed to hold a controlling financial interest based on its 51% equity interest, its active role as the day-to-day manager of its activities, and majority voting control of its management committee.
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

Results of Operations
Three and Six Months Ended June 30, 2025 Compared with the Three and Six Months Ended June 30, 2024
Segment Results
The following tables present our revenues by segment. We do not include equity in earnings from unconsolidated affiliates in our measures of segment operating performance.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Revenues:
Real estate sales and financing	$760	$740	$20	2.7	$1,405	$1,427	$(22)	(1.5)
Resort operations and club management	405	386	19	4.9	796	746	50	6.7
Total segment revenues	1,165	1,126	39	3.5	2,201	2,173	28	1.3
Cost reimbursements	128	129	(1)	(0.8)	261	251	10	4.0
Intersegment eliminations(1)	(27)	(20)	(7)	35.0	(48)	(33)	(15)	45.5
Total revenues	$1,266	$1,235	$31	2.5	$2,414	$2,391	$23	1.0
(1)See Note 17: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.
The following table reconciles net income (loss) attributable to stockholders and net income (loss), our most comparable U.S. GAAP financial measures, to EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders:

	Three Months Ended June 30,		Variance(1)		Six Months Ended June 30,		Variance(1)
($ in millions)	2025	2024	$	%	2025	2024	$	%
Net income (loss) attributable to stockholders	$25	$2	$23	NM	$8	$(2)	$10	NM
Net income attributable to noncontrolling interest	3	2	1	50.0	8	4	4	100.0
Net income	28	4	24	NM	16	2	14	NM
Interest expense	79	87	(8)	(9.2)	156	166	(10)	(6.0)
Income tax expense (benefit)	15	3	12	NM	21	(8)	29	NM
Depreciation and amortization	59	68	(9)	(13.2)	126	130	(4)	(3.1)
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	2	(1)	(50.0)	1	3	(2)	(66.7)
EBITDA	182	164	18	11.0	320	293	27	9.2
Other (gain) loss, net	(4)	3	(7)	NM	(10)	8	(18)	NM
Share-based compensation expense	23	18	5	27.8	35	27	8	29.6
Impairment expense	1	—	1	100.0	1	2	(1)	(50.0)
Acquisition and integration-related expense	26	48	(22)	(45.8)	54	157	(103)	(65.6)
Other adjustment items(2)	10	33	(23)	(69.7)	23	55	(32)	(58.2)
Adjusted EBITDA	238	266	(28)	(10.5)	423	542	(119)	(22.0)
Adjusted EBITDA attributable to noncontrolling interest	5	4	1	25.0	10	7	3	42.9
Adjusted EBITDA attributable to stockholders	$233	$262	$(29)	(11.1)	$413	$535	$(122)	(22.8)
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

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$176	$193	$(17)	(8.8)	$309	$399	$(90)	(22.6)
Resort operations and club management(1)	149	152	(3)	(2.0)	282	286	(4)	(1.4)
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	7	5	2	40.0	12	11	1	9.1
License fee expense	(52)	(40)	(12)	30.0	(101)	(75)	(26)	34.7
General and administrative(2)	(42)	(44)	2	(4.5)	(79)	(79)	—	—
Adjusted EBITDA	238	266	(28)	(10.5)	423	542	(119)	(22.0)
Adjusted EBITDA attributable to noncontrolling interest	5	4	1	25.0	10	7	3	42.9
Total Adjusted EBITDA attributable to stockholders	$233	$262	$(29)	(11.1)	$413	$535	$(122)	(22.8)
(1)Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments
(2)Adjusts for segment related share-based compensation, depreciation and other adjustment items.
Real estate sales and financing Adjusted EBITDA decreased by $17 million for the three months ended June 30, 2025, compared to the same period in 2024 primarily due to an increase in Sales and marketing expense of $26 million and a decrease in Sales of VOI, net of $2 million, partially offset by an increase in Financing profit of $14 million.
Real estate sales and financing Adjusted EBITDA decreased by $90 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in Sales of VOI, net of $62 million and an increase in Sales and marketing expense of $50 million, partially offset by an increase in Financing profit of $19 million.
Refer to “—Real Estate” and “—Financing” for further discussion on the revenues and expenses of the Real estate sales and financing segment.
Resort operations and club management segment adjusted EBITDA remained consistent for both the three and six months ended June 30, 2025 when compared to the same periods in 2024.
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

	Three Months Ended June 30,		Variance(1)		Six Months Ended June 30,		Variance(1)
($ in millions)	2025	2024	$	%	2025	2024	$	%
Net income (loss) attributable to stockholders	$25	$2	$23	NM	$8	$(2)	$10	NM
Net income attributable to noncontrolling interest	3	2	1	50.0	8	4	4	100.0
Net income	28	4	24	NM	16	2	14	NM
Interest expense	79	87	(8)	(9.2)	156	166	(10)	(6.0)
Income tax expense (benefit)	15	3	12	NM	21	(8)	29	NM
Depreciation and amortization	59	68	(9)	(13.2)	126	130	(4)	(3.1)
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	2	(1)	(50.0)	1	3	(2)	(66.7)
EBITDA	182	164	18	11.0	320	293	27	9.2
Other (gain) loss, net	(4)	3	(7)	NM	(10)	8	(18)	NM
Equity in earnings from unconsolidated affiliates(2)	(7)	(5)	(2)	40.0	(12)	(11)	(1)	9.1
Impairment expense	1	—	1	100.0	1	2	(1)	(50.0)
License fee expense	52	40	12	30.0	101	75	26	34.7
Acquisition and integration-related expense	26	48	(22)	(45.8)	54	157	(103)	(65.6)
General and administrative	58	58	—	—	104	103	1	1.0
Profit	$308	$308	$—	—	$558	$627	$(69)	(11.0)

Real estate profit	$117	$120	$(3)	(2.5)	$187	$254	$(67)	(26.4)
Financing profit	72	58	14	24.1	142	123	19	15.4
Resort and club management profit	127	123	4	3.3	256	235	21	8.9
Rental and ancillary services profit	(8)	7	(15)	NM	(27)	15	(42)	NM
Profit	$308	$308	$—	—	$558	$627	$(69)	(11.0)
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Excludes impact of interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates of $1 million for the three and six months ended June 30, 2025, and $2 million and $3 million for the three and six months ended June 30, 2024, respectively.

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

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Fee-for-service commissions, package sales and other fees	$165	$167	$(2)	(1.2)	$307	$312	$(5)	(1.6)
Less: Package sales and other fees(1)	(81)	(79)	(2)	2.5	(155)	(160)	5	(3.1)
Fee-for-service commissions	$84	$88	$(4)	(4.5)	$152	$152	$—	—

Sales and marketing expense	$479	$453	$26	5.7	$904	$854	$50	5.9
Less: Package sales and other fees(1)	(81)	(79)	(2)	2.5	(155)	(160)	5	(3.1)
Sales and marketing expense, net	$398	$374	$24	6.4	$749	$694	$55	7.9
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
($ in millions)	2025	2024	$	2025	2024	$
Sales of VOIs (deferrals)	$(82)	$(20)	$(62)	$(208)	$(59)	$(149)
Sales of VOIs recognitions	—	7	(7)	—	48	(48)
Net Sales of VOIs (deferrals) recognitions	(82)	(13)	(69)	(208)	(11)	(197)
Cost of VOI sales (deferrals)	(23)	(6)	(17)	(60)	(17)	(43)
Cost of VOI sales recognitions	—	2	(2)	—	12	(12)
Net Cost of VOI sales (deferrals) recognitions	(23)	(4)	(19)	(60)	(5)	(55)
Sales and marketing expense (deferrals)	(14)	(2)	(12)	(35)	(8)	(27)
Sales and marketing expense recognitions	—	1	(1)	—	7	(7)
Net Sales and marketing expense (deferrals) recognitions	(14)	(1)	(13)	(35)	(1)	(34)
Net construction (deferrals) recognitions	$(45)	$(8)	$(37)	$(113)	$(5)	$(108)

Real Estate
See “Reconciliation of Profit Measures to GAAP Measure” above.

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions, except Tour flow and VPG)	2025	2024	$	%	2025	2024	$	%
Contract sales	$834	$757	$77	10.2	$1,555	$1,388	$167	12.0
Adjustments:
Fee-for-service sales(2)	(142)	(148)	6	(4.1)	(253)	(248)	(5)	2.0
Provision for financing receivables losses	(95)	(94)	(1)	1.1	(167)	(158)	(9)	5.7
Reportability and other:
Net (deferrals) recognitions of sales of VOIs under construction (3)	(82)	(13)	(69)	NM	(208)	(11)	(197)	NM
Other(4)	(46)	(31)	(15)	48.4	(80)	(62)	(18)	29.0
Sales of VOIs, net	$469	$471	$(2)	(0.4)	$847	$909	$(62)	(6.8)
Tour flow	225,222	226,388	(1,166)		399,747	400,526	(779)
VPG	$3,690	$3,320	$370		$3,874	$3,441	$433
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Represents contract sales from fee-for-service properties on which we earn Fee-for-service commissions and brand fees.
(3) Represents the net recognition of revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(4) Includes adjustments for revenue recognition, including sales incentives and amounts in rescission.
Contract sales increased $77 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to an 11.1% increase in VPG and new inventory available for sale.
Contract sales increased $167 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a 12.6% increase in VPG and new inventory available for sale.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Sales of VOIs, net	$469	$471	$(2)	(0.4)	$847	$909	$(62)	(6.8)
Fee-for-service commissions	84	88	(4)	(4.5)	152	152	—	—
Sales revenue	553	559	(6)	(1.1)	999	1,061	(62)	(5.8)
Less:
Cost of VOI sales	38	65	(27)	(41.5)	63	113	(50)	(44.2)
Sales and marketing expense, net	398	374	24	6.4	749	694	55	7.9
Real estate expense	436	439	(3)	(0.7)	812	807	5	0.6
Real estate profit	$117	$120	$(3)	(2.5)	$187	$254	$(67)	(26.4)
Real estate profit margin(1)	21.2%	21.5%			18.7%	23.9%
(1)Excluding the marketing revenue and other fees adjustment, Real estate profit margin was 18.5% and 18.8% for the three months ended June 30, 2025 and 2024, respectively, and 16.2% and 20.8% for the six months ended June 30, 2025 and 2024, respectively.
For the three months ended June 30, 2025, Real estate profit, Sales revenue and Real estate expense remained consistent when compared to the same period in 2024.
Real estate profit decreased $67 million, for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in Sales of VOI, net and increase in Sales and marketing expense, net partially offset by a decrease in Cost of VOI sales.
Sales revenue decreased $62 million, for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to net deferrals of $208 million in 2025 compared to net deferrals of $11 million in 2024, partially offset by an increase in owned contract sales of $162 million.

Real estate expense increased $5 million, for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in selling expenses of $63 million and an increase in marketing and other expenses of $34 million, partially offset net deferrals of $95 million in 2025 compared to net deferrals of $6 million in 2024.
Financing

	Three Months Ended June 30,		Variance(1)		Six Months Ended June 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Interest income	$122	$116	$6	5.2	$245	$228	$17	7.5
Other financing revenue	12	14	(2)	(14.3)	22	22	—	—
Premium amortization of acquired timeshare financing receivables	(8)	(28)	20	(71.4)	(16)	(44)	28	(63.6)
Financing revenue	126	102	24	23.5	251	206	45	21.8
Consumer financing interest expense	26	22	4	18.2	55	45	10	22.2
Other financing expense	26	20	6	30.0	51	34	17	50.0
Amortization of acquired non-recourse debt discounts and premiums, net	2	2	—	—	3	4	(1)	(25.0)
Financing expense	54	44	10	22.7	109	83	26	31.3
Financing profit	$72	$58	$14	24.1	$142	$123	$19	15.4
Financing profit margin	57.1%	56.9%			56.6%	59.7%
Financing profit increased $14 million and $19 million for both the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to an increase in financing revenues, partially offset by an increase in financing expenses.
Financing revenue increased $24 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in the premium amortization of acquired timeshare financing receivables.
Financing revenue increased $45 million, for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in the average outstanding balance of the timeshare financing receivables portfolio and a decrease in the premium amortization of the acquired timeshare financing receivables of $28 million.
Financing expense increased $10 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to a $6 million increase in expenses incurred to manage our portfolios and an increase in consumer financing interest expense of $4 million due to an increase in the weighted average non-recourse debt balance.
Financing expense increased $26 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a $16 million increase in expenses incurred to manage our portfolios and an increase in consumer financing interest expense of $10 million due to an increase in the weighted average non-recourse debt balance.

Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Club management revenue	$70	$67	$3	4.5	$142	$130	$12	9.2
Resort management revenue	113	104	9	8.7	224	207	17	8.2
Resort and club management revenues	183	171	12	7.0	366	337	29	8.6
Club management expense	21	21	—	—	41	41	—	—
Resort management expense	35	27	8	29.6	69	61	8	13.1
Resort and club management expenses	56	48	8	16.7	110	102	8	7.8
Resort and club management profit	$127	$123	$4	3.3	$256	$235	$21	8.9
Resort and club management profit margin	69.4%	71.9%			69.9%	69.7%
Resort and club management profit increased $4 million and $21 million for both the three and six months ended June 30, 2025, compared to the same periods in 2024, due to an increase in revenues partially offset by an increase in expenses.
Resort and club management revenue increased $12 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to increases in management fee revenue of $6 million, license fee revenue of $3 million and annual club dues revenue of $2 million.
Resort and club management revenue increased $29 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to increases in management fee revenue of $10 million, annual club dues revenue of $7 million and license fee revenue of $6 million.
Resort and club management expenses increased $8 million for both the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to an increase in property management expenses.
Rental and Ancillary Services

	Three Months Ended June 30,		Variance(1)		Six Months Ended June 30,		Variance(1)
($ in millions)	2025	2024	$	%	2025	2024	$	%
Rental revenues	$180	$181	$(1)	(0.6)	$354	$350	$4	1.1
Ancillary services revenues	15	14	1	7.1	28	26	2	7.7
Rental and ancillary services revenues	195	195	—	—	382	376	6	1.6
Rental expenses	191	177	14	7.9	386	340	46	13.5
Ancillary services expense	12	11	1	9.1	23	21	2	9.5
Rental and ancillary services expenses	203	188	15	8.0	409	361	48	13.3
Rental and ancillary services profit	$(8)	$7	$(15)	NM	$(27)	$15	$(42)	NM
Rental and ancillary services profit margin	(4.1)%	3.6%			(7.1)%	4.0%
(1) NM - fluctuation in terms of percentage change is not meaningful.
    Rental and ancillary services profit decreased by $15 million and $42 million for both the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to an increase in expenses.
Rental and ancillary services revenue remained consistent for both the three and six months ended June 30, 2025, compared to the same periods in 2024.

Rental and ancillary services expenses increased $15 million and $48 million for the three months ended June 30, 2025, compared to the same periods in 2024, primarily due to an increase in maintenance fees.
Other Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
General and administrative	$58	$58	$—	—	$104	$103	$1	1.0
Depreciation and amortization	59	68	(9)	(13.2)	126	130	(4)	(3.1)
License fee expense	52	40	12	30.0	101	75	26	34.7
Impairment expense	1	—	1	100.0	1	2	(1)	(50.0)
For the three and six months ended June 30, 2025, the increase in other operating expenses was primarily due to an increase in license fee expense partially offset by a decrease in depreciation and amortization, when compared to the same periods in 2024. License fee expense increased by $12 million and $26 million for both the three and six months ended June 30, 2025, when compared to the same periods in 2024. The increase was primarily due to licensing fees paid to Hilton.
Acquisition and Integration-Related Expense

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Acquisition and integration-related expense	$26	$48	$(22)	(45.8)	$54	$157	$(103)	(65.6)
Acquisition and integration-related costs include direct expenses related to our recent acquisitions including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For the three and six months ended June 30, 2025, acquisition and integration-related costs decreased by $22 million and $103 million, respectively, when compared to the same periods in 2024. The decrease was primarily driven by the Bluegreen Acquisition that occurred in the first quarter of 2024.
Non-Operating Expenses

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2025	2024	$	%	2025	2024	$	%
Interest expense	$79	$87	$(8)	(9.2)	$156	$166	$(10)	(6.0)
Equity in earnings from unconsolidated affiliates	(6)	(3)	(3)	100.0	(11)	(8)	(3)	37.5
Other (gain) loss, net	(4)	3	(7)	NM	(10)	8	(18)	NM
Income tax expense (benefit)	15	3	12	NM	21	(8)	29	NM
(1) NM - fluctuation in terms of percentage change is not meaningful
The changes in non-operating expenses for the three and six months ended June 30, 2025, compared to the same periods in 2024, were primarily due to decreases in interest expense and other (gain) loss, net partially offset by an increase in income tax expense. The decrease in interest expense was primarily due to a decrease in the overall debt balance and a decrease in the weighted average interest rate. The change in other (gain) loss is primarily due to revaluation of our foreign currency transactions. For the three months ended June 30, 2025, the increase in income tax expense was primarily driven by the overall change in pretax earnings compared to the same period in 2024. For the six months ended June 30, 2025, the increase in income tax expense was primarily driven by the overall change in pretax earnings and discrete items compared to the same period in 2024.

Net income attributable to noncontrolling interest

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Net income attributable to noncontrolling interest	$3	$2	$1	50.0	$8	$4	$4	100.0
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
•As of June 30, 2025, we had total cash and cash equivalents of $269 million and restricted cash of $323 million. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
•During the six months ended June 30, 2025, we repurchased 8 million shares for $300 million under our share repurchase program. See Note 15: Earnings Per Share for additional information.
•In June 2025, we completed a securitization of approximately $300 million of gross timeshare financing receivables. The proceeds were used to pay down in part some of our existing debt and for other general corporate purposes. See Note 11: Debt and Non-Recourse Debt for additional information.
•As of June 30, 2025, we had $794 million remaining borrowing capacity under the revolver facility.
•As of June 30, 2025, we had an aggregate of $120 million remaining borrowing capacity under our Timeshare Facility. As of June 30, 2025, we had $937 million of notes that were current on payments but not securitized. Of that figure, approximately $429 million could be monetized through either warehouse borrowing or securitization while another $260 million of mortgage notes we anticipate being eligible following certain customary milestones such as first payment, deeding and recording.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2025, our inventory-related purchase commitments totaled $256 million to be fulfilled over a period of 10 years.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,		Variance
($ in millions)	2025	2024	$
Net cash provided by (used in):
Operating activities	$99	$113	$(14)
Investing activities	(66)	(1,482)	1,416
Financing activities	(213)	1,101	(1,314)

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
The decrease in net cash provided by operating activities for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to a decrease in depreciation and amortization expenses of $30 million and an increase in purchases of inventory from a third-party developer of $11 million, partially offset by an increase in provision for financing receivable losses of $21 million and an increase in share-based compensation expense of $8 million.
The following table summarizes our VOI inventory spending:

	Six Months Ended June 30,
($ in millions)	2025	2024
VOI spending - owned properties(1)	$128	$141
Purchases and development of real estate for future conversion to inventory	61	50
Total VOI inventory spending	$189	$191
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
Net cash used in investing activities was $66 million for the six months ended June 30, 2025 compared to $1,482 million for the same period in 2024. The decrease was primarily due to the Bluegreen Acquisition in 2024.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $213 million compared to net cash provided by financing activities of $1,101 million for the same period in 2024. The change was primarily due to net proceeds from debt and non-recourse debt of $1,362 million in 2024 compared to net proceeds of $99 million in 2025 and an increase in share repurchases of $101 million, partially offset by a decrease in cash paid for debt issuance costs of $38 million and a decrease of payment on withholding taxes on vesting of RSUs of $13 million.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, marketing and license fee agreements and obligations associated with our debt, non-recourse debt and the related interest. As of June 30, 2025, we were committed to approximately $9,415 million in contractual obligations over 16 years, $496 million of which will be fulfilled in the remainder of 2025. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 18: Commitments and Contingencies and Note 11: Debt and Non-recourse Debt for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $538 million as of June 30, 2025, which primarily consist of escrow and subsidy related bonds.

Subsequent Events
On July 11, 2025, we completed a term securitization of approximately ¥9.5 billion of timeshare loans through Hilton Grand Vacations Japan Trust 2025-1 (“the Trust” or “SMRAI”), with a coupon rate of 1.41%. One class of notes were issued by the Trust, and the collateralized timeshare notes are domiciled in Japan. The proceeds will primarily be used for general corporate purposes.
On July 29, 2025, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an aggregate of $600 million of its outstanding shares of common stock over a two-year period, which is in addition to the amount remaining under the current 2024 Repurchase Plan. Repurchases may be conducted in the open market, in privately negotiated transactions or such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The timing and actual number of shares repurchased under any share repurchase plan will depend on a variety of factors, including the stock price, available liquidity and market conditions. The shares are retired upon repurchase. The share repurchase plans do not obligate HGV to repurchase any dollar amount or number of shares of common stock, and they may be suspended or discontinued at any time.
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
Item 1A. Risk Factors
As of June 30, 2025, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. These risk factors may be important to understanding statements in the Form 10-Q and should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part 1, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
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
During the three months ended June 30, 2025, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans
April 1 - April 30, 2025	1,786,389	$33.59	1,786,389	$217,629,776
May 1 - May 31, 2025	1,329,448	39.39	1,329,448	165,233,900
June 1 - June 30, 2025	955,270	39.46	955,270	127,519,639
Total	4,071,107	$36.86	4,071,107
From July 1, 2025 through July 24, 2025, we repurchased approximately 0.6 million shares for $29 million. As of July 24, 2025, we had $98 million of remaining availability under the 2024 Repurchase Plan.
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

10.1*	Amendment No. 9 to the Credit Agreement, dated as of April 11, 2025, by and among Hilton Grand Vacations Borrower LLC, Bank of America, N.A. and Wells Fargo Bank, National Association.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.NS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
_____________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of July 2025.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	President and Chief Financial Officer