Form 10-Q
period 2025-09-30
Hilton Grand Vacations Inc.
filed 2025-10-30
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 23, 2025 was 85,543,093.

HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$215	$328
Restricted cash	328	438
Accounts receivable, net	440	315
Timeshare financing receivables, net	3,059	3,006
Inventory	2,454	2,244
Property and equipment, net	854	792
Operating lease right-of-use assets, net	74	84
Investments in unconsolidated affiliates	79	73
Goodwill	1,985	1,985
Intangible assets, net	1,726	1,787
Other assets	466	390
TOTAL ASSETS (variable interest entities - $2,392 and $2,192)	$11,680	$11,442
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$1,067	$1,125
Advanced deposits	228	226
Debt, net	4,719	4,601
Non-recourse debt, net	2,472	2,318
Operating lease liabilities	91	100
Deferred revenue	635	252
Deferred income tax liabilities	927	925
Total liabilities (variable interest entities - $2,463 and $2,318)	10,139	9,547
Commitments and contingencies - see Note 18
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 86,635,596 shares issued and outstanding as of September 30, 2025, and 96,720,179 shares issued and outstanding as of December 31, 2024	1	1
Additional paid-in capital	1,308	1,399
Accumulated retained earnings	88	352
Accumulated other comprehensive loss	(12)	—
Total stockholders' equity	1,385	1,752
Noncontrolling interest	156	143
Total equity	1,541	1,895
TOTAL LIABILITIES AND EQUITY	$11,680	$11,442
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Sales of VOIs, net	$473	$550	$1,320	$1,459
Fee-for-service commissions, package sales and other fees	188	159	495	471
Financing	128	105	379	311
Resort and club management	193	179	559	516
Rental and ancillary services	186	183	568	559
Cost reimbursements	132	130	393	381
Total revenues	1,300	1,306	3,714	3,697
Expenses
Cost of VOI sales	43	75	106	188
Sales and marketing	497	467	1,401	1,321
Financing	53	45	162	128
Resort and club management	58	50	168	152
Rental and ancillary services	190	178	599	539
General and administrative	58	44	162	147
Acquisition and integration-related expense	24	36	78	193
Depreciation and amortization	67	68	193	198
License fee expense	56	49	157	124
Impairment expense	1	—	2	2
Cost reimbursements	132	130	393	381
Total operating expenses	1,179	1,142	3,421	3,373
Interest expense	(79)	(84)	(235)	(250)
Equity in earnings from unconsolidated affiliates	6	4	17	12
Other (loss) gain, net	(3)	9	7	1
Income before income taxes	45	93	82	87
Income tax expense	(15)	(61)	(36)	(53)
Net income	30	32	46	34
Net income attributable to noncontrolling interest	5	3	13	7
Net income attributable to stockholders	$25	$29	$33	$27
Earnings per share attributable to stockholders:
Basic	$0.28	$0.28	$0.37	$0.26
Diluted	$0.28	$0.28	$0.36	$0.26
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$30	$32	$46	$34
Derivative instrument adjustments, net of tax	(2)	(13)	(12)	(10)
Foreign currency translation adjustments, net of tax	(5)	10	—	(5)
Other comprehensive income loss, net of tax	(7)	(3)	(12)	(15)
Comprehensive income attributable to noncontrolling interest	5	3	13	7
Comprehensive income attributable to stockholders	$18	$26	$21	$12
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$46	$34
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193	198
Amortization of deferred financing costs, acquisition premiums and other	57	96
Provision for financing receivables losses	311	274
Impairment expense	2	2
Other (gain) loss, net	(7)	(1)
Share-based compensation	54	38
Deferred income tax expense	6	—
Equity in earnings from unconsolidated affiliates	(17)	(12)
Return on investment in unconsolidated affiliates	10	10
Net changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(117)	140
Timeshare financing receivables, net	(471)	(401)
Inventory	(85)	(38)
Purchases and development of real estate for future conversion to inventory	(73)	(61)
Other assets	(102)	(10)
Accounts payable, accrued expenses and other	(61)	(47)
Advanced deposits	3	4
Deferred revenue	384	(22)
Net cash provided by operating activities	133	204
Investing Activities
Acquisitions, net of cash, cash equivalents and restricted cash acquired	—	(1,444)
Capital expenditures for property and equipment (excluding inventory)	(50)	(27)
Software capitalization costs	(54)	(42)
Other	—	(1)
Net cash used in investing activities	(104)	(1,514)
Financing Activities
Proceeds from debt	2,237	2,240
Proceeds from non-recourse debt	2,755	905
Repayment of debt	(2,181)	(406)
Repayment of non-recourse debt	(2,598)	(1,393)
Payment of debt issuance costs	(21)	(52)
Repurchase and retirement of common stock	(450)	(307)
Payment of withholding taxes on vesting of restricted stock units	(9)	(21)
Proceeds from employee stock plan purchases	8	5
Proceeds from stock option exercises	11	7
Distributions to noncontrolling interest holder	—	(5)
Other	(4)	(2)
Net cash (used in) provided by financing activities	(252)	971
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(5)
Net decrease in cash, cash equivalents and restricted cash	(223)	(344)
Cash, cash equivalents and restricted cash, beginning of period	766	885
Cash, cash equivalents and restricted cash, end of period	543	541
Less: Restricted cash	328	244
Cash and cash equivalents	$215	$297
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2024	97	$1	$1,399	$352	$—	$143	$1,895
Net (loss) income	—	—	—	(17)	—	5	(12)
Activity related to share-based compensation	—	—	5	—	—	—	5
Foreign currency translation adjustments, net of tax	—	—	—	—	(1)	—	(1)
Derivative instrument adjustments, net of tax	—	—	—	—	(6)	—	(6)
Repurchase and retirement of common stock	(4)	—	(53)	(97)	—	—	(150)
Balance as of March 31, 2025	93	$1	$1,351	$238	$(7)	$148	$1,731
Net income	—	—	—	25	—	3	28
Activity related to share-based compensation	—	—	24	—	—	—	24
Employee stock plan issuance	—	—	8	—	—	—	8
Foreign currency translation adjustments, net of tax	—	—	—	—	6	—	6
Derivative instrument adjustments, net of tax	—	—	—	—	(4)	—	(4)
Repurchase and retirement of common stock	(4)	—	(57)	(96)	—	—	(153)
Balance as of June 30, 2025	89	$1	$1,326	$167	$(5)	$151	$1,640
Net income	—	—	—	25	—	5	30
Activity related to share-based compensation	1	—	28	—	—	—	28
Foreign currency translation adjustments, net of tax	—	—	—	—	(5)	—	(5)
Derivative instrument adjustments, net of tax	—	—	—	—	(2)	—	(2)
Repurchase and retirement of common stock	(3)	—	(46)	(104)	—	—	(150)
Balance as of September 30, 2025	87	$1	$1,308	$88	$(12)	$156	$1,541
See notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2023	106	$1	$1,504	$593	$17	$—	$2,115
Acquisition of third-party equity interest in consolidated entity	—	—	—	—	—	158	158
Net (loss) income	—	—	—	(4)	—	2	(2)
Activity related to share-based compensation	1	—	(4)	—	—	—	(4)
Foreign currency translation adjustments, net of tax	—	—	—	—	(6)	—	(6)
Derivative instrument adjustments, net of tax	—	—	—	—	4	—	4
Repurchase and retirement of common stock	(2)	—	(33)	(68)	—	—	(101)
Balance as of March 31, 2024	105	$1	$1,467	$521	$15	$160	$2,164
Net income	—	—	—	2	—	2	4
Activity related to share-based compensation	—	—	17	—	—	—	17
Employee stock plan issuance	—	—	5	—	—	—	5
Foreign currency translation adjustments, net of tax	—	—	—	—	(9)	—	(9)
Derivative instrument adjustments, net of tax	—	—	—	—	(1)	—	(1)
Repurchase and retirement of common stock	(3)	—	(33)	(67)	—	—	(100)
Balance as of June 30, 2024	102	$1	$1,456	$456	$5	$162	$2,080
Net income	—	—	—	29	—	3	32
Distributions to noncontrolling interest holder	—	—	—	—	—	(5)	(5)
Adjustment to acquisition of third-party equity interest in consolidated entity	—	—	—	—	—	(18)	(18)
Activity related to share-based compensation	—	—	11	—	—	—	11
Foreign currency translation adjustments, net of tax	—	—	—	—	10	—	10
Derivative instrument adjustments, net of tax	—	—	—	—	(13)	—	(13)
Repurchase and retirement of common stock	(2)	—	(39)	(71)	—	—	(110)
Balance as of September 30, 2024	100	$1	$1,428	$414	$2	$142	$1,987
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
As of September 30, 2025, we had over 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, South Carolina, California, Arizona, Virginia, and Nevada.
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
In July 2025, the FASB issued Accounting Standards Update 2025-05 (“ASU 2025-05”), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that allows entities to estimate expected credit losses for current accounts receivable and contract assets without needing to predict future economic conditions. The guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. We are currently evaluating the effects of this ASU, but do not expect a material impact on our financial statements or disclosures.
In September 2025, the FASB issued Accounting Standards Update 2025-06 (“ASU 2025-06”), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 provides amendments to modernize the accounting for software costs. The guidance may be applied either (1) prospectively, (2) retrospectively, or (3) using a modified transition approach with early adoption permitted. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. We are currently evaluating the effects of this ASU, but do not expect a material impact on our financial statements or disclosures.
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

Nine Months Ended September 30,
($ in millions)	2024
Revenue	$3,744
Net income	34

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

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Sales and Financing Segment	2025	2024	2025	2024
Sales of VOIs, net	$473	$550	$1,320	$1,459
Fee-for-service commissions, package sales and other fees	188	159	495	471
Interest income	119	96	348	280
Other financing revenue	9	9	31	31
Real estate sales and financing segment revenues	$789	$814	$2,194	$2,241

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Resort Operations and Club Management Segment	2025	2024	2025	2024
Club management	$78	$74	$220	$204
Resort management	115	105	339	312
Rental(1)	173	171	527	521
Ancillary services	13	12	41	38
Resort operations and club management segment revenues	$379	$362	$1,127	$1,075
(1)Excludes intersegment eliminations. See Note 17: Business Segments for additional information.
Receivables from Contracts with Customers and Contract Liabilities
Our accounts receivable that relate to our contracts with customers include amounts associated with our contractual right to consideration for completed performance obligations and are settled when the related cash is received. Accounts receivable are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time. Our timeshare financing receivables consist of loans related to our financing of VOI sales that are secured by the underlying timeshare properties. See Note 6: Timeshare financing receivables for additional information.
The following table provides information on our contracts with customers which are included in Accounts receivable, net and Timeshare financing receivables, net, respectively, on our condensed consolidated balance sheets:

($ in millions)	September 30, 2025	December 31, 2024
Receivables from contracts with customers:
Accounts receivable, net	$279	$219
Timeshare financing receivables, net(1)	3,059	3,006
Total	$3,338	$3,225
(1) Includes $583 million and $878 million of acquired timeshare financing receivables, net, as of September 30, 2025 and December 31, 2024, respectively.
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

The following table presents the composition of our contract liabilities:

($ in millions)	September 30, 2025	December 31, 2024
Contract liabilities:
Advanced deposits	$228	$226
Deferred sales of VOIs of projects under construction	399	92
Club activation fees and annual dues	107	70
Bonus point incentive liability(1)	112	104
Maintenance fees	15	12
Other revenue	58	26
(1)The balance includes $56 million and $52 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the three and nine months ended September 30, 2025, which was included in the contract liabilities balance at December 31, 2024, was approximately $39 million and $197 million, respectively.
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
Deferred VOI sales primarily include the deferred revenues of sales associated with projects under construction. The following table presents the deferred revenue, deferred cost of VOI sales and deferred direct selling costs from sales of VOIs related to projects under construction:

($ in millions)	September 30, 2025	December 31, 2024
Sales of VOIs, net	$399	$92
Cost of VOI sales	114	28
Sales and marketing expense	64	13
During the nine months ended September 30, 2025, we deferred $307 million of Sales of VOI, net related to projects under construction. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of September 30, 2025, upon their completion in 2026.
The following table includes the remaining transaction price related to our contract liabilities as of September 30, 2025:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$228	18 months	Upon customer stays
Club activation fees	74	7 years	Straight-line basis over average inventory holding period
Bonus point incentive liability	112	18 - 30 months	Upon redemption
Annual club dues	33	1 year	Straight-line basis
Maintenance fees	15	1 year	Straight-line basis
Other revenue	58	1 year	Straight-line basis

NOTE 5: ACCOUNTS RECEIVABLE
Accounts receivable within the scope of ASC 326, Financial Instruments - Credit Losses are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	September 30, 2025	December 31, 2024
Fee-for-service commissions	$34	$48
Real estate and financing	46	34
Resort and club operations	199	137
Tax receivables	147	89
Other receivables	14	7
Total	$440	$315
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates.
The changes in our allowance were as follows during the nine months ended September 30, 2025:

($ in millions)	Fee-for-service commissions	Real estate and financing	Resort and club operations	Total
Balance as of December 31, 2024	$24	$49	$1	$74
Current period provision for expected credit losses	8	34	13	55
Write-offs charged against the allowance	(5)	(22)	(1)	(28)
Balance as of September 30, 2025	$27	$61	$13	$101
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
The following table presents the components of each portfolio by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Securitized	$1,557	$1,168	$399	$641
Unsecuritized(1)	1,886	1,764	313	443
Timeshare financing receivables, gross	$3,443	$2,932	$712	$1,084
Unamortized non-credit acquisition premium	—	—	39	62
Less: allowance for financing receivables losses	(967)	(804)	(168)	(268)
Timeshare financing receivables, net	$2,476	$2,128	$583	$878
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

In July 2025, we completed a securitization of approximately ¥9.5 billion, or $65 million, of gross timeshare loans with a coupon rate of 1.41% due January 2039. The collateralized timeshare notes are domiciled in Japan. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the notes from the transaction are presented as non-recourse debt. The proceeds were used for general corporate purposes.
In August 2025, we completed a securitization of approximately $400 million of gross timeshare financing receivables and issued approximately $210 million of 4.54% notes, $125 million of 4.73% notes and $65 million of 5.12% notes due May 2044. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the notes from the transaction are presented as non-recourse debt. The proceeds were used to pay down in part some of the existing debt and for other general corporate purposes.
See Note 8: Consolidated Variable Interest Entities and Note 11: Debt and Non-recourse Debt for additional information on our securitizations.
As of September 30, 2025 and December 31, 2024, we had timeshare financing receivables of $628 million and $455 million, respectively, securing the Timeshare Facility.
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
We recognize interest income on our timeshare financing receivables as earned. As of September 30, 2025 and December 31, 2024, we had interest receivable outstanding of $23 million and $22 million, respectively, on our originated timeshare financing receivables. As of September 30, 2025 and December 31, 2024, we had interest receivable outstanding of $5 million and $7 million, respectively, on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of September 30, 2025, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 14.7%, a weighted-average remaining term of 9.2 years and maturities through 2040. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 15.0%, a weighted-average remaining term of 6.2 years and maturities through 2035.
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
Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2024	$804	$268
Provision for financing receivables losses(1)	300	18
Write-offs	(164)	(169)
Inventory recoveries	—	78
Upgrades(3)	27	(27)
Balance as of September 30, 2025	$967	$168

($ in millions)	Originated	Acquired
Balance as of December 31, 2023	$500	$279
Initial allowance for purchased credit deteriorated financing receivables acquired during the period(2)	—	214
Provision for financing receivables losses(1)	272	2
Write-offs	(86)	(195)
Inventory recoveries	—	74
Upgrades(3)	36	(36)
Balance as of September 30, 2024	$722	$338
(1)For the Originated portfolio, this amount includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded timeshare financing receivables. For the Acquired portfolio, this amount includes incremental provision for credit loss expense from Acquired receivables.
(2)The initial allowance determined for receivables with credit deterioration was $220 million as of the Bluegreen Acquisition Date. We also reduced the initial allowance determined for receivables with credit deterioration for Legacy-Grand Islander by $6 million during the first quarter of 2024.
(3)Represents the initial change in allowance resulting from upgrades of Acquired receivables. Upgraded Acquired receivables and their related allowance are included in the Originated portfolio.
Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of September 30, 2025 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2025 (remaining)	$35	$31	$66
2026	148	107	255
2027	158	119	277
2028	166	132	298
2029	175	149	324
Thereafter	875	1,348	2,223
Total	$1,557	$1,886	$3,443
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

Our gross acquired timeshare financing receivables as of September 30, 2025 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2025 (remaining)	$15	$11	$26
2026	58	45	103
2027	62	46	108
2028	59	45	104
2029	53	44	97
Thereafter	152	122	274
Total	$399	$313	$712
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
Originated Timeshare Financing Receivables
Our originated gross balances by average FICO score of our originated timeshare financing receivables were as follows:

	Originated
	September 30, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
FICO score
700+	$1,026	$563	$39	$535	$2,163
600-699	358	323	8	157	846
<600	45	48	1	8	102
No score(1)	276	20	31	5	332
Total	$1,705	$954	$79	$705	$3,443
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Originated
	December 31, 2024
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
FICO score
700+	$956	$505	$23	$356	$1,840
600-699	336	287	5	95	723
<600	41	42	—	2	85
No score(1)	249	11	21	3	284
Total	$1,582	$845	$49	$456	$2,932
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our gross originated timeshare financing receivables by the origination year and average FICO score as of September 30, 2025:

	Originated Timeshare Financing Receivables
($ in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO score
700+	$927	$633	$260	$182	$74	$87	$2,163
600-699	317	249	123	88	33	36	846
<600	39	26	15	12	5	5	102
No score(1)	116	112	44	22	11	27	332
Total	$1,399	$1,020	$442	$304	$123	$155	$3,443

Current period gross write-offs	$1	$42	$37	$55	$22	$7	$164
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of September 30, 2025 and December 31, 2024, we had ceased accruing interest on originated timeshare financing receivables with an aggregate principal balance of $372 million and $323 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Originated - Securitized
	September 30, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$910	$349	$17	$226	$1,502
31 - 90 days past due	17	11	—	9	37
91 - 120 days past due	5	3	—	3	11
121 days and greater past due	5	2	—	—	7
Total	$937	$365	$17	$238	$1,557

	Originated - Unsecuritized
	September 30, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$561	$438	$57	$437	$1,493
31 - 90 days past due	13	15	1	10	39
91 - 120 days past due	5	5	—	4	14
121 days and greater past due	189	131	4	16	340
Total	$768	$589	$62	$467	$1,886

	Originated - Securitized
	December 31, 2024
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$714	$279	$2	$135	$1,130
31 - 90 days past due	12	8	—	4	24
91 - 120 days past due	4	3	—	1	8
121 days and greater past due	4	2	—	—	6
Total	$734	$292	$2	$140	$1,168

	Originated - Unsecuritized
	December 31, 2024
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$683	$389	$44	$301	$1,417
31 - 90 days past due	15	15	1	7	38
91 - 120 days past due	6	6	1	3	16
121 days and greater past due	144	143	1	5	293
Total	$848	$553	$47	$316	$1,764
Acquired Timeshare Financing Receivables
Our gross balances by average FICO score of our acquired timeshare financing receivables were as follows:

	Acquired
	September 30, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$94	$33	$255	$382
600-699	69	9	138	216
<600	16	—	5	21
No score(1)	2	89	2	93
Total	$181	$131	$400	$712
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Acquired
	December 31, 2024
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$159	$44	$385	$588
600-699	114	13	203	330
<600	25	—	8	33
No score(1)	9	120	4	133
Total	$307	$177	$600	$1,084
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following tables detail our gross acquired timeshare financing receivables by the origination year and average FICO score as of September 30, 2025:

	Acquired Timeshare Financing Receivables
($ in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO score
700+	$—	$9	$136	$64	$51	$122	$382
600-699	—	4	56	36	35	85	216
<600	—	—	1	1	3	16	21
No score(1)	—	—	21	15	10	47	93
Total	$—	$13	$214	$116	$99	$270	$712

Current period gross write-offs	$—	$—	$40	$18	$21	$90	$169
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

As of September 30, 2025 and December 31, 2024, we had ceased accruing interest on acquired timeshare financing receivables with an aggregate principal balance of $145 million and $231 million, respectively. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Acquired - Securitized
	September 30, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$44	$73	$265	$382
31 - 90 days past due	2	1	9	12
91 - 120 days past due	—	—	4	4
121 days and greater past due	1	—	—	1
Total	$47	$74	$278	$399

	Acquired - Unsecuritized
	September 30, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$53	$34	$79	$166
31 - 90 days past due	3	1	3	7
91 - 120 days past due	1	—	1	2
121 days and greater past due	77	22	39	138
Total	$134	$57	$122	$313

	Acquired - Securitized
	December 31, 2024
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$104	$84	$418	$606
31 - 90 days past due	4	1	17	22
91 - 120 days past due	1	—	8	9
121 days and greater past due	2	1	1	4
Total	$111	$86	$444	$641

	Acquired - Unsecuritized
	December 31, 2024
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$36	$68	$112	$216
31 - 90 days past due	2	2	5	9
91 - 120 days past due	1	1	2	4
121 days and greater past due	157	20	37	214
Total	$196	$91	$156	$443
NOTE 7: INVENTORY
Inventory was comprised of the following:

($ in millions)	September 30, 2025	December 31, 2024
Completed unsold VOIs	$2,013	$1,898
Construction in process	440	345
Land, infrastructure and other	1	1
Total	$2,454	$2,244

For the nine months ended September 30, 2025, we recorded non-cash operating activity transfers, net of $48 million related to the registrations for timeshare units under construction for a property in Japan from Property and equipment, net to Inventory. As VOI inventory is constructed, it is recorded into Property and equipment, net until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred into Inventory.
The table below presents cost of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Cost of sales true-up(1)	$7	$4	$33	$15
(1)For the three and nine months ended September 30, 2025, and 2024, respectively, the cost of sales true-up decreased cost of VOI sales and increased inventory.
NOTE 8: CONSOLIDATED VARIABLE INTEREST ENTITIES
As of September 30, 2025, we consolidated 18 VIEs. The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
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
Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	September 30, 2025	December 31, 2024
Restricted cash	$97	$193
Timeshare financing receivables, net	2,264	1,975
Non-recourse debt, net	2,452	2,285
NOTE 9: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of September 30, 2025 and December 31, 2024, we had ownership interests in BRE Ace LLC and 1776 Holding LLC, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. These two unconsolidated affiliates have aggregated debt balances of $445 million and $384 million as of September 30, 2025 and December 31, 2024, respectively. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totaled $79 million and $73 million as of September 30, 2025 and December 31, 2024, respectively, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 16: Related Party Transactions for additional information.
During the nine months ended September 30, 2025, we received a cash distribution of $10 million from our investment in BRE Ace LLC.
For these VIEs, our investment interests are included in the condensed consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the unaudited condensed consolidated statements of income as Equity in earnings from unconsolidated affiliates.

NOTE 10: INTANGIBLE ASSETS
Intangible assets and related accumulated amortization were as follows:

	September 30, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(26)	$22
Management contracts	1,866	(574)	1,292
Club member relationships	174	(89)	85
Capitalized software	348	(197)	151
Marketing agreements	154	(19)	135
Other contract-related intangible assets	50	(9)	41
Total	$2,640	$(914)	$1,726

	December 31, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(22)	$26
Management contracts	1,819	(479)	1,340
Club member relationships	174	(76)	98
Capitalized software	302	(167)	135
Marketing agreements	154	(11)	143
Other contract-related intangible assets	50	(5)	45
Total	$2,547	$(760)	$1,787
Amortization expense on intangible assets was $52 million and $56 million for the three months ended September 30, 2025 and 2024, respectively, and $154 million and $162 million for the nine months ended September 30, 2025 and 2024, respectively. No intangible impairment charges were recognized during the three and nine months ended September 30, 2025 and 2024, respectively.
NOTE 11: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	Weighted Average Interest Rate	September 30, 2025	December 31, 2024
Debt(1)
Senior secured credit facility
Term loan A due 2028	5.966%	$400	$400
Term loan B due 2028	6.316%	852	858
Term loan B due 2031	6.316%	890	893
Revolver due 2030	5.930%	300	233
Senior notes due 2029	5.000%	850	850
Senior notes due 2031	4.875%	500	500
Senior notes due 2032	6.625%	900	900
Other debt		89	38
Total debt, gross		4,781	4,672
Less: unamortized deferred financing costs and discounts(2)(3)(4)		(62)	(71)
Total debt, net		$4,719	$4,601
(1)As of September 30, 2025 and December 31, 2024, weighted-average interest rates were 5.980% and 6.140%, respectively.
(2)Amount includes unamortized deferred financing costs related to our term loans and senior notes of $35 million and $21 million, respectively, as of September 30, 2025 and $39 million and $25 million, respectively, as of December 31, 2024. This amount also includes unamortized original issuance discounts of $4 million and $5 million as of September 30, 2025 and December 31, 2024, respectively.

(3)Amount does not include unamortized deferred financing costs of $4 million and $3 million as of September 30, 2025 and December 31, 2024, respectively, related to our revolving facility which are included in Other assets in our condensed consolidated balance sheets.
(4)Amount also includes unamortized discount of $2 million related to the Bluegreen debt recognized at the Bluegreen Acquisition Date as of September 30, 2025 and December 31, 2024.
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
As of September 30, 2025, we had $68 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of September 30, 2025. As of September 30, 2025, we have $632 million remaining borrowing capacity under the revolver facility.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the SOFR-based senior secured credit facility. As of September 30, 2025, these interest rate swaps convert the SOFR-based variable rate on our Term Loan B due 2028 to average fixed rates of 1.55% per annum with maturities between 2026 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of September 30, 2025, the aggregate notional values of the interest rate swaps under our Term Loan B due 2028 was $550 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and are recorded at their estimated fair value as an asset in Other assets in our condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the estimated fair values of our cash flow hedges were $21 million and $37 million, respectively. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive income for presentation purposes. We classify cash inflows and outflows from derivatives that hedge interest rate risk within operating activities in the unaudited condensed consolidated statements of cash flows.
The following table reflects the activity, net of tax, in Accumulated other comprehensive loss related to our derivative instruments during the nine months ended September 30, 2025:

Net unrealized gain on derivative instruments
Balance as of December 31, 2024	$28
Other comprehensive loss before reclassifications, net	(3)
Reclassifications to net income	(9)
Balance as of September 30, 2025	$16
Senior Notes due 2032
The Senior Notes due 2032 are guaranteed on a senior secured basis by certain of our subsidiaries. We were in compliance with all applicable financial covenants as of September 30, 2025.
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of September 30, 2025.

Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	Weighted Average Interest Rate	September 30, 2025	December 31, 2024
Non-recourse debt(1)
Timeshare Facility due 2027(2)	5.552%	$550	$428
Securitized Debt due 2032 - 2044(3)	4.957%	1,931	1,883
Quorum Purchase Facility due 2034	5.024%	4	6
NBA Receivables Facility due 2031(6)	6.067%	20	33
Total non-recourse debt, gross		2,505	2,350
Less: unamortized deferred financing costs and discount(4)(5)(7)		(33)	(32)
Total non-recourse debt, net		$2,472	$2,318
(1)As of September 30, 2025 and December 31, 2024, weighted-average interest rates were 5.096% and 5.235%, respectively.
(2)The revolving commitment period of the Timeshare Facility terminates in November 2026; however, the repayment maturity date extends 12 months beyond the commitment termination date to November 2027.
(3)Interest rates as of September 30, 2025 range from 1.410% to 6.419%.
(4)Amount relates to securitized debt only and does not include unamortized deferred financing costs of $1 million and $2 million as of September 30, 2025 and December 31, 2024, respectively, relating to our Timeshare Facility included in Other Assets in our condensed consolidated balance sheets.
(5)Amount includes unamortized discounts of $6 million and $11 million as of September 30, 2025 and December 31, 2024, respectively, related to the Grand Islander securitized debt and Bluegreen securitized and non-recourse debt recognized at the respective acquisition dates.
(6)Recourse on the NBA Receivables Facility is generally limited to the greater of 15% of the outstanding borrowings and $5 million, subject to certain exceptions.
(7)Amount includes unamortized deferred financing costs of $27 million and $21 million as of September 30, 2025 and December 31, 2024, respectively, related to HGV securitized debt.
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
In July 2025, we completed a securitization of approximately ¥9.5 billion, or $65 million, of gross timeshare financing receivables and issued notes with an average coupon rate of 1.41% due January 2039. The issued note is backed by pledged assets, consisting of a pool of HGV loans domiciled in Japan, secured by first mortgages. The note is a non-recourse obligation and is payable solely from the timeshare financing receivables pledged as collateral for the note. The proceeds of the note were used for general corporate purposes. Additionally, in connection with the securitization, we incurred $3 million in debt issuance costs.
In August 2025, we completed a securitization of approximately $400 million of gross timeshare financing receivables and issued approximately $210 million of 4.54% notes, $125 million of 4.73% notes, and $65 million of 5.12% notes due May 2044. The issued notes are backed by pledged assets, consisting of a pool of HGV, Diamond Resorts, and Bluegreen Vacations collateral combined, secured by first mortgages, first deeds of trust, membership interests or timeshare interests (other than a fee simple interest in real estate) and a letter of credit. The notes are a non-recourse obligation and are payable solely from the timeshare financing receivables pledged as collateral for the notes. The proceeds of the notes were used to pay down in part some of our existing debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $6 million in debt issuance costs.
The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of September 30, 2025, our Timeshare Facility has a remaining borrowing capacity of $300 million.
During the nine months ended September 30, 2025, we repaid $1,868 million on the Timeshare Facility and $730 million on Securitized Debt.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $97 million and $193 million as of September 30, 2025 and December 31, 2024, respectively, and were included in Restricted cash in our condensed consolidated balance sheets.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of September 30, 2025 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2025 (remaining three months)	$6	$150	$156
2026	24	496	520
2027	23	934	957
2028	1,257	291	1,548
2029	870	220	1,090
Thereafter	2,601	414	3,015
Total	$4,781	$2,505	$7,286
NOTE 12: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	September 30, 2025
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$3,059	$—	$3,404
Liabilities:
Debt, net(2)	4,719	4,333	404
Non-recourse debt, net(2)	2,472	1,951	568

	December 31, 2024
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net(1)	$3,006	$—	$3,203
Liabilities:
Debt, net(2)	4,601	4,309	283
Non-recourse debt, net(2)	2,318	1,873	446
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
NOTE 13: INCOME TAXES
The effective tax rate for the three months ended September 30, 2025 and 2024 was approximately 38% and 68%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was approximately 52% and 66%. The effective tax rate decreases for both quarter over quarter and year over year are primarily due to overall change in earnings and prior year one-time expenses related to the Bluegreen Acquisition, partially offset by other discrete items. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21% is primarily due to state and foreign income taxes, the jurisdictional mix of earnings, and discrete items, which are primarily related to unrecognized tax benefits and the Bluegreen Acquisition.
On July 4, 2025, the United States enacted tax reform legislation commonly known as the One Big Beautiful Bill Act (the “Act”), resulting in significant modifications to existing law. These changes include provisions that allow for accelerated tax deductions for qualified property and research expenditures. We evaluated the Act and do not expect a material impact to our effective tax rate.
NOTE 14: SHARE-BASED COMPENSATION
Stock Plan
The 2023 Omnibus Incentive Plan (“2023 Plan”) authorizes the issuance of restricted stock units (“Service RSUs” or “RSUs”), nonqualified stock options (“Options”), time and performance-vesting restricted stock units (“Performance RSUs” or “PSUs”), and stock appreciation rights (“SARs”) to certain employees and directors. As of September 30, 2025, there were 2,591,025 shares of common stock available for future issuance under the 2023 plan. We recognized share-based compensation expense of $18 million and $11 million for the three months ended September 30, 2025 and 2024 and $52 million and $37 million for the nine months ended September 30, 2025 and 2024. On June 30, 2025, the second tranche of the Performance Cash Awards vested for certain executive officers and employees. These performance cash awards were included within Acquisition and integration-related expense in our condensed consolidated statements of income.
As of September 30, 2025, unrecognized compensation cost for unvested awards was approximately $56 million, which is expected to be recognized over a weighted average period of 2.0 years.
Service RSUs
During the nine months ended September 30, 2025, we issued 978,150 Service RSUs with a weighted-average grant date fair value of $40.90, which vest in annual installments over three years from the date of grant, subject to the individual’s continued employment through the applicable vesting date.
Options
During the nine months ended September 30, 2025, we did not grant any Options. As of September 30, 2025, we had 1,907,598 Options outstanding that were exercisable.
Performance RSUs
During the nine months ended September 30, 2025, we issued 449,308 Performance RSUs with a weighted-average grant date fair value of $41.01. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.
We determined that the performance conditions for our Performance RSUs are probable of achievement, and we recognized compensation expense based on the number of Performance RSUs we expect to vest.

Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017 and was subsequently amended in 2022. In connection with the ESPP, we reserved 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. During the three and nine months ended September 30, 2025, we recognized $1 million and $2 million of compensation expense related to this plan, respectively. During the three and nine months ended September 30, 2024, we recognized less than $1 million and $1 million of compensation expense related to this plan, respectively.
NOTE 15: EARNINGS PER SHARE
The following tables present the calculation of our basic and diluted earnings per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares outstanding in millions, except per share amounts)	2025	2024	2025	2024
Basic EPS:
Numerator:
Net income attributable to stockholders	$25	$29	$33	$27
Denominator:
Weighted average shares outstanding	88.3	101.0	91.6	103.2
Basic EPS(1)	$0.28	$0.28	$0.37	$0.26
Diluted EPS:
Numerator:
Net income attributable to stockholders	$25	$29	$33	$27
Denominator:
Weighted average shares outstanding	90.1	102.0	93.2	104.4
Diluted EPS(1)	$0.28	$0.28	$0.36	$0.26

Basic weighted average shares outstanding	88.3	101.0	91.6	103.2
RSUs(2), PSUs(3), Options(4) and ESPP	1.8	1.0	1.6	1.2
Diluted weighted average shares outstanding	90.1	102.0	93.2	104.4
(1)Earnings per share amounts are calculated using whole numbers.
(2) Excludes approximately 3,000 and 2,000 shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2025, respectively. Also excludes approximately 42,000 and 214,000 shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2024, respectively. These RSUs could potentially dilute EPS in the future.
(3) Excludes approximately 14,000 and 9,000 shares of PSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2024, respectively. These PSUs could potentially dilute EPS in the future. There were no anti-dilutive PSUs for the three and nine months ended September 30, 2025.
(4) Excludes approximately 608,000 and 1,157,000 shares of Options that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2025, respectively. Also excludes approximately 1,209,000 and 1,120,000 shares of Options that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2024, respectively. These Options could potentially dilute EPS in the future.
Share Repurchases
On August 7, 2024, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an aggregate of $500 million of our outstanding shares of common stock over a two-year period (the “2024 Repurchase Plan”). On July 29, 2025, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an aggregate of $600 million of its outstanding shares of common stock over a two-year period (the “2025 Repurchase Plan” and together with the 2024 Repurchase Plan, the “Repurchase Plans”), which is in addition to the 2024 Repurchase

Plan. The following table summarizes stock repurchase activity under the current and previous share repurchase programs as of September 30, 2025:

(in millions)	Shares	Cost
As of December 31, 2024	41	$1,549
Repurchases	11	450
As of September 30, 2025	52	$1,999
From October 1, 2025 through October 23, 2025, we repurchased approximately 1.1 million shares for $47 million. As of October 23, 2025, we had $531 million of remaining availability under the 2025 Repurchase Plan and none under the 2024 Repurchase Plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Equity in earnings from unconsolidated affiliates	$6	$4	$17	$12
Commissions and other fees	44	38	122	118
We also had $2 million and $5 million of outstanding receivables related to these fee-for-service agreements included in Accounts receivable, net on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
Apollo Global Management, Inc.
On August 12, 2025, we and certain entities managed by affiliates of Apollo Global Management, Inc. (the “Selling Stockholders”) entered into an underwriting agreement (the “Underwriting Agreement”) with Wells Fargo Securities, LLC, as representative of the underwriters named therein, including Apollo Global Securities, LLC, an affiliate of the Selling Stockholders (collectively, the “Underwriters”), in connection with the offer and sale by the Selling Stockholders of 8,050,000 shares of our common stock (including 1,050,000 shares at the option of the Underwriters) (the “Offering”).
As part of the Offering, we repurchased, and subsequently retired, 933,488 shares of our common stock under our Share Repurchase Plans from the Underwriters (the “Share Repurchase”) for an aggregate purchase price of $40 million (or approximately $42.85 per share), which was the same per share price paid by the Underwriters to the Selling Stockholders.
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
The table below presents revenues for our reportable segment results which include the acquired Bluegreen operations within both segments as of the Bluegreen Acquisition Date, reconciled to consolidated amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Revenues:
Real estate sales and financing	$789	$814	$2,194	$2,241
Resort operations and club management(1)	406	383	1,202	1,129
Total segment revenues	1,195	1,197	3,396	3,370
Cost reimbursements	132	130	393	381
Intersegment eliminations(1)	(27)	(21)	(75)	(54)
Total revenues	$1,300	$1,306	$3,714	$3,697
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. We account for intersegment revenues as if they were sales to third parties at current market prices.

The following tables present Adjusted EBITDA for our reportable segments:

For the three months ended September 30, 2025	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$789		$379		$1,168
Intersegment revenues	—		27		27
Total segment revenues	789		406		1,195	(a)
Less:
Cost of VOI sales	43		—		43
Selling expense	220		—		220
Marketing expense	274		—		274
Financing expense	53		—		53
Club expense	—		22		22
Property management expense	—		36		36
Rental expense	—		178		178
Other expenses	3		12		15
Total segment expenses	593	(b)	248	(c)	841
Other:
Share-based compensation expense	5		2		7
Other segment adjustment items	10		(1)		9	(d)
Intersegment elimination	(27)		—		(27)	(a)
Segment Adjusted EBITDA	$184		$159		$343

For the nine months ended September 30, 2025	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$2,194		$1,127		$3,321
Intersegment revenues	—		75		75
Total segment revenues	2,194		1,202		3,396	(a)
Less:
Cost of VOI sales	106		—		106
Selling expense	621		—		621
Marketing expense	769		—		769
Financing expense	162		—		162
Club expense	—		63		63
Property management expense	—		105		105
Rental expense	—		564		564
Other expenses	11		35		46
Total segment expenses	1,669	(b)	767	(c)	2,436
Other:
Share-based compensation expense	14		7		21
Other segment adjustment items	29		(1)		28	(d)
Intersegment elimination	(75)		—		(75)	(a)
Segment Adjusted EBITDA	$493		$441		$934
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

For the three months ended September 30, 2024	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$814		$362		$1,176
Intersegment revenues	—		21		21
Total segment revenues	814		383		1,197	(a)
Less:
Cost of VOI sales	75		—		75
Selling expense	189		—		189
Marketing expense	243		—		243
Financing expense	45		—		45
Club expense	—		20		20
Property management expense	—		30		30
Rental expense	—		167		167
Other expenses	35		11		46
Total segment expenses	587	(b)	228	(c)	815
Other:
Share-based compensation expense	3		2		5
Other segment adjustment items	24		(1)		23	(d)
Intersegment elimination	(21)		—		(21)	(a)
Segment Adjusted EBITDA	$233		$156		$389

For the nine months ended September 30, 2024	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$2,241		$1,075		$3,316
Intersegment revenues	—		54		54
Total segment revenues	2,241		1,129		3,370	(a)
Less:
Cost of VOI sales	188		—		188
Selling expense	527		—		527
Marketing expense	693		—		693
Financing expense	128		—		128
Club expense	—		61		61
Property management expense	—		91		91
Rental expense	—		507		507
Other expenses	101		32		133
Total segment expenses	1,637	(b)	691	(c)	2,328
Other:
Share-based compensation expense	9		5		14
Other segment adjustment items	73		(1)		72	(d)
Intersegment elimination	(54)		—		(54)	(a)
Segment Adjusted EBITDA	$632		$442		$1,074
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

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income and net income attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Adjusted EBITDA:
Real estate sales and financing(1)	$184	$233	$493	$632
Resort operations and club management(1)	159	156	441	442
Segment Adjusted EBITDA	343	389	934	1,074
Acquisition and integration-related expense	(24)	(36)	(78)	(193)
General and administrative	(58)	(44)	(162)	(147)
Depreciation and amortization	(67)	(68)	(193)	(198)
License fee expense	(56)	(49)	(157)	(124)
Other (loss) gain, net	(3)	9	7	1
Interest expense	(79)	(84)	(235)	(250)
Income tax expense	(15)	(61)	(36)	(53)
Equity in earnings from unconsolidated affiliates	6	4	17	12
Impairment expense	(1)	—	(2)	(2)
Other adjustment items(2)	(16)	(28)	(49)	(86)
Net income	30	32	46	34
Net income attributable to noncontrolling interest	5	3	13	7
Net income attributable to stockholders	$25	$29	$33	$27
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)These amounts include costs associated with share-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

($ in millions)	September 30, 2025	December 31, 2024
Real estate sales and financing	$7,667	$7,349
Resort operations and club management	3,359	3,163
Total segment assets	11,026	10,512
Corporate	654	930
Total assets	$11,680	$11,442
The following table presents capital expenditures for property and equipment (including inventory and leases) for our reportable segments, reconciled to consolidated amounts:

	Nine Months Ended September 30,
($ in millions)	2025	2024
Real estate sales and financing	$100	$76
Resort operations and club management	2	1
Total segment capital expenditures	102	77
Corporate	43	29
Total capital expenditures	$145	$106
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
As of September 30, 2025, HGV had sales and marketing operations at a total of 141 Bass Pro Shops and Cabela’s Stores, including 7 virtual kiosks.
Other Commitments
We have fulfilled certain arrangements with developers where we were committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2025, we were committed to purchase approximately $234 million of inventory over a period of 10 years and $45 million of other commitments in the normal course of business. We are also committed to an agreement to exchange parcels of land in Hawaii, subject to the successful completion of zoning, land use requirements and other applicable regulatory requirements. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.
During the nine months ended September 30, 2025, we fulfilled $33 million of purchases required under our inventory commitments. As of September 30, 2025, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2025 (remaining)	2026	2027	2028	2029	Thereafter	Total
Marketing and license fee agreements	$12	$37	$37	$38	$39	$134	$297
Inventory purchase obligations(1)(2)(3)	8	22	8	53	44	99	234
Other commitments(4)	4	13	4	4	3	17	45
Total	$24	$72	$49	$95	$86	$250	$576
(1)Commitments for properties in Missouri, New York and Tennessee.
(2)For the property in New York, the payments are subject to the seller obtaining the inventory and providing clear title.
(3)For the property in Tennessee, we have the option to extend the full purchase of inventory up to 2033 pursuant to the terms of the purchase agreement.
(4)Primarily relates to commitments related to information technology and sponsorships.
Litigation Contingencies
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We evaluate these legal proceedings and claims at each balance sheet date to determine the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to reasonably estimate the amount of loss. We record a contingent litigation liability when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2025 and December 31, 2024, we accrued liabilities of approximately $5 million and $7 million, respectively, for all legal matters.
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
Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $489 million as of September 30, 2025, which primarily consist of escrow and subsidy related bonds.

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
“VOI” refers to vacation ownership intervals and interests.
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
As of September 30, 2025, we have over 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, South Carolina, California, Arizona, Virginia, and Nevada. Our properties feature spacious, condominium-style accommodations with superior amenities and quality service. We have rebranded many of the Diamond properties, and we expect to continue this process for a majority of the remaining Diamond properties. During the third quarter of 2025, we began rebranding certain Bluegreen properties to Hilton Grand Vacations brands. We anticipate rebranding the majority of the Bluegreen properties to meet Hilton brand standards.
As of September 30, 2025, we had more than 720,000 members across our Club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at Hilton Grand Vacations resorts, properties in the Hilton system of 25 industry-leading brands across approximately 9,000 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options.
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
For the nine months ended September 30, 2025, sales from fee-for-service and just-in-time inventory were 17%, and 10% of contract sales, respectively. See “Key Business and Financial Metrics — Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is either currently available for sale or that will be made available for sale in the future at planned projects is $14.1 billion at current pricing. Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented approximately 32% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
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
With the Bluegreen Acquisition, our marketing and sales activities also include marketing relationships with nationally-recognized consumer brands such as Bass Pro, a fishing, marine, hunting, camping and sports gear retailer, and Choice Hotels. HGV is party to an exclusive marketing agreement with Bass Pro that provides HGV with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. This agreement became effective on the Bluegreen Acquisition Date. As of September 30, 2025, HGV had sales and marketing operations at a total of 141 Bass Pro Shops and Cabela’s Stores, including 7 virtual kiosks. Additionally, the joint venture between HGV and Bass Pro includes four high-end wilderness resorts under the Big Cedar Lodge brand. We also assumed an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages.
Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the nine months ended September 30, 2025, 73% of our contract sales were to our existing owners, compared to 70% for the nine months ended September 30, 2024.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 66% and 69% for the nine months ended September 30, 2025 and 2024, respectively. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by all contract sales volume originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Nine Months Ended September 30,
	2025	2024
Weighted-average FICO score	734	740
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
Each of the foregoing four profit measures is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our calculation of such measures may not be comparable to similarly titled measures of other companies. Furthermore, these measures have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss) or other methods of analyzing our results as reported under U.S. GAAP. Such limitations include the fact that these measures only include those revenues and expenses related to one of the four specified operating activities as opposed to on a consolidated basis, and other limitations that are similar to those discussed above under “EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders.” See below under “Reconciliation of Non-GAAP Measures to GAAP Measures” for reconciliation of these four profit measures to net income (loss) attributable to stockholders and net income (loss), our most comparable U.S. GAAP financial measures.

Real Estate Sales Operating Metrics

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions, except Tour flow and VPG)	2025	2024	$	%	2025	2024	$	%
Contract sales	$907	$777	$130	16.7	$2,462	$2,165	$297	13.7
Adjustments:
Fee-for-service sales(2)	(156)	(139)	(17)	12.2	(409)	(387)	(22)	5.7
Provision for financing receivables losses	(126)	(114)	(12)	10.5	(293)	(272)	(21)	7.7
Reportability and other:
Net (deferrals) recognitions of sales of VOIs under construction (3)	(99)	49	(148)	NM	(307)	38	(345)	NM
Other(4)	(53)	(23)	(30)	NM	(133)	(85)	(48)	56.5
Sales of VOIs, net	$473	$550	$(77)	(14.0)	$1,320	$1,459	$(139)	(9.5)
Tour flow	232,035	227,790	4,245		631,782	628,316	3,466
VPG	$3,891	$3,392	$499		$3,880	$3,423	$457
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Represents contract sales from fee-for-service properties on which we earn Fee-for-service commissions and brand fees.
(3) Represents the net impact related to deferrals of revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(4) Includes adjustments for revenue recognition, including sales incentives and amounts in rescission.
Contract sales increased $130 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a 14.7% increase in VPG and new inventory available for sale.
Contract sales increased $297 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a 13.4% increase in VPG and new inventory available for sale.
Net Construction Deferral Activity
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
($ in millions)	2025	2024	$	2025	2024	$
Sales of VOIs (deferrals)	$(99)	$(9)	$(90)	$(307)	$(68)	$(239)
Sales of VOIs recognitions	—	58	(58)	—	106	(106)
Net Sales of VOIs (deferrals) recognitions	(99)	49	(148)	(307)	38	(345)
Cost of VOI sales (deferrals)	(26)	(3)	(23)	(86)	(20)	(66)
Cost of VOI sales recognitions	—	18	(18)	—	30	(30)
Net Cost of VOI sales (deferrals) recognitions	(26)	15	(41)	(86)	10	(96)
Sales and marketing expense (deferrals)	(16)	(1)	(15)	(51)	(9)	(42)
Sales and marketing expense recognitions	—	8	(8)	—	15	(15)
Net Sales and marketing expense (deferrals) recognitions	(16)	7	(23)	(51)	6	(57)
Net construction (deferrals) recognitions	$(57)	$27	$(84)	$(170)	$22	$(192)

Results of Operations
Three and Nine Months Ended September 30, 2025 Compared with the Three and Nine Months Ended September 30, 2024
Segment Results
The following tables present our revenues by segment. We do not include equity in earnings from unconsolidated affiliates in our measures of segment operating performance.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Revenues:
Real estate sales and financing	$789	$814	$(25)	(3.1)	$2,194	$2,241	$(47)	(2.1)
Resort operations and club management	406	383	23	6.0	1,202	1,129	73	6.5
Total segment revenues	1,195	1,197	(2)	(0.2)	3,396	3,370	26	0.8
Cost reimbursements	132	130	2	1.5	393	381	12	3.1
Intersegment eliminations(1)	(27)	(21)	(6)	28.6	(75)	(54)	(21)	38.9
Total revenues	$1,300	$1,306	$(6)	(0.5)	$3,714	$3,697	$17	0.5
(1)See Note 17: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.
Real Estate Sales and Financing Segment
Real Estate

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Sales of VOIs, net	$473	$550	$(77)	(14.0)	$1,320	$1,459	$(139)	(9.5)
Fee-for-service commissions	94	83	11	13.3	246	235	11	4.7
Sales revenue	567	633	(66)	(10.4)	1,566	1,694	(128)	(7.6)
Less:
Cost of VOI sales	43	75	(32)	(42.7)	106	188	(82)	(43.6)
Sales and marketing expense, net	403	391	12	3.1	1,152	1,085	67	6.2
Real estate expense	446	466	(20)	(4.3)	1,258	1,273	(15)	(1.2)
Real estate profit	$121	$167	$(46)	(27.5)	$308	$421	$(113)	(26.8)
Real estate profit margin(1)	21.3%	26.4%			19.7%	24.9%
(1)Excluding the marketing revenue and other fees adjustment, Real estate profit margin was 18.3% and 23.6% for the three months ended September 30, 2025 and 2024, respectively, and 17.0% and 21.8% for the nine months ended September 30, 2025 and 2024, respectively.
Sales revenue decreased $66 million, for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to net deferrals of $99 million in 2025 compared to a net recognition of $49 million in 2024, and increases in sales incentives of $22 million and the provision for receivable losses of $12 million, partially offset by an increase in contract sales excluding fee-for-service of $113 million.
Sales revenue decreased $128 million, for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to net deferrals of $307 million in 2025 compared to a net recognition of $38 million in 2024, and increases in sales incentives of $36 million and the provision for receivable losses of $21 million, partially offset by an increase in contract sales excluding fee-for-service of $275 million.
Real estate expense decreased $20 million, for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to net deferrals of $42 million in 2025 compared to net recognitions of $22 million in 2024, partially offset by an increases in selling expenses of $31 million and costs of contract sales excluding fee-for-service of $14 million.
Real estate expense decreased $15 million, for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to net deferrals of $137 million in 2025 compared to net recognitions of $16 million in 2024, partially offset by an increases in selling expenses of $94 million and costs of contract sales excluding fee-for-service of $43 million.
Financing

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Interest income	$126	$118	$8	6.8	$371	$346	$25	7.2
Other financing revenue	9	9	—	—	31	31	—	—
Premium amortization of acquired timeshare financing receivables	(7)	(22)	15	(68.2)	(23)	(66)	43	(65.2)
Financing revenue	128	105	23	21.9	379	311	68	21.9
Consumer financing interest expense	31	26	5	19.2	86	71	15	21.1
Other financing expense	21	18	3	16.7	72	52	20	38.5
Amortization of acquired non-recourse debt discounts and premiums, net	1	1	—	—	4	5	(1)	(20.0)
Financing expense	53	45	8	17.8	162	128	34	26.6
Financing profit	$75	$60	$15	25.0	$217	$183	$34	18.6
Financing profit margin	58.6%	57.1%			57.3%	58.8%
Financing revenue increased $23 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in the premium amortization of acquired timeshare financing receivables of $15 million and an increase in the average outstanding balance of the timeshare financing receivables portfolio.
Financing revenue increased $68 million, for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in the premium amortization of acquired timeshare financing receivables of $43 million and an increase in the average outstanding balance of the timeshare financing receivables portfolio.
Financing expense increased $8 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to increases in consumer financing interest expense of $5 million due to an increase in the weighted average non-recourse debt balance and expenses incurred to manage our portfolios of $3 million.
Financing expense increased $34 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to increases in expense incurred to manage our portfolios of $19 million and consumer financing interest expense of $15 million due to an increase in the weighted average non-recourse debt balance.

Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Club management revenue	$78	$74	$4	5.4	$220	$204	$16	7.8
Resort management revenue	115	105	10	9.5	339	312	27	8.7
Resort and club management revenues	193	179	14	7.8	559	516	43	8.3
Club management expense	22	20	2	10.0	63	61	2	3.3
Resort management expense	36	30	6	20.0	105	91	14	15.4
Resort and club management expenses	58	50	8	16.0	168	152	16	10.5
Resort and club management profit	$135	$129	$6	4.7	$391	$364	$27	7.4
Resort and club management profit margin	69.9%	72.1%			69.9%	70.5%
Resort and club management revenue increased $14 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to increases in management fee revenue of $4 million, license fee revenue of $3 million and club annual dues revenue of $2 million.
Resort and club management revenue increased $43 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to increases in management fee revenue of $14 million, club annual dues revenue of $9 million and license fee revenue of $8 million.
Resort and club management expenses increased $8 million and $16 million for both the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to property management expenses.
Rental and Ancillary Services

	Three Months Ended September 30,		Variance(1)		Nine Months Ended September 30,		Variance(1)
($ in millions)	2025	2024	$	%	2025	2024	$	%
Rental revenues	$173	$171	$2	1.2	$527	$521	$6	1.2
Ancillary services revenues	13	12	1	8.3	41	38	3	7.9
Rental and ancillary services revenues	186	183	3	1.6	568	559	9	1.6
Rental expenses	178	167	11	6.6	564	507	57	11.2
Ancillary services expense	12	11	1	9.1	35	32	3	9.4
Rental and ancillary services expenses	190	178	12	6.7	599	539	60	11.1
Rental and ancillary services profit	$(4)	$5	$(9)	NM	$(31)	$20	$(51)	NM
Rental and ancillary services profit margin	(2.2)%	2.7%			(5.5)%	3.6%
(1) NM - fluctuation in terms of percentage change is not meaningful.
Rental and ancillary services revenue remained consistent for both the three and nine months ended September 30, 2025, compared to the same periods in 2024.
Rental and ancillary services expenses increased $12 million and $60 million for the three months ended September 30, 2025, compared to the same periods in 2024, primarily due to an increase in maintenance fees.

Other Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
General and administrative	$58	$44	$14	31.8	$162	$147	$15	10.2
Depreciation and amortization	67	68	(1)	(1.5)	193	198	(5)	(2.5)
License fee expense	56	49	7	14.3	157	124	33	26.6
Impairment expense	1	—	1	100.0	2	2	—	—
For the three and nine months ended September 30, 2025, the increase in other operating expenses was primarily due to General and administrative and License fee expense. General and administrative increased by $14 million and $15 million for both the three and nine months ended September 30, 2025, when compared to the same periods in 2024, primarily due to employee-related costs. License fee expense increased by $7 million and $33 million for both the three and nine months ended September 30, 2025, when compared to the same periods in 2024, primarily due to licensing fees paid to Hilton.
Acquisition and Integration-Related Expense

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Acquisition and integration-related expense	$24	$36	$(12)	(33.3)	$78	$193	$(115)	(59.6)
Acquisition and integration-related costs include direct expenses related to our recent acquisitions including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For the three and nine months ended September 30, 2025, acquisition and integration-related costs decreased by $12 million and $115 million, respectively, when compared to the same periods in 2024. The decrease was primarily driven by the Bluegreen Acquisition in 2024.
Non-Operating Expenses

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2025	2024	$	%	2025	2024	$	%
Interest expense	$79	$84	$(5)	(6.0)	$235	$250	$(15)	(6.0)
Equity in earnings from unconsolidated affiliates	(6)	(4)	(2)	50.0	(17)	(12)	(5)	41.7
Other loss (gain), net	3	(9)	12	NM	(7)	(1)	(6)	NM
Income tax expense	15	61	(46)	(75.4)	36	53	(17)	(32.1)
(1) NM - fluctuation in terms of percentage change is not meaningful
The changes in non-operating expenses for the three and nine months ended September 30, 2025, compared to the same periods in 2024, were primarily due to income tax expense, interest expense and other loss (gain), net. For the three months ended September 30, 2025, the decrease in income tax expense was primarily driven by the overall change in earnings and prior year one-time expenses related to the Bluegreen Acquisition compared to the same period in 2024. For the nine months ended September 30, 2025, the decrease in income tax expense was primarily driven by the overall change in earnings and prior year one-time expenses related to the Bluegreen Acquisition partially offset by discrete items compared to the same period in 2024. The decrease in interest expense was primarily due to a decrease in the overall debt balance and a decrease in the weighted average interest rate. The change in other loss (gain), net is primarily due to revaluation of our foreign currency transactions.

Net income attributable to noncontrolling interest

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Net income attributable to noncontrolling interest	$5	$3	$2	66.7	$13	$7	$6	85.7
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
Reconciliation of Non-GAAP Measures to GAAP Measures
The following table reconciles net income attributable to stockholders and net income, our most comparable U.S. GAAP financial measures, to EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders:

	Three Months Ended September 30,		Variance(1)		Nine Months Ended September 30,		Variance(1)
($ in millions)	2025	2024	$	%	2025	2024	$	%
Net income attributable to stockholders	$25	$29	$(4)	(13.8)	$33	$27	$6	22.2
Net income attributable to noncontrolling interest	5	3	2	66.7	13	7	6	85.7
Net income	30	32	(2)	(6.3)	46	34	12	35.3
Interest expense	79	84	(5)	(6.0)	235	250	(15)	(6.0)
Income tax expense	15	61	(46)	(75.4)	36	53	(17)	(32.1)
Depreciation and amortization	67	68	(1)	(1.5)	193	198	(5)	(2.5)
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	(1)	1	(100.0)	1	2	(1)	(50.0)
EBITDA	191	244	(53)	(21.7)	511	537	(26)	(4.8)
Other loss (gain), net	3	(9)	12	NM	(7)	(1)	(6)	NM
Share-based compensation expense	19	11	8	72.7	54	38	16	42.1
Impairment expense	1	—	1	100.0	2	2	—	—
Acquisition and integration-related expense	24	36	(12)	(33.3)	78	193	(115)	(59.6)
Other adjustment items(2)	11	25	(14)	(56.0)	34	80	(46)	(57.5)
Adjusted EBITDA	249	307	(58)	(18.9)	672	849	(177)	(20.8)
Adjusted EBITDA attributable to noncontrolling interest	4	4	—	—	14	11	3	27.3
Adjusted EBITDA attributable to stockholders	$245	$303	$(58)	(19.1)	$658	$838	$(180)	(21.5)
(1)NM - fluctuation in terms of percentage change not meaningful.
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

	Three Months Ended September 30,		Variance(1)		Nine Months Ended September 30,		Variance(1)
($ in millions)	2025	2024	$	%	2025	2024	$	%
Net income attributable to stockholders	$25	$29	$(4)	(13.8)	$33	$27	$6	22.2
Net income attributable to noncontrolling interest	5	3	2	66.7	13	7	6	85.7
Net income	30	32	(2)	(6.3)	46	34	12	35.3
Interest expense	79	84	(5)	(6.0)	235	250	(15)	(6.0)
Income tax expense	15	61	(46)	(75.4)	36	53	(17)	(32.1)
Depreciation and amortization	67	68	(1)	(1.5)	193	198	(5)	(2.5)
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	(1)	1	(100.0)	1	2	(1)	(50.0)
EBITDA	191	244	(53)	(21.7)	511	537	(26)	(4.8)
Other loss (gain), net	3	(9)	12	NM	(7)	(1)	(6)	NM
Equity in earnings from unconsolidated affiliates(2)	(6)	(3)	(3)	100.0	(18)	(14)	(4)	28.6
Impairment expense	1	—	1	100.0	2	2	—	—
License fee expense	56	49	7	14.3	157	124	33	26.6
Acquisition and integration-related expense	24	36	(12)	(33.3)	78	193	(115)	(59.6)
General and administrative	58	44	14	31.8	162	147	15	10.2
Profit	$327	$361	$(34)	(9.4)	$885	$988	$(103)	(10.4)

Real estate profit	$121	$167	$(46)	(27.5)	$308	$421	$(113)	(26.8)
Financing profit	75	60	15	25.0	217	183	34	18.6
Resort and club management profit	135	129	6	4.7	391	364	27	7.4
Rental and ancillary services profit	(4)	5	(9)	NM	(31)	20	(51)	NM
Profit	$327	$361	$(34)	(9.4)	$885	$988	$(103)	(10.4)
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Excludes impact of interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates of $1 million for the nine months ended September 30, 2025, and $(1) million and $2 million for the three and nine months ended September 30, 2024, respectively.

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 17: Business Segments in our unaudited condensed consolidated financial statements. The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA to Adjusted EBITDA Attributable to Stockholders:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$184	$233	$(49)	(21.0)	$493	$632	$(139)	(22.0)
Resort operations and club management(1)	159	156	3	1.9	441	442	(1)	(0.2)
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	5	3	2	66.7	17	14	3	21.4
License fee expense	(56)	(49)	(7)	14.3	(157)	(124)	(33)	26.6
General and administrative(2)	(43)	(36)	(7)	19.4	(122)	(115)	(7)	6.1
Adjusted EBITDA	249	307	(58)	(18.9)	672	849	(177)	(20.8)
Adjusted EBITDA attributable to noncontrolling interest	4	4	—	—	14	11	3	27.3
Total Adjusted EBITDA attributable to stockholders	$245	$303	$(58)	(19.1)	$658	$838	$(180)	(21.5)
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

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2025	2024	$	%	2025	2024	$	%
Fee-for-service commissions, package sales and other fees	$188	$159	$29	18.2	$495	$471	$24	5.1
Less: Package sales and other fees(1)	(94)	(76)	(18)	23.7	(249)	(236)	(13)	5.5
Fee-for-service commissions	$94	$83	$11	13.3	$246	$235	$11	4.7

Sales and marketing expense	$497	$467	$30	6.4	$1,401	$1,321	$80	6.1
Less: Package sales and other fees(1)	(94)	(76)	(18)	23.7	(249)	(236)	(13)	5.5
Sales and marketing expense, net	$403	$391	$12	3.1	$1,152	$1,085	$67	6.2
(1) Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.
Liquidity and Capital Resources
Overview
Our cash management objectives are to maintain the availability of liquidity, minimize operational costs, make debt payments and fund future acquisitions and development projects. Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including payroll and related benefits, legal costs, operating costs associated with the operation of our resorts and sales centers, interest and scheduled principal payments on our outstanding indebtedness, inventory-related purchase commitments, capital expenditures for renovations and maintenance at our offices and sales centers, and share repurchases. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, inventory-related purchase commitments, costs associated with potential acquisitions and development projects, including rebranding, and share repurchases.

We finance our short- and long-term liquidity needs primarily through cash and cash equivalents, cash generated from our operations, draws on our revolver credit facility, our non-recourse revolving timeshare credit facility (“Timeshare Facility”), and through periodic securitizations of our timeshare financing receivables.
•As of September 30, 2025, we had total cash and cash equivalents of $215 million and restricted cash of $328 million. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
•During the nine months ended September 30, 2025, we repurchased 11 million shares for $450 million, excluding the excise tax, under our share repurchase programs. See Note 15: Earnings Per Share for additional information.
•In June 2025, we completed a securitization of approximately $300 million of gross timeshare financing receivables. The proceeds were used to pay down in part some of our existing debt and for other general corporate purposes. See Note 11: Debt and Non-Recourse Debt for additional information.
•In July 2025, we completed a securitization of approximately ¥9.5 billion, or $65 million, of gross timeshare financing receivables domiciled in Japan. The proceeds were primarily used for general corporate purposes. See Note 11: Debt and Non-Recourse Debt for additional information.
•In August 2025, we completed a securitization of approximately $400 million of gross timeshare financing receivables. The proceeds were used to pay down in part some of our existing debt and for other general corporate purposes. See Note 11: Debt and Non-Recourse Debt for additional information.
•As of September 30, 2025, we had $632 million remaining borrowing capacity under the revolver facility.
•As of September 30, 2025, we had an aggregate of $300 million remaining borrowing capacity under our Timeshare Facility. As of September 30, 2025, we had $1.1 billion of notes that were current on payments but not securitized. Of that figure, approximately $586 million could be monetized through either warehouse borrowing or securitization while another $358 million of mortgage notes we anticipate being eligible following certain customary milestones such as first payment, deeding and recording.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2025, our inventory-related purchase commitments totaled $234 million to be fulfilled over a period of 10 years.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,		Variance
($ in millions)	2025	2024	$
Net cash provided by (used in):
Operating activities	$133	$204	$(71)
Investing activities	(104)	(1,514)	1,410
Financing activities	(252)	971	(1,223)
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
The decrease in net cash provided by operating activities for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase in cash utilized for working capital and an decrease in depreciation and amortization expenses of $44 million, partially offset by an increase in provision for financing receivable losses of $37 million and an increase in share-based compensation expense of $16 million.
The following table summarizes our VOI inventory spending:

	Nine Months Ended September 30,
($ in millions)	2025	2024
VOI spending - owned properties(1)	$193	$225
Purchases and development of real estate for future conversion to inventory	73	61
Total VOI inventory spending	$266	$286
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
Net cash used in investing activities was $104 million for the nine months ended September 30, 2025 compared to $1,514 million for the same period in 2024. The decrease was primarily due to the Bluegreen Acquisition in 2024.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $252 million compared to net cash provided by financing activities of $971 million for the same period in 2024. The change was primarily due to net proceeds from debt and non-recourse debt of $1,346 million in 2024 compared to net proceeds of $213 million in 2025 and an increase in share repurchases of $143 million, partially offset by a decrease in cash paid for debt issuance costs of $31 million and a decrease of payment on withholding taxes on vesting of RSUs of $12 million.
Share Repurchase Plans
On July 29, 2025, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an aggregate of $600 million of its outstanding shares of common stock over a two-year period (the “2025 Repurchase Plan”), which is in addition to the amount that remained at the time under the current 2024 repurchase plan that our Board of Directors had approved in August 2024. As of September 30, 2025, we had $578 million of remaining availability under the 2025 Repurchase Plan and none under the 2024 Repurchase Plan.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, marketing and license fee agreements and obligations associated with our debt, non-recourse debt and the related interest. As of September 30, 2025, we were committed to $9.4 billion in contractual obligations over 15 years, $278 million of which will be fulfilled in the remainder of 2025. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 18: Commitments and Contingencies and Note 11: Debt and Non-recourse Debt for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $489 million as of September 30, 2025, which primarily consist of escrow and subsidy related bonds.
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
Item 1A. Risk Factors
As of September 30, 2025, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. These risk factors may be important to understanding statements in the Form 10-Q and should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part 1, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Issuer Purchases of Equity Securities
During the three months ended September 30, 2025, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
July 1 - July 31, 2025	793,190	$47.51	793,190	$689,991,937
August 1 - August 31, 2025	1,591,904	43.93	1,591,904	620,059,343
September 1 - September 30, 2025	918,206	46.18	918,206	577,659,358
Total	3,303,300	$45.41	3,303,300
(1) Under our publicly announced Repurchase Plans, we may repurchase shares in the open market, in privately negotiated transactions or such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The timing and actual number of shares repurchased under any share repurchase plan will depend on a variety of factors, including the stock price, available liquidity and market conditions. The shares are retired upon repurchase. The share repurchase plans do not obligate HGV to repurchase any dollar amount or number of shares of common stock, and they may be suspended or discontinued at any time.
The number of shares that we repurchased includes 933,488 shares that we repurchased from the Selling Stockholders on August 14, 2025 in connection with the offer and sale by the Selling Stockholders of 8,050,000 shares of our common stock that they owned in an underwritten public offering. See Note 16: Related Party Transactions for additional information.
From October 1, 2025 through October 23, 2025, we repurchased approximately 1.1 million shares for $47 million. As of October 23, 2025, we had $531 million of remaining availability under the 2025 Repurchase Plan and none remaining under the 2024 Repurchase Plan.
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

10.1*
Amendment No. 4 to the Amended and Restated Receivables Loan Agreement, effective as of July 23, 2025, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, and Bank of America, N.A., as administrative agent

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
_____________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of October 2025.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	President and Chief Financial Officer