Form 10-K
period 2025-12-31
Hilton Grand Vacations Inc.
filed 2026-02-26
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,607 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
There were 81,423,992 shares of the registrant’s Common Stock outstanding as of February 19, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2026 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

HILTON GRAND VACATIONS INC.
FORM 10-K TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2025

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
ITEM 1.    Business
Our History
On January 3, 2017, HGV became an independent publicly traded company as a result of Hilton Worldwide Holdings Inc.'s (“Hilton”) tax-free spin-off of each of HGV and Park Hotels & Resorts Inc. (“Park”). HGV's common stock is listed on the New York Stock Exchange under the symbol “HGV.” Following the spin-off, Hilton did not retain any ownership in HGV. In connection with the spin-off, we entered into agreements with Hilton and other third parties, including licenses to use the Hilton Grand Vacations brand. For more information regarding these agreements, see “—Business—Agreements with Hilton Worldwide Holdings.”
On August 2, 2021, we completed the acquisition of Dakota Holdings, Inc. (“Diamond”), the parent of Diamond Resorts International (the “Diamond Acquisition”), by exchanging 100% of the outstanding equity interests of Diamond for shares of HGV common stock. As a result of the Diamond Acquisition, certain funds controlled by Apollo Global Management Inc. (“Apollo”) and other minority shareholders, which previously owned 100% of Diamond, held 28% of HGV's common stock at the time the Diamond Acquisition was completed.
On January 17, 2024 (the “Bluegreen Acquisition Date”), we completed the acquisition of Bluegreen Vacations Holding Corporation (the “Bluegreen Acquisition”) in an all-cash transaction, with total consideration of $1.6 billion, inclusive of net debt.
Our Business
We are a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brands. Our operations primarily consist of: selling VOIs for us and third parties; financing and servicing loans provided to consumers for their VOI purchases; operating resorts and timeshare plans; and managing our exchange programs through which members may receive HGV Max benefits. Together our timeshare plans and exchange programs are collectively referred to as “Clubs”.
As of December 31, 2025, we have over 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, South Carolina, California, Arizona, Nevada, and Virginia. We have rebranded many of the properties acquired in the Diamond Acquisition, and we expect to continue this process for the remaining planned Diamond properties. During 2025, we began rebranding certain properties acquired in the Bluegreen Acquisition to Hilton Grand Vacations brands and expect to continue this process for the majority of the Bluegreen properties.
As of December 31, 2025, we had more than 720,000 members across our Club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at Hilton Grand Vacations resorts, properties in the Hilton system of 25 industry-leading brands with over 9,000 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options.
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
Our real estate sales and financing segment primarily generates revenue from:
•VOI Sales—We sell our owned inventory and interests directly and, through our fee-for-service agreements, we sell VOIs on behalf of third-party developers using the Hilton Grand Vacations brand in exchange for fee-for-service commissions and brand fees. Under these fee-for-service agreements, we earn commission fees based on a percentage of total contract sales. See “—Inventory and Development Activities” and “—Marketing and Sales Activities” below for additional information.
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
Other than the United States, there were no countries that individually represented more than 10% of total revenues for the year ended December 31, 2025.
For more information regarding our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and Note 22: Business Segments in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Our VOI and Club Products
Each property provides a distinctive setting, while signature elements remain consistent, such as high-quality guest service, spacious units and extensive on-property amenities. Most resorts feature studio to three-bedroom condominium-style accommodations and amenities such as full kitchens, in-unit washers and dryers, spas and kids’ clubs. Our timeshare properties are relatively concentrated in significant tourist markets, including Florida, Europe, Hawaii, South Carolina, California, Arizona, Nevada, and Virginia.
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
Through our Clubs, customers who purchase a VOI and are eligible for HGV Max benefits can use their points across all properties within our network as well as to access discounts across the Hilton portfolio of hotels and resorts.
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
We also source developed VOI inventory through fee-for-service and just-in-time agreements with third-party developers and have focused our inventory strategy on developing an optimal inventory mix. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund up-front acquisition and construction costs or incur unsold inventory maintenance costs. The capital investment made in connection with these projects is typically limited to the cost of constructing an onsite sales center. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory with the sale to purchasers.
We refer to fee-for-service transactions and just-in-time sales as “capital-efficient transactions.” Over time, these capital-efficient transactions have evolved from sourcing inventory from distressed properties to sourcing from new construction projects. For the year ended December 31, 2025, sales from fee-for-service and just-in-time inventory were 17% and 9% of contract sales, respectively. The estimated contract sales value related to our inventory pipeline, which includes inventory that is currently available for sale or will be made available for sale in the future at planned projects is $14.7 billion at current pricing as of December 31, 2025. Capital efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented 35% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
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
Owners can generally offer their VOIs for resale on the secondary market, which can create pricing pressure on the sale of developer inventory. Given the structure of our deeded HGV products, purchasers of HGV VOIs on the secondary market will generally become a Hilton Grand Vacations Club or Hilton Club member. Purchasers of a Diamond trust VOI on the secondary market may elect to join a Diamond points-based multi resort timeshare club. Purchasers of a Bluegreen VOI on the secondary market will become Bluegreen Vacation Club members. Once a member of the Clubs, the member will be responsible for paying annual fees. All purchasers will be responsible for paying applicable maintenance fees, property taxes and any assessments that are levied by the relevant HOA. While we do not have an obligation to repurchase intervals previously sold, most of our VOIs provide us with a right of first refusal on secondary market sales. We monitor sales that occur in the secondary market and exercise our right of first refusal in certain cases.
Marketing and Sales Activities
Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers and have an affinity with our brands. Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the year ended December 31, 2025, 74% of our contract sales were to our existing owners, compared to 72% for the year ended December 31, 2024.
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Mexico, Canada, Europe, and Asia. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have over 100 sales distribution centers in various domestic and international locations.
Our marketing and sales activities also include marketing relationships with nationally-recognized consumer brands and companies such as Bass Pro, LLC and its affiliates (“Bass Pro”) and Choice Hotels International, Inc. (“Choice Hotels” or “Choice”). Bass Pro is a fishing, marine, hunting, camping and sports gear retailer that operates Bass Pro Shops and Cabela’s. In November 2023, HGV signed a 10-year exclusive marketing agreement with Bass Pro that provides HGV with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. This agreement became effective on the Bluegreen Acquisition Date. As of December 31, 2025, HGV had sales and marketing operations at a total of 142 Bass Pro Shops and Cabela’s Stores, including 7 virtual kiosks. Additionally, the joint venture between HGV and Bass Pro includes four high-end wilderness resorts under the Big Cedar Lodge brand. We also assumed an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages.
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
Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. As of December 31, 2025, the average loan outstanding was approximately $25,000 with a weighted average interest rate of 14.7%.
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

Timeshare Financing Receivables Origination
In underwriting each loan, we obtain a credit application and a minimum down payment of 10% of the purchase price on the majority of sales of VOIs. For U.S. and Canadian purchasers seeking financing, which represented 89% of the individuals we provided financing to over the last three years, we apply the credit evaluation score methodology developed by the Fair Isaac Corporation (“FICO”) to credit files compiled and maintained by Experian and Equifax. Higher credit scores equate to lower collection risk and lower credit scores equate to higher collection risk. Over the last three years, the weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination was 733 (out of a maximum potential score of 850). For non-North American purchasers seeking financing, consisting principally of purchasers in Japan, we generally observe that these borrowers have experienced default rates comparable to U.S. and Canadian borrowers with FICO scores equal to or greater than 750.
Our underwriting standards are influenced by the changing economic and financial market conditions. We have the ability to modify our down payment requirements and credit thresholds in the face of stronger or weaker market conditions. Our underwriting standards have resulted in a strong, well-seasoned consumer loan portfolio. As of December 31, 2025, our portfolio consists of originated loans and loans that were acquired as part of our acquisitions, which are referred to as acquired loans. As of December 31, 2025, the portfolio had a gross balance of $4,314 million derived from approximately 182,000 loans. The portfolio had a weighted average length of loan of 10 years and the weighted average remaining length of loan of 8 years.
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
Resort and Club Management Activities
Resort Management
Prior to the initiation of VOI sales at a timeshare resort owned by us or by a third party with whom we have entered into a fee-for-service agreement, we enter into a management agreement with the relevant HOA. Each of the HOAs are governed by a board of directors (“Board”) comprised of owner and developer representatives that are charged with ensuring that the resorts are well-maintained and financially stable. Our services include day-to-day operations of the resorts, maintenance of the resorts, preparation of books and financial records including reports, budgets and projections, arranging for annual audits and maintenance fee billing and collections and personnel employment training and oversight. Our HOA management agreements provide for a cost-plus management fee, which means we generally earn a fee between 10% and 15% of the costs to operate the applicable resort. The management fees are recurring and paid annually. As a result, the fees we earn are highly predictable, unlike traditional revenue-based hotel management fees, and our management fees generally are unaffected by changes in rental rate or occupancy. We are also reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services. The original term of our management agreements is typically governed by state timeshare laws and ranges from three to five years. The agreements generally are subject to automatic renewal for one- to three-year periods unless either party provides advance notice of termination before the expiration of the term.
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
A portion of the annual maintenance fees collected from owners each year is set aside as a capital asset reserve for property renovations. The renovations funded by these fees enable HOAs to keep properties modern, which helps our branded properties consistently receive among the highest quality assurance scores within the Hilton portfolio of brands. HOAs engage an independent consulting firm to compile a reserve study. Typically, HOAs budget the reserve study to target property renovations on a 6- and 12-year cycle. HOAs generally replace soft goods every 6 years and hard goods every 12 years. These reserves also benefit our members by limiting the risk of special assessments and steep increases in maintenance fees due to deferred capital expenditures.
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
Our timeshare business competes with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for members to exchange into time at other timeshare properties or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar investment objectives as us. We own certain other trademarks and trade names for various properties. In the competitive industry in which we operate, trademarks, service marks, trade names and logos are very important to the marketing and sales of our products. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Our primary competitors in the timeshare space include Marriott Vacations Worldwide, Travel + Leisure Co., Disney Vacation Club, Holiday Inn Club Vacations, Westgate Resorts and the Berkley Group.
In addition, our timeshare business competes with other entities engaged in the leisure and vacation industry, including resorts, hotels, cruises, accommodation alternatives, such as condominium and single-family home rentals, and alternative travel products like travel clubs. We also compete with home and apartment sharing services that operate websites that market available privately-owned residential properties that can be rented on a nightly, weekly or monthly basis. In certain markets, we compete with established independent timeshare operators, and it is possible that other potential competitors may develop properties near our current resort locations. In addition, we face competition from other timeshare management companies in the management of resorts on behalf of owners on the basis of quality, cost, types of services offered and relationship. We compete with other timeshare companies for off-site sales and marketing centers, through which we market our products to potential members, including in locations like high-traffic shopping centers and tourist attractions in leisure destinations.
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
Seasonality and Cyclicality
We experience modest seasonality in timeshare sales at certain resorts, with stronger revenue generation during traditional vacation periods for those locations. Our business is moderately cyclical in relation to general economic conditions, the relative health of the travel industry and the availability and cost of financing for purchases of VOIs.
Government Regulation
Our business is subject to various international, national, federal, state and local laws, regulations and policies in jurisdictions in which we operate. The laws described below impact our principal areas of business, including those related to real estate development activities, marketing and sales activities, consumer financing, lending and related activities and resort and club management activities. We are subject to other laws, regulations and policies that may impact one or more areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations under the U.S. Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions outside the U.S. generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. We will continue to be subject to applicable new legislation, rules and regulations that have been proposed, or may be proposed, by federal, state and local authorities relating to the origination, servicing and securitization of mortgage loans.
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
We are subject to state and federal telephone consumer protection laws and “do not call” legislation. We believe that our exposure to adverse effects from telemarketing legislation and enforcement is mitigated in some instances by the use of permission-based marketing in which we obtain permission to contact prospective purchasers in the future. We have also implemented procedures to comply with federal and state “do not call” regulations including subscribing to the federal do not call registry and certain state “do not call” registries as well as maintaining an internal “do not call” list.
Lending Regulation
Our lending and related activities are subject to a number of laws and regulations including those of applicable supervisory agencies such as, in the United States, the Consumer Financial Protection Bureau, the FTC, and the Financial Crimes Enforcement Network, and, in the case of our international operations, the Financial Conduct Authority (in the United Kingdom) and other similar or equivalent agencies in other countries and regions in which we operate. These laws and regulations, some of which contain exceptions applicable to the timeshare industry, may include, among others, the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Fair Housing Act and implementing regulations, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, unfair, deceptive or abusive acts or practices regulations and the Credit Practices rules, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Service member’s Civil Relief Act, the Bank Secrecy Act and the Military Lending Act. Our lending and related activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection and credit reporting practices, loan servicing, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.
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
Environmental Matters
We are subject to certain requirements and potential liabilities under various U.S. federal, state and local and foreign environmental, health and safety laws and regulations and incur costs in complying with such requirements. The costs of complying with these requirements are generally covered by the HOAs that operate the affected resort property and are our responsibility for assets owned by us. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. In addition to investigation and remediation liabilities that could arise under such laws, we may also face personal injury, property damage, fines or other claims by third parties concerning environmental compliance or contamination. We use and store hazardous and toxic substances, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our facilities, and we generate certain wastes in connection with our operations. Some of our properties include, and some of our future properties may include, older buildings, and some may have, or may historically have had, dry-cleaning facilities and aboveground and underground storage tanks for heating oil and back-up generators. We have, from time to time, been responsible for investigating and remediating contamination at some of our facilities, such as contamination that has been discovered when we have removed underground storage tanks, and we could be held responsible for any contamination resulting from the disposal of wastes that we generate, including at locations where such wastes have been sent for disposal. In some cases, we may be entitled to indemnification from the party that caused the contamination pursuant to our management, construction or renovation agreements, but there can be no assurance that we would be able to recover all or any costs we incur in addressing such problems. From time to time, we may also be required to manage, abate, remove or contain mold, lead, asbestos-containing materials, radon gas or other hazardous conditions found in or on our properties. We have implemented an on-going operations and maintenance plan at each of our properties that seeks to identify and remediate these conditions as appropriate. Although we have incurred, and expect that we will continue to incur, costs relating to the investigation, identification and remediation of hazardous materials known or discovered to exist at our properties, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flows.
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
Using a multi-channel approach, we grow our HGV talent network through a variety of outreach programs that include targeted media, team member referrals and diversity outreach. As of December 31, 2025, more than 22,300 Team Members were employed at our timeshare resorts, call centers, sales centers, and corporate locations around the world.
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
We are committed to an inclusive workforce that fully represents many different cultures, backgrounds and viewpoints. Our Team Member Resource Groups ("TMRGs"), which are non-exclusive voluntary, employee-led groups, play an integral part in our culture of inclusion as we strive to foster openness, integrity and respect. We currently have 12 TMRGs, which are open to all team members: African American, Asia Pacific Islander, Hispanic Latino, LGBTQ & Friends, Military, Women’s, Disabilities, Environmental, Wisdom, Multi-Cultural, Parenting & Caregivers, and Young Professionals. Each group is sponsored by a senior executive who provides leadership and helps drive initiatives across the business. In addition, we believe that multiple perspectives generate better solutions and relatability with our customers and consumers. We strive to ensure a common culture that we believe is reflected in our programs and initiatives, and we regularly seek team member feedback through our monthly pulse-checks, our annual engagement survey and ongoing discussions with our TMRG’s.
Through a variety of delivery methods, we offer over 770 training and development courses to all of our team members focused on a variety of core competencies, including: leadership, skills training, business acumen, culture and personal growth. In 2025, team members had over 309,000 course completions totaling 159,000 training hours, of which over 111,000 course completions and 109,000 training hours were dedicated to compliance training.
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
As of December 31, 2025, 7% of our employees were covered by various collective bargaining agreements, generally addressing pay rates, working hours, other terms and conditions of employment, certain employee benefits and orderly settlement of labor disputes.
Agreements with Hilton Worldwide Holdings
License Agreement
General
In connection with the spin-off, we entered into a long-term license agreement with Hilton granting us (i) the right to use certain trademarks, including, without limitation, “Hilton Grand Vacations,” “Hilton Grand Vacations Club,” “HGV,” "HGV Max," "Hilton Vacation Club," and “Hilton Club” (collectively, the “Hilton Marks”), in connection with the current and future operation of a Hilton branded vacation ownership business (the “Licensed Business”), (ii) a license or right to use certain other Hilton-owned intellectual property, including promotional content and access to Hilton’s reservation system and property management software (collectively with the Hilton Marks, the “Hilton IP”), (iii) the right to use Hilton’s loyalty program data and other customer information (“Hilton Data”) to promote the Licensed Business and for other internal business purposes, and (iv) certain other rights. In exchange for these rights, we have agreed to pay Hilton license and other fees and have agreed to certain restrictions on the operation of our business. In most cases, such rights are exclusive to us, but there are certain exceptions, many of which are described below. While the license agreement permits us to operate certain businesses that do not conflict with Hilton’s business, including non-Hilton branded vacation ownership business, we are not permitted to use any Hilton IP or Hilton Data for such non-Hilton branded portions of our businesses without Hilton’s prior consent.
In connection with the Diamond Acquisition and the Bluegreen Acquisition, we and Hilton entered into a series of amendments to the license agreement, including the Second Amended and Restated License Agreement, dated as of November 1, 2024, which incorporates all prior amendments (as amended and restated, the "License Agreement").

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
To account for the integration of the Diamond and Bluegreen businesses into our operations, Hilton agreed to a reduced license fee for the initial (i) five (5) years following the closing of the Diamond Acquisition and (ii) four (4) years following the closing of the Bluegreen Acquisition, in each case for gross revenue arising from Diamond or Bluegreen properties and sales centers, as applicable, that are rebranded and become part of the Licensed Business. The reduced license fees range from 2% to 4% of the applicable gross revenue, increasing steadily until it reaches 5% during the fifth year and beyond for the Diamond Acquisition and during the fourth year and beyond for the Bluegreen Acquisition. This reduced license fee structure is contingent upon us achieving certain minimum rebranding milestones related to room conversions with respect to the Diamond and Bluegreen businesses and properties on an annual and cumulative basis over several years. If we do not achieve the applicable minimum milestones, we will be subject to an escalated license fee of up to an additional 1%, plus the original fee percentage, of the applicable gross revenue. The escalated license fee is subject to being readjusted to the original fee percentage if we achieve the applicable cumulative rebranding target milestone in subsequent years. If we fail to achieve certain cumulative target milestones by September 30, 2031 in the case of Diamond properties or by September 30, 2032 in the case of Bluegreen properties and the shortage is more than approximately 10% in either case, Hilton has the right, by notice to us, to prohibit our sale of future offering of HGV Max. If such shortage is less than approximately 10%, then we have until September 30 of the following year in each case to achieve such cumulative target milestones after which, if we continue to fail to achieve them, Hilton has the right, by notice to us, prohibit our sale of future offering of HGV Max. Notwithstanding for the foregoing, we agreed to pay Hilton certain minimum license fees related to the Bluegreen business for each of 2024 and 2025.
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
For the years ended December 31, 2025, 2024 and 2023, we incurred license fee expense to Hilton of $192 million, $156 million, and $138 million.
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
Hilton Honors Points; Call Transfers
During the term of the License Agreement, we are required to participate in Hilton’s loyalty program, currently known as the Hilton Honors program. We can purchase Hilton Honors points at cost for 20 years after the date of the original license agreement, and thereafter at the market rate (with a most favored nation provision, pursuant to which such market rate is no higher than the price paid by strategic partners that purchase a comparable volume of points annually on comparable business terms). For the years ended December 31, 2025, 2024 and 2023, we paid Hilton $112 million, $91 million and $53 million, for Hilton Honors points.
We have entered into a separate agreement with Hilton that governs the transfer of calls from Hilton to us and other related telemarketing services. Under this agreement, Hilton is required to use its reasonable best efforts to transfer calls to us at a level consistent with past practice prior to the spin-off for the first ten years. Hilton is required to provide the call transfer services at cost for the first 30 years and at market rates thereafter. For the years ended December 31, 2025, 2024 and 2023, we paid Hilton $9 million, $9 million and $11 million, for such call transfers.
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
Other Restrictions
The License Agreement imposes various other restrictions and requirements that pertain to, without limitation, co-sponsoring credit cards and other payment alternatives, entering into marketing, sponsorship and similar agreements, engaging in any lodging business, confidentiality and data security, and strict maintenance of, and compliance with, separation of operations that do not use any of Hilton IP or Hilton Data. Notwithstanding the foregoing, we and Hilton have agreed to designate no more than fifteen (15) Bluegreen properties (based on an agreed list) to be affiliated with and operated under a Choice brand in accordance with the terms of the Choice agreements during the term of such agreements without the express consent of Hilton. With respect to marketing, sponsorship and similar agreements, we have expressly agreed with Hilton that we will not enter into, or extend, renew, or expand the scope of any existing marketing agreements, with a Hilton competitor without Hilton's prior written consent. Further, we have agreed with Hilton to terminate the Choice agreement on the earlier of the expiration date of the current term or if and when we have a definitive termination right under the Choice agreements.
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
This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the License Agreement and the First Amendment to the License Agreement, which are filed as Exhibits 10.2 (a) and 10.2(b), respectively, to this Annual Report on Form 10-K.
Other Agreements
We entered into a Distribution Agreement and Tax Matters Agreement with Hilton and Park in connection with the spin-off. The Distribution Agreement provided for certain transfers of assets and assumptions of liabilities by each of Hilton, HGV and Park and the settlement or extinguishment of certain liabilities and other obligations among Hilton, HGV and Park. In addition, HGV, Hilton and Park agreed that losses related to certain contingent liabilities (and related costs and expenses) that generally are not specifically attributable to any of the separated real estate business, the timeshare business or the retained business of Hilton (“Shared Contingent Liabilities”) will be apportioned among the parties according to fixed percentages of 65%, 26% and 9% for Hilton, Park and HGV. Costs and expenses of, and indemnification obligations to, third party professional advisors arising out of the foregoing actions also may be subject to these provisions.
The Tax Matters Agreement governs the respective rights, responsibilities and obligations of Hilton, Park and us after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S.

federal, state, local and foreign income taxes, other tax matters and related tax returns. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off is not tax-free.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Distribution Agreement, which is filed as Exhibit 2.1 to this Annual Report on Form 10-K and the Tax Matters Agreement, which is filed as Exhibit 10.1 to this Annual Report on Form 10-K.
Stockholders Agreement with Apollo
In connection with the Diamond Acquisition, the Company, certain funds affiliated with Apollo, and, for certain limited purposes, Hilton entered into a stockholders’ agreement on August 2, 2021. For purposes of this section, the term “Apollo Investors” includes any affiliates of Apollo to whom the Apollo Closing Shares (defined below) may be transferred. As of February 19, 2026, the Apollo Investors owned an aggregate of 18,245,825 Apollo Closing Shares.
Board and Governance Rights
Under the stockholders’ agreement, the Apollo Investors have the right to designate two individuals (the “Apollo Designees”) to serve on the Company’s Board, out of a total of nine directors at the time of completing the Diamond Acquisition. For every three additional directors added, the Apollo Investors have the right to appoint the third such director so long as the Apollo Investors (or their affiliates who have executed a joinder agreement to become party to the stockholders agreement) retain 23,935,707 of the aggregate number of shares of our common stock that the Apollo Investors received in the Diamond Acquisition (such shares, the “Apollo Closing Shares”).
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
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the stockholders agreement, which is filed as Exhibit 10.15 to this Annual Report on Form 10-K.
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
•Operating in a highly competitive industry;
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
•Our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;
•A decline in developed or acquired VOI inventory or inability to source VOI inventory or finance sales if we or third-party developers are unable to access capital;
•The sales of VOIs in the secondary market;
•Our limited underwriting standards and a possible decline in the default rates or other credit metrics underlying our timeshare financing receivables;
•The expiration, termination or renegotiation of our management agreements;
•Fraudulent or illegal activity related to the sale and purchase of timeshares deterring customers from purchasing our product;
•Increased activity by third-party exit companies;
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
•Our ability to incur substantially more debt;
•Our ability to integrate the Diamond and the Bluegreen businesses successfully;
•Our ability to effectively manage our expanded operations resulting from both the Diamond Acquisition and the Bluegreen Acquisition;
•Potential complaints, litigation or reputational harm from former Diamond and Bluegreen owners and our pre-acquisition owners;
•The ability of our board of directors to change corporate policies without stockholder approval;
•The interests of significant stockholders may conflict with the interests of our other stockholders;
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
•conditions that negatively shape public perception of travel, including travel-related accidents or statements actions or interventions by governmental officials;
•pandemics, epidemics or outbreaks of contagious diseases, such as coronavirus, Ebola, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and the Zika virus;
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
Any one or more of these factors can adversely affect, and from time to time have adversely affected, individual resorts and particular regions. With some of our properties being concentrated in certain geographic areas including Florida, Europe, Hawaii, South Carolina, California, Arizona, Virginia and Nevada, we are, therefore, particularly susceptible to adverse developments in those areas. All of the foregoing factors could have an adverse effect on our business, financial condition and results of operations.
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
The timeshare industry is highly competitive. The Hilton brands we use compete with the timeshare brands affiliated with major hotel chains in national and international venues, and we compete generally with the vacation rental options generally offered by the lodging and travel industry (e.g., hotels, resorts, home and apartment sharing services, and condominium rentals) and other options such as cruises and alternative travel options like travel clubs.
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
Finally, the license agreement imposes a number of restrictions or prohibitions on our business and operations, and our ability to engage in a number of transactions, including, without limitations, acquiring or being acquired by another entity, engaging in any lodging business or otherwise competing with Hilton, and entering into or amending in any manner certain types of marketing agreements, including with Hilton’s competitors (such as Choice), in each case without Hilton’s consent. Any noncompliance with any of these provisions may result in the termination of the license agreement, either automatically or at Hilton’s election. In addition, while we are permitted under the license agreement to engage in certain other businesses, including owning and operating vacation ownership business and properties that are not Hilton-branded, in such instances, we are not permitted to use any of the rights and assets provided by Hilton under the license agreement in connection with such business and operation. In fact, we are required to comply with various requirements to operate such business and properties as separate operations. However, if any such non-Hilton branded vacation ownership properties and related units and revenues exceed certain thresholds, we may lose certain rights, including the right related to our use of Hilton-branded trademarks, including our “Hilton Grand Vacations” corporate name. In addition, any non-compliance with the separate operations provision may give rise to Hilton’s ability to terminate the license agreement. Any of the foregoing and other factors that lead to Hilton’s termination of the license agreement will have a material and irreparable adverse impact on our business. See “Item 1. Business—Agreements with Hilton Worldwide Holdings.”
We will rely on Hilton to consent to our use of its trademarks at new properties we manage in the future.
Under the terms of our license agreement with Hilton, we are required to obtain Hilton’s consent to use its trademarks in circumstances specified in the license agreement. Hilton may reject a proposed project in certain circumstances. Any requirements to obtain Hilton’s consent to our expansion plans, including the ongoing rebranding of the acquired Diamond resorts and planned rebranding of the acquired Bluegreen resorts to Hilton branded properties, or the need to identify and secure alternative expansion opportunities because Hilton does not allow us to use its trademarks with proposed new projects, may delay implementation of our expansion plans, cause us to incur additional expense or reduce the financial viability of our projects. Further, if Hilton does not permit us to use its trademarks in connection with our expansion plans, our ability to expand our Hilton-branded timeshare business would cease and our ability to remain competitive may be materially adversely affected. See “Risks Related to Our Acquisitions—Our ability to successfully integrate the Diamond and Bluegreen businesses depends on our compliance with the Hilton license agreement” and “Item 1. Business—Agreements with Hilton Worldwide Holdings.”
Our business depends on the quality and reputation of the Hilton brands and affiliation with the Hilton Honors loyalty program.
Our HGV branded products and services are offered under the Hilton brand names and affiliated with the Hilton Honors loyalty program, and we intend to continue to develop and offer products and services under the Hilton brands and affiliated with the Hilton Honors loyalty program in the future. In addition, the license agreement contains significant prohibitions on our ability to own or operate properties that are not Hilton brand names. The concentration of our products and services under these brands and program may expose us to risks of brand or program deterioration, or reputational decline, that are greater than if our portfolio were more diverse. Furthermore, as we are not the owner of the Hilton brands or the Hilton Honors loyalty program, changes to these brands and program or our access to them, including our ability to buy points to offer to our members and potential members, could negatively affect our business. Any failure by Hilton to protect the trademarks, trade names and intellectual property that we license from it could reduce the value of the Hilton brands and also harm our business. If these brands or program deteriorate or materially change in an adverse manner, or the reputation of these brands or program declines, our market share, reputation, business, financial condition or results of operations could be materially adversely affected.
We rely on several critical marketing programs and activities to generate tour flow and contract sales and increase our revenues.
We rely on several critical marketing activities and arrangements to engage with potential VOI purchasers for generating tour flow, contract sales and financing fees, resort management and other revenues. These include targeted direct marketing, transfers of calls by Hilton of its customers to us pursuant to existing arrangements with Hilton, our marketing and joint venture agreements with Bass Pro, our strategic and related agreements with Choice, the successful implementation of our digital and technology-based marketing strategy and the integration of the marketing technologies of Bluegreen and Diamond with our strategy. Any significant changes to one or more factors that adversely affect such marketing activities and arrangements will adversely impact our revenue and growth strategy.
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
We currently have timeshare properties located internationally in Europe, Mexico, the Caribbean, Canada and Asia. We also market our products and services in the Asia Pacific region, primarily in Japan and South Korea. In addition, as part of our business strategy, we intend to continue the expansion of our operations in Japan, including by continuing to market and sell VOIs at Sesoko, Odawara and Kyoto resorts and continuing to opportunistically develop additional property or acquire additional inventory, as well as explore further expansion opportunities in other countries located in the Asia Pacific region, Mexico, Europe and the Caribbean. Such activities may not be limited only to marketing efforts for existing international and U.S. properties and products in other countries, but may also include acquiring, developing, managing, marketing, offering and/or financing timeshare properties and VOI related products and services in such countries.
Current and future international operations expose us to a number of additional challenges and risks are inherent in operating in foreign countries, such as compliance with laws in multiple jurisdictions, including foreign ownership restrictions; import and export controls; data privacy; trade restrictions; exposure to litigation in multiple jurisdictions; foreign currency exchange risks; political or civil unrest; and the impact of relationships between foreign governments and the United States.
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
Some stays at the properties we manage are booked through third-party internet travel intermediaries. As the percentage of internet bookings increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize lodging, by increasing the importance of price and general indicators of quality (such as “three-star property”) at the expense of brand identification. These intermediaries also generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. Additionally, consumers can book stays at the properties we manage through other distribution channels, including travel agents, travel membership associations and meeting procurement firms. Over time, consumers may develop loyalties to these third-party reservation systems rather than to our booking channels. Although we expect to derive most of our business from traditional channels and our websites (and those of Hilton), our business and profitability could be adversely affected if customer loyalties change significantly, diverting bookings away from our distribution channels.
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
We previously identified a material weakness in our internal control over financial reporting. If we experience additional material weaknesses, or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, our stock price could be adversely affected, and we may otherwise experience other adverse consequences.
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
Risks Related to the Sale of VOIs
A decline in developed or acquired VOI inventory may have an adverse effect on our business or results of operations.
In addition to VOI supply that we develop or acquire, we source VOIs through fee-for-service agreements with third-party developers. If we fail to develop timeshare properties or acquire inventory we may experience a decline in VOI supply, which could result in a decrease in our revenues. Approximately 26% of our contract sales were from capital-efficient sources for the year ended December 31, 2025. As part of our strategy to optimize our sales mix of capital-efficient inventory, we will continue to develop or acquire inventory from third parties to source inventory. These arrangements may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into agreements are not able to fulfill their obligations to us, the inventory we expect to acquire or market and sell may not be available on time or at all, or may not otherwise be within agreed-upon specifications, including the specifications that we must meet in order to use Hilton’s trademarks at such properties. If our counterparties do not perform as expected and we do not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, our ability to achieve sales goals may be adversely affected.
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
We have fee-for-service agreements with third-party developers to source inventory. These agreements enable us to generate fees from the marketing and sales services we provide, Club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. If these developers are not able to obtain or maintain financing necessary for their operations, we may not be able to enter into these arrangements, which would limit opportunities for growth and reduce our revenues.
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

Providing secured financing to some purchasers of VOIs subjects us to the risk of purchaser default. As of December 31, 2025, our consumer loan portfolio had a balance of approximately $4.3 billion and experienced default rates of 9.86%, 10.77% and 8.56% for the fiscal years ended December 31, 2025, 2024 and 2023, respectively. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the VOI. We may be unable to resell the property in a timely manner or at a price sufficient to allow us to recover written-off loan balances, or at all. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, our revenues and profits could be reduced.
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
Unlawful, fraudulent or deceptive third-party VOI resale or vacation package sales schemes could damage the reputation of the timeshare industry, our reputation and brand value, or affect our ability to collect management fees. For example, in June 2024 the FBI warned against illegal scams targeting timeshare owners, primarily older Americans, that resulted in the owners losing substantial amounts of money in some cases. Such illegal activity could harm our reputation or deter consumers from purchasing our timeshare products, which may adversely affect our revenues and results of operations.
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
We rely heavily on computer, internet-based and mobile information and communications systems operated by us or our service providers to collect, process, transmit and retain large volumes of customer data, including credit card numbers and other personally identifiable information, reservation information and mailing lists, as well as personally identifiable information of our employees. There has been an increase in the number and sophistication of cybersecurity attacks perpetrated by criminals and nation-states against companies, which are likely to continue as adversaries leverage artificial intelligence-based technologies and services. Our information systems and records, including those we maintain with our service providers and vendors, have been, and likely will continue to be, subject to such cyber-attacks and technology disruptions, which include efforts to hack or breach security measures in order to obtain or misuse information or cause business disruption, including through, for example, phishing attempts, brute force attacks, denial of service attacks, exploiting software vulnerabilities (including “zero-day attacks”), viruses or other malicious code, “ransomware” or other malware, and supply chain attacks. In addition, social engineering attacks, including through phishing, are becoming increasingly sophisticated due to a variety of factors, including threat actors’ use of artificial intelligence tools. Third parties with whom we do business and to whom we may provide customer data have been the subject of cyber-attacks. In addition, increasingly complex systems and software are subject to failure, operator error or malfeasance, or inadvertent releases of data that may materially impact our information systems and records. For instance, security breaches could result in the dissemination of member and guest credit card information, which could lead to affected members and guests experiencing fraudulent charges. To date, we have seen no material impact on our business or operations from these attacks or events. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we may acquire. There is no guarantee that these measures will be adequate to safeguard against all cybersecurity incidents, data security breaches, system compromises or misuses of data.
The integrity and protection of customer and employee data is critical to us. We could make faulty decisions if that data is inaccurate or incomplete. Customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. A significant theft, loss, loss of access to, or fraudulent use of customer, employee, or company data could adversely impact our reputation, and could result in significant remedial and other expenses, fines, and/or litigation. Compromises in the security of our information systems or those of our service providers or vendors or other disruptions in data services could lead to an interruption in the operation of our systems or require us to consider changes to our customer data or payment systems, resulting in operational inefficiencies, additional expense and a loss of profits.

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
Many jurisdictions have enacted or are enacting laws requiring companies to notify regulators or individuals of data security incidents involving certain types of personal data. These mandatory notifications regarding security incidents often lead to widespread negative publicity, and the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the internet, including through news articles, blogs, chat rooms, and social media sites. Any security incident, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract or retain customers, or subject us to third-party lawsuits, regulatory investigations, enforcement actions, fines or other action or liability, which could materially and adversely affect our business and operating results. In addition, the SEC requires public companies to disclose material cybersecurity incidents that they experience on a Current Report on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. If we fail to comply with these requirements we could incur regulatory fines in addition to other adverse consequences to our reputation, business, financial condition and results of operations.
The steps we take to deter and mitigate risks related to cybersecurity may not provide the intended level of protection. In particular, it may be difficult to anticipate or immediately detect such incidents and the damage caused thereby. We may be required to expend significant additional resources in the future to modify and enhance our protective measures. Although we have insurance coverage that is designed to protect us against certain losses related to cybersecurity risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches. In addition, the third party service providers and partners on which we rely (including those that may be in possession of our sensitive information) face cybersecurity risks, some of which may be different than the risks we face, and we do not directly control any of such service providers’ information security operations, including the efforts that they may take to mitigate risks or the level of cyber/privacy liability insurance that they may carry. See Part I, Item 1C. “Cybersecurity.”
We are subject to data privacy laws in many jurisdictions and may be unable to comply with these requirements.
Many of the jurisdictions in which we operate, including the European Union, Canada, Japan, Mexico and several states within the U.S., have enacted data privacy or data protection laws that place restrictions on how personal information is collected, stored, processed, shared and disclosed. For example, the European Union (“EU”) General Data Protection Regulation (the “GDPR”) imposes significant obligations onto businesses that sell products or services to EU customers or otherwise control or process personal data of EU residents. Complying with the GDPR could increase our compliance costs, or adversely impact the marketing of our products and services to customers in the EU and our overall business. If we fail to comply with the requirements of the GDPR, we could face significant administrative and monetary sanctions, which could materially adversely impact our results of operations and financial condition.
Our systems and the systems operated by our service providers may be unable to satisfy changing regulatory requirements and customer and employee expectations and/or may require significant additional investments or time to do so. Our business could be subject to additional obligations, privacy litigation, fines, private causes of action, regulatory investigations and enforcement actions as well as reputational harm and other adverse effects, due to the failure to comply with the various U.S. and foreign data privacy laws or other applicable data security laws, regulations and standards (including those applicable to credit card data).
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
Because we are subject to the Telephone Consumer Protection Act, ‘do not call” legislation and other regulations, we have implemented procedures to reduce the possibility of violating such laws, however, such procedures may not be effective in ensuring regulatory compliance in every instance. In addition, because we are now an independent company from Hilton, it may be more difficult for us to utilize customer information we obtain from Hilton in the future for marketing purposes.
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
Finally, under the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (collectively, the “ADA”), all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. Our properties also are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements.
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
We are subject to certain compliance costs and potential liabilities under various U.S. federal, state and local and foreign environmental, health and safety laws and regulations. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. Our failure to comply with such laws, including any required permits or licenses, could result in substantial fines, penalties, litigation or possible revocation of our authority to conduct some of our operations. We could also be liable under such laws for the costs of investigation, removal or remediation of hazardous or toxic substances at our currently or formerly owned real property or at third-party locations in connection with our waste disposal operations, regardless of whether or not we knew of, or caused, the presence or release of such substances. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead, petroleum or other hazardous conditions at our properties. The presence or release of such toxic or hazardous substances could result in third-party claims for personal injury, property or natural resource damages, business interruption or other losses. Such claims and the need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect our operations, the value of any affected real property, or our ability to sell, lease or assign our rights in any such property, or could otherwise harm our business or reputation. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result.
Some U.S. states and various countries are considering or have undertaken actions to regulate, disclose and reduce greenhouse gas emissions. New or revised laws and regulations such as those related to climate change, could affect the operation of the properties we manage or result in significant additional expense and operating restrictions on us. The cost of such legislation or regulation would depend upon the specific requirements enacted and cannot be determined at this time. In addition, failure or perception of failure to achieve our goals with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change could lead to adverse publicity, resulting in an adverse effect on our business or damage to our reputation.
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
Our business operations in countries outside the United States are subject to a number of laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”). The FCPA is intended to prohibit bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. Although we have policies in place designed to comply with applicable sanctions, rules and regulations, it is possible that the timeshare properties we own or manage in the countries and territories in which we operate may provide services to or receive funds from persons subject to sanctions. In addition, some of our operations may be subject to the laws and regulations of non-U.S. jurisdictions, including the U.K.’s Bribery Act of 2010, which contains significant prohibitions on bribery and other corrupt business activities, and U.K. and E.U. sanctions, as well as other local anti-corruption and sanction laws in the countries and territories in which we conduct operations.
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
As of December 31, 2025, our total indebtedness was approximately $7.3 billion, of which approximately $2.7 billion was non-recourse debt. We significantly increased our level of indebtedness in connection with financing the Diamond Acquisition and the Bluegreen Acquisition. We issued $850 million in aggregate principal amount of 5.000% senior notes due 2029 and $500 million in aggregate principal amount of 4.875% senior notes due 2031, and we borrowed term loans in an initial aggregate principal amount of $1.3 billion under a new senior secured term loan credit facility due 2028 to repay certain indebtedness of HGV and Diamond, as part of the Diamond Acquisition. Similarly, in connection with the Bluegreen Acquisition, we issued $900 million in aggregate principal amount of 6.625% senior notes due 2032 and borrowed term loans in an initial aggregate principal amount of $900 million due 2031. These term loans are subject to an interest rate of SOFR plus 2.00%. Finally, we assumed several of Diamond’s and Bluegreen’s revolving facilities that are secured by timeshare loan receivables. Our substantial debt and other contractual obligations could have important consequences, including:
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
Interest rates may increase in the future. As a result, interest rates on our revolving credit facility or other variable rate debt offerings could be higher than current levels. As of December 31, 2025, we had approximately $2.9 billion of notional variable rate debt, representing 40% of our total indebtedness. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. For more information on derivatives see Note 15: Debt & Non-recourse Debt of the financial statements.
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
Risks Related to Our Acquisitions
We may not be able to integrate the acquired Diamond and Bluegreen businesses successfully.
We continue to integrate the Diamond and Bluegreen businesses. The completion of the integration processes for each business could ultimately take longer than anticipated and/or could be more difficult than anticipated due to a number of reasons.
This includes the lack of complementary products and resort offerings, delays or other challenges in converting the Diamond and Bluegreen resorts into resorts that are suitable for HGV as part of our overall strategy and our rebranding plan, loss of valuable employees, disruption of each company’s ongoing businesses, processes and systems, inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements between the businesses, and differences in corporate cultures and philosophies, and other challenges that are inherent in such a complex integration of businesses. There also may be issues attributable to the acquired businesses’ operations that were inherent to the business or are based on events or actions that occurred prior to the closing of each acquisition that may make the integration even more challenging. In addition, uncertainty about the effect of the acquisitions on relationships with our suppliers, vendors, existing owners, and potential owners may hinder the integration. Although we are taking steps designed to reduce or mitigate any adverse effects, these uncertainties may cause suppliers, vendors, existing and potential owners, and others that deal with us to seek to change, not renew or discontinue existing business relationships with us.
Integrating the Diamond and Bluegreen businesses and properties into our operations may place a significant burden on management and internal resources and divert management’s attention away from day-to-day business concerns. Further, our ability to attract, retain and motivate key personnel and employees may be impacted if employees or prospective employees have uncertainty about their future roles with us during the integration of the acquisitions and beyond. Despite our retention and recruiting efforts, key employees may be unwilling to continue their employment with us, and we may be unable to timely find suitable replacements.
Ultimately, the completion of the integration process is subject to a number of uncertainties, and no assurance can be given that our integration efforts will be successful. Any one or more of the foregoing factors may adversely affect or hinder any successful integration of these acquisitions and may materially adversely impact the execution of our strategy post-acquisition, business, operations, and, ultimately, our results of operations.
Our ability to successfully integrate the Diamond and Bluegreen businesses depends on our compliance with the Hilton license agreement.
We and Hilton have agreed to a plan to rebrand the majority of the Diamond and Bluegreen properties, rooms and sales facilities into HGV-branded properties, rooms and sales facilities over a specified period that includes annual and cumulative target room conversions. Under the terms of the Hilton license agreement, we must obtain Hilton’s approval to use the Hilton brand names and trademarks in connection with the rebranding of Diamond and Bluegreen properties to branded properties using the Hilton marks, as well as for the branding of timeshare properties that we acquire or develop in the future. If we do not achieve the applicable annual rebranding target milestones, we will be subject to an escalated royalty fee, and if we fail to achieve cumulative targets by certain specified deadlines, Hilton may prohibit our future offering and sales of HGV Max.
We have agreed with Hilton to operate the Diamond and Bluegreen properties and sales centers as a separate operation, subject to rebranding and a rebranding plan. If we fail to comply with the separate operation requirements in connection with such part of our business, we may be subject to potential violation of the license agreement. In addition, if we cannot come to an agreement with Hilton on how to brand and operate Diamond and Bluegreen properties that are not approved for rebranding by Hilton, our ability to successfully integrate Diamond and Bluegreen may be materially adversely affected. For additional information see “Item 1. Business—Agreements with Hilton Worldwide Holdings.”
We have incurred, and may continue to incur, substantial costs and expenses related to the Diamond and Bluegreen acquisitions.
We incurred, and expect to continue to incur a number of fees, costs and expenses associated with combining and integrating the operations of the companies and achieving the desired benefits. These fees, costs and expenses, which are both recurring and non-recurring, have been, and will continue to be, substantial. Although we believe that achieving cost synergies, benefits, and other efficiencies of these acquisitions should offset such costs, fees and expenses over time, such net benefit may not be achieved in the near term, or at all. There may be significant potential liabilities associated with the acquired Diamond or Bluegreen business that may have been unknown to us at or prior to the closing of the acquisition, or that may be more significant than we initially believed at or prior to the closing, including existing and potential legal claims or contractual disputes, tax audits, regulatory violations (including environmental violations and claims), and other liabilities that are, individually or in the aggregate, greater than we had anticipated, more likely than we estimated were not known to us, and/or were not disclosed to us.
For example, we are currently involved in a dispute regarding an alleged breach of a purchase and sale agreement related to The Manhattan Club property that we acquired in connection with the Bluegreen Acquisition, which dispute we believed at the time of the acquisition was likely to be resolved in our favor. As described in greater detail in Note 23: Commitments and Contingencies – Litigation Contingencies, the arbitration panel in the dispute issued a decision on what is required to cure, which included purchases of inventory and assuming the management agreement at The Manhattan Club. We are now in the process of curing the alleged breach. It is possible that these liabilities, including any other liabilities that are currently unknown to us but may come to our attention, may result in substantial costs or losses, thereby adversely affecting our operating results and financial condition. Any significant but individually immaterial liabilities in the aggregate, and/or any material liability that was unknown or not estimable by us at the time of the acquisitions, may have a material adverse effect on our financial condition and operating results.

Our results will suffer if we do not effectively manage our expanded operations resulting from the acquisitions.
The size and geographic scope of our business increased significantly as a result of the Diamond and Bluegreen acquisitions. Our future success depends, in part, upon our ability to manage this expanded business, including in non-US jurisdictions where we did not have operations prior to the acquisitions as well as challenges related to the management and monitoring of expanded operations and associated increased costs and complexity. We may also need to obtain approvals of developers or HOAs in various instances to increase maintenance fees or impose additional requirements in order to meet our brand and operating standards. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from these transactions. In addition, there will be increased compliance and regulatory risk as a result of the expanded size of our business.
We may be subject to complaints, litigation or reputational harm due to dissatisfaction with, or concerns related to, the acquisitions from former Diamond and Bluegreen owners and our pre-acquisition owners.
Former Diamond and Bluegreen owners and our pre-acquisition owners may be concerned about the actual or perceived impact of the acquisitions and the integration on their VOIs, including the potential reduction in quality of resorts and product offerings due to the increased size of the business and addition of new owners, the potential adverse effect on the availability of access to these resorts and other disruptions during the integration period, or the potential increase or change in HOA or other fees. Complaints or litigation brought by any of these owners could harm our reputation, discourage potential new owners and adversely impact our results of operations.
Interests in the Bluegreen Club and Diamond Collection are offered through a trust system, which is subject to a number of regulatory and other requirements.
The Bluegreen Club and the Diamond Collections located in the United States are alternatives to traditional deeded timeshare ownership, as they create a network of available resort accommodations at multiple locations. Title to the units available through the Bluegreen Club and US-based Diamond Collections is held in a trust or similar arrangement that is administered by an independent trustee. A purchaser of a timeshare interest does not receive a deeded interest in any specific resort or resort accommodation but acquires a membership in the timeshare plan which is denominated by an annual or biennial allotment of points. Owners of Bluegreen’s and Diamond’s timeshare interests are allowed to use their allocated points to reserve accommodations at the various component site(s)/participating resort(s), thereby giving the members greater flexibility to plan their vacations.
Administering such trust structure can be complicated and requires compliance with various timeshare laws. The Bluegreen Club and Diamond Collections are registered pursuant to, exempted from, or otherwise in compliance with, the applicable statutory requirements for the sale of timeshare plans in a growing number of jurisdictions. Such registrations and formal exemption determinations confirm the substantial compliance with the filing and disclosure requirements of the respective timeshare statutes by the developer of the applicable resorts. It does not constitute the endorsement of the creation, sale, promotion or operation of the resorts by any regulatory body nor relieve the developer or any affiliates of such developer of any duty or responsibility under other statutes or any other applicable laws. Registration under a respective timeshare act (or other applicable law) is not a guarantee or assurance of compliance with applicable law nor an assurance or guarantee of how any judicial body may interpret the Diamond Collections’ or Bluegreen Club’s compliance therewith. A determination that specific provisions or operations of the Diamond Collections or Bluegreen Club does not comply with relevant timeshare acts or applicable law may have a material adverse effect on the developer, the trustee and the related non-profit members association. If we are unable to successfully integrate and manage the trust system our results of operations or reputation may suffer.
We may not be able to fully realize the expected benefits of key partnerships we assumed as part of the Bluegreen Acquisition.
We may not successfully fully realize the expected benefits related to various key strategic and marketing partnerships and alliances of Bluegreen or may otherwise be constrained by existing strategic and marketing partnerships. In particular, Bluegreen historically generated a significant portion of its new sales prospects and leads through marketing arrangements with various third parties, including Bass Pro Shops and Choice. We inherited and extended the exclusive marketing agreement with Bass Pro for a period of ten years to provide us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means, which arrangement have contributed significantly to Bluegreen’s historical standalone annual VOI sales volume during recent years prior to our acquisition. We believe that the Bass Pro marketing arrangement will continue to be an important contributor to our overall VOI sales volume. Bluegreen also had an exclusive strategic relationship with Choice, which we assumed, that involves several areas of its business, including a sales and marketing alliance that enabled Bluegreen to leverage Choice’ brands, customer relationships and marketing channels to sell vacation packages. We have agreed with Choice to continue the Choice strategic relationship, subject to any limitations or requirements set forth in the Hilton license agreement, to grow our business.
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
The interests of one of our significant stockholders, Apollo, may conflict with ours or the interests of our other stockholders. Apollo may sell some, most or all of our shares that it owns, which would cause our stock price to decline.
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
In addition, as of December 31, 2025, Apollo owned 18,245,825 shares of our common stock. During the fourth quarter 2024, Apollo sold an aggregate of 4,000,000 shares of our common stock pursuant to Rule 144 of the Securities Act, and in the third quarter of 2025 sold 8,050,000 shares of our common stock in an underwritten public offering. Apollo may continue to sell, in one or more transactions, including Rule 144, underwritten offerings and other transactions, some, most, or all of our shares that it owns at any time in compliance with the terms of the stockholders agreement. Any such sale or sales may cause the market price of our common stock to decline significantly.
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
Under our 2023 Omnibus Incentive Plan, as of December 31, 2025, an aggregate of 296,283 shares have been issued, and an additional 2,612,083 shares were underlying outstanding awards, leaving 2,613,147 shares available for future issuances. Under the Employee Stock Purchase Plan, an aggregate of 1,277,996 shares were available for future issuance as of December 31, 2025. In addition, while we have not in the past, we may issue additional shares of our common stock to meet liquidation and access to capital needs from time to time. Any further issuances could result in the dilution of our current stockholders causing the market price of shares of our common stock to decline.
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
We could be required to assume responsibility for obligations allocated to Hilton or Park under the Distribution Agreement or Tax Matters Agreement or could have indemnification obligations under such agreements.
We entered into the Distribution Agreement with Hilton and Park prior to the distribution of our shares of common stock to Hilton stockholders. Under the Distribution Agreement and related ancillary agreements, each of us, Hilton and Park are generally responsible for the debts, liabilities and other obligations related to the business or businesses that they own and operate following the spin-off and for certain agreed percentages of possible shared liabilities. Although we do not expect to be liable for any obligations that were not allocated to us under the Distribution Agreement, a court could disregard the allocation agreed to among the parties, and require that we assume responsibility for obligations allocated to Hilton or Park (for example, tax and/or environmental liabilities), particularly if Hilton or Park were to refuse or were unable to pay or perform the allocated obligations.

Pursuant to the Distribution Agreement, we agreed to indemnify each of Hilton and Park from certain liabilities. Indemnities that we may be required to provide Hilton and/or Park may be significant and could negatively affect our business.
Under the Tax Matters Agreement, we have agreed to indemnify Hilton and Park against certain tax liabilities. The Tax Matters Agreement provides special rules for allocating tax liabilities in the event that the spin-off is not tax-free. In general, each party is responsible for any taxes imposed on Hilton that arise from the failure of the spin-off and certain related transactions to qualify as a tax-free transaction for U.S. federal income tax purposes under the Code, to the extent that the failure to qualify is attributable to actions taken by such party (or with respect to such party’s stock). To the extent that any taxes that may be imposed on the Hilton consolidated group for the taxable periods prior to the spin-offs relates to the timeshare business, we would in most cases be liable for the full amount attributable to the timeshare business. Indemnities that we may be required to provide Hilton and/or Park, or any liabilities for which we may be responsible proportionately or wholly, pursuant to these agreements may be significant and could negatively affect our business.
Indemnities of Hilton and Park may not be sufficient to insure us against the full amount of the liabilities assumed by Hilton and Park.
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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Risk Management and Strategy
We recognize the importance of maintaining an integrated cybersecurity risk management system and view our responsibility for cybersecurity management as an enterprise risk, where we have adopted proactive and defensive safeguards. We maintain layered processes that place responsibility for management and mitigation of cybersecurity risks at both the management and Board level, which is modeled after the National Institute of Standards and Technology’s cybersecurity framework, as more fully described below. Such processes have been integrated in HGV's overall risk management processes.
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
Board Level Governance
The Audit Committee has primary Board-level responsibility for oversight of our cybersecurity and data protection risks and serves as a liaison between management and the full Board. The Audit Committee receives regular reports from our CTO and CISO regarding the primary cybersecurity risks facing HGV, and the steps management is taking to mitigate such risks. The CISO and the CTO provide comprehensive briefings to the Audit Committee on a regular basis, generally at least once per quarter. These briefings include:
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
ITEM 2.    Properties
Timeshare Properties
As of December 31, 2025, we had over 200 properties open and operating, including properties not yet fully developed but in which VOIs were being sold. Most of our properties and units are located in vacation destinations such as Florida, Europe, Hawaii, South Carolina, California, Arizona, Nevada, and Virginia. These units and properties include those developed by us or by third-party developers with whom we have entered into fee-for-service arrangements. We also own, manage, and lease fitness, spa and sports facilities, and/or manage the HOAs of undeveloped and partially developed land and other common area assets at some of our resorts, including resort lobbies and food and beverage outlets.
Sales and Marketing Locations
As of December 31, 2025, we had sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. Our products are for sale throughout the United States, Europe, Canada, the Caribbean, Mexico, and Asia. We have over 100 sales distribution centers in various domestic and international locations. Our distribution centers and sales galleries are operated through leased and owned properties.
Additionally, we have 6 call centers that are leased. Our call centers are located in Orlando, Las Vegas and the United Kingdom.
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
Performance Graph
The following graph compares cumulative total stockholder return of our common stock with the S&P MidCap 400 (“MidCap 400”)* Index and the Dow Jones US Travel & Leisure Total Return Index GICS Level 2 (“DJUSCGT”) over a five-year period ended on December 31, 2025. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2020, and that all dividends and other distributions were reinvested. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.
* As of March 2023, our company has been included in the S&P MidCap 400.
Holders of Record
The number of stockholders of record of our common stock as of February 19, 2026 was 394.
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
Issuer Purchases of Equity Securities
On July 31, 2025, HGV announced its Board of Directors approved on July 29, 2025 a share repurchase program authorizing the Company to repurchase up to an aggregate of $600 million of its outstanding shares of common stock over a two-year period (the “2025 Repurchase Plan”). The 2025 Repurchase Plan replaced a prior Board-approved repurchase program.

During the three-month period ended December 31, 2025, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
October 1 – October 31, 2025	1,384,052	$43.35	1,384,052	$517,659,383
November 1 – November 30, 2025	1,220,406	40.01	1,220,406	468,827,314
December 1 – December 31, 2025	942,132	43.73	942,132	427,627,317
Total	3,546,590	$42.30	3,546,590
(1) Under the Company's publicly announced Repurchase Plans, it may repurchase shares in the open market, in privately negotiated transactions or such other manner as determined by HGV, including through repurchase plans complying with the rules and regulations of the SEC. The timing and actual number of shares repurchased under any share repurchase plan will depend on a variety of factors, including the stock price, available liquidity and market conditions. The shares are retired upon repurchase. The share repurchase plans do not obligate HGV to repurchase any dollar amount or number of shares of common stock, and they may be suspended or discontinued at any time.
From January 1, 2026 through February 19, 2026, we repurchased 1.9 million shares for $89 million. As of February 19, 2026, we had $339 million of remaining availability under the 2025 Repurchase Plan.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K.
The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2025 compared with the year ended December 31, 2024. Discussions of our financial condition and results of operations for the year ended December 31, 2024 compared to December 31, 2023 that have been omitted under this item can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 3, 2025.
Forward-Looking Statements
This disclosure includes forward-looking statements; and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”
Overview
Our Business
We are a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brand. During 2021, we completed the Diamond Acquisition, and on January 17, 2024, we completed the Bluegreen Acquisition.
Our operations primarily consist of: selling VOIs for us and third parties; financing and servicing loans provided to consumers for their VOI purchases; operating resorts and timeshare plans; and managing our exchange programs through which our members may receive HGV Max benefits. Together our timeshare plans and exchange programs are collectively referred to as “Clubs”.
As of December 31, 2025, we have over 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, South Carolina, California, Arizona, Nevada and Virginia. Our properties feature spacious, condominium-style accommodations with superior amenities and quality service. We have rebranded many of the Diamond properties, and we expect to continue this process for a majority of the remaining Diamond properties. During 2025, we began rebranding certain Bluegreen properties to Hilton Grand Vacation brands. We anticipate rebranding the majority of the Bluegreen properties to meet Hilton brand standards.
As of December 31, 2025, we had more than 720,000 members across our club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at Hilton Grand Vacations resorts, properties in the Hilton system of 25 industry-leading brands with over 9,000 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options.
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

For the year ended December 31, 2025, sales from fee-for-service and just-in-time inventory were 17% and 9% of contract sales, respectively. See “Key Business and Financial Metrics—Real Estate Sales Operating Metrics” for additional discussion of contract sales. The estimated contract sales value related to our inventory that is currently available for sale or will be made available for sale in the future at planned projects is $14.7 billion at current pricing. Capital-efficient arrangements, comprised of our fee-for-service and just-in-time inventory, represented 35% of that supply. We believe that the visibility into our long-term supply allows us to efficiently manage inventory to meet predicted sales, reduce capital investments, minimize our exposure to the cyclicality of the real estate market and mitigate the risks of entering into new markets.
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Europe, Canada, Mexico and Asia. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have over 100 sales distribution centers in various domestic and international locations. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers, and have an affinity with our brands.
Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the years ended December 31, 2025, 2024 and 2023, 74%, 72% and 70% of our contract sales were to our existing owners.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 67% for both of the years ended December 31, 2025, and 2024. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO scores for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted-average FICO score	734	741	737
Prepayment is permitted without penalty. When a member defaults, we ultimately return their VOI to inventory for resale and that member no longer participates in our Clubs. Historical default rates, which represent annual defaults as a percentage of each year’s beginning gross timeshare financing receivables balance, were as follows:

	Year Ended December 31,
	2025	2024	2023
Historical default rates(1)	9.86%	10.77%	8.56%
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
•Fee-for-service commissions, package sales and other fees represents sales commissions, brand fees and other fees earned on the sales of VOIs through fee-for-service agreements with third-party developers. All sales commissions and brand fees are based on the total sales price of the VOIs. Also included in Fee-for-service commissions, package sales and other fees are revenues from marketing and incentive programs, except for redemption of vacation packages and bonus points for stays at HGV properties, which are included in Rental and ancillary services.
During the first quarter of 2025, we renamed the line item "Sales, marketing, brand and other fees" as previously shown on the consolidated statements of income, and used elsewhere within our filing, to "Fee-for-service commissions, package sales and other fees" to better align with the underlying activity. This change did not result in any reclassification of revenues and had no impact on our consolidated results for any of the periods presented.
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
•Rental and ancillary services represents revenues from transient rentals of unoccupied vacation ownership units and revenues recognized from the utilization of bonus points and vacation packages when points and packages are redeemed for rental stays at one of our resorts. We also earn fees from the rental of inventory owned by third parties. Ancillary revenues include food and beverage, retail, spa offerings and other guest services provided to resort guests.
•Cost reimbursements include costs that HOAs and developers reimburse to us. These costs primarily consist of payroll and payroll-related costs for management of the HOAs and other services we provide where we are the employer and insurer. The corresponding expenses are presented as Cost reimbursements expense in our consolidated statements of income resulting in no effect on net income.
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
•Competition. We compete with other hotel and resort timeshare operators for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems and flexibility for VOI owners to exchange into time at other timeshare properties or other travel rewards. In addition, we compete based on brand name recognition and reputation. Our primary competitors in the timeshare space include Marriott Vacations Worldwide, Travel + Leisure Co., Disney Vacation Club, Holiday Inn Club Vacations, Westgate Resorts and the Berkley Group.
Principal Components of Expenses
•Cost of VOI sales represents the costs attributable to the sales of owned VOIs recognized.
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
•Depreciation and amortization are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings and leasehold improvements and furniture and equipment at our sales centers, corporate offices, and assets purchased for future conversion to inventory, as well as amortization of our trade names, management agreement contracts, club member relationship and marketing agreement intangibles and capitalized software.
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
•Cost reimbursements include costs that HOAs and developers reimburse to us. These costs primarily consist of payroll and payroll-related costs for management of the HOAs and other services we provide where we are the employer and insurer. The corresponding revenues are presented as Cost reimbursements revenue in our consolidated statements of income resulting in no effect on net income.
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
•Interest rates. Increases in interest rates would increase the consumer financing interest expense we pay on the Timeshare Facility and securitized debt and could adversely affect our financing operations in future securitization or other debt transactions, affecting net cash flow, margins and profits.

Key Business and Financial Metrics
Real Estate Sales Operating Metrics
We measure our performance using the following key operating metrics:
•Contract sales represent the total amount of VOI products (fee-for-service, just-in-time, developed, and points-based) under purchase agreements signed during the period where we have received a down payment of at least 10% of the contract price. Contract sales differ from revenues from the Sales of VOIs, net that we report in our consolidated statements of income due to the requirements for revenue recognition, as well as adjustments for incentives. While we do not record the purchase price of sales of VOI products developed by fee-for-service partners as revenue in our consolidated financial statements, rather recording the commission earned as revenue in accordance with U.S. GAAP, we believe contract sales to be an important operational metric, reflective of the overall volume and pace of sales in our business and believe it provides meaningful comparability of our results to the results of our competitors which may source their VOI products differently.
We believe that the presentation of contract sales on a combined basis (fee-for-service, just-in-time, developed and points-based) is most appropriate for the purpose of the operating metric, additional information regarding the split of contract sales, is included in “—Real Estate Sales Operating Metrics” below. See Note 2: Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 in this Annual Report on form 10-K, for additional information on Sales of VOIs, net.
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
Adjusted EBITDA, presented herein, is calculated as EBITDA, as previously defined, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) other gains and losses, including asset dispositions and foreign currency transactions; (ii) debt restructurings/retirements; (iii) non-cash impairment losses; (iv) share-based and other compensation expenses; and (v) other items, including but not limited to costs associated with acquisitions, restructuring, amortization of premiums and discounts resulting from purchase accounting, and other non-cash and one-time charges.
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
See below under “Reconciliation of Non-GAAP Measures to GAAP Measures” for reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders to net income attributable to stockholders and net income, our most comparable U.S. GAAP financial measures.
Non-GAAP Measures within Our Segments
Within each of our two reportable segments, we present additional profit and profit margin information for certain key activities—real estate, financing, resort and club management, and rental and ancillary services. These non-GAAP measures are used by our management team to evaluate the operating performance of each of our key activities, and to make day-to-day operating decisions. We believe these additional measures are also important in helping investors understand the performance and efficiency with which we are able to convert revenues for each of these primary activities into operating profit, both in dollars and as margins, and are frequently used by securities analysts, investors and other interested parties as one of common performance measures to compare results or estimate valuations across companies in our industry. Specifically—
•Sales revenue represents sales of VOIs, net, and Fee-for-service commissions and brand fees earned from the sale of fee-for-service VOIs. Fee-for-service commissions and brand fees represents Fee-for-service commissions, package sales and other fees, which corresponds to the applicable line item from our consolidated statements of income, adjusted by marketing revenue and other fees earned primarily from discounted marketing related packages which encompass a sales tour to prospective owners. Real estate expense represents Costs of VOI sales and Sales and marketing expense, net. Sales and marketing expense, net represents sales and marketing expense, which corresponds to the applicable line item from our consolidated statements of income, adjusted by marketing revenue and other fees earned primarily from discounted marketing related packages which encompass a sales tour to prospective owners. Both fee-for-service commissions and brand fees and sales and marketing expense, net, represent non-GAAP measures. We present these items net because it provides a meaningful measure of our underlying real estate profit related to our primary real estate activities which focus on the sales and costs associated with our VOIs.
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
Each of the foregoing four profit measures is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our calculation of such measures may not be comparable to similarly titled measures of other companies. Furthermore, these measures have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income or other methods of analyzing our results as reported under U.S. GAAP. Such limitations include the fact that these measures only include those revenues and expenses related to one of the four specified operating activities as opposed to on a consolidated basis, and other limitations that are similar to those discussed above under “EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Stockholders.” See below under “Reconciliation of Non-GAAP Measures to GAAP Measures” for reconciliation of these four profit measures to net income attributable to stockholders and net income, our most comparable U.S. GAAP financial measures.
Real Estate Sales Operating Metrics

	Year Ended December 31,			2025 vs 2024 (1)
($ in millions, except Tour flow and VPG)	2025	2024	2023	$	%
Contract sales	$3,314	$3,002	$2,310	$312	10.4
Adjustments:
Fee-for-service sales(2)	(547)	(540)	(644)	(7)	1.3
Provision for financing receivables losses	(422)	(363)	(171)	(59)	16.3
Reportability and other:
Net (deferrals) of sales of VOIs under construction(3)	(368)	(52)	(35)	(316)	NM
Fee-for-service sale upgrades, net	—	—	19	—	—
Other(4)	(165)	(138)	(63)	(27)	19.6
Sales of VOIs, net	$1,812	$1,909	$1,416	$(97)	(5.1)
Tour flow	856,676	835,181	608,367	21,495
VPG	$3,851	$3,572	$3,760	$279
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
Contract sales increased $312 million for the year ended December 31, 2025, compared to the same period in 2024 primarily due to increases in both VPG of 7.8% and tour flow of 2.6%.

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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Year Ended December 31,			2025 vs 2024
($ in millions)	2025	2024	2023	$
Sales of VOIs (deferrals)	$(368)	$(158)	$(39)	$(210)
Sales of VOIs recognitions	—	106	4	(106)
Net Sales of VOIs (deferrals) recognitions	(368)	(52)	(35)	(316)
Cost of VOI sales (deferrals)	(105)	(48)	(10)	(57)
Cost of VOI sales recognitions	—	30	1	(30)
Net Cost of VOI sales (deferrals) recognitions	(105)	(18)	(9)	(87)
Sales and marketing expense (deferrals)	(61)	(22)	(6)	(39)
Sales and marketing expense recognitions	—	15	1	(15)
Net Sales and marketing expense (deferrals) recognitions	(61)	(7)	(5)	(54)
Net construction (deferrals) recognitions	$(202)	$(27)	$(21)	$(175)

Results of Operations
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Segment Results
The following tables present our revenues by segment for the year ended December 31, 2025, compared to the years ended December 31, 2024, and 2023. We do not include equity in earnings from unconsolidated affiliates in our measures of segment revenues.

	Year Ended December 31,			2025 vs 2024
($ in millions)	2025	2024	2023	$	%
Revenues:
Real estate sales and financing	$2,989	$3,010	$2,357	$(21)	(0.7)
Resort operations and club management	1,625	1,528	1,291	97	6.3
Total segment revenues	4,614	4,538	3,648	76	1.7
Cost reimbursements	534	516	386	18	3.5
Intersegment eliminations(1)	(101)	(73)	(56)	(28)	38.4
Total revenues	$5,047	$4,981	$3,978	$66	1.3
(1)See Note 22: Business Segments in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for details on the intersegment eliminations.
Real Estate Sales and Financing Segment
Real Estate

	Year Ended December 31,			2025 vs 2024
($ in millions)	2025	2024	2023	$	%
Sales of VOIs, net	$1,812	$1,909	$1,416	$(97)	(5.1)
Fee-for-service commissions and brand fees	328	328	393	—	—
Sales revenue	2,140	2,237	1,809	(97)	(4.3)
Less:
Cost of VOI sales	152	239	194	(87)	(36.4)
Sales and marketing expense, net	1,535	1,459	1,040	76	5.2
Real Estate expense	1,687	1,698	1,234	(11)	(0.6)
Real Estate profit	$453	$539	$575	$(86)	(16.0)
Real Estate profit margin(1)	21.2%	24.1%	31.8%
(1)Excluding the marketing revenue and other fees adjustment, Real estate profit margin was 18.3%, 21.2% and 28.0% for the years ended December 31, 2025, 2024 and 2023.
Sales revenue decreased $97 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to net construction deferral activity of $368 million in 2025 compared to a net construction deferral activity of $52 million in 2024, and increases in the provision for receivable losses of $59 million and sales incentives of $51 million, partially offset by an increase in contract sales excluding fee-for-service of $305 million and a decrease in the sales rescission of $24 million.
Real estate expense decreased $11 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to net construction deferral activity of $166 million in 2025 compared to net construction deferral activity of $25 million in 2024, partially offset increases in selling expenses of $85 million and costs of contract sales excluding fee-for-service of $27 million.

Financing

	Year Ended December 31,			2025 vs 2024
($ in millions)	2025	2024	2023	$	%
Interest income	$500	$468	$287	$32	6.8
Other financing revenue	40	39	34	1	2.6
Premium amortization of acquired timeshare financing receivables	(27)	(43)	(14)	16	(37.2)
Financing revenue	513	464	307	49	10.6
Consumer financing interest expense	117	99	50	18	18.2
Other financing expense	92	82	51	10	12.2
Amortization of acquired non-recourse debt discounts and premiums, net	6	7	(2)	(1)	(14.3)
Financing expense	215	188	99	27	14.4
Financing profit	$298	$276	$208	$22	8.0
Financing profit margin	58.1%	59.5%	67.8%
Financing revenue increased by $49 million for the year ended December 31, 2025, compared to the same period in 2024 primarily due to an increase in the average outstanding balance of the timeshare financing receivables portfolio and a decrease in the premium amortization of acquired timeshare financing receivables of $16 million.
Financing expense increased by $27 million for the year ended December 31, 2025, compared to the same period in 2024 primarily due to increases in consumer financing interest expense of $18 million and provision for financing receivable losses of the acquired portfolios of $6 million. The increase in consumer financing interest expense was due to an increase in the average non-recourse debt balance.

Resort Operations and Club Management Segment
Resort and Club Management

	Year Ended December 31,			2025 vs 2024
($ in millions)	2025	2024	2023	$	%
Club management revenue	$321	$303	$240	$18	5.9
Resort management revenue	457	419	329	38	9.1
Resort and club management revenues	778	722	569	56	7.8
Club management expense	87	83	60	4	4.8
Resort management expense	140	128	117	12	9.4
Resort and club management expenses	227	211	177	16	7.6
Resort and club management profit	$551	$511	$392	$40	7.8
Resort and club management profit margin	70.8%	70.8%	68.9%
Resort and club management revenues increased $56 million for the year ended December 31, 2025, compared to the same period in 2024 primarily due to increases in management fee revenue of $19 million, club annual dues revenue of $10 million and license fee revenue of $10 million.
Resort and club management expenses increased $16 million for the year ended December 31, 2025, compared to the same period in 2024 primarily due to property management expenses.
Rental and Ancillary Services

	Year Ended December 31,			2025 vs 2024 (1)
($ in millions)	2025	2024	2023	$	%
Rental revenues	$692	$682	$623	$10	1.5
Ancillary services revenues	54	51	43	3	5.9
Rental and ancillary services revenues	746	733	666	13	1.8
Rental expenses	738	681	573	57	8.4
Ancillary services expense	47	43	39	4	9.3
Rental and ancillary services expenses	785	724	612	61	8.4
Rental and ancillary services profit	$(39)	$9	$54	$(48)	NM
Rental and ancillary services profit margin	(5.2)%	1.2%	8.1%
(1) NM - fluctuation in terms of percentage change is not meaningful.
Rental and ancillary services revenue increased $13 million for the year ended December 31, 2025, compared to the same period in 2024 primarily driven by higher transient revenue as a result of increased occupied room nights.
Rental and ancillary services expenses increased $61 million for the year ended December 31, 2025, compared to the same period in 2024 primarily due to increases in maintenance fees on unsold inventory and other rental expenses.
Other Operating Expenses

	Year Ended December 31,			2025 vs 2024
($ in millions)	2025	2024	2023	$	%
General and administrative	$215	$199	$194	$16	8.0
Depreciation and amortization	273	268	213	5	1.9
License fee expense	214	171	138	43	25.1
Impairment expense	3	2	3	1	50.0
General and administrative expenses increased by $16 million for the year ended December 31, 2025, compared to the same period in 2024 primarily due to employee-related costs.
License fee expense increased by $43 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to licensing fees paid to Hilton.

Acquisition and Integration-Related Expense

	Year Ended December 31,			2025 vs 2024
($ in millions)	2025	2024	2023	$	%
Acquisition and integration-related expense	$98	$237	$68	$(139)	(58.6)
Acquisition and integration-related costs include direct expenses related to our recent acquisitions including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For the year ended December 31, 2025, acquisition and integration-related costs decreased by $139 million compared to the same period in 2024. The decrease was primarily due to acquiring Bluegreen in 2024.
Non-Operating Expenses

	Year Ended December 31,			2025 vs 2024 (1)
($ in millions)	2025	2024	2023	$	%
Interest expense	$311	$329	$178	$(18)	(5.5)
Equity in earnings from unconsolidated affiliates	(19)	(18)	(12)	(1)	5.6
Other (gain) loss, net	(7)	11	(2)	(18)	NM
Income tax expense	76	76	136	—	—
(1)NM - Fluctuation in terms of percentage change is not meaningful.

The changes in non-operating expenses for the year ended December 31, 2025 compared to the same period in 2024, were primarily due to interest expense and other (gain) loss, net. The decrease in interest expense was primarily due to a decrease in the overall debt balance and a decrease in the weighted average interest rate. The change in other (gain) loss, net is primarily due to revaluation of our foreign currency transactions.

Net income attributable to noncontrolling interest

	Year Ended December 31,			2025 vs 2024
($ in millions)	2025	2024	2023	$	%
Net income attributable to noncontrolling interest	$18	$13	$—	$5	38.5
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

	Year Ended December 31,			2025 vs 2024(1)
($ in millions)	2025	2024	2023	$	%
Net income attributable to stockholders	$81	$47	$313	$34	72.3
Net income attributable to noncontrolling interest	18	13	—	5	38.5
Net income	99	60	313	39	65.0
Interest expense	311	329	178	(18)	(5.5)
Income tax expense	76	76	136	—	—
Depreciation and amortization	273	268	213	5	1.9
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	2	2	(1)	(50.0)
EBITDA	760	735	842	25	3.4
Other (gain) loss, net	(7)	11	(2)	(18)	NM
Share-based compensation expense	64	47	40	17	36.2
Impairment expense	3	2	3	1	50.0
Acquisition and integration-related expense	98	237	68	(139)	(58.6)
Other adjustment items(2)	51	62	54	(11)	(17.7)
Adjusted EBITDA	969	1,094	1,005	(125)	(11.4)
Adjusted EBITDA attributable to noncontrolling interest	19	16	—	3	18.8
Adjusted EBITDA attributable to stockholders	$950	$1,078	$1,005	$(128)	—
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

	Year Ended December 31,			2025 vs 2024(1)
($ in millions)	2025	2024	2023	$	%
Net income attributable to stockholders	$81	$47	$313	$34	72.3
Net income attributable to noncontrolling interest	18	13	—	5	38.5
Net income	99	60	313	39	65.0
Interest expense	311	329	178	(18)	(5.5)
Income tax expense	76	76	136	—	—
Depreciation and amortization	273	268	213	5	1.9
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	1	2	2	(1)	(50.0)
EBITDA	760	735	842	25	3.4
Other (gain) loss, net	(7)	11	(2)	(18)	NM
Equity in earnings from unconsolidated affiliates(2)	(20)	(20)	(14)	—	—
Impairment expense	3	2	3	1	50.0
License fee expense	214	171	138	43	25.1
Acquisition and integration-related expense	98	237	68	(139)	(58.6)
General and administrative	215	199	194	16	8.0
Profit	$1,263	$1,335	$1,229	$(72)	(5.4)

Real estate profit	453	539	575	(86)	(16.0)
Financing profit	298	276	208	22	8.0
Resort and club management profit	551	511	392	40	7.8
Rental and ancillary services profit	(39)	9	54	(48)	(533.3)
Profit	$1,263	$1,335	$1,229	$(72)	(5.4)
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Excludes impact of interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates of $1 million for the year ended December 31, 2025, and $2 million for each of the years ended December 31, 2024 and 2023.

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

	Year Ended December 31,			2025 vs 2024
($ in millions)	2025	2024	2023	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$707	$802	$754	$(95)	(11.8)
Resort operations and club management(1)	620	604	504	16	2.6
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	20	20	14	—	—
License fee expense	(214)	(171)	(138)	(43)	25.1
General and administrative(2)	(164)	(161)	(129)	(3)	1.9
Adjusted EBITDA	969	1,094	1,005	(125)	(11.4)
Adjusted EBITDA attributable to noncontrolling interest	19	16	—	3	18.8
Adjusted EBITDA attributable to stockholders	$950	$1,078	$1,005	$(128)	—
(1)Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(2)Adjusts for segment related share-based compensation, depreciation and other adjustment items.
The following table reconciles our Fee-for-service commissions, package sales and other fees, our most comparable U.S. GAAP financial measure, to Fee-for-service commissions and brand fees, and Sales and marketing expense, our most comparable U.S. GAAP financial measure, to Sales and marketing expense, net. Fee-for-service commissions and brand fees and Sales and marketing, net, are used in calculating our real estate profit and real estate profit margin. See “Real Estate Sales and Financing Segment—Real Estate” above.

	Year Ended December 31,			2025 vs 2024
($ in millions)	2025	2024	2023	$	%
Fee-for-service commissions, package sales and other fees	$664	$637	$634	$27	4.2
Less: Package sales and other fees(1)	(336)	(309)	(241)	(27)	8.7
Fee-for-service commissions and brand fees	$328	$328	$393	$—	—

Sales and marketing expense	$1,871	$1,768	$1,281	$103	5.8
Less: Package sales and other fees(1)	(336)	(309)	(241)	(27)	8.7
Sales and marketing expense, net	$1,535	$1,459	$1,040	$76	5.2
(1) Includes revenue recognized through our marketing programs for existing owners and prospective first-time buyers and revenue associated with sales incentives, title service and document compliance.
Liquidity and Capital Resources
Overview
Our cash management objectives are to maintain the availability of liquidity, minimize operational costs, remit debt payments and fund future acquisitions and development projects. Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including payroll and related benefits, legal costs, operating costs associated with the operation of our resorts and sales centers, interest and scheduled principal payments on our outstanding indebtedness, inventory-related purchase commitments, capital expenditures for renovations and maintenance at our offices and sales centers, and share repurchases. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, inventory-related purchase commitments and costs associated with potential acquisitions and development projects, including rebranding, and share repurchases. Our primary source of funding to satisfy these requirements is derived from sales and financing of vacation ownership intervals, management of our resorts and Clubs, and rentals of available inventory. See Item 1. Business for more information on our reportable segments and sources of revenue.
We finance our short- and long-term liquidity needs primarily through cash and cash equivalents, cash generated from our operations, draws on our revolver credit facility, our non-recourse revolving timeshare credit facility (“Timeshare Facility”), and through periodic securitizations of our timeshare financing receivables.
The following highlights certain matters that impacted our liquidity for the year ended December 31, 2025:
•As of December 31, 2025, we had total cash and cash equivalents of $239 million and restricted cash of $332 million. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
•During the year ended December 31, 2025, we repurchased 15 million shares for $600 million, excluding the excise tax, under our share repurchase programs. See Note 20: Earnings Per Share for additional information.
•In June 2025, we completed a securitization of $300 million of gross timeshare financing receivables. The proceeds were used to pay down in part some of our existing debt and for other general corporate purposes. See Note 15: Debt and Non-Recourse Debt for additional information.
•In July 2025, we completed a securitization of ¥9.5 billion, or $65 million, of gross timeshare financing receivables domiciled in Japan. The proceeds were primarily used for general corporate purposes. See Note 15: Debt and Non-Recourse Debt for additional information.
•In August 2025, we completed a securitization of $400 million of gross timeshare financing receivables. The proceeds were used to pay down in part some of our existing debt and for other general corporate purposes. See Note 15: Debt and Non-Recourse Debt for additional information.
•In December 2025, we completed a securitization of $400 million of gross timeshare financing receivables. The proceeds were used to pay down debt and for other general corporate purposes. See Note 15: Debt and Non-Recourse Debt for additional information.
•As of December 31, 2025, we have $809 million remaining borrowing capacity under the revolver credit facility.
•As of December 31, 2025, we have an aggregate of $235 million remaining borrowing capacity under our Timeshare Facility. As of December 31, 2025, we had $943 million of notes that were current on payments but not securitized. Of that figure, $374 million could be monetized through either warehouse borrowing or securitization while another $388 million of mortgage notes we anticipate being eligible following certain customary milestones such as first payment, deeding and recording.
We believe that these actions, together with drawing on available borrowings under our revolver credit facility and preserving our capacity under our Timeshare Facility as described above, will provide adequate capital to meet our short- and long-term liquidity requirements for operating expenses and other expenditures, including payroll and related benefits, legal costs, additional costs related to complying with various regulatory requirements and to finance our long-term growth plan and capital expenditures for the foreseeable future.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2025, our inventory-related purchase commitments totaled $226 million over a period of 10 years.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,			2025 vs 2024
($ in millions)	2025	2024	2023	$
Net cash provided by (used in):
Operating activities	$300	$309	$312	$(9)
Investing activities	(146)	(1,571)	(158)	1,425
Financing activities	(338)	1,156	183	(1,494)

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
The change in net cash flows provided by operating activities for the year ended December 31, 2025, compared to the same period in 2024 was primarily due to a $92 million increase in cash used for working capital, a $27 million increase in deferred tax benefit and a $18 million change in other gains and losses, partially offset by a $65 million increase in provision for financing receivable losses, a $39 million increase in net income and a $17 million increase in share-based compensation expense.
The following table exhibits our VOI inventory spending for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
($ in millions)	2025	2024	2023
VOI spending - owned properties(1)	$273	$318	$243
VOI spending - fee-for-service upgrades(2)	—	—	16
Purchases and development of real estate for future conversion to inventory	96	127	39
Total VOI inventory spending	$369	$445	$298
(1) Relates to costs on properties that are classified as Inventory on our consolidated balance sheets.
(2) Includes costs related to granting credit to customers for their existing ownership when upgrading into fee-for-service projects.
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
Net cash used in investing activities was $146 million for the year ended December 31, 2025, compared to $1,571 million for the same period in 2024. The decrease was primarily due to the Bluegreen Acquisition in 2024.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 was $338 million, compared to net cash provided of $1,156 million for the same period in 2024. The change was primarily due to net proceeds from debt and non-recourse debt of $1,664 million in 2024 compared to net proceeds of $286 million in 2025, a $168 million increase in share repurchases, partially offset by a $35 million decrease in debt issuance costs and a $12 million decrease in payments of withholding taxes on vesting of restricted stock units.
Share Repurchase Plans
On July 29, 2025, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an aggregate of $600 million of our outstanding shares of common stock over a two-year period (the “2025 Repurchase Plan”), which is in addition to the amount that remained at the time under the current 2024 repurchase plan that our Board of Directors had approved in August 2024. As of December 31, 2025, we had $428 million of remaining availability under the 2025 Repurchase Plan.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, marketing and license fee agreements and obligations associated with our debt, non-recourse debt and the related interest. As of December 31, 2025, we were committed to $9.4 billion in contractual obligations over 14 years, $1.0 billion of which will be fulfilled in 2026. This amount includes $1.5 billion of interest on our debt and non-recourse debt, of which $362 million will be incurred in 2026. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 15: Debt and Non-recourse Debt, Note 17: Leases and Note 23: Commitments and Contingencies, in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $439 million as of December 31, 2025, which primarily consist of escrow and subsidy related bonds.
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
Allowance for Financing Receivables Losses
The allowance for financing receivables losses is related to the receivables generated by our financing of VOI sales, which are secured by the underlying timeshare properties. We determine our financing receivables to be past due based on the contractual terms of the individual mortgage loans. We use a technique referred to as static pool analysis as the basis for determining our general reserve requirements on our financing receivables. The adequacy of the related allowance is determined by management through analysis of the specific risk characteristics of the portfolio, including historic and assumed default rates. Although the allowance requires judgment, the static pool model is not highly uncertain as it relies upon historical metrics.

Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 0.5% increase to our projected default rates used in the allowance calculation would increase our allowance for financing receivables losses by $26 million. See Note 2: Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

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
The following table sets forth the contractual maturities, weighted-average interest rates and the total fair values as of December 31, 2025, for our financial instruments that are materially affected by interest rate risk:

		Maturities by Period
($ in millions)	Weighted Average Interest Rate(1)	2026	2027	2028	2029	2030	There- after	Total(2)	Fair Value
Assets:
Fixed-rate securitized timeshare financing receivables	14.588%	$208	$221	$227	$230	$237	$984	$2,107	$1,846
Fixed-rate unsecuritized timeshare financing receivables	14.723%	162	168	183	202	218	1,274	2,207	1,573
Liabilities:(3)
Fixed-rate debt	5.379%	538	426	335	1,110	207	1,824	4,440	4,429
Variable-rate debt	5.531%	23	638	1,250	15	145	843	2,914	2,924
(1)Weighted-average interest rate as of December 31, 2025.
(2)Amount excludes unamortized deferred financing costs.
(3)Includes debt and non-recourse debt.
Foreign Currency Exchange Rate Risk
Though the majority of our operations are conducted in United States dollar (“U.S. dollar”), we are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from our timeshare financing receivables denominated in Japanese yen and Canadian dollars, the value of which could change materially in reference to our reporting currency, the U.S. dollar. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that an adverse change in exchange rates of 10% would be considered immaterial as of December 31, 2025.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. The report is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Hilton Grand Vacations Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hilton Grand Vacations Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

Cost of VOI Sales
Description of the Matter
For the year ended December 31, 2025, the Company’s cost of vacation ownership intervals and interests (“VOI”) sales was $152 million. As discussed in Note 2 to the consolidated financial statements, the Company accounts for cost of VOI sales using the relative sales value method. Changes in estimates within the relative sales value calculations are recognized on a retrospective basis through corresponding adjustments to inventory and cost of sales in the period in which the estimates are revised.
Auditing management’s application of the relative sales value method was complex and highly judgmental due to the estimation uncertainty in determining the significant assumptions required to apply the method, including future VOI sales prices, timing and volume of VOI sales, and provisions for financing receivables losses on financed sales of VOIs.

Cost of VOI Sales (Continued)
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the cost of VOI sales process. For example, we tested controls over management’s review of the cost of VOI sales calculations used as part of the relative sales value method, including the significant assumptions described above.
To test cost of VOI sales, we performed audit procedures that included, among others, assessing the methodologies used by management, evaluating the significant assumptions discussed above and testing the underlying data used by the Company within its analyses. We performed analytical procedures to evaluate whether individual timeshare project or individual collection cost of VOI sales rates are consistent with expectations. We also compared the significant assumptions used by management to historical trends to determine whether the projections of future VOI sales prices and the timing and volume of VOI sales are appropriate. Furthermore, we compared the estimated provisions for financing receivables to projections separately audited for the allowance for financing receivables losses.

Allowance for Financing Receivables Losses
Description of the Matter
At December 31, 2025, the Company’s allowance for financing receivables losses was $1,078 million for originated financing receivables and $155 million for acquired financing receivables. As discussed in Note 2 to the consolidated financial statements, for the originated portfolio, the Company records an estimate of variable consideration as a reduction of revenue from financed VOI sales at the time revenue is recognized. Variable consideration, which has not been included within the transaction price, is presented as a reserve on the financing receivable. For the acquired portfolio, an allowance is established on the acquisition date, and any changes to the estimates of the allowance are recorded within Financing expense on the consolidated statements of income in the period in which the change occurs. The Company uses a technique referred to as the static pool analysis as the basis for determining the default rates and the allowance for financing receivables losses. The static pool analysis uses default rate information accumulated from several years of historical loan data to estimate future expected defaults on the outstanding financing receivables. The adequacy of the related allowance is determined by management through analysis the specific risk characteristics of the portfolio including historic and assumed default rates. Although the allowance includes several factors which require judgment, the static pool model is not highly uncertain as it relies upon historic metrics.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the allowance for the financing receivables losses process. For example, we tested controls over management’s review of the allowance for financing receivables losses calculations, including the completeness and accuracy of the underlying data in the static pool model, and management’s review that the historical data is representative of the specific risk characteristics of the portfolio including historic and assumed default rates.
Our substantive audit procedures included assessing the appropriateness of management’s methodology and testing the completeness and accuracy of the underlying data used in the static pool analyses. We evaluated management’s assessment of whether historical data used in the analyses was representative of the specific risk characteristics of the portfolio.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2016.
Orlando, Florida
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Hilton Grand Vacations Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Hilton Grand Vacation Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hilton Grand Vacations Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Orlando, Florida
February 26, 2026

HILTON GRAND VACATIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$239	$328
Restricted cash	332	438
Accounts receivable, net	270	315
Timeshare financing receivables, net	3,115	3,006
Inventory	2,522	2,244
Property and equipment, net	859	792
Operating lease right-of-use assets, net	72	84
Investments in unconsolidated affiliates	63	73
Goodwill	1,985	1,985
Intangible assets, net	1,670	1,787
Other assets	410	390
TOTAL ASSETS (variable interest entities - $2,601 in 2025 and $2,192 in 2024)	$11,537	$11,442

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$1,018	$1,125
Advanced deposits	228	226
Debt, net	4,545	4,601
Non-recourse debt, net	2,716	2,318
Operating lease liabilities	89	100
Deferred revenues	637	252
Deferred income tax liabilities	864	925
Total liabilities (variable interest entities - $2,824 in 2025 and $2,318 in 2024)	10,097	9,547
Commitments and contingencies - see Note 23
Equity:
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 83,133,678 shares issued and outstanding as of December 31, 2025, and 96,720,179 shares issued and outstanding as of December 31, 2024	1	1
Additional paid-in capital	1,276	1,399
Accumulated retained earnings	34	352
Accumulated other comprehensive loss	(22)	—
Total stockholders' equity	1,289	1,752
Noncontrolling interest	151	143
Total equity	1,440	1,895
TOTAL LIABILITIES AND EQUITY	$11,537	$11,442
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues
Sales of VOIs, net	$1,812	$1,909	$1,416
Fee-for-service commissions, package sales and other fees	664	637	634
Financing	513	464	307
Resort and club management	778	722	569
Rental and ancillary services	746	733	666
Cost reimbursements	534	516	386
Total revenues	5,047	4,981	3,978
Expenses
Cost of VOI sales	152	239	194
Sales and marketing	1,871	1,768	1,281
Financing	215	188	99
Resort and club management	227	211	177
Rental and ancillary services	785	724	612
General and administrative	215	199	194
Acquisition and integration-related expense	98	237	68
Depreciation and amortization	273	268	213
License fee expense	214	171	138
Impairment expense	3	2	3
Cost reimbursements	534	516	386
Total operating expenses	4,587	4,523	3,365
Interest expense	(311)	(329)	(178)
Equity in earnings from unconsolidated affiliates	19	18	12
Other gain (loss), net	7	(11)	2
Income before income taxes	175	136	449
Income tax expense	(76)	(76)	(136)
Net income	99	60	313
Net income attributable to noncontrolling interest	18	13	—
Net income attributable to stockholders	$81	$47	$313
Earnings per share attributable to stockholders:
Basic	$0.90	$0.46	$2.84
Diluted	$0.89	$0.45	$2.80
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$99	$60	$313

Derivative instrument adjustments, net of tax	(14)	(4)	(16)
Foreign currency translation adjustments, net of tax	(8)	(13)	(6)
Other comprehensive loss, net of tax	(22)	(17)	(22)
Comprehensive income	77	43	291
Comprehensive income attributable to noncontrolling interest	18	13	—
Comprehensive income attributable to stockholders	$59	$30	$291
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income	$99	$60	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273	268	213
Amortization of deferred financing costs, acquisition premiums and other	73	83	33
Provision for loan losses	442	377	171
Impairment expense	3	2	3
Other (gain) loss, net	(7)	11	(2)
Share-based compensation	64	47	40
Deferred income tax benefit	(56)	(29)	(23)
Equity in earnings from unconsolidated affiliates	(19)	(18)	(12)
Return on investment in unconsolidated affiliates	28	16	16
Net changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	57	224	10
Timeshare financing receivables	(669)	(563)	(315)
Inventory	(120)	(78)	(64)
Purchases and development of real estate for future conversion to inventory	(96)	(127)	(39)
Other assets	(54)	(8)	(8)
Accounts payable, accrued expenses and other	(105)	21	(86)
Advanced deposits	2	6	29
Deferred revenues	385	17	33
Net cash provided by operating activities	300	309	312
Investing Activities
Acquisitions, net of cash, cash equivalents and restricted cash acquired	—	(1,444)	(74)
Capital expenditures for property and equipment (excluding inventory)	(70)	(42)	(31)
Software capitalization costs	(76)	(84)	(44)
Other	—	(1)	(9)
Net cash used in investing activities	(146)	(1,571)	(158)
Financing Activities
Proceeds from debt	2,789	2,758	758
Proceeds from non-recourse debt	3,738	1,849	868
Repayment of debt	(2,907)	(1,353)	(373)
Repayment of non-recourse debt	(3,334)	(1,590)	(694)
Payment of debt issuance costs	(27)	(62)	(7)
Repurchase and retirement of common stock	(600)	(432)	(368)
Payment of withholding taxes on vesting of restricted stock units	(9)	(21)	(14)
Proceeds from employee stock plan purchases	15	12	8
Proceeds from stock option exercises	13	7	9
Distributions to noncontrolling interest holder	(10)	(10)	—
Other	(6)	(2)	(4)
Net cash (used in) provided by financing activities	(338)	1,156	183
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(11)	(13)	(7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(195)	(119)	330
Cash, cash equivalents and restricted cash, beginning of year	766	885	555
Cash, cash equivalents and restricted cash, end of year	571	766	885
Less: Restricted cash	332	438	296
Cash and cash equivalents	$239	$328	$589
See notes to consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2022	113	$1	$1,582	$529	$39	$—	$2,151
Net income	—	—	—	313	—	—	313
Activity related to share-based compensation	1	—	35	—	—	—	35
Employee stock plan issuance	—	—	8	—	—	—	8
Foreign currency translation adjustments, net of tax	—	—	—	—	(6)	—	(6)
Derivative instrument adjustments, net of tax	—	—	—	—	(16)	—	(16)
Repurchase and retirement of common stock	(8)	—	(121)	(249)	—	—	(370)
Balance as of December 31, 2023	106	$1	$1,504	$593	$17	$—	$2,115
Net income	—	—	—	47	—	13	60
Acquisition of noncontrolling interest	—	—	—	—	—	140	140
Distributions to noncontrolling interest holder	—	—	—	—	—	(10)	(10)
Activity related to share-based compensation	1	—	32	—	—	—	32
Employee stock plan issuance	—	—	12	—	—	—	12
Foreign currency translation adjustments, net of tax	—	—	—	—	(13)	—	(13)
Derivative instrument adjustments, net of tax	—	—	—	—	(4)	—	(4)
Repurchase and retirement of common stock	(10)	—	(149)	(288)	—	—	(437)
Balance as of December 31, 2024	97	$1	$1,399	$352	$—	$143	$1,895
Net income	—	—	—	81	—	18	99
Distributions to noncontrolling interest holder	—	—	—	—	—	(10)	(10)
Activity related to share-based compensation	1	—	68	—	—	—	68
Employee stock plan issuance	—	—	15	—	—	—	15
Foreign currency translation adjustments, net of tax	—	—	—	—	(8)	—	(8)
Derivative instrument adjustments, net of tax	—	—	—	—	(14)	—	(14)
Repurchase and retirement of common stock	(15)	—	(206)	(399)	—	—	(605)
Balance as of December 31, 2025	83	$1	$1,276	$34	$(22)	$151	$1,440
See notes to consolidated financial statements.

.HILTON GRAND VACATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
Our Business
We are a global timeshare company engaged in developing, marketing, selling, managing and operating timeshare resorts, timeshare plans and ancillary reservation services, primarily under the Hilton Grand Vacations brands. On January 17, 2024 (“Bluegreen Acquisition Date”), we completed the acquisition of Bluegreen Vacations Holding Corporation (“Bluegreen”) (the “Bluegreen Acquisition”). Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for us and third parties; financing and servicing loans provided to consumers for their timeshare purchases; operating resorts and timeshare plans; and managing our exchange programs through which members may receive HGV Max benefits. Together our timeshare plans and exchange programs are collectively referred to as “Clubs”.
As of December 31, 2025, we had over 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, South Carolina, California, Arizona, Nevada, and Virginia.
Basis of Presentation
The consolidated financial statements presented herein include all of our assets, liabilities, revenues, expenses and cash flows as well as all entities in which we have a controlling financial interest. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other interests. If the entity is considered to be a variable interest entity (“VIE”), we determine whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50% of the voting shares of a company or otherwise have a controlling financial interest, including Bluegreen/Big Cedar Vacations LLC (“Big Cedar”), a joint venture in which we are deemed to hold a controlling financial interest based on its 51% equity interest, its active role as the day-to-day manager of its activities, and majority voting control of its management committee. We acquired our equity interest in Big Cedar as part of the Bluegreen Acquisition. All material intercompany transactions and balances have been eliminated in consolidation. Our accompanying consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation.
During the first quarter of 2025, we renamed the line item “Sales, marketing, brand and other fees” as previously shown on the consolidated statements of income, and used elsewhere within our filing, to “Fee-for-service commissions, package sales and other fees” to better align with the underlying activity. This change did not result in any reclassification of revenues and had no impact on our consolidated results for any of the periods presented.
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
•Sales of VOIs, net — Customers who purchase our vacation ownership products, whether paid in cash or financed, enter into multiple contracts, which we combine and account for as a single contract. Revenue from VOI sales is recognized at the point in time when control of the VOI is transferred to the customer which is when the customer has executed a binding sales contract, collectability is reasonably assured and the applicable statutory rescission period has expired. Revenue from sales of VOIs under construction is deferred until the point in time when construction activities are deemed to be completed, occupancy of the development is permissible, and the above criteria has been met. For financed sales, we estimate the variable consideration to be received under such contracts and recognize revenue net of amounts deemed uncollectible, as the VOI is returned to inventory upon customer default. The variable consideration is estimated based on the expected value method, which is based on historical default rates, to the extent that it is probable that a significant reversal is not expected to occur. Variable consideration which has not been included within the transaction price is presented as a reserve on the financing receivable. See Note 7: Timeshare Financing Receivables for additional information regarding our estimate of variable consideration.
Vacation ownership product sales include revenue from the sale of VOIs, which in the case of the trust products, are represented by an annual or biennial allotment of points that can be utilized for vacations at resorts in our network for varying lengths of stay. Typical contracts include the sale of VOIs, certain sales incentives primarily in the form of additional points for use over a specified period of time (“Bonus Points”), and generally membership of the Clubs, each of which represent a separate and distinct performance obligation for which consideration is allocated based on the estimated stand-alone selling price of the sales incentives and membership dues. We recognize revenue related to our VOIs when collectability is reasonably assured and control passes to the customer, which occurs after the expiration of the applicable statutory rescission period.
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
•Fee-for-service commissions, package sales and other fees — We enter into contracts with third-party developers to sell VOIs on their behalf through fee-for-service agreements for which we earn sales commissions and other fees. These commissions are variable as they are based on the sales and marketing results, which are subject to the constraint on variable consideration and resolved on a monthly basis over the contract term. We estimate such commissions to the extent that it is probable that a significant reversal of such revenue will not occur and recognize the commissions as the developer receives and consumes the benefits of the services. Any changes in these estimates would affect revenue and earnings in the period such variances are realized.
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
We capitalize all incremental costs incurred to obtain a contract when such costs would not have been incurred if the contract had not been obtained. We elect to expense costs incurred to obtain a contract when the deferral period would be one year or less. These contract costs are recognized at the point in time that the revenue related to the incremental cost is recognized. Commissions for VOI sales for resorts under construction are expensed when the associated VOI revenue is recognized which is upon completion of the resort. These commissions are classified as Sales and marketing expense in our consolidated statements of income.
We expense indirect sales and marketing costs we incur to sell VOIs and vacation packages when incurred. Deferred selling expenses, which are direct selling costs related to a contract for which revenue has not yet been recognized, were $85 million and $24 million as of December 31, 2025 and 2024 and were included in Other assets on our consolidated balance sheets. For the year ended December 31, 2025, we recognized $5 million of expense related to costs deferred as of December 31, 2024. For the year ended December 31, 2024, we recognized $11 million of expense related to costs deferred as of December 31, 2023. For the year ended December 31, 2023, we recognized $7 million of expense related to costs deferred as of December 31, 2022.
Other than the United States, there were no countries that individually represented more than 10% of total revenues for the years ended December 31, 2025, 2024 and 2023.
For the years ended December 31, 2025, 2024 and 2023, we did not earn more than 10% of our total revenue from one customer.
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
See Note 4: Revenue from Contracts with Customers for additional information.
Business Combinations
We account for our business combinations in accordance with the acquisition method of accounting. We allocate the purchase price of an acquisition to the tangible and intangible assets acquired, liabilities assumed and noncontrolling interest based on their estimated fair values at the acquisition date. For each acquisition, we recognize goodwill as the amount in which consideration transferred for the acquired entity exceeds the fair values of net assets plus noncontrolling interest. The fair value of net assets is the fair value assigned to the assets acquired reduced by the fair value assigned to liabilities assumed. In determining the fair values of assets acquired, liabilities assumed and noncontrolling interest, we use various recognized valuation methods including discounted cash flow models, and the income, cost and market approaches. We utilize independent valuation specialists under our supervision for certain of our assignments of fair value. We record the net assets, noncontrolling interest and results of operations of an acquired entity in our consolidated financial statements from the acquisition date through period-end. We expense acquisition-related expenses as incurred and include such expenses within Acquisition and integration-related expense on our consolidated statements of income. See Note 3: Bluegreen Acquisition for additional information.
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
We acquired PCD assets as part of the Diamond Acquisition, the Grand Islander Acquisition and the Bluegreen Acquisition, and such PCD assets are referred to as “Legacy-Diamond”, “Legacy-Grand Islander”, and “Legacy-Bluegreen”. See Note 7: Timeshare Financing Receivables for additional information.
Investments in Unconsolidated Affiliates
We account for investments in unconsolidated affiliates under the equity method of accounting when we exercise significant influence, but do not maintain a controlling financial interest over the affiliates and are not the primary beneficiary of the VIE. We evaluate our investments in affiliates for impairment when there are indicators that the fair value of our investment may be less than our carrying value. See Note 11: Investments in Unconsolidated Affiliates for additional information.
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
Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks primarily associated with fluctuations in interest rates and do not use derivatives for trading or speculative purposes. We record the derivative instrument at fair value either as an asset or liability. We assess the effectiveness of our hedging instruments quarterly and record changes in fair value in Accumulated other comprehensive loss for the effective portion of the hedge and record the ineffectiveness of a hedge immediately in earnings in our consolidated statement of income. We release the derivative’s gain or loss from accumulated other comprehensive income or loss to match the timing of the underlying hedged item's effect on earnings. See Note 15: Debt and Non-recourse Debt for additional information.
Timeshare Financing Receivables and Allowance for Financing Receivables Losses
Our timeshare financing receivables consist of loans that are secured by the underlying timeshare properties. We have two timeshare financing receivables portfolios: (i) originated and (ii) acquired. Our originated portfolio represents timeshare financing receivables that originated by the businesses that we acquired from Diamond, Grand Islander, and Bluegreen subsequent to each respective acquisition date and all HGV timeshare financing receivables. Our acquired portfolio includes all of the Legacy-Diamond, Legacy-Grand Islander and Legacy-Bluegreen timeshare financing receivables that existed as of the respective acquisition dates. We evaluate each portfolio collectively, since each holds a large group of homogeneous timeshare financing receivables, which are individually immaterial. We monitor the collectability of our receivables on an ongoing basis. There are no significant concentrations of collection risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for estimating expected defaults and determining our allowance for financing receivable losses on our timeshare financing receivables. The static pool analysis includes several years of default data through which we stratify our portfolio using certain key dimensions such as FICO scores and equity percentage at the time of sale. The adequacy of the related allowance is determined by management through analysis of the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables. For our originated portfolio, we record an estimate of variable consideration as a reduction of revenue from financed VOI sales at the time revenue is recognized. We record the difference between the timeshare financing receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for financing receivables and record the receivable net of the allowance. For our acquired portfolio, any changes to the estimates of our allowance are recorded within Financing expense on our consolidated statements of income in the period in which the change occurs. In addition, for our acquired portfolio we also develop an inventory recovery assumption to reflect the recovery value of VOIs from future potential defaults. Our estimate of inventory recovery is principally based upon the fair value of underlying VOIs and assumed default rates and is reflected as a reduction to the estimated gross allowance. Once a timeshare financing receivable within the acquired portfolio is charged-off, the loan's corresponding inventory recovery amount is reclassified from the allowance into inventory. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.
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
We capitalize costs directly associated with the acquisition, development and construction of a real estate project when it is probable that the project will move forward. We capitalize salary and related costs only to the extent they directly relate to the project. We capitalize interest expense, taxes and insurance costs when activities that are necessary to get the property ready for its intended use are underway. We cease capitalization of costs during prolonged gaps in development when substantially all activities are suspended or when projects are considered substantially complete. For the years ended December 31, 2025, 2024 and 2023, capitalized interest was $10 million, $10 million and $3 million.
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
Property and Equipment
Property and equipment are recorded at cost and include land, buildings and leasehold improvement and furniture and equipment at our corporate offices, sales centers and management offices. Additionally, certain property and equipment is held for future conversion into inventory. Construction in progress primarily relates to development activities. Costs that are capitalized related to development activities are classified as property and equipment until they are registered for sale. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. Other than the United States, there were no countries that individually represented over 10% of total property and equipment, net as of December 31, 2025 and 2024.
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
Goodwill
Goodwill acquired in business combinations is assigned to the reporting units expected to benefit from the combination as of the acquisition date. We do not amortize goodwill. We evaluate goodwill for potential impairment at least annually, on October 1, or more frequently if an event or other circumstance indicates that it is more-likely-than-not that we may not be able to recover the carrying amount (book value) of the net assets of the related reporting unit. The review is based on either a qualitative assessment or a two-step impairment test. When evaluating goodwill for impairment, we may perform the optional qualitative assessment by considering factors including macroeconomic conditions, industry and market conditions, overall financial performance of our reporting units, and other relevant entity-specific events. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We recognize an impairment on goodwill if the estimated fair value of a reporting unit is less than its carrying value, in an amount not to exceed the carrying value of the reporting unit's goodwill. No goodwill impairment charges were recognized during the years ended December 31, 2025, 2024 and 2023, and there is no accumulated impairment of goodwill for any period presented in the consolidated financial statements. During the years ended December 31, 2024 and 2023, the changes in goodwill were limited to increases in goodwill resulting from the Grand Islander and Bluegreen Acquisitions and increases or decreases resulting from any related measurement period adjustments. There were no changes to goodwill or measurement period adjustments during the year ended December 31, 2025.
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
We review all finite life intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of the carrying value over the fair value in our consolidated statements of income. As of December 31, 2025 and 2024, other than goodwill, we do not have any indefinite life intangible assets. See Note 12: Intangible Assets for additional information.

Deferred Financing Costs
Deferred financing costs, including legal fees and upfront lender fees, related to the Company’s debt and non-recourse debt are deferred and amortized over the life of the respective debt using the effective interest method. The capitalized costs related to the Timeshare Facility and the Revolver are included in Other assets while the remaining capitalized costs related to all other debt instruments are included in Debt, net and Non-recourse debt, net in our consolidated balance sheets. The amortization of deferred financing costs is included in Interest expense in our consolidated statements of income. See Note 15: Debt & Non-recourse debt for additional information.
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
Currency Translation and Remeasurement
The United States dollar (“USD”) is our reporting currency and is the functional currency of the majority of our operations. For operations whose functional currency is not the USD, assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date, and the related gains and losses are reflected within Accumulated other comprehensive loss in our consolidated balance sheets. Related income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to transactions denominated in a currency other than an entity’s functional currency or transactions related to intercompany receivables and payables denominated in a currency other than an entity’s functional currency that are not of a long-term investment nature are recognized as gains or losses on foreign currency transactions. These gains or losses are included in Other gain (loss), net in our consolidated statements of income.
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
We made an accounting policy election related to accounting for the tax effects of Net Controlled Foreign Corporation Tested Income (“NCTI”, formerly known as Global Intangible Low Taxed Income or “GILTI”) that was implemented as part of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). With regard to NCTI, we have elected to recognize any current tax as an expense in the period it is incurred. See Note 18: Income Taxes for additional information.
Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing the earnings attributable to stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. When there is a loss, potential common shares should not be included in the computation of diluted EPS; hence, diluted EPS would equal basic EPS in a period of loss. See Note 20: Earnings Per Share for additional information.
Defined Contribution Plan
We administer and maintain a defined contribution plan for the benefit of all employees meeting certain eligibility requirements who elect to participate in the plan. Contributions are determined based on a specified percentage of salary and bonus deferrals by participating employees. We recognized compensation expense for our participating employees totaling $37 million, $34 million and $23 million for the years ended December 31, 2025, 2024 and 2023.
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
Recently Issued Accounting Pronouncements
Adopted Accounting Standards
For the year ended December 31, 2025, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 states that an entity must provide greater disaggregation of its effective tax rate reconciliation disclosure. The ASU also states that an entity must separately disclose net cash taxes paid between federal, state, and foreign jurisdictions. The guidance is to be applied prospectively. The impact of adoption of ASU 2023-09 was in disclosure only and did not have an impact on our consolidated balance sheets and statements of income. See Note 18: Income Taxes for additional information.
Accounting Standards Not Yet Adopted
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
In July 2025, the FASB issued Accounting Standards Update 2025-05 (“ASU 2025-05”), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that allows entities to estimate expected credit losses for current accounts receivable and contract assets without needing to predict future economic conditions. The guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. We are currently evaluating the effects of this ASU but do not expect a material impact on our financial statements or disclosures.
In September 2025, the FASB issued Accounting Standards Update 2025-06 (“ASU 2025-06”), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 provides amendments to modernize the accounting for software costs. The guidance may be applied either (1) prospectively, (2) retrospectively, or (3) using a modified transition approach with early adoption permitted. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. We are currently evaluating the effects of this ASU but do not expect a material impact on our financial statements or disclosures.
In November 2025, the FASB issued Accounting Standards Update 2025-08 (“ASU 2025-08”), Financial Instruments—Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 provides amendments that require purchased seasoned loans be accounted for using the gross-up approach at acquisition. The guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. We are currently evaluating the effects of this ASU but do not expect a material impact on our financial statements or disclosures.
In December 2025, the FASB issued Accounting Standards Update 2025-11 (“ASU 2025-11”) Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 provides amendments to improve the navigability of the required interim disclosures and clarify when that guidance is applicable. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027. The guidance may be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented. We are currently evaluating the effects of this ASU but do not expect a material impact on our financial statements or disclosures.
NOTE 3: BLUEGREEN ACQUISITION
On January 17, 2024, we completed the Bluegreen Acquisition in an all-cash transaction, with total consideration of $1.6 billion. We accounted for the Bluegreen Acquisition as a business combination and finalized our purchase price accounting as of December 31, 2024. Please refer to our annual report on Form 10-K filed with the SEC on March 3, 2025 for additional information related to the Bluegreen Acquisition.
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

($ in millions)	Year Ended December 31,
Real Estate Sales and Financing Segment	2025	2024	2023
Sales of VOIs, net	$1,812	$1,909	$1,416
Fee-for-service commissions, package sales and other fees	664	637	634
Interest income	473	425	273
Other financing revenue	40	39	34
Real estate sales and financing segment revenues	$2,989	$3,010	$2,357

($ in millions)	Year Ended December 31,
Resort Operations and Club Management Segment	2025	2024	2023
Club management	$321	$303	$240
Resort management	457	419	329
Rental(1)	692	682	623
Ancillary services	54	51	43
Resort operations and club management segment revenues	$1,524	$1,455	$1,235
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
The following table provides information on our contracts with customers which are included in Accounts Receivable, net and Timeshare financing receivables, net on our consolidated balance sheets:

($ in millions)	December 31,
Receivables from contracts with customers:	2025	2024
Accounts receivable, net	$200	$219
Timeshare financing receivables, net(1)	3,115	3,006
Total	$3,315	$3,225
(1) Includes $528 million and $878 million of acquired timeshare financing receivables, net, as of December 31, 2025 and 2024.
Contract liabilities include payments received or due in advance of satisfying our performance obligations. Such contract liabilities include advance deposits received on prepaid vacation packages for future stays at our resorts, deferred revenues related to sales of VOIs of projects under construction, Club activation fees and annual dues, the liability for bonus points awarded to our customers for purchase of VOIs at our properties or properties under our fee-for-service arrangements that may be redeemed in the future and other deferred revenue.

The following table presents the composition of our contract liabilities:

($ in millions)	December 31,
Contract liabilities:	2025	2024
Advanced deposits	$228	$226
Deferred sales of VOIs of projects under construction	460	92
Club activation fees and annual dues	74	70
Bonus Point incentive liability(1)	113	104
Other	42	38
(1)This balance includes $52 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our consolidated balance sheets as of both December 31, 2025 and 2024. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the year ended December 31, 2025, that was included in the contract liabilities balance at December 31, 2024 was $242 million. Revenue earned for the year ended December 31, 2024, that was included in the contract liabilities balance at December 31, 2023 was $194 million.
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
Deferred VOI sales primarily include the deferred revenues of sales associated with projects under construction. The following table presents the deferred revenue, deferred cost of VOI sales and deferred direct selling costs from sales of VOIs related to projects under construction:

	December 31,
($ in millions)	2025	2024
Sales of VOIs, net	$460	$92
Cost of VOI sales	133	28
Sales and marketing expense	74	13
During the year ended December 31, 2025, we deferred $368 million of Sales of VOI, net related to projects under construction. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the projects under construction as of December 31, 2025, upon their completion in 2026.
The following table includes the remaining transaction price related to our contract liabilities as of December 31, 2025:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$228	18 months	Upon customer stays
Club activation fees	73	7 years	Straight-line basis over average inventory holding period
Bonus Points incentive liability	113	18 - 30 months	Upon redemption
Annual club dues	1	1 year	Straight-line basis
Other	42	1 year	Straight-line basis
Revenue allocated to remaining performance obligations for HOA management fees, which includes unearned revenue and amounts expected to be invoiced and recognized as revenue over the next 12 months, was $306 million as of December 31, 2025.

NOTE 5: RESTRICTED CASH
Restricted cash was as follows:

	December 31,
($ in millions)	2025	2024
Escrow deposits on VOI sales	$160	$204
Reserves related to non-recourse debt(1)	142	193
Other(2)	30	41
Total	$332	$438
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
NOTE 6: ACCOUNTS RECEIVABLE
Accounts receivable within the scope of ASC 326 are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

	December 31,
($ in millions)	2025	2024
Fee-for-service commissions	$18	$48
Real estate and financing	40	34
Resort and club operations	142	137
Tax receivables	66	89
Other receivables	4	7
Total	$270	$315
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables within the scope of ASC 326 and use these as a basis for how we develop our expected loss estimates.
The changes in our allowance during the year ended December 31, 2025 were as follows:

($ in millions)	Fee-for-service commissions	Real estate and financing	Resort and club operations	Total
Balance as of December 31, 2024	$24	$49	$1	$74
Current period provision for expected credit losses	11	41	14	66
Write-offs charged against the allowance	(5)	(28)	(14)	(47)
Balance at December 31, 2025	$30	$62	$1	$93

NOTE 7: TIMESHARE FINANCING RECEIVABLES
We define our timeshare financing receivables portfolios as (i) originated and (ii) acquired. The following table presents the components of each portfolio by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Securitized	$1,734	$1,168	$373	$641
Unsecuritized(1)	1,931	1,764	276	443
Timeshare financing receivables, gross	$3,665	$2,932	$649	$1,084
Unamortized non-credit acquisition premium	—	—	34	62
Less: allowance for financing receivables losses	(1,078)	(804)	(155)	(268)
Timeshare financing receivables, net	$2,587	$2,128	$528	$878
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
In June 2025, we completed a securitization of $300 million of gross timeshare financing receivables and issued $166 million of 4.88% notes, $87 million of 5.18% notes, and $47 million of 5.52% notes due May 2042. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the notes from the transaction are presented as non-recourse debt. The proceeds were used to pay down in part some of the existing debt and for other general corporate purposes.
In July 2025, we completed a securitization of ¥9.5 billion, or $65 million, of gross timeshare financing receivables with a coupon rate of 1.41% due January 2039. The collateralized timeshare notes are domiciled in Japan. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the notes from the transaction are presented as non-recourse debt. The proceeds were used for general corporate purposes.
In August 2025, we completed a securitization of $400 million of gross timeshare financing receivables and issued $210 million of 4.54% notes, $125 million of 4.73% notes and $65 million of 5.12% notes due May 2044. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the notes from the transaction are presented as non-recourse debt. The proceeds were used to pay down in part some of the existing debt and for other general corporate purposes.
In December 2025, we completed a securitization of $400 million of gross timeshare financing receivables and issued $141 million of 4.56% notes, $147 million of 4.90% notes, $81 million of 5.39% notes, and $31 million of 7.38% notes due October 2044. The securitization transaction did not qualify as a sale and, accordingly, no gain or loss was recognized. The transaction is considered a secured borrowing, and the notes from the transaction are presented as non-recourse debt. The proceeds were used to pay down debt and for other general corporate purposes.
See Note 10: Consolidated Variable Interest Entities and Note 15: Debt and Non-recourse Debt for additional information on our securitizations.
As of December 31, 2025 and 2024, we had timeshare financing receivables of $710 million and $455 million securing the Timeshare Facility.
We recognize interest income on our timeshare financing receivables as earned. As of December 31, 2025 and 2024, we had interest receivable outstanding of $26 million and $22 million on our originated timeshare financing receivables. As of both December 31, 2025 and 2024, we had interest receivable outstanding of $4 million and $7 million on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of December 31, 2025, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 14.6%, a weighted-average remaining term of 8.9 years and maturities through 2041. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 15.0%, a weighted-average remaining term of 6.1 years and maturities through 2036.

Allowance for Financing Receivables Losses
The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2022	$404	$338
Provision for financing receivables losses(1)	171	(1)
Initial allowance for purchased credit deteriorated financing receivables acquired during the period(2)	—	30
Write-offs	(73)	(116)
Inventory recoveries	—	26
Upgrades(3)	(2)	2
Balance as of December 31, 2023	$500	$279
Provision for financing receivables losses(1)	363	14
Initial allowance for purchased credit deteriorated financing receivables acquired during the period(2)	—	157
Write-offs	(106)	(258)
Inventory recoveries	—	123
Upgrades(3)	47	(47)
Balance as of December 31, 2024	$804	$268
Provision for financing receivables losses(1)	430	20
Write-offs	(187)	(186)
Inventory recoveries	—	84
Upgrades(3)	31	(31)
Balance as of December 31, 2025	$1,078	$155
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
Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of December 31, 2025, mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2026	$147	$125	$272
2027	159	130	289
2028	169	144	313
2029	178	163	341
2030	190	182	372
Thereafter	891	1,187	2,078
Total	$1,734	$1,931	$3,665
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
Our acquired timeshare financing receivables as of December 31, 2025, mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2026	$61	$37	$98
2027	62	38	100
2028	58	39	97
2029	52	39	91
2030	47	36	83
Thereafter	93	87	180
Total	$373	$276	$649
Credit Quality of Timeshare Financing Receivables
Originated Timeshare Financing Receivables
Our originated gross balances by average FICO score of our originated timeshare financing receivables were as follows:

	Originated
	December 31, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
FICO score
700+	$1,068	$603	$43	$592	$2,306
600-699	373	340	11	176	900
<600	50	53	1	12	116
No score(1)	279	22	37	5	343
Total	$1,770	$1,018	$92	$785	$3,665
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Originated
	December 31, 2024
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
FICO score
700+	$956	$505	$23	$356	$1,840
600-699	336	287	5	95	723
<600	41	42	—	2	85
No score(1)	249	11	21	3	284
Total	$1,582	$845	$49	$456	$2,932
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our gross originated timeshare financing receivables by the origination year and average FICO score as of December 31, 2025:

	Originated Timeshare Financing Receivables
($ in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO score
700+	$1,186	$567	$239	$169	$68	$77	$2,306
600-699	410	231	115	82	30	32	900
<600	57	24	15	11	4	5	116
No score(1)	148	101	39	20	10	25	343
Total	$1,801	$923	$408	$282	$112	$139	$3,665

Current period gross write-offs	$2	$46	$44	$61	$24	$10	$187
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of December 31, 2025 and 2024, we had ceased accruing interest on originated timeshare financing receivables with an aggregate principal balance of $430 million and $323 million. The following tables detail an aged analysis of our gross timeshare financing receivables balance:

	Originated - Securitized
	December 31, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$860	$478	$16	$313	$1,667
31 - 90 days past due	18	15	1	11	45
91 - 120 days past due	7	5	—	4	16
121 days and greater past due	5	1	—	—	6
Total	$890	$499	$17	$328	$1,734

	Originated - Unsecuritized
	December 31, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$655	$357	$68	$402	$1,482
31 - 90 days past due	14	14	2	11	41
91 - 120 days past due	5	6	—	5	16
121 days and greater past due	206	142	5	39	392
Total	$880	$519	$75	$457	$1,931

	Originated - Securitized
	December 31, 2024
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$714	$279	$2	$135	$1,130
31 - 90 days past due	12	8	—	4	24
91 - 120 days past due	4	3	—	1	8
121 days and greater past due	4	2	—	—	6
Total	$734	$292	$2	$140	$1,168

	Originated - Unsecuritized
	December 31, 2024
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$683	$389	$44	$301	$1,417
31 - 90 days past due	15	15	1	7	38
91 - 120 days past due	6	6	1	3	16
121 days and greater past due	144	143	1	5	293
Total	$848	$553	$47	$316	$1,764
Acquired Timeshare Financing Receivables
Our gross balances by average FICO score of our acquired timeshare financing receivables were as follows:

	Acquired
	December 31, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$85	$30	$235	$350
600-699	61	9	128	198
<600	12	—	5	17
No score(1)	1	81	2	84
Total	$159	$120	$370	$649
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

	Acquired
	December 31, 2024
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score
700+	$159	$44	$385	$588
600-699	114	13	203	330
<600	25	—	8	33
No score(1)	9	120	4	133
Total	$307	$177	$600	$1,084
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following tables details our gross acquired timeshare financing receivables by the origination year and average FICO score as of December 31, 2025:

	Acquired Timeshare Financing Receivables
($ in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO score
700+	$—	$8	$125	$60	$48	$109	$350
600-699	—	4	52	34	33	75	198
<600	—	—	1	1	3	12	17
No score(1)	—	—	19	14	9	42	84
Total	$—	$12	$197	$109	$93	$238	$649

Current period gross write-offs	$—	$—	$41	$19	$23	$103	$186
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of December 31, 2025 and 2024, we had ceased accruing interest on acquired timeshare financing receivables with an aggregate principal balance of $152 million and $231 million. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Acquired - Securitized
	December 31, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$49	$66	$242	$357
31 - 90 days past due	1	—	8	9
91 - 120 days past due	—	—	6	6
121 days and greater past due	1	—	—	1
Total	$51	$66	$256	$373

	Acquired - Unsecuritized
	December 31, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$36	$31	$58	$125
31 - 90 days past due	2	1	3	6
91 - 120 days past due	1	—	1	2
121 days and greater past due	69	22	52	143
Total	$108	$54	$114	$276

	Acquired - Securitized
	December 31, 2024
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$104	$84	$418	$606
31 - 90 days past due	4	1	17	22
91 - 120 days past due	1	—	8	9
121 days and greater past due	2	1	1	4
Total	$111	$86	$444	$641

	Acquired - Unsecuritized
	December 31, 2024
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$36	$68	$112	$216
31 - 90 days past due	2	2	5	9
91 - 120 days past due	1	1	2	4
121 days and greater past due	157	20	37	214
Total	$196	$91	$156	$443
NOTE 8: INVENTORY
Inventory was comprised of the following:

	December 31,
($ in millions)	2025	2024
Completed unsold VOIs	$2,026	$1,898
Construction in process	495	345
Land, infrastructure and other	1	1
Total	$2,522	$2,244
The table below presents cost of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Cost of sales true-up(1)	$40	$23	$61
(1)Costs of sales true-up decreased cost of VOI sales and increased inventory in all periods presented.

NOTE 9: PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following:

	December 31,
($ in millions)	2025	2024
Land	$296	$283
Building and leasehold improvements	569	491
Furniture and equipment	191	134
Construction in progress	116	147
	1,172	1,055
Accumulated depreciation	(313)	(263)
Total	$859	$792
Depreciation expense on property and equipment was $57 million, $52 million, and $51 million for the years ended December 31, 2025, 2024 and 2023.
NOTE 10: CONSOLIDATED VARIABLE INTEREST ENTITIES
The activities of our consolidated VIEs are limited to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
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
See Note 15: Debt and Non-recourse Debt for additional information regarding acquired VIEs.
Our consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

	December 31,
($ in millions)	2025	2024
Restricted cash	$142	$193
Timeshare financing receivables, net	2,435	1,975
Non-recourse debt, net	2,690	2,285
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during 2025. These amounts are included within Financing revenue and Financing expense in the consolidated statement of income.

($ in millions)
Interest income	$355
Interest expense	100
Debt issuance cost amortization	15
Administrative expenses	8
Cash paid for interest associated with our non-recourse debt was $104 million, $90 million and $44 million for the years ended December 31, 2025, 2024 and 2023. See our consolidated statements of cash flows for additional information related to borrowings and payments on our Non-recourse debt.
NOTE 11: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of December 31, 2025 and 2024, we had ownership interests in BRE Ace LLC and 1776 Holding LLC, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. These two unconsolidated affiliates have aggregated debt balances of $400 million and $384 million as of December 31, 2025 and 2024. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in these unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments which totaled $63 million and $73 million as of December 31, 2025 and 2024 and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 21: Related Party Transactions for additional information.
During the year ended December 31, 2025, we received cash distributions of $25 million and $3 million from our investments in BRE Ace LLC and 1776 Holding LLC. During each of the years ended December 31, 2024 and 2023, we received cash distributions of $16 million from our investment in BRE Ace LLC.
For these VIEs, our investment interests are included in the consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the consolidated statements of income as Equity in earnings from unconsolidated affiliates.

NOTE 12: INTANGIBLE ASSETS
Intangible assets and related amortization expense were as follows:

	December 31, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(27)	$21
Management contracts	1,869	(605)	1,264
Club member relationships	174	(93)	81
Capitalized software	349	(217)	132
Marketing agreements	154	(22)	132
Other contract-related intangible assets	50	(10)	40
Total	$2,644	$(974)	$1,670

	December 31, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(22)	$26
Management contracts	1,819	(479)	1,340
Club member relationships	174	(76)	98
Capitalized software	302	(167)	135
Marketing agreements	154	(11)	143
Other contract-related intangible assets	50	(5)	45
Total	$2,547	$(760)	$1,787
Amortization expense on intangible assets was $216 million, $216 million, and $163 million for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, the weighted average life of trade name was 4.6 years, management contracts was 29.9 years, club member relationships was 13.7 years, capitalized software was 3.0 years, marketing agreements was 16.1 years, and other contract-related intangible was 10.0 years.
As of December 31, 2025, our future amortization expense for our amortizing intangible assets is estimated to be as follows:

($ in millions)	Future Amortization Expense
2026	$215
2027	186
2028	154
2029	122
2030	111
Thereafter	882
Total	$1,670

NOTE 13: OTHER ASSETS
Other assets were as follows:

	December 31,
($ in millions)	2025	2024
Deferred selling, marketing, general and administrative expenses	86	25
Prepaid expenses	71	96
Cloud computing arrangements	27	17
Interest receivable	30	29
Deferred income tax assets	13	12
Interest rate swaps	18	37
Other	165	174
Total	$410	$390
NOTE 14: ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER
Accounts payable, accrued expenses and other were as follows:

	December 31,
($ in millions)	2025	2024
Accrued employee compensation and benefits	$179	$160
Accounts payable	58	180
Bonus point incentive liability	52	52
Due to Hilton	73	53
Income taxes payable	20	83
Sales and other taxes payable	143	158
Interest payable	51	48
Accrued legal settlements	8	7
Other accrued expenses(1)	434	384
Total	$1,018	$1,125
(1)Other accrued expenses includes amounts due to HOAs and various accrued liabilities.

NOTE 15: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

		December 31,
($ in millions)	Interest Rate	2025	2024
Debt(1)
Senior secured credit facility
Term loan A due 2028	5.366%	$400	$400
Term loan B due 2028	5.716%	851	858
Term loan B due 2031	5.716%	887	893
Revolver due 2030(2)	5.493%	130	233
Senior notes due 2029	5.000%	850	850
Senior notes due 2031	4.875%	500	500
Senior notes due 2032	6.625%	900	900
Other debt		85	38
Total debt, gross		4,603	4,672
Less: unamortized deferred financing costs and discounts(3)		(58)	(71)
Total debt, net		$4,545	$4,601
(1)As of December 31, 2025 and 2024, weighted-average interest rates on Total debt, gross were 5.691% and 6.140%.
(2)Unamortized deferred financing costs of $3 million as of both December 31, 2025 and 2024 related to our revolving facility are included in Other assets in our consolidated balance sheets.
(3)Amount includes unamortized deferred financing costs of $53 million and $64 million as of December 31, 2025 and 2024. This amount also includes unamortized original issuance discounts of $5 million and $7 million as of December 31, 2025 and 2024.
Senior Secured Credit Facilities
On January 31, 2025, we amended our Revolver Credit Facility (“Revolver”) and both our Term Loan B due 2028 and Term Loan B due 2031. The terms of the Revolver were amended to reduce pricing spreads, expand covenants, reset certain incurrence baskets and extend maturity to January 2030. The Term Loan B due 2028 was repriced to SOFR plus 2.00%, down from SOFR plus 2.50%. The Term Loan B due 2031 was repriced to SOFR plus 2.00%, down from SOFR plus 2.25%. Additionally, the Term Loan A due January 2028, was repriced to SOFR plus 1.65%, down from SOFR plus 1.75%.
As of December 31, 2025, we had $61 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of December 31, 2025. As of December 31, 2025, we have $809 million remaining borrowing capacity under the revolver facility.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the SOFR-based senior secured credit facility. As of December 31, 2025, these interest rate swaps convert the SOFR-based variable rate on our Term Loan B due 2028 to average fixed rates of 1.55% per annum with maturities between 2026 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of December 31, 2025, the aggregate notional values of the interest rate swaps under our Term Loan B due 2028 was $550 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our consolidated balance sheets. As of December 31, 2025 and 2024, the estimated fair value of our cash flow hedges was $18 million and $37 million. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of Accumulated other comprehensive loss for presentation purposes. We classify cash inflows and outflows from derivatives that hedge interest rate risk within operating activities in the consolidated statements of cash flows.

The following table reflects the activity, net of tax, in Accumulated other comprehensive loss related to our derivative instruments during the year ended December 31, 2025:

Net unrealized gain on derivative instruments
Balance as of December 31, 2024	$28
Other comprehensive loss before reclassifications, net	(3)
Reclassifications to net income	(11)
Balance as of December 31, 2025	$14
Senior Notes due 2032
The Senior Notes due 2032 are guaranteed on a senior secured basis by certain of our subsidiaries. We were in compliance with all applicable financial covenants as of December 31, 2025.
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We were in compliance with all applicable financial covenants as of December 31, 2025.
Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

		December 31,
($ in millions)	Weighted Average Interest Rate	2025	2024
Non-recourse debt(1)
Timeshare Facility due 2027(2)	5.125%	$615	$428
Securitized Debt due 2033 - 2044(3)	4.982%	2,106	1,883
Quorum Purchase Facility due 2034	5.026%	4	6
NBA Receivables Facility due 2031	5.466%	26	33
Total non-recourse debt, gross		2,751	2,350
Less: unamortized deferred financing costs and discounts(4)		(35)	(32)
Total non-recourse debt, net		$2,716	$2,318
(1)As of December 31, 2025, and 2024, weighted-average interest rates were 5.019% and 5.235%.
(2)Unamortized deferred financing costs of $2 million as of December 31, 2024 relating to the Timeshare Facility included in Other Assets in our consolidated balance sheet.
(3)Interest rates as of December 31, 2025 range from 1.410% to 6.419%.
(4)Amount includes unamortized deferred financing costs of $30 million and $21 million as of December 31, 2025, and 2024 and unamortized discounts of $5 million and $11 million as of December 31, 2025, and 2024.
Timeshare Facility
The revolving commitment period of the Timeshare Facility terminates in November 2026; however the repayment maturity date extends 12 months beyond the commitment termination date to November 2027. The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. As of December 31, 2025, our Timeshare Facility has a remaining borrowing capacity of $235 million. During the year ended December 31, 2025, we repaid $2.4 billion on the Timeshare Facility.
Securitized Debt
In June 2025, we completed a securitization of $300 million of gross timeshare financing receivables and issued $166 million of 4.88% notes, $87 million of 5.18% notes, and $47 million of 5.52% notes due May 2042. The issued notes are backed by pledged assets, consisting of a pool of HGV, Diamond Resorts, and Bluegreen Vacations collateral combined, secured by first mortgages, first deeds of trust, membership interests or timeshare interests (other than a fee simple interest in real estate) and a letter of credit. The notes are a non-recourse obligation and are payable solely from the timeshare financing receivables pledged as collateral for the notes. The proceeds of the notes were used to pay down in part some of our existing debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $6 million in debt issuance costs.
In July 2025, we completed a securitization of ¥9.5 billion, or $65 million, of gross timeshare financing receivables and issued notes with an average coupon rate of 1.41% due January 2039. The issued notes are backed by pledged assets, consisting of a pool of HGV loans domiciled in Japan, secured by first mortgages. The notes are a non-recourse obligation and are payable solely from the timeshare financing receivables pledged as collateral for the note. The proceeds of the notes were used for general corporate purposes. Additionally, in connection with the securitization, we incurred $3 million in debt issuance costs.
In August 2025, we completed a securitization of $400 million of gross timeshare financing receivables and issued $210 million of 4.54% notes, $125 million of 4.73% notes, and $65 million of 5.12% notes due May 2044. The issued notes are backed by pledged assets, consisting of a pool of HGV, Diamond Resorts, and Bluegreen Vacations collateral combined, secured by first mortgages, first deeds of trust, membership interests or timeshare interests (other than a fee simple interest in real estate) and a letter of credit. The notes are a non-recourse obligation and are payable solely from the timeshare financing receivables pledged as collateral for the notes. The proceeds of the notes were used to pay down in part some of our existing debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $6 million in debt issuance costs.
In December 2025, we completed a securitization of $400 million of gross timeshare financing receivables and issued $141 million of 4.56% notes, $147 million of 4.90% notes, $81 million of 5.39% notes, and $31 million of 7.38% notes due October 2044. The issued notes are backed by pledged assets, consisting of a pool of HGV, Diamond Resorts, and Bluegreen Vacations collateral combined, secured by first mortgages, first deeds of trust, membership interests or timeshare interests (other than a fee simple interest in real estate) and a letter of credit. The notes are a non-recourse obligation and are payable solely from the timeshare financing receivables pledged as collateral for the notes. The proceeds of the notes were used to pay down debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $6 million in debt issuance costs.
During the year ended December 31, 2025, we repaid $945 million on Securitized Debt.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $142 million and $193 million as of December 31, 2025 and 2024 and were included in Restricted Cash in our consolidated balance sheets.
NBA Receivables Facility
Recourse on the NBA Receivables Facility is generally limited to the greater of 15% of the outstanding borrowings and $5 million, subject to certain exceptions.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of December 31, 2025, were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2026	$25	$536	$561
2027	23	1,041	1,064
2028	1,257	328	1,585
2029	871	254	1,125
2030	148	204	352
Thereafter	2,279	388	2,667
Total	$4,603	$2,751	$7,354

NOTE 16: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities, which are required for disclosure, were as follows:

	December 31, 2025
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net	$3,115	$—	$3,419
Liabilities:
Debt, net	4,545	4,352	233
Non-recourse debt, net	2,716	2,128	640

	December 31, 2024
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net	$3,006	$—	$3,203
Liabilities:
Debt, net	4,601	4,309	283
Non-recourse debt, net	2,318	1,873	446
Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values. The table above excludes interest rate swaps discussed below and cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other and advance deposits, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.
The estimated fair values of our Level 3 originated and acquired timeshare financing receivables were determined using a discounted cash flow model. Our model incorporates default rates, coupon rates, credit quality and loan terms respective to the portfolio based on current market assumptions for similar types of arrangements.
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
NOTE 17: LEASES
We lease sales centers, office space and equipment under operating leases. Our leases expire at various dates from 2026 through 2056, with varying renewal and termination options. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We recognize rent expense on leases with both contingent and non-contingent lease payment terms. Rent associated with non-contingent lease payments are recognized on a straight-line basis over the lease term. Contingent rental expense includes short term and variable rent. Rent expense for all operating leases was as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Minimum rentals	$35	$30	$28
Contingent rentals	12	20	11
Total	$47	$50	$39
Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$30	$30	$27
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	24	26	9
Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term of operating leases (in years)	7	6
Weighted-average discount rate of operating leases	6.13%	4.90%
The future minimum rent payments under non-cancelable operating leases as of December 31, 2025, are as follows:

($ in millions)	Operating Leases
Year
2026	$26
2027	18
2028	13
2029	12
2030	9
Thereafter	34
Total future minimum lease payments	112
Less: imputed interest	(23)
Present value of lease liabilities	$89
NOTE 18: INCOME TAXES
Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of our income before taxes and noncontrolling interests were as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
U.S. income (loss) before tax	$90	$(61)	$335
Foreign income before tax	85	197	114
Total income before taxes	$175	$136	$449

The components of our provision for income taxes were as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Current:
Federal	$86	$23	$105
State	18	4	18
Foreign	28	78	36
Total current	132	105	159
Deferred:
Federal	(56)	(18)	(22)
State	2	(3)	(1)
Foreign	(2)	(8)	—
Total deferred	(56)	(29)	(23)
Total provision for income taxes	$76	$76	$136

Reconciliations of our tax provision at the U.S. statutory rate to the provision for income taxes were as follows:

	Year Ended December 31,
	2025
($ in millions)	$	%
Statutory U.S. federal income tax provision	37	21%
State and local income taxes, net of federal tax effect(1)	20	12%
Foreign tax effects	(1)	(1)%
Effects of cross-border taxes
Foreign derived intangible income	(2)	(1)%
Foreign branch taxes, net of related credits	4	2%
Tax credits
Research and development tax credit(2)	(8)	(5)%
Foreign tax credits	(8)	(5)%
Change in valuation allowances	4	2%
Nontaxable or nondeductible items
Share-based payment awards, net of IRC §162(m) limitation	5	3%
Non-controlling interest	(4)	(2)%
Other	2	1%
Changes in unrecognized tax benefits	7	4%
Other adjustments
Interest on installment sales, net of federal tax effect	8	5%
Bluegreen deferred adjustment	5	3%
Expired domestic loss carryforwards	5	3%
Other	2	1%
Provision for income taxes	76	43%
(1)Florida, Hawaii and New York comprise the majority of state taxes (greater than 50%) of the tax effect in this category.
(2)The research and development tax credit includes revised estimates upon finalization of prior year tax returns.

	Year Ended December 31,
($ in millions)	2024	2023
Statutory U.S. federal income tax provision	$29	$94
State and local income taxes, net of U.S. federal tax benefit	1	17
Taxes attributable to noncontrolling interest	(3)	—
Impact of foreign operations	27	10
Interest on installment sales, net of U.S. federal tax benefit	4	3
Uncertain tax positions	1	5
US permanent differences	12	2
Share-based compensation, net of IRC §162(m) limitation	3	2
Other	2	3
Provision for income taxes	$76	$136
Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items.

The compositions of net deferred tax balances were as follows:

	December 31,
($ in millions)	2025	2024
Deferred tax assets	$13	$12
Deferred tax liabilities	(864)	(925)
Net deferred tax liability	$(851)	$(913)
The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were as follows:

	December 31,
($ in millions)	2025	2024
Deferred tax assets:
Compensation	$38	$30
Domestic tax loss and credit carryforwards	99	130
Foreign tax loss carryforwards	46	44
Other reserves	375	261
	558	465
Valuation allowance	(150)	(174)
Deferred tax assets	408	291
Deferred tax liabilities:
Property and equipment	(263)	(144)
Amortizable intangible assets	(380)	(419)
Deferred income	(616)	(641)
Deferred tax liabilities	(1,259)	(1,204)
Net deferred tax liability	$(851)	$(913)
As of December 31, 2025, we have $254 million of federal net operating loss carryforwards, $29 million of federal credit carryforwards, $220 million of state tax net operating loss carryforwards, $6 million of state tax credits, and $175 million foreign net operating loss carryforwards. Most of these tax attributes are fully valued. The majority of our federal and state tax attributes will expire through 2034, while most of our foreign tax losses can be carried forward indefinitely.
We establish valuation allowances for financial reporting purposes to offset certain deferred tax assets due to uncertainty regarding our ability to realize them in the future. The valuation allowance decreased from $174 million as of December 31, 2024, to $150 million as of December 31, 2025, primarily due to the expiration and write-off of domestic tax attributes.
Reconciliations of the amounts of unrecognized tax benefits were as follows:

	December 31,
($ in millions)	2025	2024	2023
Unrecognized tax benefits at beginning of year	$24	$25	$23
Current period tax position increases	—	3	2
Prior period tax position increases	—	—	3
Decreases due to lapse in applicable statute of limitations	—	(4)	(3)
Unrecognized tax benefits at end of year	$24	$24	$25
We recorded $24 million as of both December 31, 2025 and 2024 excluding interest and penalties, which would have favorably impacted the annual effective tax rate if recognized. We record these liabilities in Accounts payable, accrued expenses and other in the consolidated balance sheet. The total liability accrued for interest and penalties was $46 million and $36 million as of December 31, 2025, and 2024.

We file federal, state and foreign income tax returns in jurisdictions with varying statute of limitations. We are currently under audit in several tax jurisdictions. The open tax years for major tax jurisdictions are 2011 through 2025. While there is no assurance as to the results, we believe we are adequately reserved for these audits.
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
NOTE 19: SHARE-BASED COMPENSATION
Stock Plan
The 2023 Omnibus Incentive Plan (“2023 Plan”) authorizes the issuance of various stock-based awards to our employees, directors and other service providers, including restricted stock units (“Service RSUs” or “RSUs”), nonqualified stock options (“Options”), and time and performance-vesting restricted stock units (“Performance RSUs” or “PSUs”). As of December 31, 2025, there were 2,613,147 shares of common stock available for future issuance under the 2023 plan. We recognized share-based compensation expense of $62 million, $45 million and $39 million during the years ended December 31, 2025, 2024 and 2023. The total tax benefit recognized related to this compensation was $10 million, $8 million and $6 million for the years ended December 31, 2025, 2024 and 2023. In addition, we withheld common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting or exercise of awards under our employee equity incentive program. For the years ended December 31, 2025, 2024 and 2023, we withheld approximately 207,000, 445,000 and 264,000 shares at a total cost of $9 million, $21 million and $14 million through net share settlements. Shares withheld to cover tax withholding obligations are retired.
As of December 31, 2025, unrecognized compensation cost for unvested awards was $46 million, which is expected to be recognized over a weighted average period of 1.8 years.
On June 30, 2025, the second tranche of the performance cash awards approved by our Board of Directors on March 5, 2024, in connection with the Bluegreen Acquisition vested for certain executive officers and employees based on the level of achievement of pre-established performance goals relating to run rate cost savings following an 18-month performance period that commenced on the Bluegreen Acquisition Date and ended on June 30, 2025.
Service RSUs
Service RSUs generally vest in annual installments over three years from the date of grant, subject to the individual’s continued employment through the applicable vesting date. Vested Service RSUs generally will be settled for common stock. The grant date fair value is equal to closing stock price on the date of grant. The following table provides information about our Service RSU grants for the last three fiscal years:

	Year Ended December 31,
	2025	2024	2023
Number of shares granted	999,680	717,858	537,964
Weighted average grant date fair value per share	$40.93	$44.00	$48.60
Fair value of shares vested (in millions)	$28	$26	$23
The following table summarizes the activity of our RSUs during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,226,381	45.24
Granted	999,680	40.93
Vested	(629,800)	45.17
Forfeited	(69,002)	43.15
Outstanding, end of period	1,527,259	42.54
Options
Options generally vest over three years in annual installments from the date of grant, subject to the individual’s continued employment through the applicable vesting date and will terminate 10 years from the date of grant or earlier on the unvested portion of an individual whose service was terminated. The exercise price is equal to the closing price of the common stock on the date of grant. During the year ended December 31, 2025, we did not grant any Options. The following table provides information about our option grants for the last two fiscal years:

	Year Ended December 31,
	2024	2023
Number of options granted	388,084	301,215
Weighted average exercise price per share	$44.45	$49.14
Weighted average grant date fair value per share	$22.63	$24.78
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

	Year Ended December 31,
	2024	2023
Expected volatility	47.7%	46.8%
Dividend yield(1)	—%	—%
Risk-free rate	4.1% - 4.3%	4.2%
Expected term (in years)	6.0	6.0
(1)At the date of grant we had no plans to pay dividends during the expected term of these options.
The following table summarizes the activity of our options during the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	2,576,978	$38.24
Granted	—	—
Exercised	(335,444)	33.20
Forfeited, canceled or expired	(42,761)	45.70
Outstanding, end of period	2,198,773	38.87
Exercisable, end of period	1,867,039	37.64
As of December 31, 2025, we had 1,867,039 options outstanding that were exercisable with an aggregate intrinsic value of $14 million and weighted average remaining contractual term of 4.5 years. The intrinsic value of all options exercised during the year was $4.4 million.
Performance RSUs
During the year ended December 31, 2025, we issued 449,308 Performance RSUs with a weighted-average grant date fair value of $41.01. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.
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

The following table provides information about our Performance RSU grants for the last three fiscal years:

	Year Ended December 31,
	2025	2024	2023
Number of shares granted	449,308	432,286	119,887
Weighted average grant date fair value per share	$41.01	$44.40	$49.14
Fair value of shares vested (in millions)	$—	$29	$8
The following table summarizes the activity of our Performance RSUs during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	550,009	$45.41
Granted	449,308	41.01
Vested	—	—
Forfeited, canceled or expired	(20,178)	44.27
Outstanding, end of period	979,139	43.41
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017 and was subsequently amended in 2022. In connection with the ESPP, we reserved 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. During the years ended December 31, 2025, 2024 and 2023, we issued 404,511, 326,330 and 221,562 shares and recognized $2 million, $2 million and $1 million of compensation expense related to this plan.

NOTE 20: EARNINGS PER SHARE
The following table presents the calculation of our basic and diluted EPS and the corresponding weighted average shares outstanding referenced in these calculations for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
($ and shares outstanding in millions, except per share amounts)	2025	2024	2023
Basic EPS:
Numerator:
Net income attributable to stockholders	$81	$47	$313
Denominator:
Weighted average shares outstanding	89.9	101.9	110.1
Basic EPS(1)	$0.90	$0.46	$2.84
Diluted EPS:
Numerator:
Net income attributable to stockholders	$81	$47	$313
Denominator:
Weighted average shares outstanding	91.5	103.1	111.6
Diluted EPS(1)	$0.89	$0.45	$2.80

Basic weighted average shares outstanding	89.9	101.9	110.1
RSUs(2), PSUs(3), Options(4) and ESPP	1.6	1.2	1.5
Diluted weighted average shares outstanding	91.5	103.1	111.6
(1)Earnings per share amounts are calculated using whole numbers.
(2) Excludes approximately 3,000 shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the year ended December 31, 2025. These RSUs could potentially dilute EPS in the future. There were no anti-dilutive RSU for the years ended December 31, 2024 and 2023.
(3) There were no anti-dilutive PSUs for the years ended December 31, 2025, 2024, and 2023.
(4) Excludes approximately 1,134,000, 1,140,000 and 818,000 shares of Options that would have been anti-dilutive to EPS for the years ended December 31, 2025, 2024, and 2023, under the treasury stock method. These Options could potentially dilute EPS in the future.
Share Repurchases
On August 8, 2024, we announced that our Board of Directors approved on August 7, 2024 a share repurchase program authorizing us to repurchase up to an aggregate of $500 million of our outstanding shares of common stock over a two-year period (the “2024 Repurchase Plan”). On July 31, 2025, we announced that our Board of Directors approved on July 29, 2025 a share repurchase program authorizing us to repurchase up to an aggregate of $600 million of our outstanding shares of common stock over a two-year period (the “2025 Repurchase Plan” and together with the 2024 Repurchase Plan, the “Repurchase Plans”), which is in addition to the 2024 Repurchase Plan.
The following table summarizes stock repurchase activity under the current and previous share repurchase programs as of December 31, 2025:

(in millions)	Shares	Cost
As of December 31, 2024	41	$1,549
Repurchases	15	600
As of December 31, 2025	56	$2,149
From January 1, 2026 through February 19, 2026, we repurchased 1.9 million shares for $89 million. As of February 19, 2026, we had $339 million of remaining availability under the 2025 Repurchase Plan.
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
We record Equity in earnings from our unconsolidated affiliates in our consolidated statements of income. See Note 11: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Elara, a Hilton Grand Vacations Club and Liberty Place Charleston, a Hilton Club. These amounts are summarized in the following table and are included in Fee-for-service commissions, package sales and other fees on our consolidated statements of income as of the date they became related parties.

	Year Ended December 31,
($ in millions)	2025	2024	2023
Equity in earnings from unconsolidated affiliates	$19	$18	$12
Commissions and other fees	164	165	204
We also had $3 million and $5 million of outstanding receivables related to the fee-for-service agreements included in Accounts receivable, net on our consolidated balance sheets as of December 31, 2025 and 2024.
Apollo Global Management Inc. (“Apollo”)
As part of the Diamond Acquisition in 2021, Apollo obtained more than 20% of our outstanding common stock at the time of the Diamond Acquisition. On August 12, 2025, we and certain entities managed by affiliates of Apollo Global Management, Inc. (the “Selling Stockholders”) entered into an underwriting agreement (the “Underwriting Agreement”) with Wells Fargo Securities, LLC, as representative of the underwriters named therein, including Apollo Global Securities, LLC, an affiliate of the Selling Stockholders (collectively, the “Underwriters”), in connection with the offer and sale by the Selling Stockholders of 8,050,000 shares of our common stock (including 1,050,000 shares at the option of the Underwriters) (the “Offering”).
As part of the Offering, we repurchased, and subsequently retired, 933,488 shares of our common stock under our Share Repurchase Plans from the Underwriters (the “Share Repurchase”) for an aggregate purchase price of $40 million (or $42.85 per share), which was the same per share price paid by the Underwriters to the Selling Stockholders. The Offering and the Share Repurchase were completed on August 14, 2025.
During the year ended December 31, 2025, we billed Apollo for $2 million of reimbursable expenses, for which payment was received in January 2026. During the year ended December 31, 2024, we received a reimbursement from Apollo of approximately $1 million for expenses incurred on their behalf.
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
Our chief operating decision maker “CODM” is our Chief Executive Officer. The CODM is our primary decision maker and is responsible for allocating resources to the components of the company and assessing company performance. The CODM uses Adjusted EBITDA to allocate resources (including employees and financial or capital resources) in the budgeting and forecasting process as well as assess performance and profitability for each segment. The performance of our operating segments, which are also our reportable segments, is evaluated based on adjusted earnings before interest expense (excluding non-recourse debt), taxes, depreciation and amortization (“EBITDA”). We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) other gains or losses, including asset dispositions and foreign currency transactions; (ii) debt restructurings/

retirements; (iii) non-cash impairment losses; (iv) share-based and other compensation expenses; and (v) other items, including but not limited to costs associated with acquisitions, restructuring, amortization of premiums and discounts resulting from purchase accounting, and other non-cash and one-time charges.
We do not include equity in earnings from unconsolidated affiliates in our measures of segment operating performance.
The table below presents revenues for our reportable segment results which include the acquired Grand Islander and Bluegreen operations, within both segments as of their respective acquisition dates, reconciled to consolidated amounts:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Revenues:
Real estate sales and financing	$2,989	$3,010	$2,357
Resort operations and club management(1)	1,625	1,528	1,291
Total segment revenues	4,614	4,538	3,648
Cost reimbursements	534	516	386
Intersegment eliminations(1)	(101)	(73)	(56)
Total revenues	$5,047	$4,981	$3,978
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. We account for intersegment revenues as if they were sales to third parties at current market prices.
The following tables present Adjusted EBITDA for our reportable segments:

For the year ended December 31, 2025	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$2,989		$1,524		$4,513
Intersegment revenues	—		101		101
Total segment revenues	2,989		1,625		4,614	(a)
Less:
Cost of VOI Sales	152		—		152
Selling expense	812		—		812
Marketing expense	1,029		—		1,029
Financing expense	215		—		215
Club expense	—		87		87
Property management expense	—		140		140
Rental expense	—		738		738
Other expenses	30		47		77
Total segment expenses	2,238	(b)	1,012	(c)	3,250
Other:
Share-based compensation expense	17		8		25
Other segment adjustment items	40		(1)		39	(d)
Intersegment elimination	(101)		—		(101)	(a)
Segment Adjusted EBITDA	$707		$620		$1,327

For the year ended December 31, 2024	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$3,010		$1,455		$4,465
Intersegment revenues	—		73		73
Total segment revenues	3,010		1,528		4,538	(a)
Less:
Cost of VOI Sales	239		—		239
Selling expense	727		—		727
Marketing expense	914		—		914
Financing expense	188		—		188
Club expense	—		83		83
Property management expense	—		128		128
Rental expense	—		681		681
Other expenses	127		43		170
Total segment expenses	2,195	(b)	935	(c)	3,130
Other:
Share-based compensation expense	12		6		18
Other segment adjustment items	48		5		53	(d)
Intersegment elimination	(73)		—		(73)	(a)
Segment Adjusted EBITDA	$802		$604		$1,406

For the year ended December 31, 2023	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$2,357		$1,235		$3,592
Intersegment revenues	—		56		56
Total segment revenues	2,357		1,291		3,648	(a)
Less:
Cost of VOI Sales	194		—		194
Selling expense	501		—		501
Marketing expense	682		—		682
Financing expense	99		—		99
Club expense	—		60		60
Property management expense	—		117		117
Rental expense	—		573		573
Other expenses	98		39		137
Total segment expenses	1,574	(b)	789	(c)	2,363
Other:
Share-based compensation expense	12		3		15
Other segment adjustment items	15		(1)		14	(d)
Intersegment elimination	(56)		—		(56)	(a)
Segment Adjusted EBITDA	$754		$504		$1,258
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

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income and net income attributable to stockholders:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Adjusted EBITDA:
Real estate sales and financing(1)	$707	$802	$754
Resort operations and club management(1)	620	604	504
Segment Adjusted EBITDA	1,327	1,406	1,258
Acquisition and integration-related expense	(98)	(237)	(68)
General and administrative	(215)	(199)	(194)
Depreciation and amortization	(273)	(268)	(213)
License fee expense	(214)	(171)	(138)
Other gain (loss), net	7	(11)	2
Interest expense	(311)	(329)	(178)
Income tax expense	(76)	(76)	(136)
Equity in earnings from unconsolidated affiliates	19	18	12
Impairment expense	(3)	(2)	(3)
Other adjustment items(2)	(64)	(71)	(29)
Net income	99	60	313
Net income attributable to noncontrolling interest	18	13	—
Net income attributable to stockholders	$81	$47	$313
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)These amounts include costs associated with share-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

	December 31,
($ in millions)	2025	2024
Real estate sales and financing	$7,807	$7,349
Resort operations and club management	3,140	3,163
Total segment assets	10,947	10,512
Corporate	590	930
Total assets	$11,537	$11,442
The following table presents capital expenditures for property and equipment (including inventory and leases) for our reportable segments, reconciled to consolidated amounts:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Real estate sales and financing	$137	$152	$61
Resort operations and club management	2	2	2
Total segment capital expenditures	139	154	63
Corporate	57	45	34
Total capital expenditures	$196	$199	$97
NOTE 23: COMMITMENTS AND CONTINGENCIES
Bass Pro Shops Marketing Agreement Commitments
In November 2023, we entered into a 10-year exclusive marketing agreement with Bass Pro Shops (“Bass Pro”), a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. This agreement became effective on the Bluegreen Acquisition Date. As a part of this agreement, we are required to make certain minimum annual payments and certain variable payments based upon the number of travel packages sold during the year or the number of Bass Pro and Cabela’s retail locations HGV maintains during the year. As of December 31, 2025, HGV had sales and marketing operations at a total of 142 Bass Pro Shops and Cabela’s Stores, including 7 virtual kiosks.
Other Commitments
We have fulfilled certain arrangements with developers where we were committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of December 31, 2025, we were committed to purchase $226 million of inventory over a period of 10 years and $43 million of other commitments in the normal course of business. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. During the fourth quarter of 2025, we fulfilled our commitment to exchange parcels of land in Hawaii due to the successful completion of zoning, land use requirements and other applicable regulatory requirements.
During the years ended December 31, 2025, 2024 and 2023, we fulfilled $40 million, $63 million and $156 million, of purchases required under our inventory commitments. As of December 31, 2025, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Marketing and license fee agreements	$37	$38	$38	$38	$39	$95	$285
Inventory purchase obligations(1)(2)(3)	22	8	53	44	65	34	226
Other commitments(4)	14	4	4	4	3	14	43
Total	$73	$50	$95	$86	$107	$143	$554
(1)Commitments for properties in Missouri, New York and Tennessee.
(2)For the property in New York, the payments are subject to the seller obtaining the inventory and providing clear title.
(3)For the property in Tennessee, we have the option to extend the full purchase of inventory up to 2033 pursuant to the terms of the purchase agreement.
(4)Primarily relates to commitments for information technology and sponsorships.
Litigation Contingencies
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We evaluate these legal proceedings and claims at each balance sheet date to determine the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to reasonably estimate the amount of loss. We record a contingent litigation liability when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2025 and 2024, we had accrued liabilities of $8 million and $7 million for all legal matters.
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
As part of the cure, the management agreement was assumed during the first quarter of 2025 for $47.5 million in exchange for a note payable. Additionally, the cure provided for BVU to purchase $7.5 million of inventory per quarter beginning February 26, 2025 until all missed quarterly purchases of inventory between October 2019 and February 10, 2025 have been completed totaling approximately $39 million, subject to the opposing party being able to obtain the inventory and providing clear title. Once cured, the quarterly inventory purchase commitment will be approximately $1.9 million through May 2035, subject to the opposing party being able to obtain the inventory and providing clear title. The inventory commitment related to this matter is included in the table above within the inventory purchase obligations. There were no legal accruals for this matter as of December 31, 2025.
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

Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $439 million as of December 31, 2025, which primarily consist of escrow and subsidy related bonds.
NOTE 24: SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest on our corporate debt, net was $297 million, $354 million and $187 million for the years ended December 31, 2025, 2024 and 2023. Cash paid for income taxes, net of refunds, was $154 million, $36 million and $187 million for the years ended December 31, 2025, 2024 and 2023. The following table summarizes domestic and foreign components of cash taxes paid by material jurisdiction for the year ended December 31, 2025.

Year Ended December 31, 2025
($ in millions)
US Federal	$48
US States[1]	18
Foreign
Japan	48
Mexico	20
Other	20
Total taxes paid	154
(1)State and local taxes in Florida, Hawaii and New York City comprise the majority (greater than 50 percent) of the net cash taxes paid.
The following non-cash activities were excluded from the consolidated statements of cash flows:
•In 2025, we recorded non-cash operating activity transfers, net of $82 million related to the registrations for timeshare units under construction from Property and equipment, net to Inventory, pertaining to properties in Japan and Hawaii.
•In 2024, we recorded non-cash operating activity transfers, net of $271 million related to the registrations for timeshare units under construction for from Property and equipment, net to Inventory, pertaining to properties in Hawaii and South Carolina.
•In 2023, we completed the acquisition of Grand Islander, by exchanging 100% of the outstanding equity interests of Grand Islander for $117 million. The purchase price of $117 million included cash consideration and $4 million of non-cash consideration attributable to the effective settlement of a pre-existing relationship based on the contract value.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 of this Report will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”), which information is incorporated herein by this reference.
ITEM 11.    Executive Compensation
The information required by Item 11 will be included in our 2026 Proxy Statement, which is incorporated herein by this reference.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in our 2026 Proxy Statement, which is incorporated herein by this reference.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our 2026 Proxy Statement, which is incorporated herein by this reference.
ITEM 14.    Principal Accountant Fees and Services
The information required by Item 14 will be included in our 2026 Proxy Statement, which is incorporated herein by this reference.
PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:
1.All financial statements and the report of the Independent Registered Public Accounting Firm (PCAOB ID: 42). See Index to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm on page 70 of this Form 10-K.
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

10.2(b)*	First Amendment to Second Amended and Restated License Agreement, dated as of December 24, 2025, by and between Hilton Worldwide Holdings Inc. and Hilton Grand Vacations Inc.

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

10.3(e)
Amendment No. 4 to the Amended and Restated Receivables Loan Agreement, effective as of July 23, 2025, by and among Hilton Grand Vacations Trust I LLC, as borrower, the financial institutions signatory thereto as managing agents, the financial institutions signatory thereto as conduit lenders, the financial institutions signatory thereto as committed lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on October 30, 2025).

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

10.5(a)†
Severance Agreement, dated April 17, 2017, between Mark D. Wang and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on April 17, 2017).

10.5(b)†
Severance Agreement, dated April 17, 2017, between Charles R. Corbin and Hilton Grand Vacations, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on August 3, 2017).

10.5(c)†
Severance Agreement, dated effective as of November 28, 2018, between Daniel J. Mathewes and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.15(h) to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on February 28, 2019).

10.5(d)†
Severance Agreement, dated effective as of December 3, 2018, between Gordon S. Gurnik and Hilton Grand Vacations Inc. (incorporated by reference to Exhibit 10.15(i) to the Registrant’s Annual Report on Form 10-K (File No. 001-37794) filed on February 28, 2019).

10.5(e) †*	Severance Agreement, effective as of September 15, 2025, by and between Hilton Grand Vacations Inc. and Pia Cornejo.

10.6†
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

10.8(a)†
Form of Restricted Stock Unit Agreement under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 15, 2017).

10.8(b)†
Form of Restricted Stock Unit Agreement for Mr. Mark Wang under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).

10.9(a)†
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

10.9(c)†
Form of Nonqualified Stock Option Agreement (for the CEO) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.2 to the Registrant’s amended Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 27, 2023).

10.9(d)†
Form of Nonqualified Stock Option Agreement (for all participants other than CEO) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s amended Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 27, 2023).

10.10(a)†
Form of Performance and Service Based Restricted Stock Unit Agreement (for use for all named executive officers other than Mr. Mark Wang) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed March 8, 2018).

10.10(b)†
Form of Amended and Restated Performance and Service Based Restricted Stock Unit Agreement (for use for all named executive officers other than Mr. Mark Wang) under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on August 9, 2018).

10.10(c)†
Form of Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s amended Current Report on Form 8-K/A (File No. 001-37794) filed on May 16, 2018).

10.10(d)†
Form of Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on August 9, 2018).

10.10(e)†
Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (for use for all named executive officers other than Mr. Mark Wang) (2019 awards) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.10(f) †
Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (2019 awards) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.10(g)†
Form of Second Amended and Restated Performance and Service Based Restricted Stock Unit Agreement for Mr. Mark Wang under the Hilton Grand Vacations Inc. 2017 Omnibus Incentive Plan (2020 awards) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on April 30, 2020).

10.10(h)†
Form of Performance and Service-Based Restricted Stock Unit Agreement (for Mr. Wang)(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on March 24, 2021).

10.10(i) †	Form of Transaction Incentive Performance RSU Agreement (CEO) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K File No. 0001-37794) filed on August 3, 2021).

10.10(j) †
Form of Transaction Incentive Performance RSU Agreement (Non-CEO) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K File No. 0001-37794) filed on August 3, 2021).

10.11†
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Hilton Grand Vacations Inc. 2017 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 4, 2017).

10.12(a)†
Form of Special Transaction Incentive Performance Cash Award Agreement under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 9, 2024).

10.12(b)†
Form of Special Transaction Incentive Performance Cash Award Agreement (for the CEO) under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 9, 2024).

10.12(c)†
Form of Special Transaction Incentive Performance and Service-Based Restricted Stock Unit Agreement under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37794) filed on May 9, 2024).

10.12(d)†
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

10.17(d)
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

10.17(e)
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

10.17(f)
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

10.17(g)
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

10.17(h)
Amendment No. 7 to the Credit Agreement, dated as of October 8, 2024, by and among Hilton Grand Vacations Borrower LLC, Hilton Grand Vacations Parent LLC, the guarantors party thereto and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on October 9, 2024).

10.17(i)
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

10.17(j)
Amendment No. 9 to the Credit Agreement, dated as of April 11, 2025, by and among Hilton Grand Vacations Borrower LLC, Bank of America, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37794) filed on July 31, 2025).

10.18†
Hilton Grand Vacations Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37794) filed on November 8, 2021).

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

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant's Annual Report on Form 10-K (File No. 001-37794) filed on February 29, 2024).

101.NS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as in Inline XBRL and contained in Exhibit 101).

*Filed herewith.
**Furnished not filed.
***These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
†Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 2026.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of February 2026.

Signature	Title

/s/ Mark D. Wang	Chief Executive Officer
Mark D. Wang	(principal executive officer)

/s/ Daniel J. Mathewes	President and Chief Financial Officer
Daniel J. Mathewes	(principal financial officer)

/s/ Carlos Hernandez	Senior Vice President and Chief Accounting Officer
Carlos Hernandez	(principal accounting officer)

/s/ Leonard A. Potter	Chairman of the Board of Directors
Leonard A. Potter

/s/ Brenda J. Bacon	Director
Brenda J. Bacon

/s/ Christine Cahill	Director
Christine Cahill

/s/ David W. Johnson	Director
David W. Johnson

/s/ Mark H. Lazarus	Director
Mark H. Lazarus

/s/ Gail Mandel	Director
Gail Mandel

/s/ Pamela H. Patsley	Director
Pamela H. Patsley

/s/ David Sambur	Director
David Sambur

/s/ Paul W. Whetsell	Director
Paul W. Whetsell