Form 10-Q
period 2026-03-31
Hilton Grand Vacations Inc.
filed 2026-04-30
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 23, 2026 was 79,763,869.

HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$261	$239
Restricted cash	291	332
Accounts receivable, net	274	270
Timeshare financing receivables, net	3,130	3,115
Inventory	2,541	2,522
Property and equipment, net	871	859
Operating lease right-of-use assets, net	69	72
Investments in unconsolidated affiliates	68	63
Goodwill	1,985	1,985
Intangible assets, net	1,627	1,670
Other assets	818	410
TOTAL ASSETS (variable interest entities - $2,631 and $2,601)	$11,935	$11,537
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$1,268	$1,018
Advanced deposits	233	228
Debt, net	4,757	4,545
Non-recourse debt, net	2,552	2,716
Operating lease liabilities	86	89
Deferred revenue	825	637
Deferred income tax liabilities	864	864
Total liabilities (variable interest entities - $2,629 and $2,824)	10,585	10,097
Commitments and contingencies - see Note 17
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 80,656,367 shares issued and outstanding as of March 31, 2026, and 83,133,678 shares issued and outstanding as of December 31, 2025	1	1
Additional paid-in capital	1,226	1,276
Accumulated (deficit) retained earnings	(5)	34
Accumulated other comprehensive loss	(25)	(22)
Total stockholders' equity	1,197	1,289
Noncontrolling interest	153	151
Total equity	1,350	1,440
TOTAL LIABILITIES AND EQUITY	$11,935	$11,537
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Sales of VOIs, net	$455	$378
Fee-for-service commissions, package sales and other fees	161	142
Financing	138	125
Resort and club management	185	183
Rental and ancillary services	197	187
Cost reimbursements	149	133
Total revenues	1,285	1,148
Expenses
Cost of VOI sales	45	25
Sales and marketing	437	425
Financing	51	55
Resort and club management	59	54
Rental and ancillary services	216	206
General and administrative	49	46
Acquisition and integration-related expense	12	28
Depreciation and amortization	71	67
License fee expense	53	49
Cost reimbursements	149	133
Total operating expenses	1,142	1,088
Interest expense	(73)	(77)
Equity in earnings from unconsolidated affiliates	5	5
Other (loss) gain, net	(1)	6
Income (loss) before income taxes	74	(6)
Income tax expense	(6)	(6)
Net income (loss)	68	(12)
Net income attributable to noncontrolling interest	2	5
Net income (loss) attributable to stockholders	$66	$(17)
Earnings (loss) per share attributable to stockholders:
Basic	$0.81	$(0.17)
Diluted	$0.79	$(0.17)
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$68	$(12)
Derivative instrument adjustments, net of tax	—	(6)
Foreign currency translation adjustments, net of tax	(3)	(1)
Other comprehensive loss, net of tax	(3)	(7)
Comprehensive income (loss)	65	(19)
Comprehensive income attributable to noncontrolling interest	2	5
Comprehensive income (loss) attributable to stockholders	$63	$(24)
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income (loss)	$68	$(12)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71	67
Amortization of deferred financing costs, acquisition premiums and other	15	19
Provision for loan losses	89	79
Other loss (gain), net	1	(6)
Share-based compensation	11	12
Deferred income tax expense	—	6
Equity in earnings from unconsolidated affiliates	(5)	(5)
Return on investment in unconsolidated affiliates	1	5
Net changes in assets and liabilities:
Accounts receivable, net	(3)	(60)
Timeshare financing receivables, net	(113)	(93)
Inventory	(11)	(33)
Purchases and development of real estate for future conversion to inventory	(15)	(52)
Other assets	(412)	(391)
Accounts payable, accrued expenses and other	238	223
Advanced deposits	5	10
Deferred revenue	188	269
Net cash provided by operating activities	128	38
Investing Activities
Capital expenditures for property and equipment (excluding inventory)	(6)	(14)
Software capitalization costs	(14)	(18)
Net cash used in investing activities	(20)	(32)
Financing Activities
Proceeds from debt	755	645
Proceeds from non-recourse debt	585	750
Repayment of debt	(545)	(806)
Repayment of non-recourse debt	(752)	(625)
Payment of debt issuance costs	—	(7)
Repurchase and retirement of common stock	(150)	(150)
Payment of withholding taxes on vesting of restricted stock units	(14)	(7)
Proceeds from stock option exercises	1	—
Other	(2)	(1)
Net cash used in financing activities	(122)	(201)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(5)	—
Net decrease in cash, cash equivalents and restricted cash	(19)	(195)
Cash, cash equivalents and restricted cash, beginning of period	571	765
Cash, cash equivalents and restricted cash, end of period	552	570
Less: Restricted cash	291	311
Cash and cash equivalents	$261	$259
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2025	83	$1	$1,276	$34	$(22)	$151	$1,440
Net income	—	—	—	66	—	2	68
Activity related to share-based compensation	1	—	(3)	—	—	—	(3)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3)	—	(3)
Repurchase and retirement of common stock	(3)	—	(47)	(105)	—	—	(152)
Balance as of March 31, 2026	81	$1	$1,226	$(5)	$(25)	$153	$1,350

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2024	97	$1	$1,399	$352	$—	$143	$1,895
Net (loss) income	—	—	—	(17)	—	5	(12)
Activity related to share-based compensation	—	—	5	—	—	—	5
Foreign currency translation adjustments, net of tax	—	—	—	—	(1)	—	(1)
Derivative instrument adjustments, net of tax	—	—	—	—	(6)	—	(6)
Repurchase and retirement of common stock	(4)	—	(53)	(97)	—	—	(150)
Balance as of March 31, 2025	93	$1	$1,351	$238	$(7)	$148	$1,731
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
As of March 31, 2026, we had over 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, South Carolina, Arizona, Nevada, and Virginia.
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
The unaudited condensed consolidated financial statements reflect our financial position, results of operations and cash flows as prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in financial statements presented in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to prevent information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on February 26, 2026.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Issued Accounting Pronouncements
Adopted Accounting Standards
On January 1, 2026, we adopted Accounting Standards Update 2025-05 (“ASU 2025-05”), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that allows entities to estimate expected credit losses for current accounts receivable and contract assets without needing to predict future economic conditions. The guidance is to be applied prospectively. The impact of adoption of ASU 2025-05 did not have a material impact on our unaudited condensed consolidated financial statements. See Note 4: Accounts Receivable for additional information.
On January 1, 2026, we adopted Accounting Standards Update 2025-08 (“ASU 2025-08”), Financial Instruments—Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 provides amendments that require purchased seasoned loans be accounted for using the gross-up approach at acquisition. The guidance is to be applied prospectively and will be effective for future purchases of loans.
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

($ in millions)	Three Months Ended March 31,
Real Estate Sales and Financing Segment	2026	2025
Sales of VOIs, net	$455	$378
Fee-for-service commissions, package sales and other fees	161	142
Interest income	125	115
Other financing revenue	13	10
Real estate sales and financing segment revenues	$754	$645

($ in millions)	Three Months Ended March 31,
Resort Operations and Club Management Segment	2026	2025
Club management	$70	$72
Resort management	115	111
Rental(1)	183	174
Ancillary services	14	13
Resort operations and club management segment revenues	$382	$370
(1)Excludes intersegment eliminations. See Note 16: Business Segments for additional information.
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
The following table provides information on our contracts with customers which are included in Accounts receivable, net and Timeshare financing receivables, net on our condensed consolidated balance sheets:

($ in millions)
Receivables from contracts with customers:	March 31, 2026	December 31, 2025
Accounts receivable, net	$205	$200
Timeshare financing receivables, net(1)	3,130	3,115
Total	$3,335	$3,315
(1) Includes $482 million and $528 million of acquired timeshare financing receivables, net, as of March 31, 2026 and December 31, 2025.
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
The following table presents the composition of our contract liabilities:

($ in millions)
Contract liabilities:	March 31, 2026	December 31, 2025
Advanced deposits	$233	$228
Deferred sales of VOIs of projects under construction	485	460
Club activation fees and annual dues	184	74
Bonus point incentive liability(1)	110	113
Other	97	42
(1)The balance includes $51 million and $52 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the three months ended March 31, 2026, which was included in the contract liabilities balance at December 31, 2025, was $113 million.
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

($ in millions)	March 31, 2026	December 31, 2025
Sales of VOIs, net	$485	$460
Cost of VOI sales	135	133
Sales and marketing expense	79	74
During the three months ended March 31, 2026, we deferred $62 million of Sales of VOI, net related to projects under construction, which were partially offset by a recognition of $37 million of sales of VOI, net related to the completion of a project in Japan. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the project under construction as of March 31, 2026, upon its completion in 2026.

The following table includes the remaining transaction price related to our contract liabilities as of March 31, 2026:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$233	18 months	Upon customer stays
Club activation fees	81	7 years	Straight-line basis over average inventory holding period
Bonus point incentive liability	110	18 - 30 months	Upon redemption
Annual club dues	103	1 year	Straight-line basis
Other	97	1 year	Straight-line basis
Revenue allocated to remaining performance obligations for management fees, which includes unearned revenue and amounts expected to be invoiced and recognized as revenue for the remainder of 2026, was $229 million as of March 31, 2026.
NOTE 4: ACCOUNTS RECEIVABLE
Accounts receivable are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	March 31, 2026	December 31, 2025
Fee-for-service commissions	$7	$18
Real estate and financing	37	40
Resort and club operations	161	142
Tax receivables	69	66
Other receivables	—	4
Total	$274	$270
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables and use these as a basis for how we develop our expected loss estimates.
The changes in our allowance were as follows during the three months ended March 31, 2026:

($ in millions)	Fee-for-service commissions	Real estate and financing	Resort and club operations	Total
Balance as of December 31, 2025	$30	$62	$1	$93
Current period provision for expected credit losses	2	5	13	20
Write-offs charged against the allowance	(8)	(11)	—	(19)
Balance as of March 31, 2026	$24	$56	$14	$94

NOTE 5: TIMESHARE FINANCING RECEIVABLES
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
The following table presents the components of each portfolio by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Securitized	$1,564	$1,734	$339	$373
Unsecuritized(1)	2,200	1,931	255	276
Timeshare financing receivables, gross	3,764	3,665	594	649
Unamortized non-credit acquisition premium	—	—	32	34
Less: allowance for financing receivables losses	(1,116)	(1,078)	(144)	(155)
Timeshare financing receivables, net	$2,648	$2,587	$482	$528
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
As of March 31, 2026 and December 31, 2025, we had timeshare financing receivables of $945 million and $710 million securing the Timeshare Facility.
We recognize interest income on our timeshare financing receivables as earned. As of March 31, 2026 and December 31, 2025, we had interest receivable outstanding of $26 million for both periods on our originated timeshare financing receivables. As of March 31, 2026 and December 31, 2025, we had interest receivable outstanding of $4 million for both periods on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of March 31, 2026, our originated timeshare financing receivables had interest rates ranging from 1.5% to 25.8%, a weighted-average interest rate of 14.5%, a weighted-average remaining term of 9.0 years and maturities through 2041. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 15.1%, a weighted-average remaining term of 5.9 years and maturities through 2036.
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

The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2025	$1,078	$155
Provision for financing receivables losses(1)	90	—
Write-offs	(55)	(15)
Inventory recoveries	—	7
Upgrades(2)	3	(3)
Balance as of March 31, 2026	$1,116	$144

($ in millions)	Originated	Acquired
Balance as of December 31, 2024	$804	$268
Provision for financing receivables losses(1)	72	7
Write-offs	(20)	(63)
Inventory recoveries	—	29
Upgrades(2)	9	(9)
Balance as of March 31, 2025	$865	$232
(1)For the Originated portfolio, this amount includes incremental provision for financing receivables losses, net of activity related to the repurchase of defaulted and upgraded timeshare financing receivables. For the Acquired portfolio, this amount includes incremental provision for credit loss expense from Acquired loans.
(2)Represents the initial change in allowance resulting from upgrades of Acquired receivables. Upgraded Acquired receivables and their related allowance are included in the Originated portfolio.
Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of March 31, 2026 mature as follows:

	Originated Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2026 (remaining)	$99	$108	$207
2027	142	151	293
2028	153	166	319
2029	164	183	347
2030	177	204	381
Thereafter	829	1,388	2,217
Total	$1,564	$2,200	$3,764
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
Our acquired timeshare financing receivables as of March 31, 2026 mature as follows:

	Acquired Timeshare Financing Receivables
($ in millions)	Securitized	Unsecuritized	Total
Year
2026 (remaining)	$44	$25	$69
2027	60	34	94
2028	56	36	92
2029	50	36	86
2030	44	33	77
Thereafter	85	91	176
Total	$339	$255	$594
Credit Quality of Timeshare Financing Receivables
We evaluate each portfolio collectively for purposes of estimating variable consideration, since each holds a large group of homogeneous timeshare financing receivables which are individually immaterial. We monitor the collectability of our receivables on an ongoing basis. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. We use a technique referred to as static pool analysis as the basis for estimating expected defaults and determining our allowance for financing receivables losses on our timeshare financing receivables. The static pool analysis includes several years of default data through which we stratify our portfolio using certain key dimensions such as FICO scores and equity percentage at the time of sale. The adequacy of the related allowance is determined by management through analysis of the specific risk characteristics of the portfolio including assumed default rates, aging and historical write-offs of these receivables.
Originated Timeshare Financing Receivables
Our originated gross balances by FICO score of our originated timeshare financing receivables are below:

	Originated
	March 31, 2026
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
FICO score(1)
700+	$1,150	$724	$51	$625	$2,550
600-699	293	292	9	189	783
<600	32	33	1	15	81
No score(2)	279	24	42	5	350
Total	$1,754	$1,073	$103	$834	$3,764

	Originated
	December 31, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
FICO score(1)
700+	$1,162	$691	$46	$593	$2,492
600-699	297	275	8	176	756
<600	32	29	1	12	74
No score(2)	279	23	37	4	343
Total	$1,770	$1,018	$92	$785	$3,665
(1)During the first quarter of 2026, we updated our credit quality indicator disclosures to the use of a single FICO score from average FICO score, which is reflected in the tables above.
(2)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our gross originated timeshare financing receivables by the origination year and FICO score as of March 31, 2026:

	Originated Timeshare Financing Receivables
($ in millions)	2026	2025	2024	2023	2022	Prior	Total
FICO score
700+	$343	$1,096	$559	$239	$172	$141	$2,550
600-699	91	322	186	84	57	43	783
<600	13	34	14	9	6	5	81
No score(1)	43	132	91	36	18	30	350
Total	$490	$1,584	$850	$368	$253	$219	$3,764

Current period gross write-offs	$—	$1	$6	$19	$15	$14	$55
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of March 31, 2026 and December 31, 2025, we had ceased accruing interest on originated timeshare financing receivables with an aggregate principal balance of $462 million and $430 million. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Originated - Securitized
	March 31, 2026
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$756	$431	$13	$281	$1,481
31 - 90 days past due	20	19	1	13	53
91 - 120 days past due	7	6	—	4	17
121 days and greater past due	6	1	1	5	13
Total	$789	$457	$15	$303	$1,564

	Originated - Unsecuritized
	March 31, 2026
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$752	$432	$80	$453	$1,717
31 - 90 days past due	18	18	1	14	51
91 - 120 days past due	6	7	1	6	20
121 days and greater past due	189	159	6	58	412
Total	$965	$616	$88	$531	$2,200

	Originated - Securitized
	December 31, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$860	$478	$16	$313	$1,667
31 - 90 days past due	18	15	1	11	45
91 - 120 days past due	7	5	—	4	16
121 days and greater past due	5	1	—	—	6
Total	$890	$499	$17	$328	$1,734

	Originated - Unsecuritized
	December 31, 2025
($ in millions)	HGV	Diamond	Grand Islander	Bluegreen	Total
Current	$655	$357	$68	$402	$1,482
31 - 90 days past due	14	14	2	11	41
91 - 120 days past due	5	6	—	5	16
121 days and greater past due	206	142	5	39	392
Total	$880	$519	$75	$457	$1,931
Acquired Timeshare Financing Receivables
Our gross balances by FICO score of our acquired timeshare financing receivables are below:

	Acquired
	March 31, 2026
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score(1)
700+	$92	$26	$217	$335
600-699	49	6	121	176
<600	8	—	5	13
No score(2)	1	68	1	70
Total	$150	$100	$344	$594

	Acquired
	December 31, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
FICO score(1)
700+	$99	$32	$235	$366
600-699	52	7	128	187
<600	7	—	5	12
No score(2)	1	81	2	84
Total	$159	$120	$370	$649
(1)During the first quarter of 2026, we updated our credit quality indicator disclosures to the use of a single FICO score from average FICO score, which is reflected in the tables above.
(2)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
The following tables detail our gross acquired timeshare financing receivables by the origination year and FICO score as of March 31, 2026:

	Acquired Timeshare Financing Receivables
($ in millions)	2026	2025	2024	2023	2022	Prior	Total
FICO score
700+	$—	$—	$7	$114	$77	$137	$335
600-699	—	—	3	50	42	81	176
<600	—	—	—	1	2	10	13
No score(1)	—	—	—	17	12	41	70
Total	$—	$—	$10	$182	$133	$269	$594

Current period gross write-offs	$—	$—	$—	$5	$3	$7	$15
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

As of March 31, 2026 and December 31, 2025, we had ceased accruing interest on acquired timeshare financing receivables with an aggregate principal balance of $153 million and $152 million. The following tables detail an aged analysis of our gross timeshare receivables balance:

	Acquired - Securitized
	March 31, 2026
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$51	$60	$213	$324
31 - 90 days past due	2	—	7	9
91 - 120 days past due	1	—	4	5
121 days and greater past due	—	—	1	1
Total	$54	$60	$225	$339

	Acquired - Unsecuritized
	March 31, 2026
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$24	$27	$52	$103
31 - 90 days past due	2	1	2	5
91 - 120 days past due	—	—	1	1
121 days and greater past due	70	12	64	146
Total	$96	$40	$119	$255

	Acquired - Securitized
	December 31, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$49	$66	$242	$357
31 - 90 days past due	1	—	8	9
91 - 120 days past due	—	—	6	6
121 days and greater past due	1	—	—	1
Total	$51	$66	$256	$373

	Acquired - Unsecuritized
	December 31, 2025
($ in millions)	Legacy-Diamond	Legacy-Grand Islander	Legacy-Bluegreen	Total
Current	$36	$31	$58	$125
31 - 90 days past due	2	1	3	6
91 - 120 days past due	1	—	1	2
121 days and greater past due	69	22	52	143
Total	$108	$54	$114	$276
NOTE 6: INVENTORY
Inventory was comprised of the following:

($ in millions)	March 31, 2026	December 31, 2025
Completed unsold VOIs	$2,075	$2,026
Construction in process	465	495
Land, infrastructure and other	1	1
Total	$2,541	$2,522

The table below presents cost of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales:

	Three Months Ended March 31,
($ in millions)	2026	2025
Cost of sales true-up(1)	$11	$17
(1)For the three months ended March 31, 2026, and 2025, the cost of sales true-up decreased cost of VOI sales and increased inventory.
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
We have determined that we are the primary beneficiaries of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. We are the servicer of these timeshare financing receivables, and we often replace or repurchase timeshare financing receivables that are in default at their outstanding principal amounts. Additionally, we have the right to receive benefits that could be significant to them. Only the assets of our VIEs are available to settle the obligations of the respective entities.
Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	March 31, 2026	December 31, 2025
Restricted cash	$105	$142
Timeshare financing receivables, net	2,501	2,435
Non-recourse debt, net	2,531	2,690
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the three months ended March 31, 2026. These amounts are included within Financing revenue and Financing expense in the unaudited condensed consolidated statement of income.

($ in millions)
Interest income	$96
Interest expense	28
Debt issuance cost amortization	3
Administrative expenses	2
Cash paid for interest associated with our non-recourse debt was $29 million and $26 million for the three months ended March 31, 2026 and 2025. See our unaudited condensed consolidated statements of cash flows for additional information related to borrowings and payments on our Non-recourse debt.
NOTE 8: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of March 31, 2026 and December 31, 2025, we had ownership interests in BRE Ace LLC and 1776 Holding LLC, which are VIEs. We do not consolidate BRE Ace LLC and 1776 Holding LLC because we are not the primary beneficiary. These two unconsolidated affiliates have aggregated debt balances of $359 million and $400 million as of March 31, 2026 and December 31, 2025. The debt is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interests in the two unconsolidated affiliates is primarily limited to (i) the carrying amount of the investments, which totaled $68 million and $63 million as of March 31, 2026 and December 31, 2025, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 15: Related Party Transactions for additional information.
During the three months ended March 31, 2026, we received a cash distribution of $1 million from our investment in 1776 Holding LLC.
For these VIEs, our investment interests are included in the condensed consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the unaudited condensed consolidated statements of income as Equity in earnings from unconsolidated affiliates.

NOTE 9: INTANGIBLE ASSETS
Intangible assets and related accumulated amortization were as follows:

	March 31, 2026
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(28)	$20
Management contracts	1,869	(634)	1,235
Club member relationships	174	(97)	77
Capitalized software	361	(234)	127
Marketing agreements	154	(25)	129
Other contract-related intangible assets	50	(11)	39
Total	$2,656	$(1,029)	$1,627

	December 31, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(27)	$21
Management contracts	1,869	(605)	1,264
Club member relationships	174	(93)	81
Capitalized software	349	(217)	132
Marketing agreements	154	(22)	132
Other contract-related intangible assets	50	(10)	40
Total	$2,644	$(974)	$1,670
Amortization expense on intangible assets was $55 million and $50 million for the three months ended March 31, 2026 and 2025.
NOTE 10: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	Interest Rate	March 31, 2026	December 31, 2025
Debt(1)
Senior secured credit facility
Term loan A due 2028	5.318%	$400	$400
Term loan B due 2028	5.668%	849	851
Term loan B due 2031	5.668%	884	887
Revolver due 2030(2)	5.322%	345	130
Senior notes due 2029	5.000%	850	850
Senior notes due 2031	4.875%	500	500
Senior notes due 2032	6.625%	900	900
Other debt		83	85
Total debt, gross		4,811	4,603
Less: unamortized deferred financing costs and discounts(3)		(54)	(58)
Total debt, net		$4,757	$4,545
(1)As of March 31, 2026 and December 31, 2025, weighted-average interest rates on Total debt, gross were 5.649% and 5.691%.
(2)Unamortized deferred financing costs of $3 million as of March 31, 2026 and December 31, 2025 related to our revolving facility are included in Other assets in our condensed consolidated balance sheets.
(3)Amount includes unamortized deferred financing costs of $49 million and $53 million as of March 31, 2026 and December 31, 2025. This amount also includes unamortized original issuance discounts of $5 million as of March 31, 2026 and December 31, 2025.

Senior secured credit facility
As of March 31, 2026, we had $64 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of March 31, 2026. As of March 31, 2026, we have $591 million remaining borrowing capacity under the revolver facility.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the SOFR-based senior secured credit facility. As of March 31, 2026, these interest rate swaps convert the SOFR-based variable rate on our Term Loan B due 2028 to average fixed rates of 1.55% per annum with maturities between 2026 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of March 31, 2026, the aggregate notional values of the interest rate swaps under our Term Loan B due 2028 was $550 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our condensed consolidated balance sheets. As of both March 31, 2026 and December 31, 2025, the estimated fair value of our cash flow hedges was $18 million. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive loss for presentation purposes. We classify cash inflows and outflows from derivatives that hedge interest rate risk within operating activities in the unaudited condensed consolidated statements of cash flows.
The following table reflects the activity, net of tax, in Accumulated other comprehensive loss related to our derivative instruments during the three months ended March 31, 2026:

Net unrealized gain on derivative instruments
Balance as of December 31, 2025	$14
Other comprehensive loss before reclassifications, net	2
Reclassifications to net income	(2)
Balance as of March 31, 2026	$14
Senior Notes due 2032
The Senior Notes due 2032 are guaranteed on a senior secured basis by certain of our subsidiaries. We were in compliance with all applicable financial covenants as of March 31, 2026.
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of March 31, 2026.
Cash paid for interest on our corporate debt, net was $68 million and $72 million for the three months ended March 31, 2026 and 2025.
Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	Weighted Average Interest Rate	March 31, 2026	December 31, 2025
Non-recourse debt(1)
Timeshare Facility due 2027	5.045%	$700	$615
Securitized Debt due 2033- 2044(2)	5.017%	1,858	2,106
Quorum Purchase Facility due 2034	5.023%	3	4
NBA Receivables Facility due 2031	5.418%	21	26
Total non-recourse debt, gross		2,582	2,751
Less: unamortized deferred financing costs and discount(3)		(30)	(35)
Total non-recourse debt, net		$2,552	$2,716
(1)As of March 31, 2026 and December 31, 2025, weighted-average interest rates were 5.028% and 5.019%.
(2)Interest rates as of March 31, 2026 range from 1.410% to 6.419%.
(3)Amount includes unamortized deferred financing costs of $26 million and $30 million as of March 31, 2026 and December 31, 2025, and unamortized discounts of $4 million and $5 million as of March 31, 2026 and December 31, 2025.

Timeshare Facility
The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. The revolving commitment period of the Timeshare Facility terminates in November 2026; however the repayment maturity date extends 12 months beyond the commitment termination date to November 2027. As of March 31, 2026, our Timeshare Facility has a remaining borrowing capacity of $150 million.
Securitized Debt
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $105 million and $142 million as of March 31, 2026 and December 31, 2025, and were included in Restricted cash in our condensed consolidated balance sheets.
NBA Receivables Facility
Recourse on the NBA Receivables Facility is generally limited to the greater of 15% of the outstanding borrowings and $5 million, subject to certain exceptions.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of March 31, 2026 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2026 (remaining nine months)	$18	$364	$382
2027	22	1,101	1,123
2028	1,257	312	1,569
2029	870	240	1,110
2030	363	192	555
Thereafter	2,281	373	2,654
Total	$4,811	$2,582	$7,393
NOTE 11: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	March 31, 2026
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net	$3,130	$—	$3,402
Liabilities:
Debt, net	4,757	4,282	445
Non-recourse debt, net	2,552	1,863	721

	December 31, 2025
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net	$3,115	$—	$3,419
Liabilities:
Debt, net	4,545	4,352	233
Non-recourse debt, net	2,716	2,128	640

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
The estimated fair values of our Level 2 derivative financial instruments were determined utilizing projected future cash flows discounted based on an expectation of future interest rates derived from observable market interest rate curves and market volatility. See Note 10: Debt and Non-recourse Debt above.
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
NOTE 12: INCOME TAXES
The effective tax rate for the three months ended March 31, 2026 and 2025 was approximately 8% and (55)%. The effective tax rate increase year over year is primarily due to the impact of discrete items relative to the change in overall earnings. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21% is primarily due to discrete tax benefits, partially offset by state and foreign income taxes. Our discrete items are primarily related to unrecognized tax benefits.
Cash paid for income taxes, net of refunds, was $5 million and $63 million for the three months ended March 31, 2026 and 2025.
NOTE 13: SHARE-BASED COMPENSATION
Stock Plan
The 2023 Omnibus Incentive Plan (“2023 Plan”) authorizes the issuance of restricted stock units (“Service RSUs” or “RSUs”), nonqualified stock options (“Options”), and time and performance-vesting restricted stock units (“Performance RSUs” or “PSUs”) to certain employees and directors. As of March 31, 2026, there were 1,225,754 shares of common stock available for future issuance under the 2023 plan. We recognized share-based compensation expense of $10 million and $12 million for the three months ended March 31, 2026 and 2025.
As of March 31, 2026, unrecognized compensation cost for unvested awards was approximately $117 million, which is expected to be recognized over a weighted average period of 1.9 years.
Service RSUs
During the three months ended March 31, 2026, we issued 988,304 Service RSUs with a weighted-average grant date fair value of $42.28, which generally vest in annual installments over three years from the date of grant, subject to the individual’s continued employment through the applicable vesting date.
Options
During the three months ended March 31, 2026, we did not grant any Options. As of March 31, 2026, we had 2,030,322 Options outstanding that were exercisable.
Performance RSUs
During the three months ended March 31, 2026, we issued 489,848 Performance RSUs with a weighted-average grant date fair value of $42.27. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.

We determined that the performance conditions for our Performance RSUs are probable of achievement, and we recognized compensation expense based on the number of Performance RSUs we expect to vest.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017 and was subsequently amended in 2022. In connection with the ESPP, we reserved 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. During each of the three months ended March 31, 2026 and 2025, we recognized less than $1 million of compensation expense related to this plan.
NOTE 14: EARNINGS (LOSS) PER SHARE
The following tables present the calculation of our basic and diluted earnings (loss) per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations:

	Three Months Ended March 31,
($ and shares outstanding in millions, except per share amounts)	2026	2025
Basic EPS:
Numerator:
Net income (loss) attributable to stockholders	$66	$(17)
Denominator:
Weighted average shares outstanding	81.9	95.5
Basic EPS(1)	$0.81	$(0.17)
Diluted EPS:
Numerator:
Net income (loss) attributable to stockholders	$66	$(17)
Denominator:
Weighted average shares outstanding	83.7	95.5
Diluted EPS(1)	$0.79	$(0.17)

Basic weighted average shares outstanding	81.9	95.5
RSUs(2), PSUs(3), Options(4) and ESPP	1.8	—
Diluted weighted average shares outstanding	83.7	95.5
(1)Earnings per share amounts are calculated using whole numbers.
(2) There were no shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the three months ended March 31, 2026.
(3) There were no shares of PSUs that would have been anti-dilutive to EPS under the treasury stock method for the three months ended March 31, 2026.
(4) Excludes approximately 594,000 shares of Options that would have been anti-dilutive to EPS under the treasury stock method for the three months ended March 31, 2026. These Options could potentially dilute EPS in the future.

For the three months ended March 31, 2025, 1,307,252 potentially dilutive shares were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share as a result of our net loss position.
Share Repurchases
On July 29, 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an aggregate of $600 million of our outstanding shares of common stock over a two-year period (the “2025 Repurchase Plan”.

The following table summarizes stock repurchase activity under the current and previous share repurchase programs as of March 31, 2026:

(in millions)	Shares	Cost
As of December 31, 2025	56	$2,149
Repurchases	3	150
As of March 31, 2026	59	$2,299
From April 1, 2026 through April 23, 2026, we repurchased approximately 0.9 million shares for $41 million. As of April 23, 2026, we had $237 million of remaining availability under the 2025 Repurchase Plan.
NOTE 15: RELATED PARTY TRANSACTIONS
BRE Ace LLC and 1776 Holding, LLC
We hold an ownership interest in BRE Ace LLC, a VIE, which owns the Elara timeshare resort property located in Las Vegas, Nevada.
We hold an ownership interest in 1776 Holding, LLC, a VIE, which owns the Liberty Place Charleston timeshare resort property located in Charleston, South Carolina.
We record Equity in earnings from our unconsolidated affiliates in our unaudited condensed consolidated statements of income. See Note 8: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at the Elara and Liberty Place Charleston timeshare resort properties. These amounts are summarized in the following table and are included in Fee-for-service commissions, package sales and other fees on our unaudited condensed consolidated statements of income as of the date they became related parties.

	Three Months Ended March 31,
($ in millions)	2026	2025
Equity in earnings from unconsolidated affiliates	$5	$5
Commissions and other fees	36	39
We also had $3 million of outstanding payables and $3 million of outstanding receivables related to these fee-for-service agreements included in Accounts payable, accrued expenses and other and Accounts receivable, net on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
Apollo Global Management Inc. (“Apollo”)
As part of the Diamond Acquisition in 2021, Apollo obtained more than 20% of our common stock at the time of the acquisition. During the year ended December 31, 2025, we billed Apollo for $2 million of reimbursable expenses, for which payment was received in January 2026.
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
We do not include equity in earnings from unconsolidated affiliates in our measures of segment operating performance.
The table below presents revenues for our reportable segment results reconciled to consolidated amounts:

	Three Months Ended March 31,
($ in millions)	2026	2025
Revenues:
Real estate sales and financing	$754	$645
Resort operations and club management(1)	402	391
Total segment revenues	1,156	1,036
Cost reimbursements	149	133
Intersegment eliminations(1)	(20)	(21)
Total revenues	$1,285	$1,148
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. We account for intersegment revenues as if they were sales to third parties at current market prices.
The following tables present Adjusted EBITDA for our reportable segments:

($ in millions)
For the three months ended March 31, 2026	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$754		$382		$1,136
Intersegment revenues	—		20		20
Total segment revenues	754		402		1,156	(a)
Less:
Cost of VOI sales	45		—		45
Selling expense	181		—		181
Marketing expense	239		—		239
Financing expense	51		—		51
Club expense	—		22		22
Property management expense	—		37		37
Rental expense	—		204		204
Other expenses	17		12		29
Total segment expenses	533	(b)	275	(c)	808
Other:
Share-based compensation expense	4		1		5
Other segment adjustment items	6		—		6	(d)
Intersegment elimination	(20)		—		(20)	(a)
Segment Adjusted EBITDA	$211		$128		$339

($ in millions)
For the three months ended March 31, 2025	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$645		$370		$1,015
Intersegment revenues	—		21		21
Total segment revenues	645		391		1,036	(a)
Less:
Cost of VOI sales	25		—		25
Selling expense	195		—		195
Marketing expense	230		—		230
Financing expense	55		—		55
Club expense	—		20		20
Property management expense	—		34		34
Rental expense	—		195		195
Other expenses	—		11		11
Total segment expenses	505	(b)	260	(c)	765
Other:
Share-based compensation expense	4		2		6
Other segment adjustment items	10		—		10	(d)
Intersegment elimination	(21)		—		(21)	(a)
Segment Adjusted EBITDA	$133		$133		$266
(a) Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. We account for intersegment revenues as if they were sales to third parties at current market prices.
(b) Consists of Costs of VOI sales, Sales and Marketing, and Financing expense on the unaudited condensed consolidated statements of income.
(c) Consists of Resort and club management and Rental and ancillary services expense on the unaudited condensed consolidated statements of income.
(d) Consists of costs associated with restructuring, one-time charges, other non-cash items, and for the Real Estate and Financing Segment, amortization of fair value premiums and discounts resulting from purchase accounting.
The following table presents Adjusted EBITDA for our reportable segments reconciled to net income and net income attributable to stockholders:

	Three Months Ended March 31,
($ in millions)	2026	2025
Adjusted EBITDA:
Real estate sales and financing(1)	$211	$133
Resort operations and club management(1)	128	133
Segment Adjusted EBITDA	339	266
Acquisition and integration-related expense	(12)	(28)
General and administrative	(49)	(46)
Depreciation and amortization	(71)	(67)
License fee expense	(53)	(49)
Other (loss) gain, net	(1)	6
Interest expense	(73)	(77)
Income tax expense	(6)	(6)
Equity in earnings from unconsolidated affiliates	5	5
Other adjustment items(2)	(11)	(16)
Net income (loss)	68	(12)
Net income attributable to noncontrolling interest	2	5
Net income (loss) attributable to stockholders	$66	$(17)
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.

(2)These amounts include costs associated with share-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

($ in millions)	March 31, 2026	December 31, 2025
Real estate sales and financing	$7,830	$7,807
Resort operations and club management	3,459	3,140
Total segment assets	11,289	10,947
Corporate	646	590
Total assets	$11,935	$11,537
The following table presents capital expenditures for property and equipment (including inventory and leases) for our reportable segments, reconciled to consolidated amounts:

	Three Months Ended March 31,
($ in millions)	2026	2025
Real estate sales and financing	$23	$58
Resort operations and club management	—	—
Total segment capital expenditures	23	58
Corporate	5	16
Total capital expenditures	$28	$74
NOTE 17: COMMITMENTS AND CONTINGENCIES
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
As of March 31, 2026, HGV had sales and marketing operations at a total of 144 Bass Pro Shops and Cabela’s Stores, including 7 virtual kiosks.
Other Commitments
We have fulfilled certain arrangements with developers where we were committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2026, we were committed to purchase approximately $212 million of inventory over a period of 9 years and $42 million of other commitments in the normal course of business. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.
During the three months ended March 31, 2026, we fulfilled $14 million of purchases required under our inventory commitments. As of March 31, 2026, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Marketing and license fee agreements	$28	$38	$38	$38	$39	$95	$276
Inventory purchase obligations(1)(2)(3)	7	8	53	44	66	34	212
Other commitments(4)	9	6	4	5	1	17	42
Total	$44	$52	$95	$87	$106	$146	$530
(1)Commitments for properties in New York and Tennessee.
(2)For the property in New York, the payments are subject to the seller obtaining the inventory and providing clear title.

(3)For the property in Tennessee, we have the option to extend the full purchase of inventory up to 2033 pursuant to the terms of the purchase agreement.
(4)Primarily relates to commitments related to information technology and sponsorships.
Litigation Contingencies
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We evaluate these legal proceedings and claims at each balance sheet date to determine the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to reasonably estimate the amount of loss. We record a contingent litigation liability when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of both March 31, 2026 and December 31, 2025, we accrued liabilities of approximately $8 million, respectively, for all legal matters.
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
Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $400 million as of March 31, 2026, that primarily consist of escrow and subsidy related bonds.
NOTE 18: SUBSEQUENT EVENTS
On April 16, 2026, we completed a $500 million securitization of timeshare loans through Hilton Grand Vacations Trust 2026-1 with an overall weighted average interest rate of 5.13% and an overall advance rate of 98%. The proceeds will be used to pay down debt and for other general corporate purposes.
On April 24, 2026, we entered into an asset purchase agreement to dispose of our interests in certain properties for the purpose of optimizing the overall quality of our resort portfolio. The proposed disposition is expected to close no later than the end of the third quarter of 2026, subject to customary closing conditions pursuant to the terms of the agreement.
On April 29, 2026, we completed the acquisition of the remaining 75% ownership interest that we did not previously own in BRE Ace LLC, which owns the Elara timeshare resort, from BRE Ace Holdings LLC, pursuant to a purchase agreement that we entered into on April 15, 2026. The purchase price was $129 million and is subject to certain post-closing adjustments based on the terms and conditions of the purchase agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025.
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
For additional information regarding factors that could cause HGV’s actual results to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” and the Summary of Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented and updated by the risk factors described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Except for HGV’s ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.
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
See “Key Business and Financial Metrics” and “Reconciliation of Non-GAAP Measures to GAAP Measures” for a discussion of the meanings of these terms, the Company’s reasons for providing the applicable non-GAAP financial measures, and reconciliations of non-GAAP financial measures to measures calculated in accordance with U.S. GAAP.
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
As of March 31, 2026, we had over 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Asia. A significant number of our properties and VOIs are concentrated in Florida, Europe, Hawaii, California, South Carolina, Arizona, Nevada and Virginia. Our properties feature spacious, condominium-style accommodations with superior amenities and quality service. We have rebranded many of the properties acquired in the Diamond acquisition, and we expect to continue this process for the remaining planned Diamond properties. During 2025, we began rebranding certain properties acquired in the Bluegreen Acquisition to Hilton Grand Vacations brands and expect to continue this process for the majority of the Bluegreen properties.
As of March 31, 2026, we had more than 720,000 members across our Club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at Hilton Grand Vacations resorts, properties in the Hilton system of 27 industry-leading brands with over 9,100 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options.
Our Segments
We operate our business across two segments: (1) Real estate sales and financing; and (2) Resort operations and club management.
Real Estate Sales and Financing
Traditionally, timeshare operators have funded 100% of the investment necessary to acquire land and construct timeshare properties. We source VOIs through developed properties and fee-for-service and just-in-time agreements with third-party developers and have focused our inventory strategy on developing an optimal inventory mix. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory with the sale to purchasers. Sales of owned, including just-in-time, inventory generally result in greater Adjusted EBITDA contributions, while fee-for-service sales require less initial investment and allow us to accelerate our sales growth. Both sales of owned inventory and fee-for-service sales generate long-term, predictable fee streams, by adding to the Club membership base and properties under management, that generate strong returns on invested capital. For the three months ended March 31, 2026, sales from fee-for-service and just-in-time inventory were 17%, and 6% of contract sales. See “Key Business and Financial Metrics — Real Estate Sales Operating Metrics” for additional discussion of contract sales.
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

Our marketing and sales activities also include marketing relationships with nationally-recognized consumer brands such as Bass Pro, a fishing, marine, hunting, camping and sports gear retailer, and Choice Hotels. HGV is party to an exclusive marketing agreement with Bass Pro that provides HGV with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. As of March 31, 2026, HGV had sales and marketing operations at a total of 144 Bass Pro Shops and Cabela’s Stores, including 7 virtual kiosks. Additionally, the joint venture between HGV and Bass Pro includes four high-end wilderness resorts under the Big Cedar Lodge brand. We also assumed an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages.
Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the three months ended March 31, 2026 and 2025, 74% and 75% of our contract sales were to our existing owners.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 67% and 64% for the three months ended March 31, 2026 and 2025. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted-average FICO score(1)	747	751
(1) During the first quarter of 2026, we updated our credit quality indicator disclosures to the use of a single FICO score from average FICO score which is reflected in the table above.
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
Key Business and Financial Metrics
Real Estate Sales Operating Metrics
We measure our performance using the following key operating metrics:
•Contract sales represent the total amount of VOI products (fee-for-service, just-in-time, developed, and points-based) under purchase agreements signed during the period where we have received a down payment of at least 10% of the contract price. Contract sales differ from revenues from the Sales of VOIs, net that we report in our unaudited condensed consolidated statements of income due to the requirements for revenue recognition, as well as adjustments for incentives. While we do not record the purchase price of sales of VOI products developed by fee-for-service partners as revenue in our unaudited condensed consolidated financial statements, rather recording the commission earned as revenue in accordance with U.S. GAAP, we believe contract sales to be an important operational metric, reflective of the overall volume and pace of sales in our business and believe it provides meaningful comparability of our results to the results of our competitors which may source their VOI products differently. We believe that the presentation of contract sales on a combined basis (fee-for-service, just-in-time, developed and points-based) is most appropriate for the purpose of the operating metric, additional information regarding the split of contract sales, is included in “—Real Estate Operating Metrics” below.
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
Real Estate Sales Operating Metrics

	Three Months Ended March 31,		Variance
($ in millions, except Tour flow and VPG)	2026	2025	$	%
Contract sales	$719	$721	$(2)	(0.3)
Adjustments:
Fee-for-service sales(1)	(120)	(111)	(9)	8.1
Provision for financing receivables losses	(89)	(72)	(17)	23.6
Reportability and other:
Net (deferrals) of sales of VOIs under construction (2)	(25)	(126)	101	(80.2)
Other(3)	(30)	(34)	4	(11.8)
Sales of VOIs, net	$455	$378	$77	20.4
Tour flow	189,446	174,525	14,921
VPG	$3,778	$4,111	$(333)
(1) Represents contract sales from fee-for-service properties on which we earn Fee-for-service commissions and brand fees.
(2) Represents the net recognition of revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(3) Includes adjustments for revenue recognition, including sales incentives and amounts in rescission.
Contract sales decreased $2 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a 8.1% decrease in VPG offset by an increase in tour flow of 8.5%.
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended March 31,		Variance
($ in millions)	2026	2025	$
Sales of VOIs (deferrals)	$(62)	$(126)	$64
Sales of VOIs recognitions	37	—	37
Net Sales of VOIs (deferrals) recognitions	(25)	(126)	101
Cost of VOI sales (deferrals)	(14)	(37)	23
Cost of VOI sales recognitions	12	—	12
Net Cost of VOI sales (deferrals) recognitions	(2)	(37)	35
Sales and marketing expense (deferrals)	(11)	(21)	10
Sales and marketing expense recognitions	6	—	6
Net Sales and marketing expense (deferrals) recognitions	(5)	(21)	16
Net construction (deferrals) recognitions	$(18)	$(68)	$50

Results of Operations
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Segment Results
The following tables present our revenues by segment. We do not include equity in earnings from unconsolidated affiliates in our measures of segment operating performance.

	Three Months Ended March 31,		Variance
($ in millions)	2026	2025	$	%
Revenues:
Real estate sales and financing	$754	$645	$109	16.9
Resort operations and club management	402	391	11	2.8
Total segment revenues	1,156	1,036	120	11.6
Cost reimbursements	149	133	16	12.0
Intersegment eliminations(1)	(20)	(21)	1	(4.8)
Total revenues	$1,285	$1,148	$137	11.9
(1)See Note 16: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.
Real Estate Sales and Financing Segment
Real Estate

	Three Months Ended March 31,		Variance
($ in millions)	2026	2025	$	%
Sales of VOIs, net	$455	$378	$77	20.4
Fee-for-service commissions	71	68	3	4.4
Sales revenue	526	446	80	17.9
Less:
Cost of VOI sales	45	25	20	80.0
Sales and marketing expense, net	347	351	(4)	(1.1)
Real estate expense	392	376	16	4.3
Real estate profit	$134	$70	$64	91.4
Real estate profit margin(1)	25.5%	15.7%
(1)Excluding the package sales and other fees adjustment, Real estate profit margin was 21.8% and 13.5% for the three months ended March 31, 2026 and 2025.
Sales revenue increased $80 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a net construction deferral of $25 million in 2026 compared to a net construction deferral of $126 million in 2025, partially offset by increases in the provision for receivable losses of $17 million and sales incentives of $14 million.
Real estate expense increased $16 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to net construction deferral activity of $7 million in 2026 compared to $58 million in 2025, partially offset by decreases in costs of contract sales excluding fee-for-service of $20 million and selling expenses of $14 million.

Financing

	Three Months Ended March 31,		Variance
($ in millions)	2026	2025	$	%
Interest income	$128	$123	$5	4.1
Other financing revenue	13	10	3	30.0
Premium amortization of acquired timeshare financing receivables	(3)	(8)	5	(62.5)
Financing revenue	138	125	13	10.4
Consumer financing interest expense	32	29	3	10.3
Other financing expense	18	25	(7)	(28.0)
Amortization of acquired non-recourse debt discounts and premiums, net	1	1	—	—
Financing expense	51	55	(4)	(7.3)
Financing profit	$87	$70	$17	24.3
Financing profit margin	63.0%	56.0%
Financing revenue increased $13 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a decrease in the premium amortization of acquired timeshare financing receivables of $5 million and an increase in the average outstanding balance of the timeshare financing receivables portfolio.
Financing expense decreased $4 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a decrease in the provision for credit losses of the acquired portfolio of $7 million, offset by an increase in consumer financing interest expense of $3 million due to an increase in the average non-recourse debt balance.
Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended March 31,		Variance
($ in millions)	2026	2025	$	%
Club management revenue	$70	$72	$(2)	(2.8)
Resort management revenue	115	111	4	3.6
Resort and club management revenues	185	183	2	1.1
Club management expense	22	20	2	10.0
Resort management expense	37	34	3	8.8
Resort and club management expenses	59	54	5	9.3
Resort and club management profit	$126	$129	$(3)	(2.3)
Resort and club management profit margin	68.1%	70.5%
Resort and club management revenue remained consistent when comparing the three months ended March 31, 2026 to the same period in 2025.
Resort and club management expenses increased $5 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to employee-related expenses.

Rental and Ancillary Services

	Three Months Ended March 31,		Variance(1)
($ in millions)	2026	2025	$	%
Rental revenues	$183	$174	$9	5.2
Ancillary services revenues	14	13	1	7.7
Rental and ancillary services revenues	197	187	10	5.3
Rental expenses	204	195	9	4.6
Ancillary services expense	12	11	1	9.1
Rental and ancillary services expenses	216	206	10	4.9
Rental and ancillary services profit	$(19)	$(19)	$—	—
Rental and ancillary services profit margin	(9.6)%	(10.2)%
(1) NM - fluctuation in terms of percentage change is not meaningful.
Rental and ancillary services revenue increased $10 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by higher transient revenue as a result of increased occupied room nights and average daily rate.
Rental and ancillary services expenses increased $10 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase in maintenance fees on unsold inventory and other rental expenses.
Other Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2026	2025	$	%
General and administrative	$49	$46	$3	6.5
Depreciation and amortization	71	67	4	6.0
License fee expense	53	49	4	8.2
For the three months ended March 31, 2026, operating expenses increased when compared to the same period in 2025. Depreciation and amortization expense increased by $4 million primarily due to amortization expense of software intangibles. License fee expense increased by $4 million primarily due to licensing fees paid to Hilton. General and administrative increased by $3 million primarily due to employee-related expenses.
Acquisition and Integration-Related Expense

	Three Months Ended March 31,		Variance
($ in millions)	2026	2025	$	%
Acquisition and integration-related expense	$12	$28	$(16)	(57.1)
Acquisition and integration-related costs include direct expenses related to our recent acquisitions including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For the three months ended March 31, 2026, acquisition and integration-related costs decreased by $16 million compared to the same period in 2025, primarily due to decreases of $10 million in employee-related expenses and $5 million in professional services fees.

Non-Operating Expenses

	Three Months Ended March 31,		Variance (1)
($ in millions)	2026	2025	$	%
Interest expense	$73	$77	$(4)	(5.2)
Equity in earnings from unconsolidated affiliates	(5)	(5)	—	—
Other loss (gain), net	1	(6)	7	NM
Income tax expense	6	6	—	—
(1) NM - fluctuation in terms of percentage change is not meaningful
The change in non-operating expenses for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to other loss (gain), net and interest expense. The change in other loss (gain), net is primarily due to revaluation of our foreign currency transactions. The decrease in interest expense was primarily due to a decrease in the weighted average interest rate.
Net income attributable to noncontrolling interest

	Three Months Ended March 31,		Variance
($ in millions)	2026	2025	$	%
Net income attributable to noncontrolling interest	$2	$5	$(3)	(60.0)
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

	Three Months Ended March 31,		Variance(1)
($ in millions)	2026	2025	$	%
Net income (loss) attributable to stockholders	$66	$(17)	$83	NM
Net income attributable to noncontrolling interest	2	5	(3)	(60.0)
Net income (loss)	68	(12)	80	NM
Interest expense	73	77	(4)	(5.2)
Income tax expense	6	6	—	—
Depreciation and amortization	71	67	4	6.0
EBITDA	218	138	80	58.0
Other loss (gain), net	1	(6)	7	NM
Share-based compensation expense	11	12	(1)	(8.3)
Acquisition and integration-related expense	12	28	(16)	(57.1)
Other adjustment items(2)	9	13	(4)	(30.8)
Adjusted EBITDA	251	185	66	35.7
Adjusted EBITDA attributable to noncontrolling interest	2	5	(3)	(60.0)
Adjusted EBITDA attributable to stockholders	$249	$180	$69	38.3
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

	Three Months Ended March 31,		Variance(1)
($ in millions)	2026	2025	$	%
Net income (loss) attributable to stockholders	$66	$(17)	$83	NM
Net income attributable to noncontrolling interest	2	5	(3)	(60.0)
Net income (loss)	68	(12)	80	NM
Interest expense	73	77	(4)	(5.2)
Income tax expense	6	6	—	—
Depreciation and amortization	71	67	4	6.0
EBITDA	218	138	80	58.0
Other loss (gain), net	1	(6)	7	NM
Equity in earnings from unconsolidated affiliates	(5)	(5)	—	—
License fee expense	53	49	4	8.2
Acquisition and integration-related expense	12	28	(16)	(57.1)
General and administrative	49	46	3	6.5
Profit	$328	$250	$78	31.2

Real estate profit	$134	$70	$64	91.4
Financing profit	87	70	17	24.3
Resort and club management profit	126	129	(3)	(2.3)
Rental and ancillary services profit	(19)	(19)	—	—
Profit	$328	$250	$78	31.2
(1) NM - fluctuation in terms of percentage change is not meaningful.
We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 16: Business Segments in our unaudited condensed consolidated financial statements. The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA to Adjusted EBITDA Attributable to Stockholders:

	Three Months Ended March 31,		Variance
($ in millions)	2026	2025	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$211	$133	$78	58.6
Resort operations and club management(1)	128	133	(5)	(3.8)
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	5	5	—	—
License fee expense	(53)	(49)	(4)	8.2
General and administrative(2)	(40)	(37)	(3)	8.1
Adjusted EBITDA	251	185	66	35.7
Adjusted EBITDA attributable to noncontrolling interest	2	5	(3)	(60.0)
Total Adjusted EBITDA attributable to stockholders	$249	$180	$69	38.3
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

	Three Months Ended March 31,		Variance
($ in millions)	2026	2025	$	%
Fee-for-service commissions, package sales and other fees	$161	$142	$19	13.4
Less: Package sales and other fees(1)	(90)	(74)	(16)	21.6
Fee-for-service commissions	$71	$68	$3	4.4

Sales and marketing expense	$437	$425	$12	2.8
Less: Package sales and other fees(1)	(90)	(74)	(16)	21.6
Sales and marketing expense, net	$347	$351	$(4)	(1.1)
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
•As of March 31, 2026, we had total cash and cash equivalents of $261 million and restricted cash of $291 million. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
•During the three months ended March 31, 2026, we repurchased 3 million shares for $150 million, excluding the excise tax, under our share repurchase programs. See Note 14: Earnings Per Share for additional information.
•As of March 31, 2026, we had $591 million remaining borrowing capacity under the revolver facility.
•As of March 31, 2026, we had an aggregate of $150 million remaining borrowing capacity under our Timeshare Facility. As of March 31, 2026, we had $929 million of notes that were current on payments but not securitized. Of that figure, approximately $370 million could be monetized through either warehouse borrowing or securitization while another $367 million of mortgage notes we anticipate being eligible following certain customary milestones such as first payment, deeding and recording.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of March 31, 2026, our inventory-related purchase commitments totaled $212 million to be fulfilled over a period of 9 years.

Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,		Variance
($ in millions)	2026	2025	$
Net cash provided by (used in):
Operating activities	$128	$38	$90
Investing activities	(20)	(32)	12
Financing activities	(122)	(201)	79
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
The increase in net cash provided by operating activities for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to increases of $80 million in net income and provision for loan losses of $10 million.
The following table summarizes our VOI inventory spending:

	Three Months Ended March 31,
($ in millions)	2026	2025
VOI spending - owned properties(1)	$56	$58
Purchases and development of real estate for future conversion to inventory	15	52
Total VOI inventory spending	$71	$110
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
The decrease in net cash used in investing activities for the three months ended March 31, 2026 compared to the same period in 2025, was primarily due to decreased capital expenditures for property and equipment (excluding inventory).
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was $122 million compared to $201 million for the same period in 2025. The change was primarily due to net proceeds from debt and non-recourse debt of $43 million in 2026 compared to net payments of $36 million in 2025.
Share Repurchase Plans
On July 29, 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an aggregate of $600 million of its outstanding shares of common stock over a two-year period (the “2025 Repurchase Plan”). As of March 31, 2026, we had $278 million of remaining availability under the 2025 Repurchase Plan.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, marketing and license fee agreements and obligations associated with our debt, non-recourse debt and the related interest. As of March 31, 2026, we were committed to $9.3 billion in contractual obligations over 14 years,

$698 million of which will be fulfilled in the remainder of 2026. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 17: Commitments and Contingencies and Note 10: Debt and Non-recourse Debt for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $400 million as of March 31, 2026, that primarily consist of escrow and subsidy related bonds.
Subsequent Events
On April 16, 2026, we completed a $500 million securitization of timeshare loans through Hilton Grand Vacations Trust 2026-1 with an overall weighted average interest rate of 5.13% and an overall advance rate of 98%. The proceeds will be used to pay down debt and for other general corporate purposes.
On April 24, 2026, we entered into an asset purchase agreement to dispose of our interests in certain properties for the purpose of optimizing the overall quality of our resort portfolio. The proposed disposition is expected to close no later than the end of the third quarter of 2026, subject to customary closing conditions pursuant to the terms of the agreement.
On April 29, 2026, we completed the acquisition of the remaining 75% ownership interest that we did not previously own in BRE Ace LLC, which owns the Elara timeshare resort, from BRE Ace Holdings LLC, pursuant to a purchase agreement that we entered into on April 15, 2026. The purchase price was $129 million and is subject to certain post-closing adjustments based on the terms and conditions of the purchase agreement.
Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates. We manage our exposure to these risks by monitoring available financing alternatives and through pricing policies that may take into account currency exchange rates. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
Information with respect to this item may be found in Note 17: Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
As of March 31, 2026, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. These risk factors may be important to understanding statements in the Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part 1, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025, contain forward-looking statements, and they may not be the only risks facing the Company. The future business, results of operations and financial condition of the Company can be affected by the risk factors described in such reports and by other factors currently unknown, that management presently believes not to be material, that management has made certain forward-looking projections, estimates or assumptions on, or that may rapidly evolve, develop or change. Any one or more of such factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially and adversely from past, or from anticipated future financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, results of operations and financial condition and the trading price of our common stock. Because of these factors affecting our financial condition, key business operational metrics, and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Issuer Purchases of Equity Securities
During the three months ended March 31, 2026, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
January 1 - January 31, 2026	1,178,096	$46.15	1,178,096	$373,262,674
February 1 - February 28, 2026	1,079,994	46.97	1,079,994	322,537,141
March 1 - March 31, 2026	1,063,061	42.23	1,063,061	277,643,419
Total	3,321,151	$45.16	3,321,151
(1) Under our publicly announced 2025 Repurchase Plan, we may repurchase shares in the open market, in privately negotiated transactions or such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The timing and actual number of shares repurchased under any share repurchase plan will depend on a variety of factors, including the stock price, available liquidity and market conditions. The shares are retired upon repurchase. The share repurchase plans do not obligate HGV to repurchase any dollar amount or number of shares of common stock, and they may be suspended or discontinued at any time.
From April 1, 2026 through April 23, 2026, we repurchased approximately 0.9 million shares for $41 million. As of April 23, 2026, we had $237 million of remaining availability under the 2025 Repurchase Plan.
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
_____________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2026.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	President and Chief Financial Officer