Form 10-Q
period 2026-06-30
Hilton Grand Vacations Inc.
filed 2026-07-30
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 23, 2026 was 77,724,145.

HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$272	$239
Restricted cash	296	332
Accounts receivable, net	312	270
Timeshare financing receivables, net	3,591	3,115
Inventory	2,546	2,522
Property and equipment, net	899	859
Operating lease right-of-use assets, net	63	72
Investments in unconsolidated affiliates	20	63
Goodwill	1,986	1,985
Intangible assets, net	1,592	1,670
Other assets	657	410
TOTAL ASSETS (variable interest entities - $2,642 and $2,601)	$12,234	$11,537
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$1,169	$1,018
Advanced deposits	228	228
Debt, net	4,876	4,545
Non-recourse debt, net	2,896	2,716
Operating lease liabilities	79	89
Deferred revenue	864	637
Deferred income tax liabilities	864	864
Total liabilities (variable interest entities - $2,884 and $2,824)	10,976	10,097
Commitments and contingencies - see Note 18
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 78,017,947 shares issued and outstanding as of June 30, 2026, and 83,133,678 shares issued and outstanding as of December 31, 2025	1	1
Additional paid-in capital	1,230	1,276
Accumulated (deficit) retained earnings	(101)	34
Accumulated other comprehensive loss	(28)	(22)
Total stockholders' equity	1,102	1,289
Noncontrolling interest	156	151
Total equity	1,258	1,440
TOTAL LIABILITIES AND EQUITY	$12,234	$11,537
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Sales of VOIs, net	$507	$469	$962	$847
Fee-for-service commissions, package sales and other fees	158	165	319	307
Financing	144	126	282	251
Resort and club management	189	183	374	366
Rental and ancillary services	210	195	407	382
Cost reimbursements	150	128	299	261
Total revenues	1,358	1,266	2,643	2,414
Expenses
Cost of VOI sales	38	38	83	63
Sales and marketing	482	479	919	904
Financing	58	54	109	109
Resort and club management	61	56	120	110
Rental and ancillary services	220	203	436	409
General and administrative	67	58	116	104
Acquisition and integration-related	14	26	26	54
Depreciation and amortization	71	59	142	126
License fees	58	52	111	101
Loss on sale and impairment	48	1	48	1
Cost reimbursements	150	128	299	261
Total operating expenses	1,267	1,154	2,409	2,242
Interest expense	(70)	(79)	(143)	(156)
Equity in earnings from unconsolidated affiliates	2	6	7	11
Other gain (loss), net	—	4	(1)	10
Income before income taxes	23	43	97	37
Income tax expense	(8)	(15)	(14)	(21)
Net income	15	28	83	16
Net income attributable to noncontrolling interest	3	3	5	8
Net income attributable to stockholders	$12	$25	$78	$8
Earnings per share attributable to stockholders:
Basic	$0.15	$0.26	$0.97	$0.09
Diluted	$0.15	$0.25	$0.95	$0.08
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$15	$28	$83	$16
Derivative instrument adjustments, net of tax	—	(4)	—	(10)
Foreign currency translation adjustments, net of tax	(3)	6	(6)	5
Other comprehensive (loss) income, net of tax	(3)	2	(6)	(5)
Comprehensive income	12	30	77	11
Comprehensive income attributable to noncontrolling interest	3	3	5	8
Comprehensive income attributable to stockholders	$9	$27	$72	$3
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income	$83	$16
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142	126
Amortization of deferred financing costs, acquisition premiums and other	31	37
Provision for loan losses	211	180
Loss on sale and impairment	48	1
Other loss (gain), net	1	(10)
Share-based compensation	36	35
Deferred income tax expense	—	6
Equity in earnings from unconsolidated affiliates	(7)	(11)
Return on investment in unconsolidated affiliates	7	5
Net changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(28)	(123)
Timeshare financing receivables, net	(302)	(224)
Inventory	(17)	(63)
Purchases and development of real estate for future conversion to inventory	(29)	(61)
Other assets	(249)	(222)
Accounts payable, accrued expenses and other	109	99
Advanced deposits	(1)	9
Deferred revenue	227	299
Net cash provided by operating activities	262	99
Investing Activities
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(100)	—
Capital expenditures for property and equipment (excluding inventory)	(9)	(29)
Software capitalization costs	(32)	(37)
Net cash used in investing activities	(141)	(66)
Financing Activities
Proceeds from debt	1,285	1,427
Proceeds from non-recourse debt	1,469	1,690
Repayment of debt	(968)	(1,507)
Repayment of non-recourse debt	(1,594)	(1,511)
Payment of debt issuance costs	(13)	(13)
Repurchase and retirement of common stock	(300)	(300)
Payment of withholding taxes on vesting of restricted stock units	(18)	(8)
Proceeds from employee stock plan purchases	8	8
Proceeds from stock option exercises	19	2
Other	(3)	(1)
Net cash used in financing activities	(115)	(213)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(9)	6
Net decrease in cash, cash equivalents and restricted cash	(3)	(174)
Cash, cash equivalents and restricted cash, beginning of period	571	766
Cash, cash equivalents and restricted cash, end of period	568	592
Less: Restricted cash	296	323
Cash and cash equivalents	$272	$269
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2025	83	$1	$1,276	$34	$(22)	$151	$1,440
Net income	—	—	—	66	—	2	68
Activity related to share-based compensation	1	—	(3)	—	—	—	(3)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3)	—	(3)
Repurchase and retirement of common stock	(3)	—	(47)	(105)	—	—	(152)
Balance as of March 31, 2026	81	$1	$1,226	$(5)	$(25)	$153	$1,350
Net income	—	—	—	12	—	3	15
Activity related to share-based compensation	—	—	39	—	—	—	39
Employee stock plan issuance	—	—	8	—	—	—	8
Foreign currency translation adjustments, net of tax	—	—	—	—	(3)	—	(3)
Repurchase and retirement of common stock	(3)	—	(43)	(108)	—	—	(151)
Balance as of June 30, 2026	78	$1	$1,230	$(101)	$(28)	$156	$1,258

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2024	97	$1	$1,399	$352	$—	$143	$1,895
Net (loss) income	—	—	—	(17)	—	5	(12)
Activity related to share-based compensation	—	—	5	—	—	—	5
Foreign currency translation adjustments, net of tax	—	—	—	—	(1)	—	(1)
Derivative instrument adjustments, net of tax	—	—	—	—	(6)	—	(6)
Repurchase and retirement of common stock	(4)	—	(53)	(97)	—	—	(150)
Balance as of March 31, 2025	93	$1	$1,351	$238	$(7)	$148	$1,731
Net income	—	—	—	25	—	3	28
Activity related to share-based compensation	—	—	24	—	—	—	24
Employee stock plan issuance	—	—	8	—	—	—	8
Foreign currency translation adjustments, net of tax	—	—	—	—	6	—	6
Derivative instrument adjustments, net of tax	—	—	—	—	(4)	—	(4)
Repurchase and retirement of common stock	(4)	—	(57)	(96)	—	—	(153)
Balance as of June 30, 2025	89	$1	$1,326	$167	$(5)	$151	$1,640
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
Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for us and third parties; financing and servicing loans provided to consumers for their VOI purchases; operating resorts and timeshare plans; and managing our exchange programs. As of June 30, 2026, we had approximately 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Japan.
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
NOTE 3: ACQUISITION
On April 29, 2026 (“Elara Acquisition Date”), we completed the acquisition of the remaining 75% ownership interest in BRE Ace LLC (“Elara”), which owns the Elara timeshare resort, from BRE Ace Holdings LLC (the “Elara Acquisition”) for a total cash consideration of $131 million of which $3 million was accrued for within Accounts payable, accrued expenses and other as of June 30, 2026. The transaction resulted in a controlling 100% ownership interest in Elara. Costs related to the Elara Acquisition for the three and six months ended June 30, 2026 were $2 million, which were expensed as incurred, and reflected as Acquisition and integration-related expense in our unaudited condensed consolidated statements of income.
The Elara Acquisition expands our resort portfolio and increases our timeshare financing receivable base.
Prior to obtaining a controlling financial interest, we accounted for our 25% investment in Elara as an equity method investment. In accordance with the accounting for step-acquisitions, we recognized a loss of $1 million which was included in Other gain (loss), net in our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2026. The acquisition-date fair value of the previously held interest was based upon the grossed-up value of the cash consideration for the incremental 75% interest.
The following table presents the preliminary fair value of each class of consideration transferred in relation to the Elara Acquisition as of the Elara Acquisition Date:

($ in millions)
Cash consideration for incremental 75% interest	$131
Effective settlement of preexisting relationships(2)	$(7)
Total purchase consideration	$124
Fair value of previously held 25% ownership interest(3)	$44
Total allocatable value	$168
(1) The $131 million of cash consideration for the incremental 75% interest consists of $128 million paid on April 29, 2026 upon completion of the Elara Acquisition and $3 million accrued for within Accounts payable, accrued expenses and other as of June 30, 2026 for certain post-closing adjustments based on the terms and conditions of the purchase agreement.
(2) The amount primarily represents our effective settlement of outstanding payables to Elara. No gain or loss was recognized upon settlement as amounts were determined to be reflective of fair market value.
(3) The amount was determined based upon the grossed up value of the cash consideration for the incremental 75% interest.
Preliminary Fair Values of Assets Acquired and Liabilities Assumed
We accounted for the Elara Acquisition as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value as of the Elara Acquisition Date. The preliminary fair values of the assets acquired and liabilities assumed, which are presented in the table below, and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as information compiled by management, including the books and records of Elara. Our estimates and assumptions are subject to change during the measurement period, not to exceed one-year from the Elara Acquisition Date. The Elara Acquisition could necessitate the need to use the full one-year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the Elara Acquisition Date. Any potential adjustments made could be material in relation to the values presented in the table below.
As discussed more fully below, the primary areas of the purchase price allocation that are not yet finalized include the following: (1) finalizing the review and valuation of acquired inventory (including key assumptions, inputs and estimates), (2) finalizing the review and valuation of acquired property and equipment (including key assumptions, inputs and estimates) and assigning the remaining useful lives to the depreciable assets; (3) finalizing the review and valuation of acquired timeshare financing receivables (including key assumptions, inputs and estimates); and (4) finalizing the review and valuation of other acquired assets and assumed liabilities, including debt assumed.

($ in millions)	Preliminary Amounts Recognized as of the Elara Acquisition Date
Assets acquired
Cash and cash equivalents	$9
Restricted cash	20
Accounts receivable	4
Timeshare financing receivables, net(1)	411
Inventory	37
Property and equipment	11
Other assets	4
Total assets acquired	$496
Liabilities assumed
Accounts payable, accrued expenses and other	11
Advanced deposits	1
Debt	7
Non-recourse debt	310
Total liabilities assumed	329
Net assets acquired	$167

Total purchase consideration	$124
Plus: Fair value of previously held 25% ownership interest	$44
Less: Net assets acquired	$167
Goodwill(2)	$1
(1)The $411 million of Timeshare financing receivables, net includes $293 million of securitized timeshare financing receivables,net and $118 million unsecuritized timeshare financing receivables, net.
(2)Goodwill is calculated as total purchase consideration transferred plus the fair value of previously held 25% ownership interest less net assets acquired. It represents the benefit we expect to achieve from the expanded resort portfolio.
Timeshare Financing Receivables
We acquired timeshare financing receivables, net which consist of loans to customers who purchased vacation ownership products and chose to finance their purchases. These timeshare financing receivables, net are collateralized by the underlying VOIs and generally have 10-year amortizing repayment terms. We preliminarily estimated the fair value of the timeshare financing receivables using a discounted cash flow model, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivables. Our preliminarily estimated fair value of securitized timeshare financing receivables, net, is $293 million and unsecuritized timeshare financing receivables, net is $118 million. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default, severity and prepayment assumptions, which could result in changes to our preliminary estimate. See Note 6: Timeshare Financing Receivables, net for additional information.
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

Property and Equipment
We acquired property and equipment, which includes buildings and improvements, furniture, fixtures and equipment. For our preliminary analysis, we estimated the fair value of the property and equipment using the cost approach. In determining the fair value using the cost approach, we estimated the reproduction cost by applying BLS trending indices to the historical capitalized costs within the fixed asset details. In addition, furniture, fixtures, and equipment assets were held at their carrying value, which is our best estimate of fair value at this time given the information available. We are continuing to assess the cost assumptions and property conditions, which could result in changes to these preliminary values.
Debt
As part of the acquisition and consideration transferred, we assumed $7 million of Elara's existing corporate debt and accrued interest. As this debt was settled shortly after the Elara Acquisition Date, fair value was assumed to approximate carrying value.
Non-Recourse Debt
We preliminarily estimated the fair value of the securitized debt using a discounted cash flow model under the income approach. The significant assumptions in our analysis include default rates, prepayment rates, bond interest rates and other structural factors. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default and prepayment assumptions, which could result in changes to our preliminary estimate.
Goodwill
We have recorded a preliminary estimate of $1 million of goodwill in connection with the Elara Acquisition. We have allocated the acquired goodwill to our Real Estate Sales and Financing segment. Our allocations may change throughout the measurement period as we continue to finalize the fair value of assets acquired and liabilities assumed in the Elara Acquisition. The majority of goodwill is expected to be deductible for tax purposes.
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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Sales and Financing Segment	2026	2025	2026	2025
Sales of VOIs, net	$507	$469	$962	$847
Fee-for-service commissions, package sales and other fees	158	165	319	307
Interest income	133	114	258	229
Other financing revenue	11	12	24	22
Real estate sales and financing segment revenues	$809	$760	$1,563	$1,405

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Resort Operations and Club Management Segment	2026	2025	2026	2025
Club management	$72	$70	$142	$142
Resort management	117	113	232	224
Rental(1)	194	180	377	354
Ancillary services	16	15	30	28
Resort operations and club management segment revenues	$399	$378	$781	$748
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
The following table provides information on our contracts with customers which are included in Accounts receivable, net and Timeshare financing receivables, net on our condensed consolidated balance sheets:

($ in millions)
Receivables from contracts with customers:	June 30, 2026	December 31, 2025
Accounts receivable, net	$224	$200
Timeshare financing receivables, net(1)	3,591	3,115
Total	$3,815	$3,315
(1) Includes $816 million and $528 million of acquired timeshare financing receivables, net, as of June 30, 2026 and December 31, 2025.
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
The following table presents the composition of our contract liabilities:

($ in millions)
Contract liabilities:	June 30, 2026	December 31, 2025
Advanced deposits	$228	$228
Deferred sales of VOIs of projects under construction	539	460
Club activation fees and annual dues	152	74
Bonus point incentive liability(1)	113	113
Other	111	42
Total	1,143	917
(1)The balance includes $51 million and $52 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the three and six months ended June 30, 2026, which was included in the contract liabilities balance at December 31, 2025, was $66 million and $179 million.
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

($ in millions)	June 30, 2026	December 31, 2025
Sales of VOIs, net	$539	$460
Cost of VOI sales	152	133
Sales and marketing expense	88	74
During the six months ended June 30, 2026, we deferred $116 million of Sales of VOI, net related to projects under construction, which were partially offset by a recognition of $37 million of Sales of VOI, net related to the completion of a project in Japan. We expect to recognize the revenue, costs of VOI sales and direct selling costs related to the project under construction as of June 30, 2026, upon its planned completion by the end of 2026.

The following table includes the remaining transaction price related to our contract liabilities as of June 30, 2026:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$228	18 months	Upon customer stays
Club activation fees	82	7 years	Straight-line basis over average inventory holding period
Bonus point incentive liability	113	18 - 30 months	Upon redemption
Annual club dues	70	1 year	Straight-line basis
Other	111	1 year	Straight-line basis
Revenue allocated to remaining performance obligations for management fees, which includes unearned revenue and amounts expected to be invoiced and recognized as revenue for the remainder of 2026, was $153 million as of June 30, 2026.
NOTE 5: ACCOUNTS RECEIVABLE
Accounts receivable are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	June 30, 2026	December 31, 2025
Fee-for-service commissions	$16	$18
Real estate and financing	45	40
Resort and club operations	163	142
Tax receivables	88	66
Other receivables	—	4
Total	$312	$270
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables and use these as a basis for how we develop our expected loss estimates.
The changes in our allowance were as follows during the six months ended June 30, 2026:

($ in millions)	Fee-for-service commissions	Real estate and financing	Resort and club operations	Total
Balance as of December 31, 2025	$30	$62	$1	$93
Current period provision for expected credit losses	4	13	14	31
Write-offs charged against the allowance(1)	(25)	(29)	(1)	(55)
Balance as of June 30, 2026	$9	$46	$14	$69
(1)Write-offs in Fee-for-service commissions include settlement of preexisting relationship as part of the Elara Acquisition.

NOTE 6: TIMESHARE FINANCING RECEIVABLES
We define our timeshare financing receivables portfolio as (i) originated and (ii) acquired. Our originated portfolio represents timeshare financing receivables that were originated by the businesses that we acquired subsequent to each respective acquisition date and all HGV timeshare financing receivables. Our acquired portfolio includes all timeshare financing receivables acquired that existed as of the respective acquisition dates.
The following table presents the components of each portfolio by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Securitized	$2,116	$1,734	$583	$373
Unsecuritized(1)	1,854	1,931	425	276
Timeshare financing receivables, gross	3,970	3,665	1,008	649
Unamortized non-credit acquisition net premium	—	—	27	34
Less: allowance for financing receivables losses	(1,195)	(1,078)	(219)	(155)
Timeshare financing receivables, net	$2,775	$2,587	$816	$528
(1)Includes amounts used as collateral to secure a non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
As of June 30, 2026 and December 31, 2025, we had timeshare financing receivables of $297 million and $710 million securing the Timeshare Facility.
We recognize interest income on our timeshare financing receivables as earned. As of both June 30, 2026 and December 31, 2025, we had interest receivable outstanding of $26 million on our originated timeshare financing receivables. As of June 30, 2026 and December 31, 2025, we had interest receivable outstanding of $6 million and $4 million on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of June 30, 2026, our originated timeshare financing receivables had interest rates ranging from 2.0% to 25.8%, a weighted-average interest rate of 14.4%, a weighted-average remaining term of 9.0 years and maturities through 2041. Our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 14.9%, a weighted-average remaining term of 6.7 years and maturities through 2041.
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

The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2025	$1,078	$155
Initial allowance for financing receivables acquired during the period	—	96
Provision for financing receivables losses(1)	217	—
Write-offs	(107)	(39)
Inventory recoveries	—	14
Upgrades(2)	7	(7)
Balance as of June 30, 2026	$1,195	$219

($ in millions)	Originated	Acquired
Balance as of December 31, 2024	$804	$268
Provision for financing receivables losses(1)	167	13
Write-offs	(84)	(132)
Inventory recoveries	—	57
Upgrades(2)	17	(17)
Balance as of June 30, 2025	$904	$189
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
Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of June 30, 2026 mature as follows:

($ in millions)	Originated Timeshare Financing Receivables
Year	Securitized	Unsecuritized	Total
2026 (remaining)	$85	$61	$146
2027	181	122	303
2028	196	133	329
2029	211	148	359
2030	229	167	396
Thereafter	1,214	1,223	2,437
Total	$2,116	$1,854	$3,970
Acquired Timeshare Financing Receivables
Our acquired timeshare financing receivables were purchased credit deteriorated (“PCD”) assets and purchased seasoned loans (“PSL”) assets. These notes receivable were initially recognized at their purchase price, represented by the acquisition date fair value, and subsequently “grossed-up” by our acquisition date assessment of the allowance for credit losses. In the first quarter of 2026, we early adopted the amendments to ASC 326, Credit Losses, which expands the use of the gross-up approach at acquisition to all PSL assets consistent with the accounting of PCD assets. Purchased financial assets with credit deterioration had a par value of $94 million at the Elara acquisition date, compared to a purchase price of $46 million, reflecting an allowance for credit losses of $43 million and a $5 million discount to attributable to non-credit factors.
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
Our acquired timeshare financing receivables as of June 30, 2026 mature as follows:

($ in millions)	Acquired Timeshare Financing Receivables
Year	Securitized	Unsecuritized	Total
2026 (remaining)	$41	$26	$67
2027	84	55	139
2028	84	55	139
2029	84	50	134
2030	78	48	126
Thereafter	212	191	403
Total	$583	$425	$1,008
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
Originated Timeshare Financing Receivables
Our originated gross balances by FICO score of our originated timeshare financing receivables are below:

($ in millions)	Originated
FICO score(1)	June 30, 2026	December 31, 2025
700+	$2,693	$2,492
600-699	824	756
<600	89	74
No score(2)	364	343
Total	$3,970	$3,665
(1)During the first quarter of 2026, we updated our credit quality indicator disclosures to the use of a single FICO score from average FICO score, which is reflected in the table above.
(2)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our gross originated timeshare financing receivables by the origination year and FICO score as of June 30, 2026:

($ in millions)	Originated Timeshare Financing Receivables
FICO score	2026	2025	2024	2023	2022	Prior	Total
700+	$717	$970	$507	$218	$156	$125	$2,693
600-699	188	299	173	75	52	37	824
<600	28	31	14	7	5	4	89
No score(1)	80	121	86	34	17	26	364
Total	$1,013	$1,421	$780	$334	$230	$192	$3,970

Current period gross write-offs	$—	$5	$22	$35	$23	$22	$107
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of June 30, 2026 and December 31, 2025, we had ceased accruing interest on originated timeshare financing receivables with an aggregate principal balance of $514 million and $430 million. The following table details an aged analysis of our gross timeshare receivables balance:

	Originated - Securitized		Originated - Unsecuritized
($ in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Current	$2,030	$1,667	$1,337	$1,482
31 - 90 days past due	51	45	38	41
91 - 120 days past due	20	16	12	16
121 days and greater past due	15	6	467	392
Total	$2,116	$1,734	$1,854	$1,931
Acquired Timeshare Financing Receivables
Our gross balances by FICO score of our acquired timeshare financing receivables are below:

($ in millions)	Acquired
FICO score(1)	June 30, 2026	December 31, 2025
700+	$666	$366
600-699	251	187
<600	24	12
No score(2)	67	84
Total	$1,008	$649
(1)During the first quarter of 2026, we updated our credit quality indicator disclosures to the use of a single FICO score from average FICO score, which is reflected in the table above.
(2)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our gross acquired timeshare financing receivables by the origination year and FICO score as of June 30, 2026:

($ in millions)	Acquired Timeshare Financing Receivables
FICO score	2026	2025	2024	2023	2022	Prior	Total
700+	$44	$99	$78	$165	$93	$187	$666
600-699	9	21	19	61	42	99	251
<600	2	3	2	3	2	12	24
No score(1)	—	1	1	17	11	37	67
Total	$55	$124	$100	$246	$148	$335	$1,008

Current period gross write-offs	$—	$—	$3	$14	$9	$13	$39
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of June 30, 2026 and December 31, 2025, we had ceased accruing interest on acquired timeshare financing receivables with an aggregate principal balance of $226 million and $152 million. The following table details an aged analysis of our gross timeshare receivables balance:

	Acquired - Securitized		Acquired - Unsecuritized
($ in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Current	$557	$357	$203	$125
31 - 90 days past due	16	9	6	6
91 - 120 days past due	6	6	4	2
121 days and greater past due	4	1	212	143
Total	$583	$373	$425	$276
As of June 30, 2026 and December 31, 2025, our consolidated aged gross receivables balances across both our originated and acquired portfolios consisted of the following:

($ in millions)	June 30, 2026	December 31, 2025
Current	$4,127	$3,631
31 - 90 days past due	111	101
91 - 120 days past due	42	40
121 days and greater past due	698	542
Total(1)	$4,978	$4,314
(1) As of June 30, 2026, the consolidated aged gross receivables related to the Elara Acquisition were $414 million current, $10 million 31 - 90 days past due, $4 million 91 - 120 days past due and $66 million 121 days and greater past due.
NOTE 7: INVENTORY
Inventory was comprised of the following:

($ in millions)	June 30, 2026	December 31, 2025
Completed unsold VOIs	$2,046	$2,026
Construction in process	499	495
Land, infrastructure and other	1	1
Total	$2,546	$2,522

The table below presents cost of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Cost of sales true-up(1)	$14	$9	$25	$26
(1)For the three and six months ended June 30, 2026 and 2025, the cost of sales true-up decreased cost of VOI sales and increased inventory.
NOTE 8: CONSOLIDATED VARIABLE INTEREST ENTITIES
We consolidate VIEs for which we have determined that we are the primary beneficiary. The activities of these entities are limited primarily to purchasing qualifying non-recourse timeshare financing receivables from us and issuing debt securities and/or borrowing under a debt facility to facilitate such purchases. The timeshare financing receivables held by these entities are not available to our creditors and are not our legal assets, nor is the debt that is securitized through these entities a legal liability to us.
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
As part of the Elara Acquisition, we acquired the variable interests in the entities associated with Elara's outstanding timeshare financing receivables securitization transactions. They have been aggregated for disclosure purposes as they are similar in nature to our previously established VIEs. See Note 11: Debt and Non-recourse Debt for additional information.
Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	June 30, 2026	December 31, 2025
Restricted cash	$120	$142
Timeshare financing receivables, net	2,496	2,435
Non-recourse debt, net	2,879	2,690
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the six months ended June 30, 2026. These amounts are included within Financing revenue and Financing expense in the unaudited condensed consolidated statement of income.

($ in millions)
Interest income	$198
Interest expense	61
Debt issuance cost amortization	7
Administrative expenses	5
Cash paid for interest associated with our non-recourse debt was $61 million and $50 million for the six months ended June 30, 2026 and 2025. See our unaudited condensed consolidated statements of cash flows for additional information related to borrowings and payments on our Non-recourse debt.
NOTE 9: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of June 30, 2026, we had an ownership interest in 1776 Holding LLC, which is a VIE. We do not consolidate 1776 Holding LLC because we are not the primary beneficiary. This unconsolidated affiliate had an aggregated debt balance of $37 million as of June 30, 2026.
As of December 31, 2025, we had ownership interests in 1776 Holding LLC and Elara, which were VIEs that we did not consolidate because we were not the primary beneficiary. These unconsolidated affiliates had an aggregated debt balance of $400 million as of December 31, 2025. During the second quarter of 2026, we acquired the ownership interests in Elara not owned by us in the Elara Acquisition. As of the Elara Acquisition Date, it ceased to qualify as a variable interest entity and is now consolidated as a wholly owned subsidiary. See Note 3: Acquisition for additional information.

The debt of the unconsolidated VIEs is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interest in the unconsolidated affiliate is primarily limited to (i) the carrying amount of the investments, which totaled $20 million and $63 million as of June 30, 2026 and December 31, 2025, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 16: Related Party Transactions for additional information.
During the six months ended June 30, 2026, we received a cash distribution of $4 million from our investment in 1776 Holding LLC and a cash distribution of $3 million from our investment in Elara prior to the Elara Acquisition.
For these VIEs, our investment interests are included in the condensed consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the unaudited condensed consolidated statements of income as Equity in earnings from unconsolidated affiliates.
NOTE 10: INTANGIBLE ASSETS
Intangible assets and related accumulated amortization were as follows:

	June 30, 2026
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(29)	$19
Management contracts	1,869	(664)	1,205
Club member relationships	174	(100)	74
Capitalized software	381	(251)	130
Marketing agreements	154	(28)	126
Other contract-related intangible assets	50	(12)	38
Total	$2,676	$(1,084)	$1,592

	December 31, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(27)	$21
Management contracts	1,869	(605)	1,264
Club member relationships	174	(93)	81
Capitalized software	349	(217)	132
Marketing agreements	154	(22)	132
Other contract-related intangible assets	50	(10)	40
Total	$2,644	$(974)	$1,670
Amortization expense on intangible assets was $55 million and $52 million for the three months ended June 30, 2026 and 2025, and $110 million and $102 million for the six months ended June 30, 2026 and 2025.

NOTE 11: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	Interest Rate	June 30, 2026	December 31, 2025
Debt(1)
Senior secured credit facility
Term loan A due 2028	5.294%	$400	$400
Term loan B due 2028	5.644%	847	851
Term loan B due 2031	5.644%	882	887
Revolver due 2030(2)	5.275%	465	130
Senior notes due 2029	5.000%	850	850
Senior notes due 2031	4.875%	500	500
Senior notes due 2032	6.625%	900	900
Other debt		82	85
Total debt, gross		4,926	4,603
Less: unamortized deferred financing costs and discounts(3)		(50)	(58)
Total debt, net		$4,876	$4,545
(1)As of June 30, 2026 and December 31, 2025, weighted-average interest rates were 5.626% and 5.691%.
(2)Unamortized deferred financing costs of $2 million and $3 million as of June 30, 2026 and December 31, 2025 related to our revolving facility are included in Other assets in our condensed consolidated balance sheets.
(3)Amount includes unamortized deferred financing costs of $46 million and $53 million as of June 30, 2026 and December 31, 2025. This amount also includes unamortized original issuance discounts of $4 million and $5 million as of June 30, 2026 and December 31, 2025.
Senior secured credit facility
As of June 30, 2026, we had $72 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of June 30, 2026. As of June 30, 2026, we have $463 million remaining borrowing capacity under the revolver facility.
On July 17, 2026, we refinanced our Term Loan B due 2028 with an amended $850 million Term Loan B due 2033. The Term Loan B pricing remained unchanged at SOFR plus 2.00%.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the SOFR-based senior secured credit facility. As of June 30, 2026, these interest rate swaps convert the SOFR-based variable rate on our Term Loan B due 2028 to average fixed rates of 1.55% per annum with maturities between 2026 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of June 30, 2026, the aggregate notional values of the interest rate swaps under our Term Loan B due 2028 was $550 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our condensed consolidated balance sheets. As of each of June 30, 2026 and December 31, 2025, the estimated fair value of our cash flow hedges was $18 million. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive loss for presentation purposes. We classify cash inflows and outflows from derivatives that hedge interest rate risk within operating activities in the unaudited condensed consolidated statements of cash flows.
The following table reflects the activity, net of tax, in Accumulated other comprehensive loss related to our derivative instruments during the six months ended June 30, 2026:

Net unrealized gain on derivative instruments
Balance as of December 31, 2025	$14
Other comprehensive loss before reclassifications, net	4
Reclassifications to net income	(4)
Balance as of June 30, 2026	$14

Senior Notes due 2032
The Senior Notes due 2032 are guaranteed on a senior secured basis by certain of our subsidiaries. We were in compliance with all applicable financial covenants as of June 30, 2026.
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of June 30, 2026.
Cash paid for interest on our corporate debt, net was $137 million and $148 million for the six months ended June 30, 2026 and 2025.
Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	Weighted Average Interest Rate	June 30, 2026	December 31, 2025
Non-recourse debt(1)
Timeshare Facility due 2029(2)	4.779%	$245	$615
Securitized Debt due 2034- 2045(3)	5.056%	2,668	2,106
Quorum Purchase Facility due 2034	5.023%	3	4
NBA Receivables Facility due 2031	5.394%	17	26
Total non-recourse debt, gross		2,933	2,751
Less: unamortized deferred financing costs and discount(4)		(37)	(35)
Total non-recourse debt, net		$2,896	$2,716
(1)As of June 30, 2026 and December 31, 2025, weighted-average interest rates were 5.035% and 5.019%.
(2)Unamortized deferred financing costs of $2 million as of June 30, 2026 relating to the Timeshare Facility included in Other Assets in our consolidated balance sheet.
(3)Interest rates as of June 30, 2026 range from 1.410% to 6.614%.
(4)Amount includes unamortized deferred financing costs of $34 million and $30 million as of June 30, 2026 and December 31, 2025, and unamortized discounts of $3 million and $5 million as of June 30, 2026 and December 31, 2025.
Timeshare Facility
The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In May 2026, we renewed our Timeshare Facility agreement under new terms, which included increasing the facility size from $850 million to $1.0 billion, extending the commitment and maturity period to May 2028 and May 2029, respectively, and permitting to pledge as collateral certain Elara timeshare loans. Concurrently with the renewal, we terminated the Elara Timeshare Facility agreement assumed as a result of the Elara Acquisition. As of June 30, 2026, our Timeshare Facility has a remaining borrowing capacity of $755 million.
Securitized Debt
In April 2026, we completed a securitization of approximately $500 million of gross timeshare financing receivables and issued approximately $210 million of 4.67% notes, $161 million of 5.01% notes, $83 million of 5.36% notes and $46 million of 7.21% due February 2043. The advance rate for this transaction was 98%. The issued notes are backed by pledged assets, consisting of a pool of HGV, Diamond Resorts, and Bluegreen Vacations collateral combined, secured by first mortgages, first deeds of trust, membership interests or timeshare interests (other than a fee simple interest in real estate) and a letter of credit. The notes are a non-recourse obligation and are payable solely from the timeshare financing receivables pledged as collateral for the notes. The proceeds of the notes were used to pay down debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $6 million in debt issuance costs.
In June 2026, we completed a securitization of approximately $300 million of gross timeshare financing receivables and issued approximately $119 million of 4.83% notes, $99 million of 5.10% notes, $51 million of 5.54% notes and $31 million of 6.00% due March 2045. The advance rate for this transaction was 98%. The issued notes are backed by pledged assets, consisting of a pool of HGV, Diamond Resorts, and Bluegreen Vacations collateral combined, secured by first mortgages, first deeds of trust, membership interests or timeshare interests (other than a fee simple interest in real estate) and a letter of credit. The notes are a non-recourse obligation and are payable solely from the timeshare financing receivables pledged as collateral for the notes. The proceeds of the notes were used to pay down in part some of our existing debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $5 million in debt issuance costs.
As part of the Elara Acquisition, we assumed securitized debt which was collateralized by the acquired timeshare financing receivables. They have been aggregated for disclosure purposes as they are similar in nature to our historical securitized transactions.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $120 million and $142 million as of June 30, 2026 and December 31, 2025, and were included in Restricted cash in our condensed consolidated balance sheets.
NBA Receivables Facility
Recourse on the NBA Receivables Facility is generally limited to the greater of 15% of the outstanding borrowings and $5 million, subject to certain exceptions.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of June 30, 2026 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2026 (remaining six months)	$12	$338	$350
2027	22	575	597
2028	1,257	469	1,726
2029	871	620	1,491
2030	483	298	781
Thereafter	2,281	633	2,914
Total	$4,926	$2,933	$7,859
NOTE 12: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	June 30, 2026
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net	$3,591	$—	$3,943
Liabilities:
Debt, net	4,876	4,340	566
Non-recourse debt, net	2,896	2,674	263

	December 31, 2025
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net	$3,115	$—	$3,419
Liabilities:
Debt, net	4,545	4,352	233
Non-recourse debt, net	2,716	2,128	640

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
The estimated fair values of our Level 2 derivative financial instruments were determined utilizing projected future cash flows discounted based on an expectation of future interest rates derived from observable market interest rate curves and market volatility. See Note 11: Debt and Non-recourse Debt above.
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
NOTE 13: INCOME TAXES
The effective tax rate for the three months ended June 30, 2026 and 2025 was approximately 40% and 38%. The effective tax rate for the six months ended June 30, 2026 and 2025 was approximately 15% and 72%. The effective tax rate increase quarter over quarter is primarily due to the overall change in earnings. The effective tax rate decrease year over year is primarily due to the impact of discrete items relative to the change in overall earnings. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21% is primarily due to discrete tax benefits, partially offset by state and foreign income taxes. Our discrete items are primarily related to unrecognized tax benefits.
Cash paid for income taxes, net of refunds, was $47 million and $130 million for the six months ended June 30, 2026 and 2025.
NOTE 14: SHARE-BASED COMPENSATION
Stock Plan
The 2023 Omnibus Incentive Plan (“2023 Plan”) authorizes the issuance of restricted stock units (“Service RSUs” or “RSUs”), nonqualified stock options (“Options”), and time and performance-vesting restricted stock units (“Performance RSUs” or “PSUs”) to certain employees and directors. On May 6, 2026, our stockholders approved an amendment (the “Amendment”) to the 2023 Plan. The Amendment added 1,250,000 shares of our common stock to the number of shares reserved for issuance under the 2023 Plan. As of June 30, 2026, there were 2,433,942 shares of common stock available for future issuance under the 2023 Plan. We recognized share-based compensation expense of $25 million and $22 million for the three months ended June 30, 2026 and 2025 and $35 million and $34 million for the six months ended June 30, 2026 and 2025.
As of June 30, 2026, unrecognized compensation cost for unvested awards was approximately $94 million, which is expected to be recognized over a weighted average period of 1.9 years.
Service RSUs
During the six months ended June 30, 2026, we issued 1,093,806 Service RSUs with a weighted-average grant date fair value of $42.76, which generally vest in annual installments over three years from the date of grant, subject to the individual’s continued employment through the applicable vesting date.
Options
During the six months ended June 30, 2026, we did not grant any Options. As of June 30, 2026, we had 1,604,764 Options outstanding that were exercisable.
Performance RSUs
During the six months ended June 30, 2026, we issued 489,848 Performance RSUs with a weighted-average grant date fair value of $42.27. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.
We determined that the performance conditions for our Performance RSUs are probable of achievement, and we recognized compensation expense based on the number of Performance RSUs we expect to vest.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017 and was subsequently amended in 2022. In connection with the ESPP, we reserved 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. We recognized less than $1 million of compensation expense related to this plan for both of the three months ended June 30, 2026 and 2025. We recognized $1 million of compensation expense related to this plan for both of the six months ended June 30, 2026 and 2025.
NOTE 15: EARNINGS PER SHARE
The following tables present the calculation of our basic and diluted earnings per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares outstanding in millions, except per share amounts)	2026	2025	2026	2025
Net income attributable to stockholders	$12	$25	$78	$8

Earnings per share(1)
Basic	$0.15	$0.26	$0.97	$0.09
Diluted	$0.15	$0.25	$0.95	$0.08

Basic weighted average shares outstanding	79.3	91.2	80.6	93.3
RSUs(2), PSUs(3), Options(4) and ESPP	1.6	1.0	1.7	1.2
Diluted weighted average shares outstanding	80.9	92.2	82.3	94.5
(1)Earnings per share amounts are calculated using whole numbers.
(2) Excludes approximately 11,000 and 5,000 shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and six months ended June 30, 2026. Also excludes approximately 957,000 and 740,000 shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and six months ended June 30, 2025. These RSUs could potentially dilute EPS in the future.
(3) There were no shares of PSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and six months ended June 30, 2026. Also, excludes approximately 243,000 and 1,000 shares of PSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and six months ended June 30, 2025. These PSUs could potentially dilute EPS in the future.
(4) Excludes approximately 428,000 and 567,000 shares of Options that would have been anti-dilutive to EPS under the treasury stock method for the three and six months ended June 30, 2026. Also excludes approximately 1,649,000 and 1,195,000 shares of Options that would have been anti-dilutive to EPS under the treasury stock method for the three and six months ended June 30, 2025. These Options could potentially dilute EPS in the future.
Share Repurchases
On July 29, 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an aggregate of $600 million of our outstanding shares of common stock over a two-year period (the “2025 Repurchase Plan”.
The following table summarizes stock repurchase activity under the current and previous share repurchase programs as of June 30, 2026:

(in millions)	Shares	Cost
As of December 31, 2025	56	$2,149
Repurchases	6	300
As of June 30, 2026	62	$2,449
From July 1, 2026 through July 23, 2026, we repurchased approximately 0.5 million shares for $25 million. As of July 23, 2026, we had $103 million of remaining availability under the 2025 Repurchase Plan.

NOTE 16: RELATED PARTY TRANSACTIONS
1776 Holding, LLC and Elara
We hold an ownership interest in 1776 Holding, LLC, a VIE, which owns the Liberty Place Charleston timeshare resort property located in Charleston, South Carolina.
We previously held a minority ownership interest in Elara, a VIE, which owns the Elara timeshare resort property located in Las Vegas, Nevada. On April 29, 2026, Elara ceased to be a related party as a result of the Elara Acquisition. See Note 3: Acquisition for additional information.
We record Equity in earnings from our unconsolidated affiliates in our unaudited condensed consolidated statements of income. See Note 9: Investments in Unconsolidated Affiliates for additional information. Additionally, we earn commissions and other fees related to fee-for-service agreements with the investees to sell VOIs at Liberty Place Charleston timeshare resort and at Elara prior to acquisition. These amounts are summarized in the following table and are included in Fee-for-service commissions, package sales and other fees on our unaudited condensed consolidated statements of income as of the date they became related parties.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Equity in earnings from unconsolidated affiliates	$2	$6	$7	$11
Commissions and other fees	14	39	50	78
We also had $2 million and $3 million of outstanding receivables related to these fee-for-service agreements included in Accounts receivable, net on our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
Apollo Global Management Inc. (“Apollo”)
As part of the Diamond Acquisition in 2021, Apollo obtained more than 20% of our common stock at the time of the acquisition. On June 2, 2026, we and certain entities managed by affiliates of Apollo Global Management, Inc. (the “Selling Stockholders”) entered into an underwriting agreement (the “Underwriting Agreement”) with Wells Fargo Securities, LLC, as representative of the underwriters named therein, including Apollo Global Securities, LLC, an affiliate of the Selling Stockholders (collectively, the “Underwriters”), in connection with the offer and sale by the Selling Stockholders of 5,000,000 shares of our common stock (the “Offering”). On June 22, 2026, the Underwriters purchased an additional 750,000 shares of our common stock in connection with the exercise of their option to purchase additional shares from the Selling Stockholders.
As part of the Offering, we repurchased, and subsequently retired, 750,000 shares of our common stock under our Share Repurchase Plans from the Underwriters (the “Share Repurchase”) for an aggregate purchase price of $38 million (or $50.00 per share), which was the same per share price paid by the Underwriters to the Selling Stockholders.
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
The table below presents revenues for our reportable segment results which include the acquired Elara operations, within both segments as of the Elara Acquisition Date, reconciled to consolidated amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Revenues:
Real estate sales and financing	$809	$760	$1,563	$1,405
Resort operations and club management(1)	430	405	832	796
Total segment revenues	1,239	1,165	2,395	2,201
Cost reimbursements	150	128	299	261
Intersegment eliminations(1)	(31)	(27)	(51)	(48)
Total revenues	$1,358	$1,266	$2,643	$2,414
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. We account for intersegment revenues as if they were sales to third parties at current market prices.

The following tables present Adjusted EBITDA for our reportable segments:

($ in millions)
For the three months ended June 30, 2026	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$809		$399		$1,208
Intersegment revenues	—		31		31
Total segment revenues	809		430		1,239	(a)
Less:
Cost of VOI sales	38		—		38
Selling expense	200		—		200
Marketing expense	267		—		267
Financing expense	58		—		58
Club expense	—		24		24
Property management expense	—		37		37
Rental expense	—		207		207
Other expenses	15		13		28
Total segment expenses	578	(b)	281	(c)	859
Other:
Share-based compensation expense	6		4		10
Other segment adjustment items	5		1		6	(d)
Intersegment elimination	(31)		—		(31)	(a)
Segment Adjusted EBITDA	$211		$154		$365

For the six months ended June 30, 2026	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$1,563		$781		$2,344
Intersegment revenues	—		51		51
Total segment revenues	1,563		832		2,395	(a)
Less:
Cost of VOI sales	83		—		83
Selling expense	381		—		381
Marketing expense	506		—		506
Financing expense	109		—		109
Club expense	—		46		46
Property management expense	—		74		74
Rental expense	—		411		411
Other expenses	32		25		57
Total segment expenses	1,111		556		1,667
Other:
Share-based compensation expense	10		5		15
Other segment adjustment items	11		1		12	(d)
Intersegment elimination	(51)		—		(51)	(a)
Segment Adjusted EBITDA	$422		$282		$704
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

($ in millions)
For the three months ended June 30, 2025	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$760		$378		$1,138
Intersegment revenues	—		27		27
Total segment revenues	760		405		1,165	(a)
Less:
Cost of VOI sales	38		—		38
Selling expense	206		—		206
Marketing expense	265		—		265
Financing expense	54		—		54
Club expense	—		21		21
Property management expense	—		35		35
Rental expense	—		191		191
Other expenses	8		12		20
Total segment expenses	571	(b)	259	(c)	830
Other:
Share-based compensation expense	5		3		8
Other segment adjustment items	9		—		9	(d)
Intersegment elimination	(27)		—		(27)	(a)
Segment Adjusted EBITDA	$176		$149		$325

For the six months ended June 30, 2025	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$1,405		$748		$2,153
Intersegment revenues	—		48		48
Total segment revenues	1,405		796		2,201	(a)
Less:
Cost of VOI sales	63		—		63
Selling expense	401		—		401
Marketing expense	495		—		495
Financing expense	109		—		109
Club expense	—		41		41
Property management expense	—		69		69
Rental expense	—		386		386
Other expenses	8		23		31
Total segment expenses	1,076		519		1,595
Other:
Share-based compensation expense	9		5		14
Other segment adjustment items	19		—		19	(d)
Intersegment elimination	(48)		—		(48)	(a)
Segment Adjusted EBITDA	$309		$282		$591
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

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income and net income attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Adjusted EBITDA:
Real estate sales and financing(1)	$211	$176	$422	$309
Resort operations and club management(1)	154	149	282	282
Segment Adjusted EBITDA	365	325	704	591
Acquisition and integration-related	(14)	(26)	(26)	(54)
General and administrative	(67)	(58)	(116)	(104)
Depreciation and amortization	(71)	(59)	(142)	(126)
License fees	(58)	(52)	(111)	(101)
Other gain (loss), net	—	4	(1)	10
Interest expense	(70)	(79)	(143)	(156)
Income tax expense	(8)	(15)	(14)	(21)
Equity in earnings from unconsolidated affiliates	2	6	7	11
Loss on sale and impairment	(48)	(1)	(48)	(1)
Other adjustment items(2)	(16)	(17)	(27)	(33)
Net income	15	28	83	16
Net income attributable to noncontrolling interest	3	3	5	8
Net income attributable to stockholders	$12	$25	$78	$8
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)These amounts include costs associated with share-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

($ in millions)	June 30, 2026	December 31, 2025
Real estate sales and financing	$8,242	$7,807
Resort operations and club management	3,345	3,140
Total segment assets	11,587	10,947
Corporate	647	590
Total assets	$12,234	$11,537
The following table presents capital expenditures for property and equipment (including inventory and leases) for our reportable segments, reconciled to consolidated amounts:

	Six Months Ended June 30,
($ in millions)	2026	2025
Real estate sales and financing	$43	$76
Resort operations and club management	1	1
Total segment capital expenditures	44	77
Corporate	8	28
Total capital expenditures	$52	$105

NOTE 18: COMMITMENTS AND CONTINGENCIES
Bass Pro Shops Marketing Agreement Commitments
In November 2023, we entered into a 10-year exclusive marketing agreement with Bass Pro Shops (“Bass Pro”), a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. This agreement became effective on the Bluegreen Acquisition Date. As a part of this agreement, we are required to make certain minimum annual payments and certain variable payments based upon the number of travel packages sold during the year or the number of Bass Pro and Cabela’s retail locations HGV maintains during the year. As of June 30, 2026, HGV had sales and marketing operations at a total of 145 Bass Pro Shops and Cabela’s Stores, including 7 virtual kiosks.
Other Commitments
We have certain arrangements with developers where we are committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2026, we were committed to purchase approximately $212 million of inventory over a period of 9 years and $43 million of other commitments in the normal course of business. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.
During the six months ended June 30, 2026, we fulfilled $14 million of purchases required under our inventory commitments. As of June 30, 2026, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Marketing and license fee agreements	$19	$38	$38	$38	$39	$95	$267
Inventory purchase obligations(1)(2)(3)	7	8	53	44	66	34	212
Other commitments(4)	8	7	5	5	1	17	43
Total	$34	$53	$96	$87	$106	$146	$522
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
Litigation Contingencies
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We evaluate these legal proceedings and claims at each balance sheet date to determine the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to reasonably estimate the amount of loss. We record a contingent litigation liability when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2026 and December 31, 2025, we accrued liabilities of approximately $19 million and $8 million, respectively, for all legal matters.
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
Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $336 million as of June 30, 2026, that primarily consist of escrow and subsidy related bonds.

NOTE 19: LOSS ON SALE AND IMPAIRMENT
Following a strategic review of our resort portfolio quality, we identified certain properties where disposal of our interests was appropriate. On June 30, 2026, we completed this disposition of inventory and recorded an aggregate loss of $48 million that is included in Loss on sale and impairment on the condensed consolidated statements of income.
During the three and six months ended June 30, 2025, we recorded lease impairments of $1 million included in Loss on sale and impairment on the condensed consolidated statements of income.

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
Real Estate Sales Operating Metrics
This Quarterly Report on Form 10-Q includes discussion of key business and financial metrics, including contract sales, tour flow, and volume per guest (“VPG”).
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
As of June 30, 2026, we had approximately 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Japan. Our properties feature spacious, condominium-style accommodations with superior amenities and quality service. We have rebranded many of the properties acquired in the Diamond acquisition, and we expect to continue this process for the remaining planned Diamond properties. During 2025, we began rebranding certain properties acquired in the Bluegreen Acquisition to Hilton Grand Vacations brands and expect to continue this process for the majority of the Bluegreen properties.
As of June 30, 2026, we had more than 720,000 members across our Club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at Hilton Grand Vacations resorts, properties in the Hilton system of 27 industry-leading brands with over 9,200 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options.
Our Segments
We operate our business across two segments: (1) Real estate sales and financing; and (2) Resort operations and club management.
Real Estate Sales and Financing
Traditionally, timeshare operators have funded 100% of the investment necessary to acquire land and construct timeshare properties. We source VOIs through developed properties and fee-for-service and just-in-time agreements with third-party developers and have focused our inventory strategy on developing an optimal inventory mix. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory with the sale to purchasers. Sales of owned, including just-in-time, inventory generally result in greater Adjusted EBITDA contributions, while fee-for-service sales require less initial investment and allow us to accelerate our sales growth. Both sales of owned inventory and fee-for-service sales generate long-term, predictable fee streams, by adding to the Club membership base and properties under management, that generate strong returns on invested capital. For the six months ended June 30, 2026, sales from fee-for-service and just-in-time inventory were 15%, and 9% of contract sales. See “Key Business and Financial Metrics — Real Estate Sales Operating Metrics” for additional discussion of contract sales.
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Europe, Canada, the Caribbean, Mexico, and Asia. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have 100 sales distribution centers in various domestic and international locations. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers, and have an affinity with our brands.

Our marketing and sales activities also include marketing relationships with nationally-recognized consumer brands such as Bass Pro, a fishing, marine, hunting, camping and sports gear retailer, and Choice Hotels. HGV is party to an exclusive marketing agreement with Bass Pro that provides HGV with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. As of June 30, 2026, HGV had sales and marketing operations at a total of 145 Bass Pro Shops and Cabela’s Stores, including 7 virtual kiosks. Additionally, the joint venture between HGV and Bass Pro includes four high-end wilderness resorts under the Big Cedar Lodge brand. We also have an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages.
Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For the six months ended June 30, 2026 and 2025, 73% and 74% of our contract sales were to our existing owners.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 68% and 65% for the six months ended June 30, 2026 and 2025. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume originated in the period.
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
Real Estate Sales Operating Metrics

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions, except Tour flow and VPG)	2026	2025	$	%	2026	2025	$	%
Contract sales	$810	$834	$(24)	(2.9)	$1,529	$1,555	$(26)	(1.7)
Adjustments:
Fee-for-service sales(1)	(104)	(142)	38	(26.8)	(224)	(253)	29	(11.5)
Provision for financing receivables losses	(122)	(95)	(27)	28.4	(211)	(167)	(44)	26.3
Reportability and other:
Net (deferrals) of sales of VOIs under construction (2)	(54)	(82)	28	(34.1)	(79)	(208)	129	(62.0)
Other(3)	(23)	(46)	23	(50.0)	(53)	(80)	27	(33.8)
Sales of VOIs, net	$507	$469	$38	8.1	$962	$847	$115	13.6
Tour flow	239,064	225,222	13,842		428,510	399,747	28,763
VPG	$3,372	$3,690	$(318)		$3,551	$3,874	$(323)
(1) Represents contract sales from fee-for-service properties on which we earn Fee-for-service commissions and brand fees.
(2) Represents the net recognition of revenues related to the Sales of VOIs under construction that are recognized when construction is complete.
(3) Includes adjustments for revenue recognition, including sales incentives and amounts in rescission.
Contract sales decreased $24 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to a 8.6% decrease in VPG offset by an increase in tour flow of 6.1%.
Contract sales decreased $26 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to a 8.3% decrease in VPG offset by an increase in tour flow of 7.2%.
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
($ in millions)	2026	2025	$	2026	2025	$
Sales of VOIs (deferrals)	$(54)	$(82)	$28	$(116)	$(208)	$92
Sales of VOIs recognitions	—	—	—	37	—	37
Net Sales of VOIs (deferrals) recognitions	(54)	(82)	28	(79)	(208)	129
Cost of VOI sales (deferrals)	(17)	(23)	6	(31)	(60)	29
Cost of VOI sales recognitions	—	—	—	12	—	12
Net Cost of VOI sales (deferrals) recognitions	(17)	(23)	6	(19)	(60)	41
Sales and marketing expense (deferrals)	(9)	(14)	5	(20)	(35)	15
Sales and marketing expense recognitions	—	—	—	6	—	6
Net Sales and marketing expense (deferrals) recognitions	(9)	(14)	5	(14)	(35)	21
Net construction (deferrals) recognitions	$(28)	$(45)	$17	$(46)	$(113)	$67

Results of Operations
Three and Six Months Ended June 30, 2026 Compared with the Three and Six Months Ended June 30, 2025
Segment Results
The following tables present our revenues by segment. We do not include equity in earnings from unconsolidated affiliates in our measures of segment operating performance.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Revenues:
Real estate sales and financing	$809	$760	$49	6.4	$1,563	$1,405	$158	11.2
Resort operations and club management	430	405	25	6.2	832	796	36	4.5
Total segment revenues	1,239	1,165	74	6.4	2,395	2,201	194	8.8
Cost reimbursements	150	128	22	17.2	299	261	38	14.6
Intersegment eliminations(1)	(31)	(27)	(4)	14.8	(51)	(48)	(3)	6.3
Total revenues	$1,358	$1,266	$92	7.3	$2,643	$2,414	$229	9.5
(1)See Note 17: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.
Real Estate Sales and Financing Segment
Real Estate

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Sales of VOIs, net	$507	$469	$38	8.1	$962	$847	$115	13.6
Fee-for-service commissions	64	84	(20)	(23.8)	135	152	(17)	(11.2)
Sales revenue	571	553	18	3.3	1,097	999	98	9.8
Less:
Cost of VOI sales	38	38	—	—	83	63	20	31.7
Sales and marketing expense, net	388	398	(10)	(2.5)	735	749	(14)	(1.9)
Real estate expense	426	436	(10)	(2.3)	818	812	6	0.7
Real estate profit	$145	$117	$28	23.9	$279	$187	$92	49.2
Real estate profit margin(1)	25.4%	21.2%			25.4%	18.7%
(1)Excluding the package sales and other fees adjustment, Real estate profit margin was 21.8% and 18.5% for the three months ended June 30, 2026 and 2025, and 21.8% and 16.2% for the six months ended June 30, 2026 and 2025.
Sales revenue increased $18 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to a net construction deferral of $54 million in 2026 compared to a net construction deferral of $82 million in 2025 and an increase in contract sales excluding fee-for-service of $14 million, partially offset by a decrease in fee-for-service commissions of $20 million.
Sales revenue increased $98 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to a net construction deferral of $79 million in 2026 compared to a net construction deferral of $208 million in 2025, partially offset by decreases in fee-for-service commissions of $17 million and sales incentives of $14 million.
Real estate expense decreased $10 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to net construction deferral activity of $26 million in 2026 compared to $37 million in 2025.
Real estate expense increased $6 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to net construction deferral activity of $33 million in 2026 compared to $95 million in 2025, partially offset by decreases in costs of contract sales excluding fee-for-service of $30 million and selling expenses of $19 million.

Financing

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Interest income	$137	$122	$15	12.3	$265	$245	$20	8.2
Other financing revenue	11	12	(1)	(8.3)	24	22	2	9.1
Premium amortization of acquired timeshare financing receivables	(4)	(8)	4	(50.0)	(7)	(16)	9	(56.3)
Financing revenue	144	126	18	14.3	282	251	31	12.4
Consumer financing interest expense	37	26	11	42.3	69	55	14	25.5
Other financing expense	19	26	(7)	(26.9)	37	51	(14)	(27.5)
Amortization of acquired non-recourse debt discounts and premiums, net	2	2	—	—	3	3	—	—
Financing expense	58	54	4	7.4	109	109	—	—
Financing profit	$86	$72	$14	19.4	$173	$142	$31	21.8
Financing profit margin	59.7%	57.1%			61.3%	56.6%
Financing revenue increased $18 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in the average outstanding balance of the timeshare financing receivables portfolio and a decrease in the premium amortization of acquired timeshare financing receivables of $4 million.
Financing revenue increased $31 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in the average outstanding balance of the timeshare financing receivables portfolio and a decrease in the premium amortization of acquired timeshare financing receivables of $9 million.
Financing expense increased $4 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in consumer financing interest expense of $11 million due to an increase in the average non-recourse debt balance partially offset by a decrease in the provision for credit losses of the acquired portfolio of $6 million.
Financing expense remained consistent for the six months ended June 30, 2026, compared to the same period in 2025.
Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Club management revenue	$72	$70	$2	2.9	$142	$142	$—	—
Resort management revenue	117	113	4	3.5	232	224	8	3.6
Resort and club management revenues	189	183	6	3.3	374	366	8	2.2
Club management expense	24	21	3	14.3	46	41	5	12.2
Resort management expense	37	35	2	5.7	74	69	5	7.2
Resort and club management expenses	61	56	5	8.9	120	110	10	9.1
Resort and club management profit	$128	$127	$1	0.8	$254	$256	$(2)	(0.8)
Resort and club management profit margin	67.7%	69.4%			67.9%	69.9%
Resort and club management revenue increased $6 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to increases in club annual dues revenue of $2 million, management fees revenue of $2 million and license fee revenue of $1 million.

Resort and club management revenue increased $8 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in management fees revenue of $6 million and license fee revenue of $2 million.
Resort and club management expenses increased $5 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to employee-related expenses.
Resort and club management expenses increased $10 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to employee-related expenses.
Rental and Ancillary Services

	Three Months Ended June 30,		Variance(1)		Six Months Ended June 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Rental revenues	$194	$180	$14	7.8	$377	$354	$23	6.5
Ancillary services revenues	16	15	1	6.7	30	28	2	7.1
Rental and ancillary services revenues	210	195	15	7.7	407	382	25	6.5
Rental expenses	207	191	16	8.4	411	386	25	6.5
Ancillary services expense	13	12	1	8.3	25	23	2	8.7
Rental and ancillary services expenses	220	203	17	8.4	436	409	27	6.6
Rental and ancillary services profit	$(10)	$(8)	$(2)	25.0	$(29)	$(27)	$(2)	7.4
Rental and ancillary services profit margin	(4.8)%	(4.1)%			(7.1)%	(7.1)%
Rental and ancillary services revenue increased $15 million and $25 million for both the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily driven by higher transient revenues as a result of increased occupied room nights and average daily rates.
Rental and ancillary services expenses increased $17 million and $27 million for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to increases in maintenance fees on unsold inventory and other rental expenses.
Other Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance(1)
($ in millions)	2026	2025	$	%	2026	2025	$	%
General and administrative	$67	$58	$9	15.5	$116	$104	$12	11.5
Depreciation and amortization	71	59	12	20.3	142	126	16	12.7
License fees	58	52	6	11.5	111	101	10	9.9
Loss on sale and impairment	48	1	47	NM	48	1	47	NM
(1) NM - fluctuation in terms of percentage change is not meaningful.
For the three months ended June 30, 2026, operating expenses increased compared to the same period in 2025. Loss on sale and impairment increased $47 million primarily due to the disposition of our interests in certain properties. Depreciation and amortization expense increased by $12 million primarily due to amortization expense of software intangibles. General and administrative increased by $9 million primarily due to professional fees and employee-related expenses. License fees increased by $6 million primarily due to licensing fees paid to Hilton.
For the six months ended June 30, 2026, operating expenses increased compared to the same period in 2025. Loss on sale and impairment increased $47 million primarily due to the disposition of our interests in certain properties. Depreciation and amortization expense increased by $16 million primarily due to amortization expense of software intangibles. General and administrative increased by $12 million primarily due to professional fees and employee-related expenses. License fees increased by $10 million primarily due to licensing fees paid to Hilton.

Acquisition and Integration-Related

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Acquisition and integration-related	$14	$26	$(12)	(46.2)	$26	$54	$(28)	(51.9)
Acquisition and integration-related costs include direct expenses related to our recent acquisitions including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For the three and six months ended June 30, 2026, acquisition and integration-related costs decreased by $12 million and $28 million compared to the same period in 2025, primarily due to decreases of $10 million and $20 million in employee-related expenses and professional service fees of $2 million and $7 million.
Non-Operating Expenses

	Three Months Ended June 30,		Variance (1)		Six Months Ended June 30,		Variance (1)
($ in millions)	2026	2025	$	%	2026	2025	$	%
Interest expense	$70	$79	$(9)	(11.4)	$143	$156	$(13)	(8.3)
Equity in earnings from unconsolidated affiliates	(2)	(6)	4	(66.7)	(7)	(11)	4	(36.4)
Other (gain) loss, net	—	(4)	4	(100.0)	1	(10)	11	NM
Income tax expense	8	15	(7)	(46.7)	14	21	(7)	(33.3)
The changes in non-operating expenses for both the three and six months ended June 30, 2026, compared to the same periods in 2025, were primarily due to interest expense, other (gain) loss, net and income tax expense. The decrease in interest expense was primarily due to a decrease in the weighted average interest rate on our corporate debt. The change in other loss (gain), net is primarily due to revaluation of our foreign currency transactions. For the three months ended June 30, 2026, the decrease in income tax expense was primarily driven by the overall change in pretax earnings compared to the same period in 2025. For the six months ended June 30, 2026, the decrease in income tax expense was driven by discrete items, partially offset by the overall change in pretax earnings compared to the same period in 2025.
Net income attributable to noncontrolling interest

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Net income attributable to noncontrolling interest	$3	$3	$—	—	$5	$8	$(3)	(37.5)
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

	Three Months Ended June 30,		Variance(1)		Six Months Ended June 30,		Variance(1)
($ in millions)	2026	2025	$	%	2026	2025	$	%
Net income attributable to stockholders	$12	$25	$(13)	(52.0)	$78	$8	$70	NM
Net income attributable to noncontrolling interest	3	3	—	—	5	8	(3)	(37.5)
Net income	15	28	(13)	(46.4)	83	16	67	NM
Interest expense	70	79	(9)	(11.4)	143	156	(13)	(8.3)
Income tax expense	8	15	(7)	(46.7)	14	21	(7)	(33.3)
Depreciation and amortization	71	59	12	20.3	142	126	16	12.7
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	1	(1)	(100.0)	—	1	(1)	(100.0)
EBITDA	164	182	(18)	(9.9)	382	320	62	19.4
Other (gain) loss, net	—	(4)	4	(100.0)	1	(10)	11	NM
Share-based compensation expense	25	23	2	8.7	36	35	1	2.9
Loss on sale and impairment expense	48	1	47	NM	48	1	47	NM
Acquisition and integration-related	14	26	(12)	(46.2)	26	54	(28)	(51.9)
Other adjustment items(2)	18	10	8	80.0	27	23	4	17.4
Adjusted EBITDA	269	238	31	13.0	520	423	97	22.9
Adjusted EBITDA attributable to noncontrolling interest	4	5	(1)	(20.0)	6	10	(4)	(40.0)
Adjusted EBITDA attributable to stockholders	$265	$233	$32	13.7	$514	$413	$101	24.5
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

	Three Months Ended June 30,		Variance(1)		Three Months Ended June 30,		Variance(1)
($ in millions)	2026	2025	$	%	2026	2025	$	%
Net income attributable to stockholders	$12	$25	$(13)	(52.0)	$78	$8	$70	NM
Net income attributable to noncontrolling interest	3	3	—	—	5	8	(3)	(37.5)
Net income	15	28	(13)	(46.4)	83	16	67	NM
Interest expense	70	79	(9)	(11.4)	143	156	(13)	(8.3)
Income tax expense	8	15	(7)	(46.7)	14	21	(7)	(33.3)
Depreciation and amortization	71	59	12	20.3	142	126	16	12.7
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	1	(1)	(100.0)	—	1	(1)	(100.0)
EBITDA	164	182	(18)	(9.9)	382	320	62	19.4
Other (gain) loss, net	—	(4)	4	(100.0)	1	(10)	11	NM
Equity in earnings from unconsolidated affiliates(2)	(2)	(7)	5	(71.4)	(7)	(12)	5	(41.7)
Loss on sale and impairment expense	48	1	47	NM	48	1	47	NM
License fees	58	52	6	11.5	111	101	10	9.9
Acquisition and integration-related	14	26	(12)	(46.2)	26	54	(28)	(51.9)
General and administrative	67	58	9	15.5	116	104	12	11.5
Profit	$349	$308	$41	13.3	$677	$558	$119	21.3

Real estate profit	$145	$117	$28	23.9	$279	$187	$92	49.2
Financing profit	86	72	14	19.4	173	142	31	21.8
Resort and club management profit	128	127	1	0.8	254	256	(2)	(0.8)
Rental and ancillary services profit	(10)	(8)	(2)	25.0	(29)	(27)	(2)	7.4
Profit	$349	$308	$41	13.3	$677	$558	$119	21.3
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Excludes impact of interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates of $1 million for the three and six months ended June 30, 2025.

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 17: Business Segments in our unaudited condensed consolidated financial statements. The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA to Adjusted EBITDA Attributable to Stockholders:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Adjusted EBITDA:
Real estate sales and financing(1)	$211	$176	$35	19.9	$422	$309	$113	36.6
Resort operations and club management(1)	154	149	5	3.4	282	282	—	—
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	2	7	(5)	(71.4)	7	12	(5)	(41.7)
License fees	(58)	(52)	(6)	11.5	(111)	(101)	(10)	9.9
General and administrative(2)	(40)	(42)	2	(4.8)	(80)	(79)	(1)	1.3
Adjusted EBITDA	269	238	31	13.0	520	423	97	22.9
Adjusted EBITDA attributable to noncontrolling interest	4	5	(1)	(20.0)	6	10	(4)	(40.0)
Total Adjusted EBITDA attributable to stockholders	$265	$233	$32	13.7	$514	$413	$101	24.5
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

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Fee-for-service commissions, package sales and other fees	$158	$165	$(7)	(4.2)	$319	$307	$12	3.9
Less: Package sales and other fees(1)	(94)	(81)	(13)	16.0	(184)	(155)	(29)	18.7
Fee-for-service commissions	$64	$84	$(20)	(23.8)	$135	$152	$(17)	(11.2)

Sales and marketing expense	$482	$479	$3	0.6	$919	$904	$15	1.7
Less: Package sales and other fees(1)	(94)	(81)	(13)	16.0	(184)	(155)	(29)	18.7
Sales and marketing expense, net	$388	$398	$(10)	(2.5)	$735	$749	$(14)	(1.9)
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
•As of June 30, 2026, we had total cash and cash equivalents of $272 million and restricted cash of $296 million. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
•During the six months ended June 30, 2026, we repurchased 6 million shares for $300 million, excluding the excise tax, under our share repurchase programs. See Note 15: Earnings Per Share for additional information.
•In April 2026, we completed a securitization of approximately $500 million of gross timeshare financing receivables. The proceeds were used to pay down existing debt and for other general corporate purposes. See Note 11: Debt and Non-Recourse Debt for additional information.
•In June 2026, we completed a securitization of approximately $300 million of gross timeshare financing receivables. The proceeds were used to pay down existing debt and for other general corporate purposes. See Note 11: Debt and Non-Recourse Debt for additional information.
•As of June 30, 2026, we had $463 million remaining borrowing capacity under the revolver facility.
•As of June 30, 2026, we had an aggregate of $755 million remaining borrowing capacity under our Timeshare Facility. As of June 30, 2026, we had $1.3 billion of notes that were current on payments but not securitized. Of that figure, approximately $719 million could be monetized through either warehouse borrowing or securitization while another $372 million of mortgage notes we anticipate being eligible following certain customary milestones such as first payment, deeding and recording.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of June 30, 2026, our inventory-related purchase commitments totaled $212 million to be fulfilled over a period of 9 years.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,		Variance
($ in millions)	2026	2025	$
Net cash provided by (used in):
Operating activities	$262	$99	$163
Investing activities	(141)	(66)	(75)
Financing activities	(115)	(213)	98
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
The increase in net cash provided by operating activities for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase of $67 million in net income, along with increases in loss on sale and impairment of $47 million, provision for loan losses of $31 million and depreciation and amortization of $16 million.

The following table summarizes our VOI inventory spending:

	Six Months Ended June 30,
($ in millions)	2026	2025
VOI spending - owned properties(1)	$100	$128
Purchases and development of real estate for future conversion to inventory	29	61
Total VOI inventory spending	$129	$189
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
The increase in net cash used in investing activities for the six months ended June 30, 2026 compared to the same period in 2025, was primarily due to cash paid $100 million for the Elara Acquisition in 2026, partially offset by a decrease in capital expenditures for property and equipment (excluding inventory) of $20 million.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 was $115 million compared to $213 million for the same period in 2025. The change was primarily due to net proceeds from debt and non-recourse debt of $192 million in 2026 compared to net proceeds of $99 million in 2025.
Share Repurchase Plans
On July 29, 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an aggregate of $600 million of its outstanding shares of common stock over a two-year period (the “2025 Repurchase Plan”). As of June 30, 2026, we had $128 million of remaining availability under the 2025 Repurchase Plan.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, marketing and license fee agreements and obligations associated with our debt, non-recourse debt and the related interest. As of June 30, 2026, we were committed to $9.8 billion in contractual obligations over 14 years, $587 million of which will be fulfilled in the remainder of 2026. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 18: Commitments and Contingencies and Note 11: Debt and Non-recourse Debt for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $336 million as of June 30, 2026, that primarily consist of escrow and subsidy related bonds.
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
There have been no changes in our critical accounting estimates and assumptions included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 except as follows.
Business Combinations
We account for our business combinations in accordance with the acquisition method of accounting. We allocate the purchase price of a business acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Any excess of the purchase consideration over the fair value of the identified assets and liabilities acquired is recognized as goodwill and if the fair value of assets acquired and liabilities assumed exceeds the purchase consideration a gain on bargain purchase is recognized. The fair value of net assets is the fair value assigned to the assets acquired reduced by the fair value assigned to liabilities assumed and noncontrolling interest. In determining the fair values of assets acquired and liabilities assumed and noncontrolling interest, we use various recognized valuation methods including discounted cash flow models, and the income, cost and market approaches. We utilize independent valuation specialists under our supervision for certain of our assignments of fair value. We record the net assets and results of operations of an acquired entity in our condensed consolidated financial statements from the acquisition date through period-end. We expense acquisition-related expenses as incurred and include such expenses within Acquisition and integration-related expense on our condensed consolidated statements of income. See Note 3: Acquisition for additional information.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
Information with respect to this item may be found in Note 18: Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
As of June 30, 2026, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. These risk factors may be important to understanding statements in the Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part 1, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Issuer Purchases of Equity Securities
During the three months ended June 30, 2026, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
April 1 - April 30, 2026	1,189,357	$45.02	1,189,357	$224,093,826
May 1 - May 31, 2026	625,424	49.09	625,424	193,393,647
June 1 - June 30, 2026	1,298,791	50.66	1,298,791	127,593,670
Total	3,113,572	$48.19	3,113,572
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
The number of shares that we repurchased includes 750,000 shares that we repurchased from the Selling Stockholders on June 4, 2026 in connection with the offer and sale by the Selling Stockholders of 5,000,000 shares of our common stock that they owned in an underwritten public offering. See Note 16: Related Party Transactions for additional information.
From July 1, 2026 through July 23, 2026, we repurchased approximately 0.5 million shares for $25 million. As of July 23, 2026, we had $103 million of remaining availability under the 2025 Repurchase Plan.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(c) Rule 10b5-1 Trading Arrangements.
On May 22, 2026, Charles R. Corbin, the Company’s Senior Executive Vice President, General Counsel and Corporate Operations, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K, for the sale of the Company’s common stock (the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 Trading Plan provides for the potential exercise of vested stock options granted to Mr. Corbin on May 10, 2018, March 5, 2019 and March 22, 2021 and the associated sale of up to 60,401 shares of common stock. The 10b5-1 Trading Plan expires on May 21, 2027 or upon the earlier execution of all transactions under the 10b5-1 Trading Plan.

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

10.1
Omnibus Amendment No. 5, dated as of May 20, 2026, to the Amended and Restated Receivables Loan Agreement, by and among the Borrower, as borrower, Computershare Trust Company, N.A., as securities intermediary and paying agent, Bank of America, N.A., as administrative agent and structuring agent, certain financial institutions as conduit lenders, certain financial institutions as committed lenders, and certain financial institutions as managing agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on May 20, 2026).

10.2
Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on May 8, 2026).

10.3*	Form of Restricted Stock Unit Agreement for Employees under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan, as amended.

10.4*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan, as amended.

10.5*	Form of Restricted Stock Unit Agreement for CEO under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan, as amended.

10.6*	Form of Performance Stock Unit Agreement for Employees under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan, as amended.

10.7*	Form of Performance Stock Unit Agreement for CEO under the Hilton Grand Vacations Inc. 2023 Omnibus Incentive Plan, as amended.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.NS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
_____________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of July 2026.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	President and Chief Financial Officer