Form 10-Q
period 2026-09-30
Hilton Grand Vacations Inc.
filed 2026-10-29
CIK 1674168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 22, 2026 was 75,822,729.

HILTON GRAND VACATIONS INC.
FORM 10-Q TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$227	$239
Restricted cash	275	332
Accounts receivable, net	274	270
Timeshare financing receivables, net	3,676	3,115
Inventory	2,388	2,522
Property and equipment, net	929	859
Operating lease right-of-use assets, net	76	72
Investments in unconsolidated affiliates	18	63
Goodwill	1,987	1,985
Intangible assets, net	1,568	1,670
Other assets	387	410
TOTAL ASSETS (variable interest entities - $2,835 and $2,601)	$11,805	$11,537
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$1,102	$1,018
Advanced deposits	225	228
Debt, net	4,885	4,545
Non-recourse debt, net	2,891	2,716
Operating lease liabilities	106	89
Deferred revenue	263	637
Deferred income tax liabilities	864	864
Total liabilities (variable interest entities - $2,896 and $2,824)	10,336	10,097
Commitments and contingencies - see Note 18
Preferred stock, $0.01 par value; 300,000,000 authorized shares, none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 3,000,000,000 authorized shares, 75,818,689 shares issued and outstanding as of September 30, 2026, and 83,133,678 shares issued and outstanding as of December 31, 2025	1	1
Additional paid-in capital	1,216	1,276
Accumulated retained earnings	112	34
Accumulated other comprehensive loss	(22)	(22)
Total stockholders' equity	1,307	1,289
Noncontrolling interest	162	151
Total equity	1,469	1,440
TOTAL LIABILITIES AND EQUITY	$11,805	$11,537
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Sales of VOIs, net	$1,124	$473	$2,086	$1,320
Fee-for-service commissions, package sales and other fees	145	188	464	495
Financing	149	128	431	379
Resort and club management	196	193	570	559
Rental and ancillary services	194	186	601	568
Cost reimbursements	153	132	452	393
Total revenues	1,961	1,300	4,604	3,714
Expenses
Cost of VOI sales	207	43	290	106
Sales and marketing	584	497	1,503	1,401
Financing	55	53	164	162
Resort and club management	60	58	180	168
Rental and ancillary services	201	190	637	599
General and administrative	76	58	192	162
Acquisition and integration-related	13	24	39	78
Depreciation and amortization	70	67	212	193
License fees	57	56	168	157
Loss on sale and impairment, net	(7)	1	41	2
Cost reimbursements	153	132	452	393
Total operating expenses	1,469	1,179	3,878	3,421
Interest expense	(78)	(79)	(221)	(235)
Equity in earnings from unconsolidated affiliates	1	6	8	17
Other (loss) gain, net	(1)	(3)	(2)	7
Income before income taxes	414	45	511	82
Income tax expense	(117)	(15)	(131)	(36)
Net income	297	30	380	46
Net income attributable to noncontrolling interest	6	5	11	13
Net income attributable to stockholders	$291	$25	$369	$33
Earnings per share attributable to stockholders:
Basic	$3.78	$0.28	$4.65	$0.37
Diluted	$3.70	$0.28	$4.54	$0.36
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$297	$30	$380	$46
Derivative instrument adjustments, net of tax	—	(2)	—	(12)
Foreign currency translation adjustments, net of tax	6	(5)	—	—
Other comprehensive income (loss), net of tax	6	(7)	—	(12)
Comprehensive income	303	23	380	34
Comprehensive income attributable to noncontrolling interest	6	5	11	13
Comprehensive income attributable to stockholders	$297	$18	$369	$21
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income	$380	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212	193
Amortization of deferred financing costs, acquisition premiums and other	52	57
Provision for loan losses	296	311
Loss on sale and impairment, net	41	2
Other loss (gain), net	2	(7)
Share-based compensation	56	54
Deferred income tax expense	—	6
Equity in earnings from unconsolidated affiliates	(8)	(17)
Return on investment in unconsolidated affiliates	8	10
Net changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	28	(117)
Timeshare financing receivables	(497)	(471)
Inventory	154	(85)
Purchases and development of real estate for future conversion to inventory	(45)	(73)
Other assets	17	(102)
Accounts payable, accrued expenses and other	31	(61)
Advanced deposits	(5)	3
Deferred revenue	(373)	384
Net cash provided by operating activities	349	133
Investing Activities
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(103)	—
Capital expenditures for property and equipment (excluding inventory)	(23)	(50)
Software capitalization costs	(53)	(54)
Net cash used in investing activities	(179)	(104)
Financing Activities
Proceeds from debt	1,713	2,237
Proceeds from non-recourse debt	2,044	2,755
Repayment of debt	(1,374)	(2,181)
Repayment of non-recourse debt	(2,183)	(2,598)
Payment of debt issuance costs	(32)	(21)
Repurchase and retirement of common stock	(410)	(450)
Payment of withholding taxes on vesting of restricted stock units	(18)	(9)
Proceeds from employee stock plan purchases	8	8
Proceeds from stock option exercises	19	11
Other	(4)	(4)
Net cash used in financing activities	(237)	(252)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2)	—
Net decrease in cash, cash equivalents and restricted cash	(69)	(223)
Cash, cash equivalents and restricted cash, beginning of period	571	766
Cash, cash equivalents and restricted cash, end of period	502	543
Less: Restricted cash	275	328
Cash and cash equivalents	$227	$215
See notes to unaudited condensed consolidated financial statements.

HILTON GRAND VACATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2025	83	$1	$1,276	$34	$(22)	$151	$1,440
Net income	—	—	—	66	—	2	68
Activity related to share-based compensation	1	—	(3)	—	—	—	(3)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3)	—	(3)
Repurchase and retirement of common stock	(3)	—	(47)	(105)	—	—	(152)
Balance as of March 31, 2026	81	$1	$1,226	$(5)	$(25)	$153	$1,350
Net income	—	—	—	12	—	3	15
Activity related to share-based compensation	—	—	39	—	—	—	39
Employee stock plan issuance	—	—	8	—	—	—	8
Foreign currency translation adjustments, net of tax	—	—	—	—	(3)	—	(3)
Repurchase and retirement of common stock	(3)	—	(43)	(108)	—	—	(151)
Balance as of June 30, 2026	78	$1	$1,230	$(101)	$(28)	$156	$1,258
Net income	—	—	—	291	—	6	297
Activity related to share-based compensation	—	—	20	—	—	—	20
Foreign currency translation adjustments, net of tax	—	—	—	—	6	—	6
Repurchase and retirement of common stock	(2)	—	(34)	(78)	—	—	(112)
Balance as of September 30, 2026	76	$1	$1,216	$112	$(22)	$162	$1,469
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
Our operations primarily consist of selling vacation ownership intervals and vacation ownership interests (collectively, “VOIs” or “VOI”) for us and third parties; financing and servicing loans provided to consumers for their VOI purchases; operating resorts and timeshare plans; and managing our exchange programs. As of September 30, 2026, we had approximately 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Japan.
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
During the third quarter of 2026, we made certain changes to our allowance for financing receivables methodology which was accounted for prospectively as a change in accounting estimate under ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Refer to Note 6: Timeshare Financing Receivables for additional information.
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
NOTE 3: ACQUISITION
On April 29, 2026 (“Elara Acquisition Date”), we completed the acquisition of the remaining 75% ownership interest in BRE Ace LLC (“Elara”), which owns the Elara timeshare resort, from BRE Ace Holdings LLC (the “Elara Acquisition”) for a total cash consideration of $131 million. The transaction resulted in a controlling 100% ownership interest in Elara. Costs related to the Elara Acquisition for the three and nine months ended September 30, 2026 were $1 million and $3 million, which were expensed as incurred, and reflected as Acquisition and integration-related expense in our unaudited condensed consolidated statements of income.
The Elara Acquisition expands our resort portfolio and increases our timeshare financing receivable base.
Prior to obtaining a controlling financial interest, we accounted for our 25% investment in Elara as an equity method investment. In accordance with the accounting for step-acquisitions, we recognized a loss of $1 million which was included in Other (loss) gain, net in our unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2026. The acquisition-date fair value of the previously held interest was based upon the grossed-up value of the cash consideration for the remaining 75% interest.
The following table presents the preliminary fair value of each class of consideration transferred in relation to the Elara Acquisition as of the Elara Acquisition Date:

($ in millions)
Cash consideration for remaining 75% interest	$131
Effective settlement of preexisting relationships(1)	$(7)
Total purchase consideration	$124
Fair value of previously held 25% ownership interest(2)	$44
Total allocatable value	$168
(1) The amount primarily represents our effective settlement of outstanding payables to Elara. No gain or loss was recognized upon settlement as amounts were determined to be reflective of fair market value.
(2) The amount was determined based upon the grossed up value of the cash consideration for the remaining 75% interest.
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

($ in millions)	Preliminary Amounts Recognized as of the Elara Acquisition Date
Assets acquired
Cash and cash equivalents	$9
Restricted cash	20
Accounts receivable	4
Timeshare financing receivables, net(1)	411
Inventory	37
Property and equipment	11
Other assets	3
Total assets acquired	$495
Liabilities assumed
Accounts payable, accrued expenses and other	$11
Advanced deposits	1
Debt	7
Non-recourse debt	310
Total liabilities assumed	$329
Net assets acquired	$166

Total purchase consideration	$124
Plus: Fair value of previously held 25% ownership interest	44
Less: Net assets acquired	166
Goodwill(2)	$2
(1)The $411 million of Timeshare financing receivables, net includes $295 million of securitized timeshare financing receivables, net and $116 million unsecuritized timeshare financing receivables, net.
(2)Goodwill is calculated as total purchase consideration transferred plus the fair value of previously held 25% ownership interest less net assets acquired. It represents the benefit we expect to achieve from the expanded resort portfolio.
Timeshare Financing Receivables
We acquired timeshare financing receivables, net which consist of loans to customers who purchased vacation ownership products and chose to finance their purchases. These timeshare financing receivables, net are collateralized by the underlying VOIs and generally have 10-year amortizing repayment terms. We preliminarily estimated the fair value of the timeshare financing receivables using a discounted cash flow model, which calculated a present value of expected future risk-adjusted cash flows over the remaining term of the respective timeshare financing receivables. Our preliminarily estimated fair value of securitized timeshare financing receivables, net, is $295 million and unsecuritized timeshare financing receivables, net is $116 million. We are continuing to evaluate the significant assumptions underlying the discounted cash flow model including default severity and prepayment assumptions, which could result in changes to our preliminary estimate. See Note 6: Timeshare Financing Receivables, net for additional information.
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

Property and Equipment
We acquired property and equipment, which includes buildings and improvements, furniture, fixtures and equipment. For our preliminary analysis, we estimated the fair value of the property and equipment using the cost approach. In determining the fair value using the cost approach, we estimated the reproduction cost by applying trending indices to the historical capitalized costs within the fixed asset details. In addition, furniture, fixtures, and equipment assets were held at their carrying value, which is our best estimate of fair value at this time given the information available. We are continuing to assess the cost assumptions and property conditions, which could result in changes to these preliminary values.
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
Goodwill
We have recorded a preliminary estimate of $2 million of goodwill in connection with the Elara Acquisition. We have allocated the acquired goodwill to our Real Estate Sales and Financing segment. Our allocations may change throughout the measurement period as we continue to finalize the fair value of assets acquired and liabilities assumed in the Elara Acquisition. Goodwill is expected to be deductible for tax purposes.
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

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Sales and Financing Segment	2026	2025	2026	2025
Sales of VOIs, net	$1,124	$473	$2,086	$1,320
Fee-for-service commissions, package sales and other fees	145	188	464	495
Interest income	141	119	399	348
Other financing revenue	8	9	32	31
Real estate sales and financing segment revenues	$1,418	$789	$2,981	$2,194

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Resort Operations and Club Management Segment	2026	2025	2026	2025
Club management	$78	$78	$220	$220
Resort management	118	115	350	339
Rental(1)	179	173	556	527
Ancillary services	15	13	45	41
Resort operations and club management segment revenues	$390	$379	$1,171	$1,127
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
The following table provides information on our contracts with customers which are included in Accounts receivable, net and Timeshare financing receivables, net on our condensed consolidated balance sheets:

($ in millions)
Receivables from contracts with customers:	September 30, 2026	December 31, 2025
Accounts receivable, net	$220	$200
Timeshare financing receivables, net(1)	3,676	3,115
Total	$3,896	$3,315
(1) Includes $721 million and $528 million of acquired timeshare financing receivables, net, as of September 30, 2026 and December 31, 2025.
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
The following table presents the composition of our contract liabilities:

($ in millions)
Contract liabilities:	September 30, 2026	December 31, 2025
Advanced deposits	$225	$228
Deferred sales of VOIs of projects under construction	—	460
Club activation fees and annual dues	119	74
Bonus point incentive liability(1)	120	113
Other	76	42
Total	$540	$917
(1)The balance includes $52 million of bonus point incentive liabilities included in Accounts payable, accrued expenses and other on our condensed consolidated balance sheets as of both September 30, 2026 and December 31, 2025. This liability is for incentives from VOI sales and sales and marketing expenses in conjunction with our fee-for-service arrangements.
Revenue earned for the three and nine months ended September 30, 2026, which was included in the contract liabilities balance at December 31, 2025, was $475 million and $654 million.
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

($ in millions)	September 30, 2026	December 31, 2025
Sales of VOIs, net	$—	$460
Cost of VOI sales	—	133
Sales and marketing expense	—	74
During the nine months ended September 30, 2026, we recognized $602 million of Sales of VOI, net related to the completion of projects in Japan and Hawaii, which were partially offset by deferrals of $145 million of Sales of VOI, net related to the Japan and Hawaii projects under construction earlier in the year.

The following table includes the remaining transaction price related to our contract liabilities as of September 30, 2026:

($ in millions)	Remaining Transaction Price	Recognition Period	Recognition Method
Advanced deposits	$225	18 months	Upon customer stays
Club activation fees	82	7 years	Straight-line basis over average inventory holding period
Bonus point incentive liability	120	18 - 30 months	Upon redemption
Annual club dues	37	1 year	Straight-line basis
Other	76	1 year	Straight-line basis
Revenue allocated to remaining performance obligations for management fees, which includes unearned revenue and amounts expected to be invoiced and recognized as revenue for the remainder of 2026, was $76 million as of September 30, 2026.
NOTE 5: ACCOUNTS RECEIVABLE
Accounts receivable are measured at amortized cost. The following table represents our accounts receivable, net of allowance for credit losses:

($ in millions)	September 30, 2026	December 31, 2025
Fee-for-service commissions	$16	$18
Real estate and financing	60	40
Resort and club operations	144	142
Tax receivables	39	66
Other receivables	15	4
Total	$274	$270
Our accounts receivable are generally due within one year of origination. We use delinquency status and economic factors such as credit quality indicators to monitor our receivables and use these as a basis for how we develop our expected loss estimates.
The changes in our allowance were as follows during the nine months ended September 30, 2026:

($ in millions)	Fee-for-service commissions	Real estate and financing	Resort and club operations	Total
Balance as of December 31, 2025	$30	$62	$1	$93
Current period provision for expected credit losses	6	23	17	46
Write-offs charged against the allowance(1)	(25)	(43)	(1)	(69)
Balance as of September 30, 2026	$11	$42	$17	$70
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
The following table presents the components of each portfolio by class of timeshare financing receivables:

	Originated		Acquired
($ in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Securitized	$1,948	$1,734	$524	$373
Unsecuritized(1)	2,180	1,931	370	276
Timeshare financing receivables, gross	4,128	3,665	894	649
Unamortized non-credit acquisition net premium	—	—	23	34
Less: allowance for financing receivables losses	(1,173)	(1,078)	(196)	(155)
Timeshare financing receivables, net	$2,955	$2,587	$721	$528
(1)Includes amounts used as collateral to secure the non-recourse revolving timeshare receivable credit facility (“Timeshare Facility”) and the non-recourse revolving timeshare receivable credit facility for Big Cedar (“Big Cedar Timeshare Facility”) as well as amounts held as future collateral for securitization activities.
As of September 30, 2026 and December 31, 2025, we had timeshare financing receivables of $713 million and $710 million securing the Timeshare Facility and the Big Cedar Timeshare Facility.
We recognize interest income on our timeshare financing receivables as earned. As of September 30, 2026 and December 31, 2025, we had interest receivable outstanding of $27 million and $26 million on our originated timeshare financing receivables. As of September 30, 2026 and December 31, 2025, we had interest receivable outstanding of $6 million and $4 million on our acquired timeshare financing receivables. Interest receivable is included in Other Assets within our condensed consolidated balance sheets. The interest rate charged on the notes correlates to the risk profile of the customer at the time of purchase and the percentage of the purchase that is financed, among other factors. As of September 30, 2026, our originated timeshare financing receivables had interest rates ranging from 2.0% to 25.8%, a weighted-average interest rate of 14.2%, a weighted-average remaining term of 9.0 years and maturities through 2041. As of September 30, 2026, our acquired timeshare financing receivables had interest rates ranging from 2.0% to 25.0%, a weighted-average interest rate of 14.9%, a weighted-average remaining term of 6.5 years and maturities through 2041.
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
During the third quarter of 2026, we made certain changes to our allowance for financing receivables methodology to reflect the continued integration of our previously acquired businesses and our expectation that future owners will represent a composite of all historical owners. The changes to methodology include combining the historical performance of timeshare financing receivables from these businesses into a single static pool model that stratifies the receivables by FICO score and equity percentage at the time of sale, consistent with our integrated underwriting standards. These changes are accounted for prospectively as a change in accounting estimate under ASC 250. As a result, we recorded a $55 million decrease in the allowance for originated timeshare financing receivable. The change reduced the provision for financing receivable losses which resulted in an increase to Sales of VOIs, net in our condensed consolidated statements of income.

The changes in our allowance for financing receivables losses were as follows:

($ in millions)	Originated	Acquired
Balance as of December 31, 2025	$1,078	$155
Initial allowance for financing receivables acquired during the period	—	96
Provision for financing receivables losses(1)	302	(4)
Write-offs	(217)	(80)
Inventory recoveries	—	39
Upgrades(2)	10	(10)
Balance as of September 30, 2026	$1,173	$196

($ in millions)	Originated	Acquired
Balance as of December 31, 2024	$804	$268
Provision for financing receivables losses(1)	300	18
Write-offs	(164)	(169)
Inventory recoveries	—	78
Upgrades(2)	27	(27)
Balance as of September 30, 2025	$967	$168
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
Originated Timeshare Financing Receivables
Our originated timeshare financing receivables as of September 30, 2026 mature as follows:

($ in millions)	Originated Timeshare Financing Receivables
Year	Securitized	Unsecuritized	Total
2026 (remaining)	$39	$38	$77
2027	169	139	308
2028	182	154	336
2029	196	172	368
2030	213	193	406
Thereafter	1,149	1,484	2,633
Total	$1,948	$2,180	$4,128
Acquired Timeshare Financing Receivables
Our acquired timeshare financing receivables were purchased credit deteriorated (“PCD”) assets and purchased seasoned loans (“PSL”) assets. These notes receivable were initially recognized at their purchase price, represented by the acquisition date fair value, and subsequently “grossed-up” by our acquisition date assessment of the allowance for credit losses. In the first quarter of 2026, we early adopted the amendments to ASC 326, Credit Losses, which expands the use of the gross-up approach at acquisition to all PSL assets consistent with the accounting of PCD assets. Purchased financial assets with credit deterioration had a par value of $94 million at the Elara acquisition date, compared to a purchase price of $46 million, reflecting an allowance for credit losses of $43 million and a $5 million discount attributable to non-credit factors.
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
Our acquired timeshare financing receivables as of September 30, 2026 mature as follows:

($ in millions)	Acquired Timeshare Financing Receivables
Year	Securitized	Unsecuritized	Total
2026 (remaining)	$18	$13	$31
2027	77	50	127
2028	78	48	126
2029	76	46	122
2030	74	42	116
Thereafter	201	171	372
Total	$524	$370	$894
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
Originated Timeshare Financing Receivables
Our originated gross balances by FICO score of our originated timeshare financing receivables are below:

($ in millions)	Originated
FICO score(1)	September 30, 2026	December 31, 2025
700+	$2,803	$2,492
600-699	846	756
<600	100	74
No score(2)	379	343
Total	$4,128	$3,665
(1)During the first quarter of 2026, we updated our credit quality indicator disclosures to the use of a single FICO score from average FICO score, which is reflected in the table above.
(2)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our gross originated timeshare financing receivables by the origination year and FICO score as of September 30, 2026:

($ in millions)	Originated Timeshare Financing Receivables
FICO score	2026	2025	2024	2023	2022	Prior	Total
700+	$1,052	$862	$447	$194	$139	$109	$2,803
600-699	291	271	147	62	43	32	846
<600	47	29	11	5	4	4	100
No score(1)	119	111	78	32	16	23	379
Total	$1,509	$1,273	$683	$293	$202	$168	$4,128

Current period gross write-offs	$—	$16	$71	$58	$40	$32	$217
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of September 30, 2026 and December 31, 2025, we had ceased accruing interest on originated timeshare financing receivables with an aggregate principal balance of $497 million and $430 million. The following table details an aged analysis of our gross timeshare receivables balance:

	Originated - Securitized		Originated - Unsecuritized
($ in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Current	$1,866	$1,667	$1,673	$1,482
31 - 90 days past due	50	45	42	41
91 - 120 days past due	21	16	15	16
121 days and greater past due	11	6	450	392
Total	$1,948	$1,734	$2,180	$1,931
Acquired Timeshare Financing Receivables
Our gross balances by FICO score of our acquired timeshare financing receivables are below:

($ in millions)	Acquired
FICO score(1)	September 30, 2026	December 31, 2025
700+	$593	$366
600-699	220	187
<600	22	12
No score(2)	59	84
Total	$894	$649
(1)During the first quarter of 2026, we updated our credit quality indicator disclosures to the use of a single FICO score from average FICO score, which is reflected in the table above.
(2)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.

The following table details our gross acquired timeshare financing receivables by the origination year and FICO score as of September 30, 2026:

($ in millions)	Acquired Timeshare Financing Receivables
FICO score	2026	2025	2024	2023	2022	Prior	Total
700+	$38	$90	$69	$146	$84	$166	$593
600-699	8	19	17	53	38	85	220
<600	2	3	2	3	2	10	22
No score(1)	—	1	1	15	10	32	59
Total	$48	$113	$89	$217	$134	$293	$894

Current period gross write-offs	$—	$—	$4	$28	$15	$33	$80
(1)Timeshare financing receivables without a FICO score are primarily related to foreign borrowers.
As of September 30, 2026 and December 31, 2025, we had ceased accruing interest on acquired timeshare financing receivables with an aggregate principal balance of $204 million and $152 million. The following table details an aged analysis of our gross timeshare receivables balance:

	Acquired - Securitized		Acquired - Unsecuritized
($ in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Current	$505	$357	$165	$125
31 - 90 days past due	13	9	7	6
91 - 120 days past due	4	6	3	2
121 days and greater past due	2	1	195	143
Total	$524	$373	$370	$276
As of September 30, 2026 and December 31, 2025, our consolidated aged gross receivables balances across both our originated and acquired portfolios consisted of the following:

($ in millions)	September 30, 2026	December 31, 2025
Current	$4,209	$3,631
31 - 90 days past due	112	101
91 - 120 days past due	43	40
121 days and greater past due	658	542
Total(1)	$5,022	$4,314
(1) As of September 30, 2026, the consolidated aged gross receivables related to the Elara Acquisition were $406 million current, $11 million 31 - 90 days past due, $3 million 91 - 120 days past due and $65 million 121 days and greater past due.
NOTE 7: INVENTORY
Inventory was comprised of the following:

($ in millions)	September 30, 2026	December 31, 2025
Completed unsold VOIs	$2,372	$2,026
Construction in process	15	495
Land, infrastructure and other	1	1
Total	$2,388	$2,522
For the nine months ended September 30, 2026, we recorded non-cash operating activity transfers, net of $15 million from Inventory to Property and equipment, net.

The table below presents cost of sales true-ups relating to VOI products and the related impacts to the carrying value of inventory and cost of VOI sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Cost of sales true-up(1)	$6	$7	$31	$33
(1)For the three and nine months ended September 30, 2026 and 2025, the cost of sales true-up decreased cost of VOI sales and increased inventory.
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
Our condensed consolidated balance sheets included the assets and liabilities of these entities, which primarily consisted of the following:

($ in millions)	September 30, 2026	December 31, 2025
Restricted cash	$109	$142
Timeshare financing receivables, net	2,698	2,435
Non-recourse debt, net	2,891	2,690
The following table shows the interest income and expense recognized as a result of our involvement with these VIEs during the nine months ended September 30, 2026. These amounts are included within Financing revenue and Financing expense in the unaudited condensed consolidated statement of income.

($ in millions)
Interest income	$302
Interest expense	95
Debt issuance cost amortization	12
Administrative expenses	7
Cash paid for interest associated with our non-recourse debt was $93 million and $76 million for the nine months ended September 30, 2026 and 2025. See our unaudited condensed consolidated statements of cash flows for additional information related to borrowings and payments on our Non-recourse debt.
NOTE 9: INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of September 30, 2026, we had an ownership interest in 1776 Holding LLC, which is a VIE. We do not consolidate 1776 Holding LLC because we are not the primary beneficiary. This unconsolidated affiliate had an aggregated debt balance of $38 million as of September 30, 2026.
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

The debt of the unconsolidated VIEs is secured by their assets and is without recourse to us. Our maximum exposure to loss as a result of our investment interest in the unconsolidated affiliate is primarily limited to (i) the carrying amount of the investments, which totaled $18 million and $63 million as of September 30, 2026 and December 31, 2025, and (ii) receivables for commission and other fees earned under fee-for-service arrangements. See Note 16: Related Party Transactions for additional information.
During the nine months ended September 30, 2026, we received cash distributions of $8 million from our investments in 1776 Holding LLC and Elara prior to the Elara Acquisition.
For these VIEs, our investment interests are included in the condensed consolidated balance sheets as Investments in unconsolidated affiliates, and equity earned is included in the unaudited condensed consolidated statements of income as Equity in earnings from unconsolidated affiliates.
NOTE 10: INTANGIBLE ASSETS
Intangible assets and related accumulated amortization were as follows:

	September 30, 2026
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(30)	$18
Management contracts	1,869	(693)	1,176
Club member relationships	174	(104)	70
Capitalized software	415	(270)	145
Marketing agreements	154	(31)	123
Other contract-related intangible assets	50	(14)	36
Total	$2,710	$(1,142)	$1,568

	December 31, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$48	$(27)	$21
Management contracts	1,869	(605)	1,264
Club member relationships	174	(93)	81
Capitalized software	349	(217)	132
Marketing agreements	154	(22)	132
Other contract-related intangible assets	50	(10)	40
Total	$2,644	$(974)	$1,670
Amortization expense on intangible assets was $58 million and $52 million for the three months ended September 30, 2026 and 2025, and $168 million and $154 million for the nine months ended September 30, 2026 and 2025.

NOTE 11: DEBT AND NON-RECOURSE DEBT
Debt
The following table details our outstanding debt balance and its associated interest rates:

($ in millions)	Interest Rate	September 30, 2026	December 31, 2025
Debt(1)
Senior secured credit facility
Term loan A due 2028	5.551%	$400	$400
Term loan B due 2031	5.901%	880	887
Term loan B due 2033	5.901%	850	851
Revolver due 2030(2)	5.442%	490	130
Senior notes due 2029	5.000%	850	850
Senior notes due 2031	4.875%	500	500
Senior notes due 2032	6.625%	900	900
Other debt		76	85
Total debt, gross		4,946	4,603
Less: unamortized deferred financing costs and discounts(3)		(61)	(58)
Total debt, net		$4,885	$4,545
(1)As of September 30, 2026 and December 31, 2025, weighted-average interest rates were 5.751% and 5.691%.
(2)Unamortized deferred financing costs of $1 million and $3 million as of September 30, 2026 and December 31, 2025 related to our revolving facility are included in Other assets in our condensed consolidated balance sheets.
(3)Amount includes unamortized deferred financing costs of $51 million and $53 million as of September 30, 2026 and December 31, 2025. This amount also includes unamortized original issuance discounts of $10 million and $5 million as of September 30, 2026 and December 31, 2025.
Senior secured credit facility
On July 17, 2026, we refinanced our Term Loan B due 2028 with an amended $850 million Term Loan B due 2033. The Term Loan B pricing remained unchanged at SOFR plus 2.00%. As of September 30, 2026, we had $53 million of letters of credit outstanding under the revolving credit facility and $1 million outstanding backed by cash collateral. We were in compliance with all applicable maintenance and financial covenants and ratios as of September 30, 2026. As of September 30, 2026, we have $457 million remaining borrowing capacity under the revolver facility.
We primarily use interest rate swaps as part of our interest rate risk management strategy for our variable-rate debt. These interest rate swaps are associated with the SOFR-based senior secured credit facility. As of September 30, 2026, these interest rate swaps convert the SOFR-based variable rate on our senior secured credit facility to average fixed rates of 1.55% per annum with maturities between 2026 and 2028, for the balance on this borrowing up to the notional values of our interest rate swaps. As of September 30, 2026, the aggregate notional values of the interest rate swaps under our senior secured credit facility was $550 million. Our interest rate swaps have been designated and qualify as cash flow hedges of interest rate risk and recorded at their estimated fair value as an asset in Other assets in our condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the estimated fair value of our cash flow hedges was $19 million and $18 million. We characterize payments we make in connection with these derivative instruments as interest expense and a reclassification of accumulated other comprehensive loss for presentation purposes. We classify cash inflows and outflows from derivatives that hedge interest rate risk within operating activities in the unaudited condensed consolidated statements of cash flows.
The following table reflects the activity, net of tax, in Accumulated other comprehensive loss related to our derivative instruments during the nine months ended September 30, 2026:

Net unrealized gain on derivative instruments
Balance as of December 31, 2025	$14
Other comprehensive loss before reclassifications, net	7
Reclassifications to net income	(7)
Balance as of September 30, 2026	$14

Senior Notes due 2032
The Senior Notes due 2032 are guaranteed on a senior secured basis by certain of our subsidiaries. We were in compliance with all applicable financial covenants as of September 30, 2026.
Senior Notes due 2029 and 2031
The Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. We are in compliance with all applicable financial covenants as of September 30, 2026.
Cash paid for interest on our corporate debt, net was $207 million and $221 million for the nine months ended September 30, 2026 and 2025.
Non-recourse Debt
The following table details our outstanding non-recourse debt balance and associated interest rates:

($ in millions)	Weighted Average Interest Rate	September 30, 2026	December 31, 2025
Non-recourse debt(1)
Timeshare Facility due 2029(2)	5.007%	$550	$615
Big Cedar Timeshare Facility due 2029	5.170%	25	—
Securitized Debt due 2035 - 2045(3)	5.063%	2,346	2,106
Quorum Purchase Facility due 2034	5.018%	2	4
NBA Receivables Facility due 2031	5.394%	—	26
Total non-recourse debt, gross		2,923	2,751
Less: unamortized deferred financing costs and discount(4)		(32)	(35)
Total non-recourse debt, net		$2,891	$2,716
(1)As of September 30, 2026 and December 31, 2025, weighted-average interest rates were 5.054% and 5.019%.
(2)Unamortized deferred financing costs of $3 million as of September 30, 2026 relating to the Timeshare Facility and Big Cedar Timeshare Facility included in Other Assets in our consolidated balance sheet.
(3)Interest rates as of September 30, 2026 range from 1.410% to 6.614%.
(4)Amount includes unamortized deferred financing costs of $30 million for both periods September 30, 2026 and December 31, 2025, and unamortized discounts of $2 million and $5 million as of September 30, 2026 and December 31, 2025.
Timeshare Facility
The Timeshare Facility is a non-recourse obligation payable solely from the pool of timeshare financing receivables pledged as collateral and related assets. In May 2026, we renewed our Timeshare Facility agreement under new terms, which included increasing the facility size from $850 million to $1.0 billion, extending the commitment and maturity period to May 2028 and May 2029, respectively, and permitting to pledge as collateral certain Elara timeshare loans. Concurrently with the renewal, we terminated the Elara Timeshare Facility agreement assumed as a result of the Elara Acquisition. As of September 30, 2026, our Timeshare Facility has a remaining borrowing capacity of $450 million.
Big Cedar Timeshare Facility
On September 14, 2026, Big Cedar entered into the Big Cedar Timeshare Facility, a $200 million revolving receivables warehouse facility, with a commitment period through September 2028 and a maturity period through September 2029. In connection with the warehouse facility, we incurred $1 million in debt issuance costs. As of September 30, 2026, the Big Cedar Timeshare Facility has a remaining borrowing capacity of $175 million.
Securitized Debt
In April 2026, we completed a securitization of approximately $500 million of gross timeshare financing receivables and issued approximately $210 million of 4.67% notes, $161 million of 5.01% notes, $83 million of 5.36% notes and $46 million of 7.21% due February 2043. The advance rate for this transaction was 98%. The issued notes are backed by pledged assets, secured by first mortgages, first deeds of trust, membership interests or timeshare interests (other than a fee simple interest in real estate) and a letter of credit. The notes are a non-recourse obligation and are payable solely from the timeshare financing receivables pledged as collateral for the notes. The proceeds of the notes were used to pay down debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $6 million in debt issuance costs.

In June 2026, we completed a securitization of approximately $300 million of gross timeshare financing receivables and issued approximately $119 million of 4.83% notes, $99 million of 5.10% notes, $51 million of 5.54% notes and $31 million of 6.00% due March 2045. The advance rate for this transaction was 98%. The issued notes are backed by pledged assets, secured by first mortgages, first deeds of trust, membership interests or timeshare interests (other than a fee simple interest in real estate) and a letter of credit. The notes are a non-recourse obligation and are payable solely from the timeshare financing receivables pledged as collateral for the notes. The proceeds of the notes were used to pay down in part some of our existing debt and for other general corporate purposes. Additionally, in connection with the securitization, we incurred $5 million in debt issuance costs.
As part of the Elara Acquisition, we assumed securitized debt which was collateralized by the acquired timeshare financing receivables. They have been aggregated for disclosure purposes as they are similar in nature to our historical securitized transactions.
We are required to deposit payments received from customers on the timeshare financing receivables securing the Timeshare Facility and Securitized Debt into depository accounts maintained by third parties. On a monthly basis, the depository accounts are utilized to make required principal, interest and other payments due under the respective loan agreements. The balances in the depository accounts were $109 million and $142 million as of September 30, 2026 and December 31, 2025, and were included in Restricted cash in our condensed consolidated balance sheets.
NBA Receivables Facility
Recourse on the NBA Receivables Facility is generally limited to the greater of 15% of the outstanding borrowings and $5 million, subject to certain exceptions. During the third quarter of 2026, we terminated the NBA Receivables Facility.
Debt Maturities
The contractual maturities of our debt and non-recourse debt as of September 30, 2026 were as follows:

($ in millions)	Debt	Non-recourse Debt	Total
Year
2026 (remaining three months)	$6	$156	$162
2027	22	541	563
2028	430	439	869
2029	878	923	1,801
2030	515	276	791
Thereafter	3,095	588	3,683
Total	$4,946	$2,923	$7,869
NOTE 12: FAIR VALUE MEASUREMENTS
The carrying amounts and estimated fair values of our financial assets and liabilities were as follows:

	September 30, 2026
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net	$3,676	$—	$3,906
Liabilities:
Debt, net	4,885	4,234	584
Non-recourse debt, net	2,891	2,320	551

	December 31, 2025
		Fair Value
($ in millions)	Carrying Amount	Level 1	Level 3
Assets:
Timeshare financing receivables, net	$3,115	$—	$3,419
Liabilities:
Debt, net	4,545	4,352	233
Non-recourse debt, net	2,716	2,128	640
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
NOTE 13: INCOME TAXES
The effective tax rate for the three months ended September 30, 2026 and 2025 was approximately 29% and 38%. The effective tax rate for the nine months ended September 30, 2026 and 2025 was approximately 26% and 52%. The effective tax rate decrease quarter over quarter is primarily due to the overall change in earnings. The effective tax rate decrease year over year is primarily due to the overall change in earnings and the impact of discrete items. The difference between our effective tax rate as compared to the U.S. statutory federal tax rate of 21% is primarily due to state and foreign income taxes, partially offset by discrete tax items. Our discrete items are primarily related to unrecognized tax benefits.
Cash paid for income taxes, net of refunds, was $81 million and $138 million for the nine months ended September 30, 2026 and 2025.
NOTE 14: SHARE-BASED COMPENSATION
Stock Plan
The 2023 Omnibus Incentive Plan (“2023 Plan”) authorizes the issuance of restricted stock units (“Service RSUs” or “RSUs”), nonqualified stock options (“Options”), and time and performance-vesting restricted stock units (“Performance RSUs” or “PSUs”) to certain employees and directors. On May 6, 2026, our stockholders approved an amendment (the “Amendment”) to the 2023 Plan. The Amendment added 1,250,000 shares of our common stock to the number of shares reserved for issuance under the 2023 Plan. As of September 30, 2026, there were 2,412,233 shares of common stock available for future issuance under the 2023 Plan. We recognized share-based compensation expense of $19 million and $18 million for the three months ended September 30, 2026 and 2025 and $54 million and $52 million for the nine months ended September 30, 2026 and 2025.
As of September 30, 2026, unrecognized compensation cost for unvested awards was approximately $69 million, which is expected to be recognized over a weighted average period of 1.9 years.

Service RSUs
During the nine months ended September 30, 2026, we issued 1,130,207 Service RSUs with a weighted-average grant date fair value of $42.84, which generally vest in annual installments over 3 years from the date of grant, subject to the individual’s continued employment through the applicable vesting date.
Options
During the nine months ended September 30, 2026, we did not grant any Options. As of September 30, 2026, we had 1,588,533 Options outstanding that were exercisable.
Performance RSUs
During the nine months ended September 30, 2026, we issued 489,848 Performance RSUs with a weighted-average grant date fair value of $42.27. The Performance RSUs are settled at the end of a 3-year performance period, with 50% of the Performance RSUs subject to achievement based on the Company’s adjusted earnings before interest expense, taxes and depreciation and amortization, further adjusted for net deferral and recognition of revenues and related direct expenses related to sales of VOIs of projects under construction. The remaining 50% of the Performance RSUs are subject to the achievement of certain contract sales targets.
We determined that the performance conditions for our Performance RSUs are probable of achievement, and we recognized compensation expense based on the number of Performance RSUs we expect to vest.
Employee Stock Purchase Plan
In March 2017, the Board of Directors adopted the Hilton Grand Vacations Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective during 2017 and was subsequently amended in 2022. In connection with the ESPP, we reserved 2.5 million shares of common stock which may be purchased under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share not less than 85% of the fair market value per share of common stock on the first day of the Purchase Period or the last day of the Purchase Period, whichever is lower, up to a maximum threshold established by the plan administrator for the offering period. We recognized $1 million of compensation expense related to this plan for both the three months ended September 30, 2026 and 2025. We recognized $2 million of compensation expense related to this plan for both the nine months ended September 30, 2026 and 2025.
NOTE 15: EARNINGS PER SHARE
The following tables present the calculation of our basic and diluted earnings per share (“EPS”) and the corresponding weighted average shares outstanding referenced in these calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares outstanding in millions, except per share amounts)	2026	2025	2026	2025
Net income attributable to stockholders	$291	$25	$369	$33

Earnings per share(1)
Basic	$3.78	$0.28	$4.65	$0.37
Diluted	$3.70	$0.28	$4.54	$0.36

Basic weighted average shares outstanding	76.9	88.3	79.4	91.6
RSUs(2), PSUs(3), Options(4) and ESPP	1.7	1.8	1.8	1.6
Diluted weighted average shares outstanding	78.6	90.1	81.2	93.2
(1)Earnings per share amounts are calculated using whole numbers.
(2) Excludes approximately 29,000 and 15,000 shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2026. Also excludes approximately 3,000 and 2,000 shares of RSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2025. These RSUs could potentially dilute EPS in the future.
(3) There were no shares of PSUs that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2026 and 2025, respectively.
(4) Excludes approximately 507,000 and 548,000 shares of Options that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2026. Also excludes approximately 608,000 and 1,157,000 shares of Options that would have been anti-dilutive to EPS under the treasury stock method for the three and nine months ended September 30, 2025. These Options could potentially dilute EPS in the future.

Share Repurchases
On July 29, 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an aggregate of $600 million of our outstanding shares of common stock over a two-year period (the “2025 Repurchase Plan”). On August 12, 2026, our Board of Directors approved an additional share repurchase program authorizing us to repurchase up to an aggregate of $600 million of our outstanding shares of common stock over a two-year period (the “2026 Repurchase Plan” and together with the 2025 Repurchase Plan, the “Repurchase Plans”). The 2026 Repurchase Plan will commence once the 2025 Repurchase Plan is fully completed.
The following table summarizes stock repurchase activity under the current and previous share repurchase programs as of September 30, 2026:

(in millions)	Shares	Cost
As of December 31, 2025	56	$2,149
Repurchases	9	410
As of September 30, 2026	65	$2,559
As of October 22, 2026, we had $17 million of remaining availability under the 2025 Repurchase Plan and $600 million of remaining availability under the 2026 Repurchase Plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Equity in earnings from unconsolidated affiliates	$1	$6	$8	$17
Commissions and other fees	1	44	51	122
We also had $2 million and $3 million of outstanding receivables related to these fee-for-service agreements included in Accounts receivable, net on our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.
Apollo Global Management Inc. (“Apollo”)
As part of our acquisition of Dakota Holdings, Inc., the parent of Diamond Resorts International (the “Diamond Acquisition”) in 2021, Apollo obtained more than 20% of our common stock at the time of the acquisition. On June 2, 2026, we and certain entities managed by affiliates of Apollo Global Management, Inc. (the “Selling Stockholders”) entered into an underwriting agreement (the “Underwriting Agreement”) with Wells Fargo Securities, LLC, as representative of the underwriters named therein, including Apollo Global Securities, LLC, an affiliate of the Selling Stockholders (collectively, the “Underwriters”), in connection with the offer and sale by the Selling Stockholders of 5,000,000 shares of our common stock (the “Offering”). On June 22, 2026, the Underwriters purchased an additional 750,000 shares of our common stock in connection with the exercise of their option to purchase additional shares from the Selling Stockholders.
As part of the Offering, we repurchased, and subsequently retired, 750,000 shares of our common stock under our Repurchase Plans from the Underwriters (the “Share Repurchase”) for an aggregate purchase price of $38 million (or $50.00 per share), which was the same per share price paid by the Underwriters to the Selling Stockholders.

During the year ended December 31, 2025, we billed Apollo for $2 million of reimbursable expenses, for which payment was received in January 2026. As of September 30, 2026, we had $1 million in Accounts Receivable due from Apollo for reimbursable expenses billed during 2026.
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
The table below presents revenues for our reportable segment results which include the acquired Elara operations, within both segments as of the Elara Acquisition Date, reconciled to consolidated amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Revenues:
Real estate sales and financing	$1,418	$789	$2,981	$2,194
Resort operations and club management(1)	416	406	1,248	1,202
Total segment revenues	1,834	1,195	4,229	3,396
Cost reimbursements	153	132	452	393
Intersegment eliminations(1)	(26)	(27)	(77)	(75)
Total revenues	$1,961	$1,300	$4,604	$3,714
(1)Includes charges to the Real estate sales and financing segment from the Resort operations and club management segment for fulfillment of discounted marketing package stays at resorts. We account for intersegment revenues as if they were sales to third parties at current market prices.

The following tables present Adjusted EBITDA for our reportable segments:

($ in millions)
For the three months ended September 30, 2026	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$1,418		$390		$1,808
Intersegment revenues	—		26		26
Total segment revenues	1,418		416		1,834	(a)
Less:
Cost of VOI sales	207		—		207
Selling expense	277		—		277
Marketing expense	268		—		268
Financing expense	55		—		55
Club expense	—		22		22
Property management expense	—		38		38
Rental expense	—		188		188
Other expenses	39		13		52
Total segment expenses	846	(b)	261	(c)	1,107
Other:
Share-based compensation expense	6		2		8
Other segment adjustment items	5		1		6	(d)
Intersegment elimination	(26)		—		(26)	(a)
Segment Adjusted EBITDA	$557		$158		$715

For the nine months ended September 30, 2026	Real Estate and Financing		Resort Operations and Club Management		Total
Revenues from external customers	$2,981		$1,171		$4,152
Intersegment revenues	—		77		77
Total segment revenues	2,981		1,248		4,229	(a)
Less:
Cost of VOI sales	290		—		290
Selling expense	658		—		658
Marketing expense	774		—		774
Financing expense	164		—		164
Club expense	—		68		68
Property management expense	—		112		112
Rental expense	—		599		599
Other expenses	71		38		109
Total segment expenses	1,957	(b)	817	(c)	2,774
Other:
Share-based compensation expense	16		7		23
Other segment adjustment items	16		2		18	(d)
Intersegment elimination	(77)		—		(77)	(a)
Segment Adjusted EBITDA	$979		$440		$1,419
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

The following table presents Adjusted EBITDA for our reportable segments reconciled to net income and net income attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Adjusted EBITDA:
Real estate sales and financing(1)	$557	$184	$979	$493
Resort operations and club management(1)	158	159	440	441
Segment Adjusted EBITDA	715	343	1,419	934
Acquisition and integration-related	(13)	(24)	(39)	(78)
General and administrative	(76)	(58)	(192)	(162)
Depreciation and amortization	(70)	(67)	(212)	(193)
License fees	(57)	(56)	(168)	(157)
Other (loss) gain, net	(1)	(3)	(2)	7
Interest expense	(78)	(79)	(221)	(235)
Income tax expense	(117)	(15)	(131)	(36)
Equity in earnings from unconsolidated affiliates	1	6	8	17
Loss on sale and impairment, net	7	(1)	(41)	(2)
Other adjustment items(2)	(14)	(16)	(41)	(49)
Net income	297	30	380	46
Net income attributable to noncontrolling interest	6	5	11	13
Net income attributable to stockholders	$291	$25	$369	$33
(1)Includes intersegment transactions. Refer to our table presenting revenues by reportable segment above for additional discussion.
(2)These amounts include costs associated with share-based compensation, restructuring, one-time charges and other non-cash items included within our reportable segments.
The following table presents total assets for our reportable segments, reconciled to consolidated amounts:

($ in millions)	September 30, 2026	December 31, 2025
Real estate sales and financing	$8,115	$7,807
Resort operations and club management	3,103	3,140
Total segment assets	11,218	10,947
Corporate	587	590
Total assets	$11,805	$11,537
The following table presents capital expenditures for property and equipment (including inventory and leases) for our reportable segments, reconciled to consolidated amounts:

	Nine Months Ended September 30,
($ in millions)	2026	2025
Real estate sales and financing	$69	$100
Resort operations and club management	1	2
Total segment capital expenditures	70	102
Corporate	20	43
Total capital expenditures	$90	$145

NOTE 18: COMMITMENTS AND CONTINGENCIES
Bass Pro Shops Marketing Agreement Commitments
In November 2023, we entered into a 10-year exclusive marketing agreement with Bass Pro Shops (“Bass Pro”), a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. This agreement became effective on the Bluegreen Acquisition Date. As a part of this agreement, we are required to make certain minimum annual payments and certain variable payments based upon the number of travel packages sold during the year or the number of Bass Pro and Cabela’s retail locations HGV maintains during the year. As of September 30, 2026, HGV had sales and marketing operations at a total of 146 Bass Pro Shops and Cabela’s Stores, including 6 virtual kiosks.
Other Commitments
We have certain arrangements with developers where we are committed to purchase vacation ownership units or other real estate at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2026, we were committed to purchase approximately $304 million of inventory over a period of 12 years and $53 million of other commitments in the normal course of business. The actual amount and timing of the acquisitions are subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances.
During the nine months ended September 30, 2026, we fulfilled $17 million of purchases required under our inventory commitments. As of September 30, 2026, our remaining obligations pursuant to these arrangements were expected to be incurred as follows:

($ in millions)	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Marketing and license fee agreements	$9	$38	$38	$38	$39	$95	$257
Inventory purchase obligations(1)(2)(3)	28	8	60	52	73	83	304
Other commitments(4)	9	12	9	6	—	17	53
Total	$46	$58	$107	$96	$112	$195	$614
(1)Commitments for properties in New York, Tennessee and Florida.
(2)For the property in New York, the payments are subject to the seller obtaining the inventory and providing clear title.
(3)For the property in Tennessee, we have the option to extend the full purchase of inventory up to 2038 pursuant to the terms of the purchase agreement.
(4)Primarily relates to commitments related to information technology and sponsorships.
Litigation Contingencies
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We evaluate these legal proceedings and claims at each balance sheet date to determine the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to reasonably estimate the amount of loss. We record a contingent litigation liability when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2026 and December 31, 2025, we accrued liabilities of approximately $19 million and $8 million, respectively, for all legal matters.
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
Surety Bonds
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $346 million as of September 30, 2026, that primarily consist of escrow and subsidy related bonds.

NOTE 19: LOSS ON SALE AND IMPAIRMENT, NET
Following a strategic review of our resort portfolio quality, we identified certain properties where disposal of our interests was appropriate. During the second quarter of 2026, we completed this disposition of inventory and recorded an aggregate loss of $48 million that is included in Loss on sale and impairment, net on the condensed consolidated statements of income. In accordance with the asset purchase agreement, we will participate in future proceeds from the sales of the disposed inventory by the third-party that purchased our interests in certain properties. During the three months ended September 30, 2026, we recorded $7 million associated with our portion of the proceeds from the sale of our previously disposed interests in certain properties, which is included in Loss on sale and impairment, net on the condensed consolidated statements of income.
During the three and nine months ended September 30, 2025, we recorded lease impairments of $1 million and $2 million included in Loss on sale and impairment, net on the condensed consolidated statements of income.

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
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q includes discussion of terms that are not recognized terms under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and financial measures that are not calculated in accordance with U.S. GAAP, including earnings before interest expense (excluding interest expense relating to our non-recourse debt), taxes and depreciation and amortization (“EBITDA”), Adjusted EBITDA, Adjusted EBITDA Attributable to Stockholders,

fee-for-service commissions, sales and marketing expense, net, sales revenue, real estate expense, and profits and profit margins for our real estate, financing, resort and club management, and rental and ancillary services.
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
As of September 30, 2026, we had approximately 200 properties located in the United States (“U.S.”), Europe, Canada, the Caribbean, Mexico, and Japan. Our properties feature spacious, condominium-style accommodations with superior amenities and quality service. We have rebranded many of the properties acquired in the Diamond acquisition, and we expect to continue this process for the remaining planned Diamond properties. During 2025, we began rebranding certain properties acquired in the Bluegreen Acquisition to Hilton Grand Vacations brands and expect to continue this process for the majority of the Bluegreen properties.
As of September 30, 2026, we had approximately 715,000 members across our Club offerings. Based on the type of Club membership, members have the flexibility to exchange their VOIs for stays at Hilton Grand Vacations resorts, properties in the Hilton system of 28 industry-leading brands with over 9,400 properties, or affiliated properties, as well as numerous experiential vacation options, such as cruises and guided tours, or they have the option to exchange their VOI for various other timeshare resorts throughout the world through an external exchange program, including travel services options.
Our Segments
We operate our business across two segments: (1) Real estate sales and financing; and (2) Resort operations and club management.
Real Estate Sales and Financing
Traditionally, timeshare operators have funded 100% of the investment necessary to acquire land and construct timeshare properties. We source VOIs through developed properties and fee-for-service and just-in-time agreements with third-party developers and have focused our inventory strategy on developing an optimal inventory mix. The fee-for-service agreements enable us to generate fees from the sales and marketing of the VOIs and Club memberships and from the management of the timeshare properties without requiring us to fund acquisition and construction costs. The just-in-time agreements enable us to source VOI inventory in a manner that allows us to correlate the timing of acquisition of the inventory with the sale to purchasers. Sales of owned, including just-in-time, inventory generally result in greater Adjusted EBITDA contributions, while fee-for-service sales require less initial investment and allow us to accelerate our sales growth. Both sales of owned inventory and fee-for-service inventory generate long-term, predictable fee streams, by adding to the Club membership base and properties under management, that generate strong returns on invested capital. For the nine months ended September 30, 2026, sales from fee-for-service and just-in-time inventory were 14%, and 11% of contract sales. See “Key Business and Financial Metrics — Real Estate Sales Operating Metrics” for additional discussion of contract sales.
We sell our vacation ownership products primarily through our distribution network of both-in-market and off-site sales centers. Our products are currently marketed for sale throughout the United States, Europe, Canada, the Caribbean, Mexico, and Asia. We operate sales distribution centers in major markets and popular leisure destinations with year-round demand and a history of being a friendly environment for vacation ownership. We have 99 sales distribution centers in various domestic and international locations. Our marketing and sales activities are based on targeted direct marketing and a highly personalized sales approach. We use targeted direct marketing to reach potential members who are identified as having the financial ability to pay for our products, are frequent leisure travelers, and have an affinity with our brands.

Our marketing and sales activities also include marketing relationships with nationally-recognized consumer brands such as Bass Pro, a fishing, marine, hunting, camping and sports gear retailer, and Choice Hotels. HGV is party to an exclusive marketing agreement with Bass Pro that provides HGV with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. As of September 30, 2026, HGV had sales and marketing operations at a total of 146 Bass Pro Shops and Cabela’s Stores, including 6 virtual kiosks. Additionally, the joint venture between HGV and Bass Pro includes four high-end wilderness resorts under the Big Cedar Lodge brand. We also have an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages.
Tour flow quality impacts key metrics such as close rate and VPG, defined in “Key Business and Financial Metrics—Real Estate Sales Operating Metrics.” Additionally, the quality of tour flow impacts sales revenue and the collectability of our timeshare financing receivables. For both the nine months ended September 30, 2026 and 2025, 73% of our contract sales were to our existing owners.
We provide financing for members purchasing our developed and acquired inventory and generate interest income on the loans. Our timeshare financing receivables are collateralized by the underlying VOIs and are generally structured as 10-year, fully-amortizing loans that bear a fixed interest rate typically ranging from 2.5% to 25% per annum. Financing propensity was 70% and 66% for the nine months ended September 30, 2026 and 2025. We calculate financing propensity as contract sales volume of financed contracts originated in the period divided by contract sales volume originated in the period.
The interest rate on our loans is determined by, among other factors, the amount of the down payment, the borrower’s credit profile and the loan term. The weighted-average FICO score for loans to U.S. and Canadian borrowers at the time of origination were as follows:

	Nine Months Ended September 30,
	2026	2025
Weighted-average FICO score(1)	745	748
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
Real Estate Sales Operating Metrics

	Three Months Ended September 30,		Variance(1)		Nine Months Ended September 30,		Variance(1)
($ in millions, except Tour flow and VPG)	2026	2025	$	%	2026	2025	$	%
Contract sales	$807	$907	$(100)	(11.0)	$2,336	$2,462	$(126)	(5.1)
Adjustments:
Fee-for-service sales(2)	(93)	(156)	63	(40.4)	(317)	(409)	92	(22.5)
Provision for financing receivables losses	(89)	(126)	37	(29.4)	(300)	(293)	(7)	2.4
Reportability and other:
Net recognitions (deferrals) of sales of VOIs under construction (3)	536	(99)	635	NM	457	(307)	764	NM
Other(4)	(37)	(53)	16	(30.2)	(90)	(133)	43	(32.3)
Sales of VOIs, net	$1,124	$473	$651	NM	$2,086	$1,320	$766	58.0
Tour flow	235,991	232,035	3,956		664,501	631,782	32,719
VPG	$3,406	$3,891	$(485)		$3,500	$3,880	$(380)
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
Contract sales decreased $100 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to a 12.5% decrease in VPG partially offset by an increase in tour flow of 1.7%. For the three months ended September 30, 2026, we had a net construction recognition of $536 million compared to a net construction deferral of $99 million for the same period in 2025. Fee-for-service sales decreased $63 million primarily due to the Elara Acquisition and provision for financing receivables losses decreased $37 million primarily due to the impact of the change in accounting estimate in the third quarter of 2026.

Contract sales decreased $126 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to a 9.8% decrease in VPG partially offset by an increase in tour flow of 5.2%. For the nine months ended September 30, 2026 we had a net construction recognition of $457 million compared to a net construction deferral of $307 million for the same period in 2025. Provision for financing receivables losses increased $7 million primarily due to the impact of the change in accounting estimate in the third quarter of 2026. Fee-for-service sales decreased $92 million primarily due to the Elara Acquisition.
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
The following table represents deferrals and recognitions of Sales of VOI revenue and direct costs for properties under construction:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
($ in millions)	2026	2025	$	2026	2025	$
Sales of VOIs (deferrals)	$(29)	$(99)	$70	$(145)	$(307)	$162
Sales of VOIs recognitions	565	—	565	602	—	602
Net Sales of VOIs recognitions (deferrals)	536	(99)	635	457	(307)	764
Cost of VOI sales (deferrals)	(8)	(26)	18	(39)	(86)	47
Cost of VOI sales recognitions	160	—	160	172	—	172
Net Cost of VOI sales recognitions (deferrals)	152	(26)	178	133	(86)	219
Sales and marketing expense (deferrals)	(6)	(16)	10	(26)	(51)	25
Sales and marketing expense recognitions	94	—	94	100	—	100
Net Sales and marketing expense recognitions (deferrals)	88	(16)	104	74	(51)	125
Net construction recognitions (deferrals)	$296	$(57)	$353	$250	$(170)	$420

Results of Operations
Three and Nine Months Ended September 30, 2026 Compared with the Three and Nine Months Ended September 30, 2025
Segment Results
The following tables present our revenues by segment. We do not include equity in earnings from unconsolidated affiliates in our measures of segment operating performance.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Revenues:
Real estate sales and financing	$1,418	$789	$629	79.7	$2,981	$2,194	$787	35.9
Resort operations and club management	416	406	10	2.5	1,248	1,202	46	3.8
Total segment revenues	1,834	1,195	639	53.5	4,229	3,396	833	24.5
Cost reimbursements	153	132	21	15.9	452	393	59	15.0
Intersegment eliminations(1)	(26)	(27)	1	(3.7)	(77)	(75)	(2)	2.7
Total revenues	$1,961	$1,300	$661	50.8	$4,604	$3,714	$890	24.0
(1)See Note 17: Business Segments in our unaudited condensed consolidated financial statements for details on the intersegment eliminations.
Real Estate Sales and Financing Segment
Real Estate

	Three Months Ended September 30,		Variance(1)		Nine Months Ended September 30,		Variance(1)
($ in millions)	2026	2025	$	%	2026	2025	$	%
Sales of VOIs, net	$1,124	$473	$651	NM	$2,086	$1,320	$766	58.0
Fee-for-service commissions	57	94	(37)	(39.4)	192	246	(54)	(22.0)
Sales revenue	1,181	567	614	NM	2,278	1,566	712	45.5
Less:
Cost of VOI sales	207	43	164	NM	290	106	184	NM
Sales and marketing expense, net	496	403	93	23.1	1,231	1,152	79	6.9
Real estate expense	703	446	257	57.6	1,521	1,258	263	20.9
Real estate profit	$478	$121	$357	NM	$757	$308	$449	NM
Real estate profit margin(2)	40.5%	21.3%			33.2%	19.7%
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2) Excluding the package sales and other fees adjustment, Real estate profit margin was 37.7% and 18.3% for the three months ended September 30, 2026 and 2025, and 29.7% and 17.0% for the nine months ended September 30, 2026 and 2025.
Sales revenue increased $614 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to a net construction recognition of $536 million in 2026 compared to a net construction deferral of $99 million in 2025, partially offset by a decrease in fee-for-service commissions of $37 million.
Sales revenue increased $712 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to net construction recognition of $457 million in 2026 compared to a net construction deferral of $307 million in 2025, partially offset by a decrease in fee-for-service commissions of $54 million.
Real estate expense increased $257 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to net construction recognition activity of $240 million in 2026 compared to a net construction deferral of $42 million in 2025, partially offset by decreases in selling expenses of $18 million and costs of contract sales excluding fee-for-service of $18 million.
Real estate expense increased $263 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to net construction recognition activity of $207 million in 2026 compared to a net construction deferral of $137 million in 2025, partially offset by decreases in costs of contract sales excluding fee-for-service of $49 million and selling expenses of $38 million.
Financing

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Interest income	$144	$126	$18	14.3	$409	$371	$38	10.2
Other financing revenue	8	9	(1)	(11.1)	32	31	1	3.2
Premium amortization of acquired timeshare financing receivables	(3)	(7)	4	(57.1)	(10)	(23)	13	(56.5)
Financing revenue	149	128	21	16.4	431	379	52	13.7
Consumer financing interest expense	39	31	8	25.8	108	86	22	25.6
Other financing expense	15	21	(6)	(28.6)	52	72	(20)	(27.8)
Amortization of acquired non-recourse debt discounts and premiums, net	1	1	—	—	4	4	—	—
Financing expense	55	53	2	3.8	164	162	2	1.2
Financing profit	$94	$75	$19	25.3	$267	$217	$50	23.0
Financing profit margin	63.1%	58.6%			61.9%	57.3%
Financing revenue increased $21 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in the average outstanding balance of the timeshare financing receivables portfolio and a decrease in the premium amortization of acquired timeshare financing receivables of $4 million.
Financing revenue increased $52 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in the average outstanding balance of the timeshare financing receivables portfolio and a decrease in the premium amortization of acquired timeshare financing receivables of $13 million.
Financing expense increased $2 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in consumer financing interest expense of $8 million due to an increase in the average non-recourse debt balance partially offset by a decrease in the provision for credit losses of the acquired portfolio of $9 million.
Financing expense increased $2 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in consumer financing interest expense of $22 million due to an increase in the average non-recourse debt balance partially offset by a decrease in the provision for credit losses of the acquired portfolio of $22 million.

Resort Operations and Club Management Segment
Resort and Club Management

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Club management revenue	$78	$78	$—	—	$220	$220	$—	—
Resort management revenue	118	115	3	2.6	350	339	11	3.2
Resort and club management revenues	196	193	3	1.6	570	559	11	2.0
Club management expense	22	22	—	—	68	63	5	7.9
Resort management expense	38	36	2	5.6	112	105	7	6.7
Resort and club management expenses	60	58	2	3.4	180	168	12	7.1
Resort and club management profit	$136	$135	$1	0.7	$390	$391	$(1)	(0.3)
Resort and club management profit margin	69.4%	69.9%			68.4%	69.9%
Resort and club management revenue and expenses remained consistent for the three months ended September 30, 2026, compared to the same period in 2025.
Resort and club management revenue increased $11 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in management fees revenue.
Resort and club management expenses increased $12 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to property management and employee-related expenses.
Rental and Ancillary Services

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Rental revenues	$179	$173	$6	3.5	$556	$527	$29	5.5
Ancillary services revenues	15	13	2	15.4	45	41	4	9.8
Rental and ancillary services revenues	194	186	8	4.3	601	568	33	5.8
Rental expenses	188	178	10	5.6	599	564	35	6.2
Ancillary services expense	13	12	1	8.3	38	35	3	8.6
Rental and ancillary services expenses	201	190	11	5.8	637	599	38	6.3
Rental and ancillary services profit	$(7)	$(4)	$(3)	75.0	$(36)	$(31)	$(5)	16.1
Rental and ancillary services profit margin	(3.6)%	(2.2)%			(6.0)%	(5.5)%
Rental and ancillary services revenue increased $8 million for the three months ended September 30, 2026, compared to the same periods in 2025, primarily driven by higher transient revenues as a result of higher average daily rates.
Rental and ancillary services revenue increased $33 million for the nine months ended September 30, 2026 compared to the same periods in 2025, primarily driven by higher transient revenues as a result of increased occupied room nights and average daily rates.
Rental and ancillary services expenses increased $11 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to increases in other rental expenses.

Rental and ancillary services expenses increased $38 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to increases in maintenance fees on unsold inventory and other rental expenses.
Other Operating Expenses

	Three Months Ended September 30,		Variance(1)		Nine Months Ended September 30,		Variance(1)
($ in millions)	2026	2025	$	%	2026	2025	$	%
General and administrative	$76	$58	$18	31.0	$192	$162	$30	18.5
Depreciation and amortization	70	67	3	4.5	212	193	19	9.8
License fees	57	56	1	1.8	168	157	11	7.0
Loss on sale and impairment, net	(7)	1	(8)	NM	41	2	39	NM
(1) NM - fluctuation in terms of percentage change is not meaningful.
For the three months ended September 30, 2026, operating expenses increased compared to the same period in 2025. General and administrative increased by $18 million primarily due to professional fees. Loss on sale and impairment, net decreased $8 million primarily due to the recording of our portion of the proceeds from the sale of our previously disposed interests in certain properties of $7 million.
For the nine months ended September 30, 2026, operating expenses increased compared to the same period in 2025. Loss on sale and impairment, net increased $39 million primarily due to an aggregate loss of $48 million recorded from the disposition of our interests in certain properties, partially offset by our portion of the proceeds from the sale of our previously disposed interests in certain properties of $7 million. General and administrative increased by $30 million primarily due to increases in professional fees of $26 million and employee-related expenses of $4 million. Depreciation and amortization expense increased by $19 million primarily due to amortization expense of software intangibles. License fees increased by $11 million primarily due to licensing fees paid to Hilton.
Acquisition and Integration-Related

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Acquisition and integration-related	$13	$24	$(11)	(45.8)	$39	$78	$(39)	(50.0)
Acquisition and integration-related costs include direct expenses related to our recent acquisitions including integration costs, legal and other professional fees. Integration costs include technology-related costs, fees paid to management consultants, rebranding fees and employee-related costs such as severance and retention. For the three and nine months ended September 30, 2026, acquisition and integration-related costs decreased by $11 million and $39 million compared to the same period in 2025, primarily due to decreases of $2 million and $22 million in employee-related expenses and professional service fees of $8 million and $15 million.
Non-Operating Expenses

	Three Months Ended September 30,		Variance (1)		Nine Months Ended September 30,		Variance (1)
($ in millions)	2026	2025	$	%	2026	2025	$	%
Interest expense	$78	$79	$(1)	(1.3)	$221	$235	$(14)	(6.0)
Equity in earnings from unconsolidated affiliates	(1)	(6)	5	(83.3)	(8)	(17)	9	(52.9)
Other loss (gain), net	1	3	(2)	(66.7)	2	(7)	9	NM
Income tax expense	117	15	102	NM	131	36	95	NM
(1) NM - fluctuation in terms of percentage change is not meaningful.
The changes in non-operating expenses for both the three and nine months ended September 30, 2026, compared to the same periods in 2025, were primarily due to interest expense, other loss (gain), net and income tax expense. For the three months ended September 30, 2026, the increase in income tax expense was primarily driven by the overall change in pretax earnings compared to the same period in 2025. For the nine months ended September 30, 2026, the increase in income tax expense was primarily driven by the overall change in pretax earnings compared to the same period in 2025, partially offset by discrete tax items. The decrease in interest expense was primarily due to a decrease in the weighted average interest rate on our corporate debt. The change in Equity in earnings from unconsolidated affiliates is primarily due to the Elara Acquisition and Elara no longer being an unconsolidated entity. The change in other loss (gain), net is primarily due to revaluation of our foreign currency transactions.
Net income attributable to noncontrolling interest

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Net income attributable to noncontrolling interest	$6	$5	$1	20.0	$11	$13	$(2)	(15.4)
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

	Three Months Ended September 30,		Variance(1)		Nine Months Ended September 30,		Variance(1)
($ in millions)	2026	2025	$	%	2026	2025	$	%
Net income attributable to stockholders	$291	$25	$266	NM	$369	$33	$336	NM
Net income attributable to noncontrolling interest	6	5	1	20.0	11	13	(2)	(15.4)
Net income	297	30	267	NM	380	46	334	NM
Interest expense	78	79	(1)	(1.3)	221	235	(14)	(6.0)
Income tax expense	117	15	102	NM	131	36	95	NM
Depreciation and amortization	70	67	3	4.5	212	193	19	9.8
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	—	—	—	—	1	(1)	(100.0)
EBITDA	562	191	371	NM	944	511	433	84.7
Other loss (gain), net	1	3	(2)	(66.7)	2	(7)	9	NM
Share-based compensation expense	20	19	1	5.3	56	54	2	3.7
Loss on sale and impairment, net	(7)	1	(8)	NM	41	2	39	NM
Acquisition and integration-related	13	24	(11)	(45.8)	39	78	(39)	(50.0)
Other adjustment items(2)	28	11	17	NM	55	34	21	61.8
Adjusted EBITDA	617	249	368	NM	1,137	672	465	69.2
Adjusted EBITDA attributable to noncontrolling interest	8	4	4	100.0	14	14	—	—
Adjusted EBITDA attributable to stockholders	$609	$245	$364	NM	$1,123	$658	$465	70.7
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

	Three Months Ended September 30,		Variance(1)		Nine Months Ended September 30,		Variance(1)
($ in millions)	2026	2025	$	%	2026	2025	$	%
Net income attributable to stockholders	$291	$25	$266	NM	$369	$33	$336	NM
Net income attributable to noncontrolling interest	6	5	1	20.0	11	13	(2)	(15.4)
Net income	297	30	267	NM	380	46	334	NM
Interest expense	78	79	(1)	(1.3)	221	235	(14)	(6.0)
Income tax expense	117	15	102	NM	131	36	95	NM
Depreciation and amortization	70	67	3	4.5	212	193	19	9.8
Interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates	—	—	—	—	—	1	(1)	(100.0)
EBITDA	562	191	371	NM	944	511	433	84.7
Other loss (gain), net	1	3	(2)	(66.7)	2	(7)	9	NM
Equity in earnings from unconsolidated affiliates(2)	(1)	(6)	5	(83.3)	(8)	(18)	10	(55.6)
Loss on sale and impairment, net	(7)	1	(8)	NM	41	2	39	NM
License fees	57	56	1	1.8	168	157	11	7.0
Acquisition and integration-related	13	24	(11)	(45.8)	39	78	(39)	(50.0)
General and administrative	76	58	18	31.0	192	162	30	18.5
Profit	$701	$327	$374	NM	$1,378	$885	$493	55.7

Real estate profit	$478	$121	$357	NM	$757	$308	$449	NM
Financing profit	94	75	19	25.3	267	217	50	23.0
Resort and club management profit	136	135	1	0.7	390	391	(1)	(0.3)
Rental and ancillary services profit	(7)	(4)	(3)	75.0	(36)	(31)	(5)	16.1
Profit	$701	$327	$374	NM	$1,378	$885	$493	55.7
(1) NM - fluctuation in terms of percentage change is not meaningful.
(2) Excludes impact of interest expense, depreciation and amortization included in equity in earnings from unconsolidated affiliates of $1 million for the nine months ended September 30, 2025.

We evaluate our business segment operating performance using segment Adjusted EBITDA, as described in Note 17: Business Segments in our unaudited condensed consolidated financial statements. The following table reconciles our segment Adjusted EBITDA to Adjusted EBITDA to Adjusted EBITDA Attributable to Stockholders:

	Three Months Ended September 30,		Variance(1)		Nine Months Ended September 30,		Variance(1)
($ in millions)	2026	2025	$	%	2026	2025	$	%
Adjusted EBITDA:
Real estate sales and financing(2)	$557	$184	$373	NM	$979	$493	$486	98.6
Resort operations and club management(2)	158	159	(1)	(0.6)	440	441	(1)	(0.2)
Adjustments:
Adjusted EBITDA from unconsolidated affiliates	1	5	(4)	(80.0)	8	17	(9)	(52.9)
License fees	(57)	(56)	(1)	1.8	(168)	(157)	(11)	7.0
General and administrative(3)	(42)	(43)	1	(2.3)	(122)	(122)	—	—
Adjusted EBITDA	617	249	368	NM	1,137	672	465	69.2
Adjusted EBITDA attributable to noncontrolling interest	8	4	4	100.0	14	14	—	—
Total Adjusted EBITDA attributable to stockholders	$609	$245	$364	NM	$1,123	$658	$465	70.7
(1)NM - fluctuation in terms of percentage change is not meaningful.
(2) Includes intersegment transactions, share-based compensation, depreciation and other adjustments attributable to the segments.
(3) Adjusts for segment related share-based compensation, depreciation and other adjustment items.
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

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2026	2025	$	%	2026	2025	$	%
Fee-for-service commissions, package sales and other fees	$145	$188	$(43)	(22.9)	$464	$495	$(31)	(6.3)
Less: Package sales and other fees(1)	(88)	(94)	6	(6.4)	(272)	(249)	(23)	9.2
Fee-for-service commissions	$57	$94	$(37)	(39.4)	$192	$246	$(54)	(22.0)

Sales and marketing expense	$584	$497	$87	17.5	$1,503	$1,401	$102	7.3
Less: Package sales and other fees(1)	(88)	(94)	6	(6.4)	(272)	(249)	(23)	9.2
Sales and marketing expense, net	$496	$403	$93	23.1	$1,231	$1,152	$79	6.9
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
•As of September 30, 2026, we had total cash and cash equivalents of $227 million and restricted cash of $275 million. Restricted cash primarily consists of escrow deposits received on VOI sales and reserves related to non-recourse debt.
•During the nine months ended September 30, 2026, we repurchased 9 million shares for $410 million, excluding the excise tax, under our share repurchase programs. See Note 15: Earnings Per Share for additional information.
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
•As of September 30, 2026, we had $457 million remaining borrowing capacity under the revolver facility.
•As of September 30, 2026, we had an aggregate of $450 million remaining borrowing capacity under our Timeshare Facility and $175 million remaining borrowing capacity under the Big Cedar Timeshare Facility. As of September 30, 2026, we had $1.3 billion of notes that were current on payments but not securitized. Of that figure, approximately $851 million could be monetized through either warehouse borrowing or securitization while another $383 million of mortgage notes we anticipate being eligible following certain customary milestones such as first payment, deeding and recording.
We believe that our capital allocation strategy provides adequate funding for our operations, is flexible enough to fund our development pipeline, securitizes the optimal level of receivables, and provides the ability to be strategically opportunistic in the marketplace. We have made commitments with developers to purchase vacation ownership units at a future date to be marketed and sold under our Hilton Grand Vacations brand. As of September 30, 2026, our inventory-related purchase commitments totaled $304 million to be fulfilled over a period of 12 years.
Sources and Uses of Our Cash
The following table summarizes our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,		Variance
($ in millions)	2026	2025	$
Net cash provided by (used in):
Operating activities	$349	$133	$216
Investing activities	(179)	(104)	(75)
Financing activities	(237)	(252)	15
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
The increase in net cash provided by operating activities for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase of $334 million in net income, an increase in loss on sale and impairment, net of $39 million and an increase of $19 million in depreciation and amortization partially offset by an increase in cash used for working capital of $145 million and a decrease in provision for loan losses of $15 million.

The following table summarizes our VOI inventory spending:

	Nine Months Ended September 30,
($ in millions)	2026	2025
VOI spending - owned properties(1)	$137	$193
Purchases and development of real estate for future conversion to inventory	45	73
Total VOI inventory spending	$182	$266
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
The increase in net cash used in investing activities for the nine months ended September 30, 2026 compared to the same period in 2025, was primarily due to cash paid of $103 million for the Elara Acquisition in 2026, partially offset by a decrease in capital expenditures for property and equipment (excluding inventory) of $27 million.
Financing Activities
The decrease in net cash used in financing activities for the nine months ended September 30, 2026. compared to the same period in 2025, was primarily due to a $40 million decrease in cash paid for share repurchases and an $8 million increase in proceeds from stock option exercises. These inflows were partially offset by a decrease in net proceeds from debt and non-recourse debt of $13 million and increases in debt issuance costs of $11 million and payments of withholding taxes on vesting of restricted stock units of $9 million.
Share Repurchase Plans
On July 29, 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an aggregate of $600 million of our outstanding shares of common stock over a two-year period (the “2025 Repurchase Plan”). On August 12, 2026, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an aggregate of $600 million of our outstanding shares of common stock over a two-year period (the “2026 Repurchase Plan”). The 2026 Repurchase Plan will commence once the 2025 Repurchase Plan is fully completed. As of September 30, 2026, we had $17 million of remaining availability under the 2025 Repurchase Plan and $600 million of remaining availability under the 2026 Repurchase Plan.
Contractual Obligations
Our commitments primarily relate to agreements with developers to purchase or construct vacation ownership units, operating leases, marketing and license fee agreements and obligations associated with our debt, non-recourse debt and the related interest. As of September 30, 2026, we were committed to $10.1 billion in contractual obligations over 14 years, $306 million of which will be fulfilled in the remainder of 2026. The ultimate amount and timing of certain commitments is subject to change pursuant to the terms of the respective arrangements, which could also allow for cancellation in certain circumstances. See Note 18: Commitments and Contingencies and Note 11: Debt and Non-recourse Debt for additional information.
We utilize surety bonds related to the sales of VOIs in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. We have commitments from surety providers in the amount of $346 million as of September 30, 2026, that primarily consist of escrow and subsidy related bonds.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
Information with respect to this item may be found in Note 18: Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
As of September 30, 2026, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. These risk factors may be important to understanding statements in the Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part 1, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Issuer Purchases of Equity Securities
On July 31, 2025, the Company announced the Board of Directors approved the 2025 Repurchase Plan authorizing the repurchase of up to an aggregate of $600 million of the Company’s outstanding shares of common stock over a two-year period, expiring in July 2027. On August 20, 2026, the Company announced the Board of Directors approved an additional share repurchase program, the 2026 Repurchase Plan, authorizing the repurchase of up to an aggregate of $600 million of the Company’s outstanding shares of common stock over a two-year period, expiring in August 2028. The 2026 Repurchase Plan will commence once the 2025 Repurchase Plan is fully completed.
During the three months ended September 30, 2026, we repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
July 1 - July 31, 2026	563,791	$50.01	563,791	$99,397,312
August 1 - August 31, 2026	1,637,381	44.89	1,637,381	625,893,890
September 1 - September 30, 2026	211,355	40.90	211,355	617,249,321
Total	2,412,527	$45.74	2,412,527
(1) Under our publicly announced repurchase plans, we may repurchase shares in the open market, in privately negotiated transactions, accelerated share repurchase programs, or such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The timing and actual number of shares repurchased under any share repurchase plan will depend on a variety of factors, including the stock price, available liquidity and market conditions. The shares are retired upon repurchase. The share repurchase plans do not obligate HGV to repurchase any dollar amount or number of shares of common stock, and they may be suspended or discontinued at any time.
As of October 22, 2026, we had $17 million of remaining availability under the 2025 Repurchase Plan and $600 million of remaining availability under the 2026 Repurchase Plan.

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

10.1
Amendment No. 10 to the Credit Agreement, dated as of July 17, 2026, by and among Hilton Grand Vacations Inc., Hilton Grand Vacations Parent LLC, Hilton Grand Vacations Borrower LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association (as successor to Bank of America, N.A.), as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37794) filed on July 17, 2026).

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
_____________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October 2026.

HILTON GRAND VACATIONS INC.

By:	/s/ Mark D. Wang
Name:	Mark D. Wang
Title:	Chief Executive Officer

By:	/s/ Daniel J. Mathewes
Name:	Daniel J. Mathewes
Title:	President and Chief Financial Officer